Form 10-Q
period 1996-04-30
CANMAX INC /WY/
filed 1996-06-14
CIK 913659

United States
                 Securities and Exchange Commission
                       Washington, D.C.  20549


                              FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Period Ended April 30, 1996
                                 or

[    ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 For the Transition Period From
_______________ to_______________

Commission file number 0-22636


                             CANMAX INC.
       (Exact name of registrant as specified in its charter)


          Wyoming                            75-2461665
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)           Identification No.)

    150 W. Carpenter Freeway
        Irving, Texas                            75039
 (Address of principal executive offices)     (Zip Code)


                           (214) 541-1600
         (Registrant's telephone number, including area code)


                           Not applicable
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes__X____    No______


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  No Par Value----5,012,869 shares as of June 10, 1996.

                                CANMAX INC.
                             AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets
                               (Unaudited)


                                    April 30         October 31
                                      1996             1995

  ASSETS
  Current Assets:

     Cash                         $    207,142 $       477,364
     Accounts receivable, net        1,356,094       1,221,458
     Inventory (Note B)                331,606         474,481
     Prepaid expenses and other        186,614          76,259

  Total current assets               2,081,456       2,249,562

  Property and equipment at
  cost less accumulated
  depreciation and amortization
  of $1,844,702 in 1996 and
  $1,568,324 in 1995                 1,463,459       1,634,325

  Capitalized software costs,
  net of accumulated
  amortization of $481,410
  in 1996 and $381,811 in 1995         643,446         614,171

  Intellectual property rights,
  net of accumulated amortization
  of $580,978 in 1996 and $497,005
  in 1995                               89,195         173,168

  Other assets                          10,859          30,676

                                 $   4,288,415  $    4,701,902

See accompanying notes.

                                CANMAX INC.
                             AND SUBSIDIARIES


             Condensed Consolidated Balance Sheets, continued
                               (Unaudited)


                                    April 30        October 31
                                      1996            1995

  LIABILITIES AND SHAREHOLDERS'
  EQUITY

  Current liabilities:

      Accounts payable             $ 1,028,374   $   1,290,263
      Accrued liabilities              551,414         511,641
      Deferred revenue                 806,151         586,836
      Current portion of leasehold
      obligation                       119,602         109,475
      Advance from shareholder
      (Note D)                         203,846         220,000

      Total current liabilities      2,709,387       2,718,215

  Leasehold obligation                 208,013         200,015
  Development obligation (Note C)            -          65,000

  Shareholders' equity;

      Common stock, no par
      value, 44,169,100 shares
      authorized; 5,012,869
      and 4,935,269 shares issued
      and outstanding in 1996
      and 1995, respectively.       18,372,574      18,163,634

      Option to purchase common
      stock (Note C)                 4,861,659       4,861,659

      Deficit                      (21,863,218)    (21,306,621)

      Total shareholders' equity     1,371,015       1,718,672

                                  $  4,288,415   $   4,701,902

  See accompanying notes.

                               CANMAX INC.
                             AND SUBSIDIARIES

             Condensed Consolidated Statements of Operations
                               (Unaudited)



                              For the three months       For the six months
                                    ended April 30           ended April 30
                               1996         1995        1996        1995

Revenues:

Software, hardware and
product licenses          $  283,363    $  313,952    $1,415,598   $  674,877
Development                1,036,611       630,228     2,305,422    1,551,906
Service agreements           770,912       692,494     1,437,868    1,036,022

                           2,090,886     1,636,674     5,158,888    3,262,805

Costs and expenses:

Cost of software,
hardware & product
license revenues             378,929       151,113     1,106,411      369,300
Cost of development
revenues                     508,515       462,996       933,064      982,312
Customer service             558,280       631,953     1,029,740    1,137,153
Product development          356,106       785,029       672,781    1,600,886
Selling and administration 1,010,895     1,316,270     1,971,040    2,268,412

                           2,812,725     3,347,361     5,713,036    6,358,063


Net loss                 $  (721,839)  $(1,710,687)    $(554,148) $(3,095,258)


Net loss per common
share                    $    (0.15)         (0.37)        (0.11)       (0.69)

Weighted average
common shares
outstanding                4,970,674     4,615,177     4,952,824    4,476,619

See accompanying notes.

                               CANMAX INC.
                             AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows
                               (Unaudited)

                                         For the six months
                                           ended April 30

                                        1996                   1995

Net loss                         $    (554,148)          $ (3,095,258)

Adjustments to reconcile net
income to net cash used in
operating activities:
       Depreciation and
       amortization                    441,077                443,652
       Writedown of inventory          217,623                      -
       Writedown of investment          18,675                      -
Changes in assets and liabilities:
       Accounts receivable            (134,636)             1,200,221
       Inventory                       (74,748)              (121,542)
       Prepaid expenses and other     (110,355)               (78,633)
       Accounts payable               (261,889)              (209,871)
       Accrued liabilities              39,733               (220,600)
       Deferred revenue                219,315                168,404

Net cash used in operations           (199,353)            (1,913,627)

Investing activities:

     Purchase of property and
     equipment                         (31,226)              (230,300)
     Capitalized software costs       (128,874)                     -
     Decrease in other assets           19,817                      -

     Net cash used in investing
     activities                       (140,283)              (230,300)

Financing activities:

     Net proceeds from issuance
     of common stock                   208,940              3,039,095
     Payments on  leasehold
     obligation                        (55,963)               (50,397)
     Decrease in development
     obligation                        (65,000)              (815,065)
     Repayment of shareholder
     advance                           (16,154)                (7,200)

     Net cash provided by financing
     activities                         71,823              2,166,433

Effect of exchange rate changes
on cash                                 (2,409)                (5,103)

Net increase (decrease) in cash       (270,222)                17,403

Cash at beginning of period            477,364                 10,581

Cash at end of period            $     207,142           $     27,984

See accompanying notes.

                               CANMAX INC.
                             AND SUBSIDIARIES


           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)



April 30, 1996


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended October 31, 1995. Certain amounts in the 1995 consolidated statement of operations and consolidated statement of cash flows have been reclassified to conform with the 1996 presentation.

NOTE B - INVENTORY

Inventory consists of raw materials and finished products, primarily computer hardware, software, and components for sale to software licensees.

                           April 30, 1996          October 31, 1995
     Raw Materials         $          -            $       75,040
     Finished Products          331,606                   399,441
                           $    331,606            $      474,481


NOTE C - EDS AGREEMENT

The company signed agreements with Electronic Data Systems Corporation ("EDS") in April 1993 which were amended in October 1994. Under the terms of the amended agreements, EDS markets the Company's software services and hardware technology to the retail petroleum marketplace exclusively, and the Company offers EDS the right to participate with its customers and prospective customers. EDS provided $2,600,000 in cash of which $2,000,000 was used for product development, $500,000 was used to support the Company's marketing efforts, and $100,000 as consideration for a software license to EDS. EDS also provided $2,000,000 in services to the Company.

In connection with the above agreements, EDS received an option to purchase up to 25% of the common stock of the Company at an exercise price of not less than 75% of the market value of the common stock at the time of exercise, minus $4,000,000, which will be reduced by royalties or similar payments received by EDS from any licensing of the Company's product other than through EDS. The stock option is exercisable at EDS' option any time between April 22, 1994 and April 22, 1998.

The Company accounted for the transaction as follows:

  $4,000,000     as an option to purchase common stock
  $  500,000     as a deferred marketing  credit with  respect  to the
                 cash intended for marketing support and
  $  100,000     as revenue with respect to the software license.

During 1994, the Company purchased services from EDS valued at $1,972,329. By agreement, $861,659 of this amount was not paid by the Company and has been added to the original $4,000,000 option amount. The balance, $1,110,670, was offset against EDS' liability to the Company for site licenses sold to EDS.

In connection with prospective business opportunities with major oil companies, the Company and EDS jointly incurred $2,130,130 in product development costs. EDS funded that total cost, which included reimbursing the Company for $1,679,977 in expenses paid by the Company. By agreement, the Company owed EDS for one-half of the total cost. That development obligation for $1,065,065, and other amounts due to EDS of $34,935 were converted into 229,167 common shares of the Company on November 15, 1994. The price per share of $4.80 was determined pursuant to agreement with EDS and represents 75% of market value. In fiscal 1995, EDS and the Company jointly incurred $346,190 in product development costs. By agreement the Company owed EDS for one half of the total cost. On April 20, 1995, the $173,095 development obligation due to EDS was converted into 36,061 common shares of the Company at a conversion rate of $4.80 per share. The balance of the outstanding amounts owed to EDS at October 31, 1995 have been repaid in full.

During 1994, the Company sold EDS 788 site licenses for $1,810,670 Pursuant to the contract, the amount receivable for this transaction was used to offset amounts payable to EDS of $1,110,670 and to settle a disputed $400,000 liability with respect of deferred marketing funding that arose from an amendment to the original agreements with EDS. The balance of $300,000 was received in cash after October 31, 1994.

NOTE D - ADVANCES FROM SHAREHOLDERS

During the first quarter of 1995, a director, W. Thomas Rinehart, advanced the company $250,000. The advance was unsecured and had an interest rate of 1% above the current prime rate. The company repaid principal of $30,000 during the first quarter of 1995. The remaining principal balance of $203,846 is being repaid in weekly installments. Principal payments totaling $16,154 were repaid during the quarter ended April 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue

During the second quarter of 1996, the Company had revenues of $2,090,886, an increase of $454,212 or 27.8% over the second quarter of 1995. For the six months ended April 30, 1996 the Company had revenues of $5,158,888, an increase of $1,896,083 or 58.1% over the comparable period in 1995. The improvement in revenue is a result of moderate growth in software revenues from the Company's proprietary software product C-Serve, significant growth in hardware sales and development revenue as the company completed its current contract for the sale of hardware components to The Southland Corporation and as a result of the provision of additional development services to The Southland Corporation.

Software, hardware, and product license revenue for the second quarter of 1996 was $283,363, a decrease of $30,589 or 9.7% over the second quarter of 1995. The decline is due to a reduction in revenue from the Company's proprietary software product C-Serve over the same period in 1995 arising from a reduction in the number of new systems sold, offset by an increase in revenue from the sale of hardware components produced by the company. Software, hardware, and product license revenue declined 75.0% from the first quarter of 1996 primarily due to the completion during the first quarter of 1996 of The Company's current contract for the sale of hardware components to The Southland Corporation.

For the six months ended April 30, 1996 the Company had software, hardware, and product license revenue of $1,415,598, an increase of 109.8% over the comparable period in 1995. This increase was primarily due to the sale of hardware components to The Southland Corporation and other customers during 1996 which did not occur during the comparable period in 1995.

Development revenue for the second quarter of 1996 was $1,036,611, an increase of $406,383 or 64.5% over the second quarter of 1995. While development revenue from the base contract with The Southland Corporation declined in accordance with the terms of the contract compared with the same period in 1995, the company recognized additional development revenue of $ 570,748 for work associated with a contract between the company and NCR to develop a point of sale system for The Southland Corporation. No such revenue was recorded in 1995. The additional project for The Southland Corporation is due to conclude during the third quarter of 1996. The Company is currently negotiating another new contract with NCR (formerly AT&T Global Information Solutions Company) and The Southland Corporation to provide development services. Development revenue declined 18.3% from the first quarter of 1996 due to the decline in revenue from the work associated with a contract between the Company and NCR to develop a point of sale system for The Southland Corporation in accordance with the terms of the agreement as the contract nears completion.

For the six months ended April 30, 1996, the Company had development revenue of $2,305,422, an increase of $753,516 or 48.6% over the comparable period in 1995. The increase is due to the factors noted above.

Service agreements revenue for the second quarter of 1996 was $770,912, an increase of $78,418 or 11.3% over the second quarter of 1995. This improvement resulted from an increase in revenue from 24 hour/ 7 day a week help desk services reflecting an increase in the number of sites supported from 2660 at April 30, 1995 to 5834 as of April 30, 1996. While the number of sites supported more than doubled, revenue increased at a lower rate due to the structure of the support contract with The Southland Corporation which provided for a minimum payment until a certain volume of support calls was achieved. In addition, the Company recorded service revenue of $168,545 for work associated with an agreement between the Company and NCR in relation to the development of a point of sale system for The Southland
Corporation.   No such  revenue was recorded in 1995.

For the six months ended April 30, 1996, the Company recorded service agreement revenue of $1,437,868, an increase of $401,846 or 38.8% over the comparable period in 1995. This improvement results from an increase in revenue from the 24 hour/ 7 day a week help desk which increased to $897,200 for the six months ended April 30. This change resulted from an increase in the number of sites supported from 2660 as at April 30, 1995 to 5834 as at April 30, 1996. Further, the Company recorded $400,003 in services revenue for the six months ended April 30, 1996 for work associated with an agreement between the Company and NCR in relation to the development of a point of sale system for The Southland Corporation. No such revenue was recorded in 1995.

Gross Margin

Gross margin, as a percentage of software, hardware, product licenses and development revenue was 32.8% for the second quarter of 1996 compared with 35.0% for the same period in 1995. This decrease in gross margin is due to the following.

Gross margin on software sales was 60.7% for the second quarter of 1996 compared with 63.3% for the same period in 1995. The slight decline is due to reduced levels of sales of the companies high margin proprietary software C-Serve as a result of reduced demand for the product during the reporting period. Gross margin on hardware sales was 41.3% for the second quarter of 1996 compared with 57.0% for the second quarter of 1995. The decline in margin resulted from a change in the mix of hardware components sold. Compared to the second quarter of 1995, sales of higher margin third party components declined while sales of a lower margin product manufactured by the
Company increased in line with customer orders. Included in cost of revenues for software, hardware, and product licenses for the second quarter of 1996 is a one time writedown of $105,763 for software inventory that the Company determined was necessary due to the limited likelihood of future sales of that item. Further, also included in cost of revenues for software, hardware and product licenses for the second quarter of 1996 is a one time writedown of inventory to net realizable value of $111,860 that the Company determined was required. These charges totaling $217,623 resulted in the negative margin on software, hardware and product license revenue in the second quarter of 1996.

For the six months ended April 30, 1996 the gross margin on software sales was 77.0% compared with 76.0% for the same period in 1995. For the six months ended April 30, 1996 the gross margin on hardware sales was 31.9% compared with 58.4% for the same period in 1995. As noted above, mix changes in products sold, driven by customer orders, accounted for the decline, and as previously discussed, gross margins on software, hardware and product license revenue were negatively impacted by the $217,623 writedown recorded in the second quarter of 1996.

Gross margin for development for the second quarter of 1996 was 50.9% compared with 26.5% for the same period in 1995. For the six months ended April 30, 1996 the gross margin on development was 59.5% compared with 36.7% for the same period in 1995. The overall improvement for the three month period and six month period ended April 30, 1996 compared with the same period in 1995 is a result of improved profit margins on development projects mentioned above. The gross margin declined from the first quarter of 1996 from 66.5% to 50.9% as a result of a the need to employ highly skilled contractors to complete certain projects on time during the second quarter.

Customer service costs for the second quarter of 1996 decreased 11.7% compared with the same period in 1995, despite an increase in 24 hour/ 7 day a week help desk revenue. For the six months ended April 30, 1996, customer service costs declined 9.4% compared with the same period in 1995. In both cases, the decline in costs is due to lower operating costs for the service arising from increased efficiencies and lower overall expenditure levels.

Expenses

Product development costs declined from $785,029 for the second quarter of 1995 to $356,106 for the second quarter of 1996, a decrease of 54.6%. The reduction is due to the following:
      A reduction in  investment in  product development  funded by  the
           Company and
      A significant increase in funded development projects which resulted in development expenditure being included in cost of revenues.

For the six months ended April 30, 1996 product development costs declined from $1,600,886 for the same period in 1995 to $672,781, a reduction of 58.0%. The reduction is due to the reasons noted above and due to the capitalization of software development costs amounting to $128,874 relating to a new credit card processing network interface the company developed during the first quarter of 1996.

Selling and administrative expenses declined 23.2% for the second quarter of 1996 compared with the second quarter of 1995 and declined 13.1% for the six months ended April 30, 1996 compared with the same period in 1995. These cost reductions are a result of lower expenditure levels and cost savings arising from the reduction in staffing levels and improved supply contracts for certain services.

As a result of the foregoing, the Company incurred a net loss of $721,839, or a net loss of $0.15 per share for the second quarter of 1996, as compared to a net loss of $1,710,687 or a net loss of $0.37 per share for the second quarter of 1995.

For the six months ended April 30, 1996, the Company incurred a net loss of $554,148 or a net loss of $0.11 per share, as compared to a net loss of $3,095,258, or a net loss of $0.69 per share for the comparable period in 1995.

Liquidity and Sources of Capital

At April 30, 1996, the Company has a net working capital deficiency of $627,931. During the quarter ended April 30, 1996, the Company used cash in operating activities of $199,353. The Company was able to maintain liquidity during the first and second quarter of 1996 primarily from net proceeds arising from the exercise of stock options which provided cash of $208,940 during the second quarter of 1996.

There is an emerging preference by customers for systems, solutions and software that run under Microsoft Windows family of operating systems. To date, the Company has experienced only isolated instances of sales resistance for its current UNIX based systems; however, it is seen as critical to the future growth of the corporation that it develop a Windows based product. Work on a next generation Windows based product commenced in May of 1996 and is currently expected to be completed in the second calendar quarter of 1997. Completion of this project is dependent on the successful and timely completion of a key phase of work currently under negotiation with The Southland Corporation. Once the development is completed, the company will be uniquely positioned in the market place and will offer both a Windows NT based and UNIX solution to its customers.

The development of the Windows based product in conjunction with The Southland Corporation should ensure that the new product offering encompasses state of the art technology and industry best practices for the management of retail gas stations and convenience stores.

The majority of the Company's new product will be developed in conjunction with work currently under negotiation with The Southland Corporation. However, the Company will need to perform additional development effort that is not funded by work done for The Southland Corporation and to be able to market and fund all other costs necessary to bring the new product to market and provide for infrastructure improvements, which is estimated to be in the range of $3.0 - $5.0 million. The Company believes that by raising additional capital, the timely completion of its next generation product is assured within the necessary window of opportunity and sufficient funds are available to provide vital marketing and other support services.

No financing arrangements have been entered into by the Company at this time, however the Company is currently discussing financing arrangements with a number of institutions and is anticipating that it will be able to raise the necessary funds. It is probable that any future equity capital funding would be dilutive.

During the third quarter of 1996, the Company has received a progress payment for this project amounting to $286,000 to enable development to commence; however, no contract is in place as yet. Should the Company not be successful in concluding these negotiations on a timely basis and no further progress payments are received, the Company will require additional financing to continue as a going concern without restructuring operations. Based on the Company's capital raising plan mentioned above and the anticipated successful negotiation of a new contract for The Southland Corporation project described above, Management believes that it will have adequate capital resources to continue operations into the foreseeable future; however there can be no assurances that this will occur.

The above statements discussed in this Form 10-Q include forward-looking statements that involve risks and uncertainties, including the timely development and acceptance of new products, the impact of competitive products and pricing, the successful negotiation of new business, and the timely funding of customers' projects, and other risks detailed from time to time in the Company's SEC reports.

Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8 - K


  (a) Exhibits

   3.01 Articles of Incorporation and Bylaws of International Retail Systems Inc. (1)
  10.01     Escrow Agreement (1)
  10.02     Stock Option Plan (1)
  10.03     Joint Marketing Agreement with EDS (1)
  10.04     Stock Option Agreement (1)
  10.05     Contract with The Southland Corporation (2)
  10.06     Contract with AT&T - Business Requirements Definition (3)
  10.07     1996 Management Incentive Plan

  (1) Incorporated  by   reference   to  the   Exhibit   identified   in
      parentheses, filed as an exhibit to the Registrant's Registration Statement on Form 10, filed October 15, 1993.
  (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1994 and incorporated herein by reference.
  (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1995 and incorporated herein by reference.

(b) Reports on Form 8 - K

The company did not file a report on Form 8 - K during the three months ended April 30, 1996

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      Canmax Inc.
                     (Registrant)



DATE:  June 14, 1996             /s/ Roger D. Bryant
                                 Roger D. Bryant
                                 President & CEO




DATE:  June 14, 1996             /s/ Philip M. Parsons
                                 Philip M. Parsons
                                 Chief Financial Officer
                                 and Authorized Signatory