Form 10-Q
period 1996-07-31
CANMAX INC /WY/
filed 1996-09-16
CIK 913659

United States
                 Securities and Exchange Commission
                       Washington, D.C.  20549

                              FORM 10-Q
  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended July 31, 1996
                                 or
  [    ] Transition Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 For the Transition Period From _______________ to_______________
  Commission file number 0-22636
                             CANMAX INC.
      ___________________________________________________________
        (Exact name of registrant as specified in its charter)
           Wyoming                            75-2461665
  ______________________________         ____________________
 (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)

  150 W. Carpenter Freeway
  Irving, Texas                                   75039
  ______________________________         ____________________
  (Address of principal
   executive offices)                          (Zip Code)
                             (214) 541-1600
  ______________________________________________________________________
           (Registrant's telephone number, including area code)

                           Not applicable
  ______________________________________________________________________
         (Former name, former address and former fiscal year,
                    if changed since last report)

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

 Common Stock,  No Par Value----5,012,869 shares as of September 11,1996.

                                CANMAX INC.
                             AND SUBSIDIARIES

                  Condensed Consolidated Balance Sheets
                               (Unaudited)


                                    July 31        October 31
                                      1996            1995
 ASSETS
 Current Assets:

    Cash                         $  1,174,443    $    477,364
    Accounts receivable, net          609,304       1,221,458
    Inventory (Note B)                336,183         474,481
    Prepaid expenses and other        166,191          76,259

 Total current assets               2,286,121       2,249,562

 Property and equipment at cost
 less accumulated depreciation
 and amortization of $1,833,950
 in 1996 and $1,568,324 in 1995     1,451,559       1,634,325

 Capitalized software costs, net
 of accumulated amortization of
 $550,003 in 1996 and $381,811
 in 1995                              574,853         614,171

 Intellectual property rights,
 net of accumulated amortization
 of $613,082 in 1996 and $497,005
 in 1995                               57,091         173,168

 Other assets                          84,927          30,676

                                 $  4,454,551    $  4,701,902

 See accompanying notes.

                               CANMAX INC.
                            AND SUBSIDIARIES

              Condensed Consolidated Balance Sheets, continued
                               (Unaudited)


                                           July 31        October 31
                                            1996             1995

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:

      Accounts payable                   $  1,107,943    $  1,290,263
      Accrued liabilities                     625,648         511,641
      Deferred revenue                        454,796         586,836
      Current portion of leasehold
        obligation                            126,485         109,475
      Advance from shareholder (Note D)       150,481         220,000

         Total current liabilities          2,465,353       2,718,215

 Leasehold obligation                         201,545         200,015
 Development obligation (Note C)                    -          65,000
 Note Payable (Note E)                         63,157               -

 Shareholders' equity;

      Common stock, no par value,
      44,169,100 shares authorized;
      5,012,869 and 3,952,775 shares
      issued and outstanding in 1996
      and 1995, respectively.              18,372,574      18,163,634

      Option to purchase common stock
      (Note C)                              4,861,659       4,861,659

      Deficit                             (21,509,737)    (21,306,621)

         Total shareholders' equity         1,724,496       1,718,672

                                         $  4,454,551    $  4,701,902

 See accompanying notes.

                               CANMAX INC.
                             AND SUBSIDIARIES

             Condensed Consolidated Statements of Operations
                               (Unaudited)



                                For the three months       For the nine months
                                    ended July 31             ended July 31

                                1996              1995       1996             1995
 Revenues:

    Software, hardware and
    product licenses          $   353,441     $   905,344    $ 1,769,038  $  1,580,221

    Development                 2,075,642       1,112,611      4,381,064     2,664,517
    Service agreements            987,662         573,541      2,425,530     1,609,563

                                3,416,745       2,591,496      8,575,632     5,854,301


 Costs and expenses:

   Cost of software,
     hardware and product
     license revenues             143,007         735,020      1,249,418     1,104,320
   Cost of development
     revenues                     773,616         523,204      1,706,682     1,505,516
   Customer service               564,974         596,053      1,594,714     1,733,206
   Product development            436,464         429,410      1,109,245     2,030,296
   Selling and administration   1,153,657       1,058,923      3,124,695     3,327,335

                                3,071,718       3,342,610      8,784,754     9,700,673

 Net income (loss)            $   345,027     $  (751,114)   $  (209,122) $ (3,846,372)


 Net income (loss) per
   common and common
   equivalent share                  $.05           $(.15)         $(.04)        $(.83)

 Weighted average common
   and common equivalent
   shares outstanding
   (Note F)                     6,346,115       4,872,573      4,972,985     4,609,321

See accompanying notes.

                                CANMAX INC.
                             AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows
                               (Unaudited)

                                              For the nine months
                                                 ended July 31

                                                1996                    1995
  Net loss                            $     (209,122)         $   (3,846,372)

  Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
    Depreciation and amortization            656,458                 652,398
    Writedown of inventory                   217,623                       -
    Writedown of investment                   43,675                       -
    Loss on disposal of assets                 9,452                       -
  Changes in assets and liabilities:
    Accounts receivable                      612,154                 804,331
    Inventory                                (79,325)               (178,115)
    Prepaid expenses and other               (89,932)                (91,190)
    Accounts payable                        (182,320)                305,863
    Accrued liabilities                      114,007                 (56,880)
    Deferred revenue                        (132,040)                469,946

  Net cash provided by (used in)
  operations                                 960,630              (1,940,019)

  Investing activities:
     Purchase of property and
       equipment                            (203,426)               (177,080)
     Capitalized software costs             (128,874)                      -
     Increase in other assets                (54,251)                      -

   Net cash used in investing activities    (386,551)               (177,080)

  Financing activities:
     Net proceeds from issuance of
       common stock                          208,940               2,126,000
     Payments on  leasehold obligation       (18,540)                (76,405)
     Increase (decrease) in development
       obligation                            (65,000)                250,000
     Proceeds from borrowing                  63,157                       -
     Advances from shareholder                     -                 250,000
     Repayment of shareholder advance        (69,519)               (107,200)

     Net cash provided by financing
     activities                              119,038               2,442,395

  Effect of exchange rate changes on cash      3,962                  (5,288)

  Net increase in cash                       697,079                 320,008

  Cash at beginning of period                477,364                  10,581

  Cash at end of period               $    1,174,443          $      330,589
     See accompanying notes.

                               CANMAX INC.
                             AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                (Unaudited)



 NOTE A - BASIS OF PRESENTATION

 The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ended October 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended October 31, 1995. Certain amounts in the 1995 consolidated statement of operations and consolidated statement of cash flows have been reclassified to conform with the 1996 presentation.

 NOTE B - INVENTORY

 Inventory consists of raw materials and finished products, primarily computer hardware, software, and components for sale to software licensees.

                                 July 31, 1996          October 31, 1995
            Raw Materials        $           -           $       75,040
            Finished Products          336,185                  399,441
                                 $     336,185           $      474,481

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

 In connection with the above agreements, EDS received an option (the EDS Option) to purchase up to 25% of the common stock of the Company at an exercise price of not less than 75% of the market value of the common stock at the time of exercise, minus $4,000,000, which will be reduced by royalties or similar payments received by EDS from any licensing of the Company's product other than through EDS. The stock option is exercisable at EDS' option any time between April 22, 1994 and April 22, 1998.

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

 In connection with prospective business opportunities with major oil companies, the Company and EDS jointly incurred $2,130,130 in product development costs. EDS funded that total cost, which included reimbursing the Company for $1,679,977 in expenses paid by the Company. By agreement, the Company owed EDS for one-half of the total cost. That development obligation for $1,065,065, and other amounts due to EDS of $34,935 were converted into 229,167 common shares of the Company on November 15, 1994. The price per share of $4.80 was determined pursuant to agreement with EDS and represented 75% of market value. In fiscal 1995, EDS and the Company jointly incurred $346,190 in product development costs. By agreement the Company owed EDS for one half of the total cost. On April 20, 1995, the $173,095 development obligation due to EDS was converted into 36,061 common shares of the Company at a conversion rate of $4.80 per share. The balance of the outstanding amounts owed to EDS at October 31, 1995 have been repaid in full.

 During 1994, the Company sold EDS 788 site licenses for $1,810,670. Pursuant to the contract, the amount receivable for this transaction was used to offset amounts payable to EDS of $1,110,670 and to settle a disputed $400,000 liability with respect to deferred marketing funding that arose from an amendment to the original agreements with EDS. The balance of $300,000 was received in cash after October 31, 1994.

 NOTE D - ADVANCES FROM SHAREHOLDERS

 During the first quarter of 1995, a director, W. Thomas Rinehart, advanced the Company $250,000. The advance was unsecured and had an interest rate of 1% above the then current prime rate. The principal balance is being repaid in weekly installments. Principal payments totaling $53,365 were made during the quarter ended July 31, 1996.

 NOTE E - NOTE PAYABLE TO BANK

 During the second quarter of 1996, a bank advanced the Company $63,157. The note is secured by certain investments of the Company. Monthly payments of $1,523 are due commencing August 15, 1996 through August 15, 2000, at which time, all remaining unpaid principal and interest becomes due. The interest rate on the note floats over the term of the loan at the bank's prime borrowing rate plus one percent.

 NOTE F - NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

 Net income (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding, and when dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method) and the EDS Option (Note C).

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Results of Operations

 Revenue

 During the third quarter of 1996, the Company had revenues of $3,416,745, an increase of $825,249 or 31.8% over the third quarter of 1995. For the nine months ended July 31, 1996 the Company had revenue of $8,575,632, an increase of $2,721,331 or 46.5% over the comparable period in 1995. The improvement in revenue is a result of moderate growth in software revenues from the Company's proprietary software product C-Serve, increased hardware revenues, improved service agreement revenues and significant growth in development revenue as the Company completed a project to develop a preliminary (non scanning) point of sale software application in UNIX for The Southland Corporation (SLC) and commenced a project to produce a scanning point of sale application and other associated inventory, merchandising and back office functions for SLC in a Windows NT environment.

 Software, hardware and product license revenue for the third quarter of 1996 was $353,441, a decrease of $551,901 or 61.0% over the third quarter of 1995. The decrease is primarily due to the sale during 1995 of software and hardware components to SLC in accordance with their contract which did not occur during the third quarter of 1996. The provision of these items to SLC under their contract commenced during 1995 and concluded during the first quarter of 1996. Software, hardware and product license revenue increased 24.7% from the second quarter of 1996 due to a slight increase in the sale of the Company's proprietary software and the sale of other software licenses to SLC in relation to current projects.

 For the nine months ended July 31, 1996 the Company had software, hardware and product license revenue of $1,769,039 an increase of $188,818 or 11.9% over the comparable period in 1995. This increase was primarily due to the increased sale of hardware components to SLC offset by a decrease in sales of software products.

 Development revenue for the third quarter of 1996 was $2,075,642, an increase of $963,031 or 86.6% over the third quarter of 1995. While development revenue from the base contract with SLC declined in accordance with the terms of the contract compared with the same period in 1995, the Company recognized additional development revenue of $398,320 for work associated with a contract between the Company and NCR Corporation (NCR) to develop a preliminary (non scanning) point of sale software application in UNIX for SLC. This project was completed in July 1996. Further, the Company recognized additional development revenue of $1,218,990 for work performed under agreement with NCR and SLC to develop a scanning point of sale application for SLC and other associated inventory, merchandising and back office functions, running in a Windows NT environment. No such revenue was recorded in 1995.

 Development revenue increased 100.2% from the second quarter of 1996 due to the work performed under the agreement with NCR and SLC to produce a Windows NT based point of sale application.

 For the nine months ended July 31, 1996 the Company had development revenue of $4,381,064, an increase of $1,716,547 or 64.4% over the comparable period in 1995. The increase is due to the factors noted above.

 Service agreements revenue for the third quarter of 1996 was $987,662, an increase of $414,121 or 72.2% over the third quarter of 1995. This improvement results from an increase in revenue from the 24 hour/7 day a week  help desk  services of  62.2%, reflecting  an increase  in the
 number of sites supported  from  2748 as of July 31, 1995   to 5798 as
 of July 31, 1996. While the number of sites more than doubled, revenue increased at a lower rate due to the structure of the support contract with SLC which provided for a minimum payment until a certain volume of support calls was reached. In addition the Company recorded service revenue of $120,474 for work associated with a contract between the Company and NCR to develop a (non scanning) point of sale software application in Unix for SLC. This project was completed in July 1996. No such revenue was recorded in 1995. These increases were offset by a reduction in installation and training revenue resulting from a decrease in the number of sites installed and trained in 1996 compared with 1995 for The Army and Air Force Exchange.

 For the nine months ended July 31, 1996, the Company recorded service revenues of $2,425,529, an increase of $815,966 or 50.7% over the comparable period in 1995. This improvement results from an increase in revenue from the 24 hour/7 day a week help desk services reflecting an increase in the number of sites supported from 2503 as of November 1, 1994 to 2748 as of July 31, 1995 compared with an increase from 4158 as of November 1, 1995 to 5798 as of July 31, 1996. Further, the Company recorded $520,477 in service revenue for the nine months ended July 31, 1996 for work associated with a contract between the Company and NCR to develop a preliminary (non scanning) point of sale software application in UNIX for SLC. No such revenue was recorded in 1995. These increases were offset by a reduction in installation and training revenue resulting from a decrease in the number of sites installed and trained in 1996 compared with 1995 for The Army and Air Force Exchange.

 Gross Margin

 Gross margin as a percentage of software, hardware, product licenses and development revenue was 62.3% for the third quarter of 1996 compared with 37.6% for the same period in 1995. Gross margin as a percentage of software, hardware, product licenses and development revenue for the nine months ended July 31, 1996 was 51.9% compared with 38.5% for the comparable period in 1995.

 This increase is due to the following:

 Gross margin on software sales was 66.7% for the third quarter of 1996 compared with 38.1% for the same period in 1995. This improvement was due to a change in mix of products sold away from low margin products sold to SLC during the third quarter 1995 to a mix that is more representative, of higher margin products sold during the third quarter of 1996. Gross margin on hardware sales was 37.7% for the third quarter of 1996 compared with -16.7% for the same period in 1995. The improvement in the third quarter of 1996 was due to the sale of hardware with higher than normal margins compared with the third quarter of 1995 which was impacted by an inventory writedown of slow moving and obsolete items.

 For the nine months ended July 31, 1996 the gross margin on software sales was 46.4% compared with 40.6% for the same period in 1995. For the nine months ended July 31, 1996 the gross margin on hardware sales was 28.8% compared with 18.5% for the same period in 1995. These improvements were principally due to the reasons noted above. As previously reported, gross margins on software, hardware and product license revenue were negatively impacted by a $217,623 writedown of software and hardware inventory recorded in the second quarter of 1996.

 Gross margin for development revenue for the third quarter of 1996 was 62.7% compared with 53.0% for the same period in 1995. For the nine months ended July 31, 1996, the gross margin on development revenue was 61.0% compared with 43.5% for the same period in 1995. The improvement for the three month period and nine month period ended July 31,1996 compared with the same period in 1995 is a result of improved profit margins negotiated on the development projects mentioned above. Gross margins increased from 50.9% for the second quarter of 1996 to 62.7% for the third quarter of 1996 as a result of continued improvement in the margin on development contracts.

 Expenses

 Customer service costs for the third quarter of 1996 decreased 5.2% compared with the same period in 1995. For the nine months ended July 31, 1996 customer service costs decreased 8.0% compared with the same period in 1995. In both cases, the decline in cost is due to lower operating costs for the service arising from increased efficiencies and lower overall expenditure levels.

 Product development costs increased from $429,410 in the third quarter of 1995 to $436,464 for the third quarter of 1996, an increase of 3.0%. This was due to an increase in investment in product development funded by the Company.

 For the nine months ended July 31, 1996 product development costs declined from $2,030,296 for the same period in 1995 to $1,109,245, a reduction of 45.4%. The reduction was due to an overall reduction in product development funded by the Company and, as previously reported, due to the capitalization of software development costs amounting to $128,874 relating to a new credit card processing network interface the Company developed during the first quarter of 1996.

 Selling and administrative expenses increased 8.9 % for the third quarter of 1996 compared with the third quarter of 1995, predominately as a result of the establishment of a business development unit responsible for identifying new business opportunities and project management. These costs were previously recorded as development costs. Selling and administrative expenses declined 6.1% for the nine months ended July 31, 1996 compared with the same period in 1995. These cost reductions are a result of lower expenditure levels and cost savings arising from the reduction in staffing levels and improved supply contracts for certain services offset by the costs of the business development unit as noted above.

 During the quarter ended July 31, 1996, the Company announced it would close its wholly owned subsidiary Dataplane Technologies Inc. on August 31, 1996. Dataplane had designed and developed certain communication processor boards which allow C-Serve to handle some of the communication protocols and device interfaces used in the industry. The Company determined that the technology had a limited life and it would no longer continue to develop and manufacture the technology. Canmax has licensed the manufacture of the technology to Bass Inc. for the next 3 years and anticipates providing for future requirements through Bass. The costs of closing the subsidiary have been provided in the quarter and amount to less than $10,000.

 As a result of the foregoing, the Company incurred a net profit of $345,027, or a net profit of $0.05 cents per share for the third quarter of 1996 as compared with a net loss of $751,114 or a net loss of $0.15 cents per share for the third quarter of 1995.

 For the nine months ended July 31, 1996, the Company incurred a net loss of $209,122 or a net loss of $0.04 cents per share, as compared with a net loss of $3,846,372 or a net loss of $0.83 cents per share for the comparable period in 1995.

 Liquidity and Sources of Capital

 At July 31, 1996, the Company had a net working capital deficiency of $179,232. During the nine months ended July 31, 1996, cash flow generated from operating activities was $960,630, an improvement of $1,159,983 over the six months ended April 30, 1996. The Company was able to maintain liquidity during the first three quarters of 1996 primarily from net proceeds arising from the exercise of stock options which provided cash of $208,940 in the second quarter of 1996 and cash flow from operations generated during the third quarter of 1996.

 The Company continues to develop a version of its C-Serve software that runs under the Microsoft Windows family of operating systems. The new product is being developed in conjunction with SLC and is expected to include state of the art technology and best industry practices for the management of retail gas stations and convenience stores. Completion of the new product is dependent, among other things, on the successful and timely completion of a scanning point of sale system
 and  other  associated   inventory,  merchandising  and   back  office
 functions that the Company and NCR are developing for SLC in a Windows
 NT environment. The Company is performing work under an arrangerment with NCR and SLC and is in the process of finalizing the final terms of a development contract with NCR and SLC for this project. During the third quarter the Company received $1,437,000 and to date has received $2,237,000 from SLC to enable development to continue on this project.

 Management anticipates that it will have sufficient cash flow from operations and from the NCR/SLC contract, when consummated, to meet liquidity needs in the foreseeable future.

 Outlook

 The statements contained in this Outlook and this report are based on current expectations, anticipated events and trends, beliefs and similar expressions that are not historical facts. These statements are "forward looking" within the meaning of the federal securities laws and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

 The Company expects revenue for the fourth quarter of 1996 to be approximately the same as the third quarter revenue of $3.4 million. The Company expects that the contract with SLC and NCR will be finalized during the fourth quarter and work on the project will continue. The actual level of revenues that will be recognized in relation to progress on the project will depend on the terms of the contract, as agreed upon, and the Company meeting certain development goals. In addition, actual revenues will be impacted by the number of orders for new business received, shipped and installed during the quarter.

 One of Canmax's sales strategies is to seek alternative distribution channels for its products and services and the Company continues to pursue sales and marketing alliances with a number of companies believed capable of providing these channels.

 Canmax is working with NCR to identify possible areas of mutual interest and opportunity. NCR has increased its focus on point of sale equipment manufacture and sale to the retail industry. Canmax believes that it can benefit from NCR's increased focus as Canmax's products run on a range of NCR point of sale equipment, including models 2760, 7054 and 7450. The impact, if any, of any such future business arrangement is unlikely to be realized prior to fiscal 1997.

 The Company expects gross margins in the fourth quarter to be at similar levels as the third quarter. Canmax's gross margins for software, hardware and product licenses vary depending on the mix of hardware and software products sold as hardware generally has a lower gross margin. The Company's gross margin percentage on development should remain reasonably constant. Various factors may influence the Company's gross margins, including the mix of contractors and employees working on development projects as contractors are generally more expensive than employees but are often used to provide specialized skills or to provide additional resources on a short term basis to meet deadlines and the work effort required to meet deliverables.

 Spending on customer service is expected to remain reasonably constant during the fourth fiscal quarter, while selling and administrative expenses are expected to remain flat. Spending on development is expected to increase during the fourth fiscal quarter of 1996 as the Company continues to develop the new Windows NT based product for release in the summer of 1997. Expense projections in the fourth quarter are subject to change based on the level of business activity in the customer service area and the level of software capitalization of development activities.

 The foregoing "Management's Discussion  and  Analysis  of  Financial
 Condition  and  Results  of   Operations" section  contains  various
 forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning, among other things, future operating results and various components thereof and the adequacy of future operations to provide sufficient liquidity. The Company cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation: user acceptance of Windows NT as an operating system, continued acceptance of UNIX based software and the Company's products and services, timing of completion of development projects and new products, competitive factors such as pricing and the release of new products and services by competitors, potential need for additional financing to fund product development, marketing and related support services, general economic conditions, product demand and manufacturing efficiencies.

 PART II - Other Information

 Item 4. Submission of Matters to a Vote of Security Holders

 At Canmax's Annual Meeting of Stockholders held on July 23, 1996, the following proposals were adopted by the margins indicated.

 1. To elect a board of directors to hold office until the next annual meeting of stockholders or until their respective successors are duly elected and qualified.

                              Number of Shares
                           Vote For       Withheld

       R.D.Bryant         3,799,527        142,152
       D.L.Burgess        3,799,527        142,152
       N.DeMare           3,799,367        142,312
       R.Fidler           3,799,567        142,112
       P.M.Parsons        3,799,567        142,112
       T.W.Rinehart       3,799,567        142,112
       G.R.Seay           3,799,367        142,312

 2. To ratify the appointment of the accounting firm, Ernst & Young LLP, as independent auditors for the Company for the current fiscal year and authorize the Directors to fix the auditors remuneration.


                               Number of Shares
                 Vote For         Vote Against          Abstained

                3,871,544           63,105                6,630

 3. To approve a proposal to amend the Company's stock option plan by increasing the number of shares reserved for issuance under the plan to 1,200,000.

                                   Number of Shares
                 Vote For       Vote Against     Abstained      No Vote

                1,305,658         647,027          45,584      1,943,410


 Item 6. Exhibits and Reports on Form 8-K

  (a)    Exhibits

         10.08     Stock Option Plan as amended
         11.01     Statement re: Computation of earnings per share
         27        Financial Data Schedule

  (b)   Reports on Form 8-K

        No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended July 31, 1996.

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Canmax Inc.
                                      (Registrant)



 DATE: September 12, 1996           /s/   Roger D. Bryant
                                          Roger D. Bryant
                                          President & CEO

 DATE: September 12, 1996           /s/   Philip M. Parsons
                                          Philip M. Parsons
                                          Chief Financial Officer
                                          and Authorized Signatory