Form 10-K
period 1996-10-31
CANMAX INC /WY/
filed 1997-01-27
CIK 913659

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

                             FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
  [ X ] SECURITIES EXCHANGE ACT OF 1934 [FEE -REQUIRED]

  For the fiscal year ended October 31, 1996

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        [   ]  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from [ ] to [ ]

  Commission file number 0-22636

  CANMAX INC.
  (Exact name of Registrant as specified in its Charter)

  Wyoming                                 75-2461665
  (State of other jurisdiction of         (I.R.S.Employer
  Incorporation or organization)          Identification No.)

  150 W. Carpenter Frwy., Irving, Texas 75039
  (Address of principal executive offices, and zip code)

  (972) 541-1600
  (Registrant's telephone number, including area code)

  Securities registered pursuant to Section 12 (b) of the Act:
  None

  Securities registered pursuant to Section 12 (g) of the Act:
  Common Stock, without par value

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
  Yes [X]     No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

  As of January 14, 1997, 5,012,869 shares of common stock of Canmax Inc. were outstanding and the aggregate market value of such common stock held by nonaffiliates (based on the last reported close of the common stock on NASDAQ SmallCap Market tier of the NASDAQ Stock Market on such date), was $9,088,331.

  Part III of this Annual Report incorporates by references information in the Proxy Statement for the Annual Meeting of Stockholders of Canmax Inc. to be held on April 14, 1997.

  PART I

  Item 1.  BUSINESS

  The Company

  Canmax Inc. (hereinafter referred to as the "Company") was incorporated on July 10, 1986 under the name 311824 B.C. Ltd. under the Company Act of the Province of British Columbia, Canada. The Company changed its name to International Retail Systems Inc. on August 13, 1986. On August 7, 1992, the Company renounced its original province of incorporation and incorporated under the laws of the State of Wyoming. On November 30, 1994, the Company changed its name to Canmax Inc. The Company was listed on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market on February 10, 1994, and trades under the symbol: CNMX.

  The principal executive offices of the Company are located at 150 West Carpenter Freeway, Irving, Texas 75039, and its telephone number is (972) 541-1600.

  General

  The Company, through its wholly-owned subsidiary, Canmax Retail Systems, Inc., develops and licenses sophisticated software systems, sells ancillary hardware, and licenses certain third party software to operators of convenience stores and gas stations. It provides related development, customization, and software enhancements to its customers and provides services such as integration, installation and training, and a 24 hour, 365 day per year, help desk.

  The Company closed two subsidiaries, The Point of Sale Corporation and Dataplane Technologies, Inc., and ceased operation of Canmax Retail Systems (British Columbia) during the year.

  Major Contracts

  EDS

  In April 1993, the Company and Electronic Data Systems Corporation ("EDS") signed agreements which provide for the Company and EDS to jointly market the Company's products and services and provided EDS with an option to purchase up to 25% of the Company's Common Stock. These agreements were amended in October 1994 and will expire April 22, 1998.

  Under the amended agreements, EDS will exclusively market the Company's products to the retail petroleum industry. The Company will offer EDS, on a customer-by-customer basis, an opportunity to market its services to the Company's customers and prospective customers. Pursuant to the amended agreements, the Company received $2,600,000 in cash from EDS of which $2,000,000 was used to enhance the Company's products, $500,000 was used for marketing expenses, and $100,000 was received as consideration for a software license granted to EDS. EDS also provided $2,000,000 in services (measured by reference to EDS cost or where cost was not available, at a 25% discount to EDS commercial rates). In connection with the amended agreements, EDS received an option to purchase Common Stock of the Company in an amount equal to up to 25% of the shares of common stock of the Company calculated on a fully diluted basis at the time of exercise. The exercise price of the option is not less than 75% of the market value of the Common Stock at the time of exercise, minus $4,000,000, subject to adjustment. The $4,000,000 offset was negotiated and is subject to adjustment for royalties paid by the Company to EDS when the Company licenses software without EDS involvement.

  During 1994, the Company purchased $1,972,329 in services from EDS. Pursuant to the amended agreements, $861,659 of this amount was not paid and has been added to the original $4,000,000 option amount. The balance of $1,110,670 was offset against EDS' liability to the Company for site licenses sold to EDS.

  In connection with prospective business opportunities with major oil companies, the Company and EDS jointly incurred $2,130,130 in product development costs. EDS funded that total cost which included reimbursing the Company for $1,679,977 in expenses paid by the Company. By agreement, the Company owed EDS for one-half of the total cost in fiscal 1994. That development obligation in the amount of $1,065,065 owed to EDS and additional EDS obligations totaling $34,935 were extinguished by issuing 229,167 shares of Common Stock of the Company to EDS on November 15, 1994. The amount of funding received by the Company from EDS, less the Company's development obligation amount, $614,912, was recognized as development revenue by the Company in fiscal 1994. In fiscal 1995, EDS and the Company jointly incurred $346,190 in product development costs. By agreement, the Company owed EDS for one-half of the total cost. The Company's obligation of $173,095 was converted to 36,061 shares in common stock on April 20, 1995.

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

  In addition to the site license revenues described in the preceding paragraph, the Company recognized additional revenue from EDS of approximately $0.9 million and $1.9 million for fiscal 1995 and 1994, respectively, for services and development work in conjunction with prospective business opportunities with major oil companies. During fiscal 1996, the Company recognized revenue of approximately $0.8 million from EDS for services, site license fees, and development.

  Under the amended agreements, the cost of future product development work performed in order to jointly compete for contracts with major oil companies will, at the Company's option, be incurred by EDS. Where a contract is signed, the Company will receive site license fees and other revenues. In the event the Company funds such development work, the Company will receive a higher site license fee from EDS or the customer, if the contract is signed.

  At October 31, 1996, EDS held a total of 265,228 shares in the Company (229,167 issued on November 15, 1994 and 36,061 issued on April 20, 1995) in consideration for amounts owed to EDS. This represents approximately 5.3% of the outstanding common stock of the Company. EDS has an option to purchase up to 25% of the shares of common stock of the Company, calculated on a fully diluted basis at the time of exercise, and their current 5.3% ownership forms part of the total of 25%.

  The Southland Corporation and NCR

  On December 7, 1993, the Company signed a five-year agreement with The Southland Corporation ("SLC") whereby the Company will provide SLC with software licenses, development services, ancillary hardware, and help desk services. SLC chose the company's proprietary convenience store automation software, C-Serve, as the basis for its automation of store functions and operations at its more than 5,600 corporate and franchise operated 7-Eleven convenience stores in the U.S. and Canada. Software license and product revenue and service revenue recorded by the Company in fiscal 1996, 1995 and 1994 and under this contract totaled $2,581,422, $3,733,487 and $2,117,753, respectively. Development revenues recorded under this contract in fiscal 1996, 1995 and 1994, totaled $970,779, $1,792,206 and $2,468,358, respectively. Canmax contracted with NCR during 1995 to successfully bid for two additional contracts with SLC. The first project, a business requirements definition, is complete and resulted in revenue to the company of $532,000 in fiscal 1995. The second project was to develop a preliminary Point of Sale system for SLC and commenced in fiscal 1995 and was completed in fiscal 1996. Revenue recorded under the second project was $472,916 and $1,755,202 in fiscal 1995 and 1996, respectively.

  In fiscal 1996, Canmax reached agreement with NCR to develop for The Southland Corporation a next generation Windows NT based version of the Canmax "C-Serve" convenience store software for $9.5 million. The resulting product will be used in Southland's approximately 5,000 7-Eleven stores in the United States. NCR was chosen by Southland to provide project management and other professional services for this project. Revenues to Canmax will occur over an 11-month period, which started in May 1996, and will continue through April 1997. The $9.5 million in revenues is in addition to previous contracts awarded to Canmax from the Southland Corporation. During 1996, the Company recognized revenue of $3,920,098 under this agreement.

  MARKET AND STRATEGY

  Management estimates that there are over 200,000 gas stations/convenience stores in the U.S. and over 500,000 worldwide. Relatively few of these stores currently employ any degree of automation.

  Recent studies reveal a continuing trend toward store automation although the market remains significantly underserved by higher levels of technology and automation. This trend demonstrates the continuing desire of convenience stores to automate and will rely on service providers such as the Company to provide solutions-based, consultative services that guide them through the store automation, evaluation, and implementation process.

  Management strategy to compete in the marketplace can be summarized as follows:

     . Solutions based products and services for the automation and management of convenience store/gas stations;
     . Continued commitment to high levels of customer servicing via the Company's "best in class" help desk and newly implemented account management staff;
     . Continued commitments to strategic partnerships which will provide the
       Company visibility to buying audiences worldwide; and . Continued investment in the Company's development initiatives.

  Sales and Marketing

  Sales initiatives focus on strategic market segments representing various locations and customer size. The Company has elected to direct sales and marketing efforts on the following segments:

    . Corporate Accounts ... customers with a major, world-wide presence representing 20% of the locations;
    . National Accounts... customers with a national presence representing 60% of the locations; and
    . Regional Accounts... customers with local, regional presence representing 20% of the locations

  The Company recently complimented the new management team with the addition of a new Vice President of Sales and Marketing. A complete restructuring of the sales staff, strategic focus, and initiatives are commencing under his leadership. The process of guiding Customers through an analysis, decision, and implementation cycle is now a concurrent effort by Sales and Account Management. Sales and Marketing activities and Account Management activities, such as cultivating and strategically developing existing accounts, are coordinated.

  Competition

  The Company believes its competition can be categorized as follows:

     . pump manufacturers,
     . point-of-sale equipment manufacturers, and
     . specialized application software companies.

  Pump manufacturers supply the majority of point-of-sale devices used by gas stations and convenience stores. They supply specialized equipment with proprietary interfaces specific to their pump control consoles. The proprietary nature of their products limits the technology used and the ability to interface to other devices. Their primary intent, however, is to provide a complementary service to the sale of their "core" product - pumps.

  Software firms, such as the Company, specializing in gas and convenience store applications enjoy the advantage of bringing specialized knowledge and applications to Customers. The industry, however, does not enjoy a strong reputation as service consultants who deliver solutions that meet/exceed customer expectations. The Company's service strategy is designed to employ "Pathmation," a consultative servicing process to understand customer needs, while guiding and delivering appropriate products better than other marketplace alternatives.

  Many of the Company's current and prospective competitors have substantially greater financial, technical and marketing resources than the Company. The most significant threat is the possibility of some consolidation or alliance of major suppliers creating a larger, stronger presence in the marketplace. The Company also anticipates that additional competitors may enter certain of the Company's markets, resulting in even greater competition. There can be no assurance that the Company will be able to compete with existing or new competitors. Increased competition could result in significant price reductions with negative effects upon the Company's gross margins and a loss of market share, which could materially and adversely affect the Company's business, financial condition and operating results.

  Products and Services

  Canmax products and services are designed to provide guidance for the retail petroleum and convenience store. This process is called "Pathmation". Pathmation is the art of analyzing a customer's needs, assessing the options, then using the best resources available to build a path that leads our customers to their ultimate goal. The Pathmation steps to success are to:

  .  Define business goals.
  .  Define business processes which support business goals.
  . Determine technology requirements to support defined business processes. . Develop an implementation plan encompassing business processes, technology training and on-going support.
  . Deploy modified business processes, technology, and support infrastructure.
  . Continuously validate results with business goals and changes in business practices to align implementation.

  With a system flexibility that conforms to a changing business and a scaleable server that saves valuable time, VISTA is versatile in its functions. Vista is a decision support, communications, and remote store management system that resides at corporate headquarters. Through a communications network, it provides for the transmission of data messages from headquarters to the remote store and from the store to headquarters. Features include fuel and retail pricebook maintenance, tax book maintenance, vendor pricebook maintenance, and exception reporting for stores. Also, analytical perspectives for any level of the business are given without pre-definition. Other features include:

       -batch or on-line communications
       -remote on-line support
       -sales analysis from store to store, zone to zone and region to region -addition of new parameters at any time
       -decision support
       -report writer

  The Canmax C-SERVE store automation software product combines an extensive list of features from point-of-sale to inventory tracking. It provides integrated card processing, pump control, and scanning capabilities as well as the ability to communicate with corporate headquarters.

  Canmax also provides integration services, customer help desk, training, and comprehensive system documentation.

  SITES provides efficient call handling, automatic problem escalation, and customer reporting 24 hours a day, 7 days a week. Trained support technicians handle everything from "how do I..." questions to dispatching field service for hardware problems. Support services also include free software and user guide updates as well as ensuring that technicians respond to all problems in a timely manner. SITES management reports help identify and resolve recurring issues, such as the need for additional training at the store or potential hardware failures.

  Additional Product Offerings

  Additional revenues are generated from the following:

  . Modification and custom development contracts, . Installation and training services,
  . Annual maintenance and support services contracts, and . The provision of third-party ancillary software and hardware.

  Product Development

  Due to the rapid pace of technological change in its industry, the Company believes that its future success will depend, in part, on its ability to enhance and develop its software products to meet customer needs.

  C-Serve is being enhanced through the use of sophisticated software development tools to be operating system independent. This independence is seen as a competitive advantage and currently the company provides C-Serve running in a Unix environment. A Windows NT based version of C-Serve is currently under development and is scheduled for release in 1997.

  During the last three fiscal years, the Company has expensed the following amounts on product development activities:

                      1996           $1,371,853
                      1995            2,267,039
                      1994            2,432,040


  The Company incurred $128,874 in 1996, $0 in 1995, and $3,522,948 in 1994
  in software development costs which were capitalized. In fiscal 1994, because of the uncertainty of future revenue in the near term from certain products, the Company recorded a writedown of $4,127,232 of capitalized software costs (see Management's Discussion and Analysis - Results Of Operation 1995 vs 1994).

  Concentration of credit risk and significant customers

  The Company derives its sales primarily from customers in the retail petroleum and convenience store market. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Billed receivables are generally due within 30 days. Credit losses have historically been insignificant. A significant portion of the Company's revenues is from three customers.

  The Southland Corporation accounted for 64%, 61%, and 50%, NCR (formerly AT&T Global Information Solutions Company) accounted for 22%, 12%, and 0%, and EDS accounted for 7%, 10%, and 38% of the Company's revenues for 1996, 1995, and 1994, respectively. At October 31, 1996 and 1995, accounts receivable from The Southland Corporation accounted for 46% and 54%, respectively, of total accounts receivable. At October 31, 1996 and 1995, accounts receivables from NCR accounted for 37% and 28%, respectively of total accounts receivable. Management feels the allowance for doubtful accounts adequately provides for any losses that may occur.

  Backlog

  Product is generally delivered to customers when ordered. There is no backlog of orders; however the Company has signed contracts with customers for the future delivery of products and services. As of October 31, 1996, the Company had a backlog of approximately $8,400,000 associated with long term service and development contracts. The Company expects that $6,900,000 of this backlog will be provided in fiscal 1997. Revenue from these contracts may be affected by changes in customer requirements, competition, technology, and economic factors. There can be no assurance that the Company's expectation of revenue will be realized in full.

  Employees

  As at January 14, 1997, the Company had 109 full time employees and 30 contractors. The functional distribution of the employees was: sales and marketing and professional services - 7; product development and advanced research - 47; general and administration - 12; and service, support and education - 43. All are located in Irving, Texas. None of its employees is represented by a labor union, and the Company considers employee relations to be excellent. All contractors are engaged on specific software development projects.

  Other

  The Company does not believe it has been or will be materially affected by environmental laws.

  Item 2.  PROPERTIES

  The Company occupies 47,178 square feet of office space in a stand-alone building located at 150 West Carpenter Freeway, Irving, Texas, pursuant to a lease which expires August 31, 1998. The space is used for executive, administrative, sales and engineering personnel, as well as for inventory storage and demonstration purposes. The Company does not have an option to renew the lease. The Company believes that its existing facilities are adequate to meet its current and foreseeable requirements and that suitable additional or substitute space will be available as needed.

  Item 3.  LEGAL PROCEEDINGS

  Neither the Company nor any of its subsidiaries are party to any material legal proceedings.

  Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

  PART II

  Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS

  Market for Common Stock

  The Company has only one class of shares, common stock without par value, which is traded on the NASDAQ SmallCap Market tier of the Nasdaq Stock Market. Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or purchase for either cancellation or surrender or provisions for sinking or purchase funds.

  The Company's common stock trades on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market under the symbol CNMX. On November 25, 1995, the Company's common stock was granted a temporary exception to the Minimum Bid Price listing requirement and the Company's stock remained listed and traded under the symbol CNMXC.

  At the time, the Company's stock had been trading below the minimum bid price of $1.00. Nasdaq granted the Company a temporary listing exception subject to the Company achieving a minimum bid price in excess of $1.00 on or before January 22, 1996. In order to meet the Nasdaq listing requirements, the Board of Directors of the Company approved a one-for-five reverse stock split effective December 21, 1995. From this date, the Company had a temporary new trading symbol of CNMCD, previously CNMXC. The Company's stock has traded in excess of the minimum bid price requirement since December 21, 1995.

  On January 15, 1996, Nasdaq advised the Company that it was in compliance with all requirements necessary for continued listing on The Nasdaq SmallCap Market tier of The Nasdaq Stock Market. Effective January 17, 1996, the Company's trading symbol reverted back to CNMX. While the Company anticipates meeting Nasdaq listing requirements in the future, there can be no assurances that the Company will continue to comply with the listing requirements.

  Pursuant to the amended April 22, 1993 agreements with EDS, the Company has granted EDS an option to purchase up to 25% of the shares of common stock of the Company calculated on a fully diluted basis at the time of exercise.
  The option is exercisable at any time from April 22, 1994 to April 22, 1998. The price is 75% of the then market value of the Company's stock determined as the average of the mean between the bid and the asked price per share as reported by a nationally accepted over-the-counter market for each of the sixty trading days prior to EDS' notice to exercise the option. The exercise price will be reduced by $4,861,659, provided under the amended
  EDS agreements, less royalties paid by the Company to EDS.

  The table below shows the high and low closing prices of the Company's common stock as reported by NASDAQ for each quarter during the past two years.

    Fiscal 1997                           High (1)          Low (1)

    Quarter Ended January 31, 1997
    (through January 14, 1997)            $  2.50           $  1.50
    ___________________________________________________________________
    Fiscal 1996                           High (1)          Low (1)

    Quarter Ended October 31, 1996        $  3.25           $  1.50
    Quarter Ended July 31, 1996           $  4.50           $  1.63
    Quarter Ended April 30, 1996          $  4.63           $  2.50
    Quarter Ended January 31, 1996        $  4.31           $  2.19
    ___________________________________________________________________
    Fiscal 1995                           High (1)          Low (1)

    Quarter Ended October 31, 1995        $  5.94           $  2.19
    Quarter Ended July 31, 1995           $  7.80           $  3.30
    Quarter Ended April 30, 1995          $  6.90           $  3.45
    Quarter Ended January 31, 1995        $  8.75           $  4.40


    (1) All per share amounts have been retroactively adjusted to reflect a one-for-five reverse stock of the Company's Common Stock, effective December 21, 1995.

  The closing price for the Company's common stock on January 14, 1997 as reported by NASDAQ was $1.81.

  Dividends

  To date, the Company has not paid dividends on its shares of common stock. The Company presently intends to retain all future earnings for its business and does not anticipate paying cash dividends on its common stock in the foreseeable future.

  Holders of Record

  There were 521 stockholders of record as at January 14, 1997, and approximately 5,500 beneficial stockholders.

  Item 6. SELECTED FINANCIAL DATA

  Consolidated Statements of Operations Data:

                         .............................Year ended October 31................

                       1996          1995         1994         1993          1992
  Revenues            $12,263,860   $8,996,087   $9,674,595   $4,659,029    $2,224,185
  Cost of software      4,053,334    4,040,446    2,462,659    1,325,436       632,693
  licenses, product
  and development
  revenues

  Operating expenses    8,039,865    8,639,666    9,060,473    4,447,071     3,577,981

  Interest expense         28,047       50,425       66,345       28,812         5,634

  Write down of                 -            -    4,127,232            -             -
  capitalized
  software

  Net income (loss)       142,614   (3,734,450)  (6,042,114)  (1,142,290)   (1,992,123)

  Net income (loss)
  per share (1)       $      0.02   $    (0.79)  $    (1.54)  $    (0.31)   $    (0.60)

  Consolidated Balance Sheet Data:


                        ........................Year ended October 31................

                        1996          1995         1994        1993           1992
  Total assets        $5,650,133    $4,701,902   $5,327,798  $6,882,954     $2,050,914

  Working capital        208,466      (468,653)     146,029     525,958       (747,871)

  Non-current            255,908       265,015    1,374,556     146,296         55,505
  obligations

  Shareholders         2,075,318     1,718,672    1,909,905   4,044,761        496,394
  equity

  (1) All per share amounts have been retroactively adjusted to reflect a one-for-five reverse stock split of the Company's common stock, effective
  December 21, 1995.

  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

  General

  The Company generates its revenues primarily through three sources:

  (i) licensing its sophisticated software systems and selling or licensing ancillary hardware and third party software to operators of petroleum retail and convenience stores;

  (ii) providing related development, customization, and enhancement to its customers, and

  (iii) providing maintenance by way of 24 hour, 365 day per year help desk, and other services.

  The following table sets forth certain financial data as a percentage of total net revenues and the percentage change for the periods indicated.

                                                                    Percentage
                            Percentage of Total Revenues       Increase     (Decrease)
                                                                 1996          1995
                                                                  vs.           vs.
                            1996      1995       1994            1995          1994
Revenue:
  Software
  licenses and
  product revenue           15.4      34.8       50.7            (39.5)       (36.2)

  Development               60.3      42.2       41.5             94.5          5.3

  Service agreements        24.3      23.0        7.8             44.1         72.4

                           100.0     100.0      100.0             36.3         (7.0)

Costs and expenses:
  Cost of software
  licenses, product
  revenues and
  development
  revenues                  33.1      44.9       25.5              0.0         64.1

  Product development       11.2      25.2       25.1            (39.5)         6.8

  Customer service          17.5      24.1       20.9             (0.9)         6.9

  Administration            26.0      30.2       20.8             17.3         35.2
  and general

  Sales and                  3.4       7.1       13.7            (35.3)       (51.9)
  marketing

  Depreciation and           7.5       9.4       13.1              7.9        (33.0)
  amortization

  Interest and               0.2       0.6        0.7            (44.4)       (24.0)
  financing costs

  Write down of
  capitalized software         -         -       42.6                -       (100.0)

                            98.8    (141.5)    (162.4)

  Net income (loss)          1.2     (41.5)     (62.4)

  Results of Operations - 1996 versus 1995
  Revenue

  For the year ended October 31, 1996, the Company had revenues of $12,263,860, an increase of $3,267,773, or 36.3%, over 1995. The improvement in revenue is a result of growth in service agreement revenues and significant growth in development revenue as the Company completed a project to develop a preliminary (non scanning) point of sale software application in UNIX for The Southland Corporation (SLC) and commenced a project to produce a scanning point of sale application and other associated inventory, merchandising, and back office functions for SLC in a Windows NT environment.

  Software license and product revenue for the year ended October 31,1996 was $1,892,076, a decrease of $1,235,359, or 39.5%, over 1995. The decrease is primarily due to the sale during 1995 of software and hardware components to SLC in accordance with their contract which did not occur during 1996. The provision of these items to SLC under their contract commenced during 1995 and concluded during the first quarter of 1996.

  Development revenue for the year ended October 31, 1996 was $7,392,040, an increase of $3,590,832, or 94.5%, over 1995. While development revenue from the base contract with SLC declined in accordance with the terms of the contract compared with the same period in 1995, the Company recognized additional development revenue of $1,868,824 for work associated with a contract between the Company and NCR Corporation (NCR) to develop a preliminary (non scanning) point of sale software application in UNIX for SLC. This project was completed in July 1996. In fiscal 1996, Canmax reached agreement with NCR to develop for the Southland Corporation a next generation Windows NT based version of the Canmax "C-Serve" convenience store software for $9.5 million. The resulting product will be used in Southland's approximately 5,000 7-Eleven stores in the United States. NCR was chosen by Southland to provide project management and other professional services for this project. Revenues to Canmax will occur over an eleven-month period, which started in May 1996, and will continue through April 1997. The $9.5 million in revenues is in addition to previous contracts awarded to Canmax from the Southland Corporation. During 1996, the Company recognized revenue of $3,920,098 under this agreement. No such revenue was recorded in 1995.

  Service agreements revenue for the year ended October 31, 1996 was $2,979,743, an increase of $912,299, or 44.1%, over 1995. This improvement results from an increase in revenue form the 24 hour/7 day a week help desk services of 49.4%, reflecting an increase in the number of sites supported from 3,654 as of October 31, 1995 to 5,912 as of October 31,1996. While the number of sites increased by 61.8%, revenue increased at a lower rate due to the structure of the support contract with SLC which provided for a minimum payment until a certain volume of support calls was reached. These increases were offset by a reduction in installation and training revenue resulting from a decrease in the number of sites installed and trained in 1996 compared with 1995.

  Gross Margin

  Gross margin as a percentage of software license, product and development revenue was 56.3% for the year ended October 31,1996 compared with 41.7% for the same period in 1995.

  Gross margin on software sales was 52.0% for the year ended October 31, 1996 compared with 47.6% for the same period in 1995. This improvement was due to a change in mix of products sold away from low margin products sold to SLC during 1995 to a mix that is more representative, of higher margin products sold during 1996. Gross margin on hardware sales was 24.8% for the year ended October 31, 1996 compared with 18.7% for the same period in 1995. The improvement in 1996 was due to the sale of hardware with higher than normal margins compared with 1995 which was impacted by an inventory writedown of slow moving and obsolete items. As previously reported, gross margins on software, hardware, and product license revenue for the year ended October 31, 1996 were negatively impacted by a $217,623 writedown of software and hardware inventory recorded in the second quarter of 1996.

  For the year ended October 31, 1996, the gross margin on development revenue was 62.9% compared with 50.1% for the same period in 1995. The improvement is a result of improved profit margins negotiated on the development projects mentioned above.

  Expenses

  For the year ended October 31, 1996, customer service costs decreased 0.9% compared with the same period in 1995. The decline in cost despite the increase in the number of' sites supported from 3,654 to 5,912 is due to lower operating costs for the service arising from increased efficiencies and lower overall expenditure levels.

  For the year ended October 31, 1996, product development costs declined from $2,267,039 for the same period in 1995 to $1,371,853, a reduction of 39.5%. The reduction was due to an overall reduction in product development funded by the Company and, as previously reported, due to the capitalization of software development costs amounting to $128,874 relating to a new credit card processing network interface the Company developed during the first quarter of 1996.

  Administrative and general expenses increased 17.3% for the year ended October 31, 1996 compared with 1995, predominately as a result of the establishment of a business development unit responsible for identifying new business opportunities and project management. Sales and Marketing expenses declined 35.3% for the year ended October 31, 1996 compared with the same period in 1995. These cost reductions are a result of lower expenditure levels.

  During the year ended October 31, 1996, the Company announced it would close its wholly owned subsidiary, Dataplane Technologies Inc., on August 31, 1996. Dataplane had designed and developed certain communication processor boards which allow C-Serve to handle some of the communication protocols and device interfaces used in the industry. The Company determined that the technology had a limited life and it would no longer continue to develop and manufacture the technology. Canmax has licensed the manufacturing rights of the technology to Bass Inc. for the next three years and anticipates providing for future requirements through Bass. In addition, the Company closed its non operating subsidiary, The Point of Sale Corporation.

  The cost of closing these subsidiaries has been included in part in the writedown of $217,623 of inventory discussed above and $25,000 included in depreciation and amortization representing the write off of intellectual property.

  At October 31, 1996, the Company ceased operations of its wholly owned subsidiary, Canmax Retail Systems (British Columbia), which had been providing software development services on a software development project which was completed on October 31, 1996. Management anticipates closing down this company over the next six months and does not expect to incur any additional material costs to complete the closure.

  As a result of the foregoing, the Company generated net income of $142,614, or $0.02 cents per share, for 1996 as compared with incurring a net loss of $3,734,450, or $0.79 cents per share, for the year ended October 1995.

  Results of Operations - 1995 versus 1994
  Summary

  For the year ended October 31, 1995, the Company incurred a net loss of $3,734,450, or $0.79 cents per share, compared to a net loss of $6,042,144 for the year ended October 31, 1994, or $1.54 cents per share. Of the loss for the year, $3,095,258, or 82.9%, was incurred in the first half of the year as the Company continued to invest significantly in bidding for potential new business and as a result of reduced revenues due to delays in the rollout schedule for The Southland Corporation and installation delays for the Army and Air Force Exchange (AAFES). Revenues for the first half of fiscal 1995 were 10.7% below the same period in 1994 and expenses were up 37.8% over the comparable period.

  In June of 1995, the Company took actions to reduce expenditures and focus on operational stability and revenue improvement as part of a five step plan for restructuring the Company. The Plan, completed in January of 1996, included:

  . Replacing several members of senior management including the Chief Financial Officer, Vice President of Development, Chief Operations Officer and Vice President of Marketing. Further, the former President and Chief Executive Officer was replaced by Mr. Roger Bryant on November 15, 1994.
  . Modifying the composition of the Board of Directors to comprise four outside members and three inside members
  .  Improving productivity through process improvement.
  . Implementing a restructuring of operations in June 1995 to reduce expenditure levels through lower staff numbers and strong cost containment. These cost reductions contributed towards the improvement in cash flows experienced by the Company during the second half of 1995. Improved cash flow during the second half of 1995 contributed to the reduction in liabilities and an overall strengthening of the balance sheet during the second half of 1995.

  Revenue for the fourth quarter of 1995 was $3,141,786, up 34.2% over the same period of the prior year on an operating basis, adjusting for a one time sale of licenses to EDS (for future use) for $1,810,670 in the prior year. Revenue growth was attributed to a strong demand for software and help desk services and continued demand for licenses. Operating expenses for the fourth quarter of fiscal 1995 were down 39.2% over the same period in 1994 and the Company reported a net profit of $111,922 for the quarter resulting from revenue growth and significantly reduced costs.

  Revenues

  Revenues for fiscal 1995 declined 7.0% from $9,674,595 to $8,996,087 for fiscal 1994.

  Revenue from software sales declined from $2,927,307 in fiscal 1994 to $1,385,137 in fiscal 1995. Fiscal 1994 software revenue included one time sales of the company's proprietary software, C-Serve, to EDS and AAFES amounting to $2,082,700. Excluding these sales, software revenues increased from $844,607 in fiscal 1994 to $1,388,137 in fiscal 1995 as a result of increased sales of third party software to The Southland Corporation for installation in their 7-Eleven stores under the five year agreement with the Company.

  Revenue from hardware and component parts declined by 3% from $1,919,534 in fiscal 1994 to $1,742,297 in fiscal 1995. The Company continued to sell hardware and components to The Southland Corporation for use in their 7-Eleven store as part of the five year agreement with the Company.

  Service agreement revenue increased 172% from $758,963 in fiscal 1994 to $2,067,444 in fiscal 1995. This increase resulted from installation services provided to AAFES during the year where the Company installed its proprietary C-Serve software in some 68 locations during the year and from an increase in the number of installed sites supported by the Company's 24 hour / 7 day a week help desk. The number of supported locations increased from 1747 at October 31, 1994 to 3654 at October 31, 1995. Of the increase of 1907 locations, AAFES accounted for 68 to bring their total supported sites to 82 at October 31, 1995 and The Southland Corporation increased from 1166 to 2951 at October 31, 1995 as the Company continued to rollout and install the system developed for The Southland Corporation under the five year agreement with the Company. The Company continued to support 411 ARCO locations at October 31, 1995, up from 391 at October 31, 1994.

  Development revenue declined from $4,012,520 in fiscal 1994 to $3,801,208 in fiscal 1995, or 5.3%. The decline is a result of the reduction in joint development work on business opportunities for major oil companies with EDS, compared with fiscal 1994. Of the revenue for fiscal 1995, approximately 60% is attributable to work performed for The Southland corporation as part of the five year agreement and under a contract with NCR to develop a point-of-sale system for the 7-Eleven stores.

  Gross Margin

  Gross Margin, as a percentage of software license, product and development revenue, decreased from 72.4% in fiscal 1994 to 41.7% in fiscal 1995. Gross Margin on software sales declined from 75.2% in fiscal 1994 to 32.1 % in fiscal 1995 as a result of low margin third party software products sold to The Southland Corporation under the terms of the five year agreement with the Company and due to significantly lower sales of the Company's proprietary software C-Serve. Gross margin on hardware sales declined from 58.9% to 27.9% as a result of low margins on sales on components to The Southland Corporation and inventory adjustments. Cost of revenue for development revenue declined from 78.1% to 50.1% as a result of an increase in direct expenses attributable to development revenue. The additional costs arose as a result of a change in the mix of staff working on the projects. During the year ended October 31, 1995 the Company had a larger percentage of contractors employed on development projects than in the prior year compared to the number of full-time employees. Contractors can be up to two or three times more expensive than employees.

  Expenses

  Customer service expenses increased 6.9% in fiscal 1995 from $2,024,837 to $2,165,145. Costs were essentially flat compared to prior year despite a 172.4% increase in revenue, without any reduction in support levels or customer satisfaction. The company commenced the 1995 fiscal year with sufficient resources to support the revenue growth.

  During fiscal 1995, the Company spent $2,267,039 on product development, or 6.8% less than fiscal 1994. However, during fiscal 1994, the Company wrote off $4,127,232 of software development costs which was initially capitalized and subsequently written off in October 1994 because of uncertainty of future revenue in the near term. Expenditure on such activities in fiscal 1995 was significantly reduced, and the Company did not capitalize any development costs in fiscal 1995.

  Administration and general expenses increased 35.2% in fiscal 1995 from $2,012,286 to $2,721,483 predominately as a result of expenditure and expansion in the first half of fiscal 1995. In the second half of 1995, administration and general expenses were lower than the comparable period in 1994 primarily as a result of cost reduction through lower staff numbers and expenditure control.

  Sales and marketing costs decreased 51.9% in fiscal 1995 from $1,323,718 to $636,748. The reduction was a result of a reduction in the number of staff members and other cost reductions resulting from a refocus of activities from large contracts to smaller, less time consuming and less expensive contracts.

  Depreciation and amortization decreased from $1,267,592 in fiscal 1994 to $849,251 in fiscal 1995, a reduction of 33%. The reduction is due to the effect of writing down previously capitalized software development costs in fiscal 1994.

  For the year ended October 31, 1995, the Company incurred a net loss of $3,734,450, or a net loss of $0.79 per share, as compared to a net loss of $6,042,114, or a net loss of $1.54 per share, for the year ended October 31, 1994.

  Writedown of Capitalized Software

  The Company regularly evaluates the carrying value of capitalized software costs in accordance with FASB 86. At October 31, 1994 the Company reviewed the value of its capitalized software and determined that there was some uncertainty associated with future revenue opportunities in the near term from certain products. Accordingly, capitalized software was written down by $4,127,232 to a carrying value of $813,387.

  The write-down of capitalized software projects during the fourth quarter of fiscal 1994 consisted primarily of two projects, EDS Development Projects ($1.5 million) and Remote Store Management ($2.0 million).

  EDS Development Projects

  During fiscal 1994, the Company entered into a Joint Marketing Agreement
  (JMA) with EDS whereby the Company's core product offering, C-Serve, would be jointly marketed by EDS and the Company to the retail petroleum and convenience store industry. C-Serve is a sophisticated point of sale system developed by the Company specifically for the use in gas stations and convenience stores. Prospective customers approached by EDS and the Company often requested modifications and enhancements to the base C-Serve product which required development efforts to be undertaken. The Company elected to undertake the development for four of these potential customers in 1994 as it was believed by management of the Company that the enhancements, in addition to solving the particular customers' needs, had broad market application to its target customer base. The Company's intention was that once development was completed, the enhancements would become further options available on the base C-Serve product and thus the costs capitalized would be recovered from the Company's estimate of sales for the base C-Serve product. EDS agreed to fund a portion of the development costs. An agreement was reached whereby EDS would fund 50% of the jointly incurred product development costs. This arrangement has been disclosed in Note 3 to Notes to Consolidated Financial Statements. The Company capitalized its portion of development costs incurred based upon FASB 86 criteria during 1994 on each of these EDS development projects. As development on these projects progressed during fiscal 1994, it became apparent to management of the Company that specific orders from these Customers and orders from other Customers would not materialize. Thus, management concluded in the fourth quarter of fiscal 1994 that the EDS development projects should be written off.

  RSMS - Remote Store Management System

  The remote store management system (RSMS) was originally conceived as a corporate headquarters system to remotely access C-Serve locations. The company had determined that this type of system was required to service the emerging and long term needs of the industry and its customers. The Company believed that the future success of C-Serve and future sales opportunities required the completion of this product.

  The RSMS system was to be implemented in a client server environment and development was planned in two phases. Version one would support the ability to set up store parameters at the corporate headquarters and down load these to the remote location. Further, sales information and other pertinent information collected at the store level could be uploaded to the corporate headquarters for consolidation, accounting, and reporting purposes. Version two would include the functionality to support corporate merchandise price books.

  The Company entered into a contract with The Southland Corporation during 1993 and the RSMS project was expanded to include the requirements for The Southland Corporation. The requirements for The Southland Corporation were to be incorporated into the RSMS design. In mid 1994, The Southland Corporation amended their requirements to specifically exclude a client server application.

  For the year ended October 31, 1994 the Company reviewed the RSMS product and concluded that the project had diverged significantly from its original design and was now specific to the requirements of The Southland Corporation. Further, there was an emerging requirement from the industry which reversed the trends identified at the commencement of the project, such that price book management was now more important than two way data interchange. Consequently, management of the Company concluded during the fourth quarter of Fiscal 1994 that the product had limited or no application for customers and accordingly the unamortized capitalized costs of the software was written down to its net realizable value of $0.

  Liquidity and Capital Resources

  At October 31, 1996, the Company has a net working capital surplus of $208,466. During the twelve months ended October 31, 1996, the Company provided cash from operating activities of $888,220.

  The Company was able to maintain liquidity during 1996 primarily from net proceeds arising from the sale of common stock from the exercise of stock options which provided cash of $208,940 during the second quarter of 1996 and from cash provided by operating activities during the third and fourth quarter of 1996.

  There is an emerging preference by customers for systems, solutions, and software that run under Microsoft Windows family of operating systems. To date, the Company has experienced only isolated instances of sales resistance for its current UNIX based systems; however, it is seen as critical to the future growth of the corporation that it develop a Windows based product. Work on a next generation Windows based product commenced in May of 1996 and is currently expected to be completed in 1997. Completion of this project is dependent on the successful and timely conclusion of key components of the development project currently in process for The Southland Corporation. Once the development is completed, the Company will be uniquely positioned in the market place and will offer both a Windows NT based and UNIX solution to its customers.

  Management of the Company believes the development of the Windows based product in conjunction with The Southland Corporation should ensure that the new product offering encompasses state of the art technology and industry best practices for the management of retail gas stations and convenience stores.

  The majority of the Company's new product will be developed in conjunction with a development project currently being performed for The Southland Corporation. However, the Company will need to perform additional development effort that is not funded by work done for The Southland Corporation. Costs necessary to perform the additional development to bring the new product to market and provide for infrastructure improvements are estimated to be in the range of $1.0-$3.0 million. The Company believes that it may be necessary to raise additional capital to complete development of its next generation product within the necessary window of opportunity and to provide vital marketing and other support services. No financing arrangements have been entered into by the Company at this time. Any future equity capital funding would be dilutive. There can be no assurances that the Company will be able to obtain suitable financing.

  The Company has not made significant outlays for capital expenditure in fiscal 1995 or 1996. Recent capital expenditures have consisted primarily of purchases of computer equipment and software. The Company's practice is to finance capital expenditure through leasing providing suitable terms can be obtained. The Company currently anticipates that capital expenditure in fiscal 1997 will be approximately $400,000 and may include hardware and software.

  The Company believes that its existing sources of liquidity will provide adequate cash to fund its operations for at least the next twelve months. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities or obtain lines of credit, delay new product development or restructure operations to reduce costs.

  Management does not consider that inflation had a significant impact on the Company's operations to date, nor is it expected to have an impact next year.

  Cautionary Statement

  The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning, among other things, future operating results and various components thereof and the adequacy of future operations to provide sufficient liquidity. The Company cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation: user acceptance of Windows NT as an operating system, continued acceptance of UNIX based software and the Company's products and services, timing of completion of development projects and new products, competitive factors such as pricing and the release of new products and services by competitors, potential need for additional financing to fund product development, marketing and related support services, general economic conditions, product demand and manufacturing efficiencies.

  Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by Item 8 of Form 10-K is presented at pages F-1 to F-19.

  Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

  PART III

  Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this item will be contained in the Registrant's definitive proxy statement which the Registrant will file with the commission no later than February 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

  ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this item will be contained in the Registrant's definitive proxy statement which the Registrant will file with the commission no later than February 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item will be contained in the Registrant's definitive proxy statement which the Registrant will file with the commission no later than February 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item will be contained in the Registrant's definitive proxy statement which the Registrant will file with the commission no later than February 28, 1997 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

  PART IV

  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  (1) and (2) List of Financial Statements

  The response to this item is submitted as a separate section of the Report. See the index on page F-1.

       (3)  Exhibits

       The following exhibits are filed with this report:

     3.01   Articles of Incorporation and Bylaws of International Retail
            Systems Inc. (1)
    10.01   Escrow Agreement (1)
    10.02   Stock Option Plan (1)
    10.03   Joint Marketing Agreement with EDS (1)
    10.04   Stock Option Agreement (1)
    10.05   Contract with The Southland Corporation (2)
    10.06   Contract with AT&T - Business Requirements Definition (3)
    10.07   1996 Management Incentive Plan (4)
    10.08   Amended Stock Option Plan (5)
    10.09   Contract with NCR (+)
    11.01   Statement re:  Computation of earnings per share
       27   Financial Data Schedule


      (1) Incorporated by reference to the Exhibit identified in parentheses, filed as an exhibit to the Registrant's Registration Statement on Form 10, filed October 15, 1993.
      (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1994, and incorporated herein by reference.
      (3) Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended October 31, 1995.
      (4) Filed as an exhibit to the Company's Report on Form 10-Q for the period ended April 30, 1996.
      (5) Filed as an exhibit to the Company's Report on Form 10-Q for the period ended July 31, 1996.

       (+)  Confidential treatment requested

  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 1996. During fiscal 1995, the Company filed amended Forms 10-Q for the quarters ended April 30, 1994, July 31, 1994, January 31, 1995 and April 30, 1995.

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CANMAX INC.
  (Registrant)

  Date:  January 27, 1997 By:    /s/ ROGER D. BRYANT
                                (Roger D. Bryant,  President and
                                Chief Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Name                         Title                              Date

  /s/  ROGER D. BRYANT        President, Chief             January 27, 1996
  (Roger D. Bryant)           Executive Officer and
                              Director (Principal
                              Executive Officer)


  /s/  PHILIP M. PARSONS      Executive Vice President,    January 27, 1997
  (Philip M. Parsons)         Chief Financial Officer
                              and Director (Principal
                              Financial Officer and
                              Chief Accounting Officer)

  /s/  DEBRA L. BURGESS       Executive Vice President     January 27, 1997
  (Debra L. Burgess)          Chief Operating Officer
                              Director


 /s/  ROBERT M. FIDLER        Director                     January 27, 1997
  (Robert M. Fidler)


 (a) The following documents are filed as a part of this annual report on Form 10-K for Canmax Inc.:

                     Canmax Inc. and Subsidiaries
                    Index To Financial Statements
                        Item 14(a) (1) and (2)


  1. The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Ernst & Young LLP, Independent Auditors, for the fiscal year ended October 31,1996:

     Report of Ernst & Young LLP, Independent Auditors.         F-2

     Consolidated Balance Sheets at October 31, 1996 and
     October 31, 1995.                                          F-3

     Consolidated Statements of Operations for the fiscal
     years ended October 31, 1996, October 31, 1995, and
     October 31, 1994.                                          F-4

     Consolidated Statements of Shareholders' Equity for
     the fiscal years ended October 31, 1996, October 31,
     1995, and October 31, 1994.                                F-5

     Consolidated Statements of Cash Flows for the fiscal
     years ended October 31, 1996, October 31, 1995, and
     October 31, 1994.                                          F-6

     Notes to Consolidated Financial Statements.                F-7

  2. Financial Statement Schedules

     All schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes hereto.

  Report of Independent Auditors

  The Board of Directors and Shareholders
  Canmax Inc.

  We have audited the accompanying consolidated balance sheets of Canmax Inc. and subsidiaries as of October 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canmax Inc. and subsidiaries at October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

                                               /s/ Ernst & Young LLP



  Dallas, Texas
  December 19, 1996

                          Canmax Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                     October 31

                                             1996               1995
  ASSETS
  Current assets:
   Cash                               $     908,772          $   477,364
   Accounts receivable, less
   allowance for doubtful
   accounts of $95,207 in
   1996 and $71,177 in 1995               2,027,288            1,221,458

   Inventory                                388,800              474,481
   Prepaid expenses and other               202,513               76,259

     Total current assets                 3,527,373            2,249,562

   Property and equipment (note 4)        1,411,567            1,634,325

   Capitalized software costs, net of
   accumulated amortization of $607,857
   in 1996 and $381,811 in 1995             516,999              614,171

   Intellectual property rights, net of
   accumulated amortization of  $620,173
   in 1996 and $497,005 in 1995              50,000              173,168

   Other assets                             144,194               30,676

                                       $  5,650,133         $  4,701,902

                  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
   Accounts payable                    $  1,724,195         $  1,290,263
   Accrued liabilities (note 5)             778,521              511,641
   Deferred revenue                         558,122              586,836
   Current portion of lease obligations     128,282              109,475
   Current portion of long-term debt         34,022                    -
   Advances from shareholders (note 6)       95,765              220,000

   Total current liabilities              3,318,907            2,718,215

  Lease obligations (note 7)                169,794              200,015
  Development obligation (note 3)                 -               65,000
  Long-term debt (note 8)                    86,114                    -
  Commitments (notes 7 and 11)

  Shareholders' equity (notes 3 and 9)

  Common stock, no par value, 44,169,100
  shares authorized; 5,012,869 and
  4,935,269 shares issued and outstanding
  in 1996 and 1995, respectively         18,372,574           18,163,634

  Option to purchase common stock
  (note 3)                                4,861,659            4,861,659

  Accumulated deficit                   (21,152,714)         (21,295,328)

  Foreign currency translation
  adjustment                                 (6,201)             (11,293)

     Total shareholders' equity           2,075,318            1,718,672

                                     $    5,650,133        $   4,701,902

   See accompanying notes.

                          Canmax Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                  Year ended October 31

                                           1996            1995           1994
  Revenues:
  Software licenses and product revenue  $ 1,892,077    $ 3,127,435     $ 4,903,112
  Development                              7,392,040      3,801,208       4,012,520
  Service agreements                       2,979,743      2,067,444         758,963

                                          12,263,860      8,996,087       9,674,595

  Costs and expenses:
  Cost of software licenses and
  product revenue                          1,313,598      2,143,721       1,585,233
  Cost of development revenues             2,739,736      1,896,725         877,426
  Customer service                         2,146,281      2,165,145       2,024,837
  Product development                      1,371,853      2,267,039       2,432,040
  Administration and general               3,193,140      2,721,483       2,012,286
  Sales and marketing                        412,009        636,748       1,323,718
  Depreciation and amortization              916,582        849,251       1,267,592
  Interest and financing costs                28,047         50,425          66,345
  Writedown of capitalized software                -              -       4,127,232

                                          12,121,246     12,730,537      15,716,709

  Net income (loss)                      $   142,614    $(3,734,450)    $(6,042,114)

  Net income (loss) per common and
  common equivalent share                $       .02    $      (.79)    $     (1.54)

  Weighted average common and
  common equivalent shares outstanding     6,851,148      4,706,382       3,918,889

  See accompanying notes.

                              Canmax Inc. and Subsidiaries
                    Consolidated Statements of Shareholders' Equity

                                                 Option to                  Foreign
                                                 Purchase                   Currency
                                  Common Stock   Common      Accumulated    Translation
                      Shares      Amount         Stock       Deficit        Adjustment      Total
Balance at October
31, 1993             3,816,096   $12,607,640    $ 2,947,301 $( 11,518,764)  $     8,584    $ 4,044,761

 Shares issued:
   For cash on
   exercise of
   options             102,000       666,848              -             -             -        666,848
   For cash on
   exercise of
   warrants            117,950       656,163              -             -             -        656,163
   For services         40,000       307,257              -             -             -        307,257
   For conversion of
   advances from
   shareholders         55,128       376,631              -             -             -        376,631
 Net loss                    -             -              -    (6,042,114)            -     (6,042,114)
 Translation adjustment      -             -              -             -       (13,999)       (13,999)
 Original EDS option
 to purchase common
 stock                       -             -      1,052,699             -             -      1,052,699
 Liability to EDS
 converted to option
 to purchase common
 stock                       -             -        861,659             -             -        861,659

Balance at October
31, 1994             4,131,174    14,614,539      4,861,659   (17,560,878)       (5,415)     1,909,905

 Shares issued:
   For cash on
   exercise of
   options             294,200     1,321,000              -             -             -      1,321,000
   For conversion
   of advances
   from shareholder     30,000       150,000              -             -             -        150,000
   EDS                 265,228     1,273,095              -             -             -      1,273,095
   Private Placement   214,667       805,000              -             -             -        805,000
 Net loss                    -             -              -    (3,734,450)            -     (3,734,450)
 Translation
 adjustment                  -             -              -             -        (5,878)        (5,878)

Balance at October
31, 1995             4,935,269    18,163,634      4,861,659   (21,295,328)      (11,293)     1,718,672

  Shares issued
  for cash on
  exercise of
  options               77,600       208,940              -             -             -        208,940
  Net income                 -             -              -       142,614             -        142,614
  Translation
  adjustment                 -             -              -             -         5,092          5,092

Balance at October
31, 1996             5,012,869   $18,372,574    $ 4,861,659  $(21,152,714)  $    (6,201)  $  2,075,318


See accompanying notes.

                        Canmax Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows


                                                Year Ended October 31
                                          1996            1995           1994
Operating activities:
   Net income (loss)                $     142,614   $  (3,734,450)  $  (6,042,114)
   Adjustments to reconcile net
   income (loss) to net cash
   provided by (used in)
   operating activities:
     Issuance of common stock
     for accrued interest and
     services                                   -               -         343,888
     Writedown of capitalized software          -               -       4,127,232
     Inventory write down                 217,623               -               -
     Loss on disposal of assets             3,329               -               -
     Depreciation and amortization        916,582         849,251       1,267,592
     Accounts payable to EDS
     converted to option to purchase
     common stock                               -               -         861,659
   Changes in operating assets
   and liabilities:
     Accounts receivable                 (805,830)        154,535        (218,412)
     Accounts receivable from EDS               -         446,976        (446,976)
     Accounts receivable from
     stockholders                               -               -          71,921
     Inventory                           (131,942)       (151,566)        (88,041)
     Prepaid expenses and other          (126,254)        (43,358)         47,497
     Accounts payable                     433,932         533,286         (85,550)
     Accounts payable to EDS                    -          67,539         205,907
     Accrued liabilities                  266,880         (84,707)         (3,627)
     Accrued interest                           -               -         (22,939)
     Deferred revenue                     (28,714)        432,901         (21,217)

     Net cash provided by
     (used in) operating activities       888,220      (1,529,593)         (3,180)

  Investing activities:
   Purchase of property and
   equipment                             (347,939)       (163,575)     (1,106,379)
   Capitalized software costs            (128,874)              -      (3,127,459)
   Increase in other assets              (113,518)              -               -

   Net cash used in investing
   activities                            (590,331)       (163,575)     (4,233,838)

  Financing activities:
   Net proceeds from issuance of
   common stock                           208,940       2,126,000       1,323,011
   Agreements with EDS:
     -proceeds                                  -               -       1,065,065
     -funds used for marketing                  -               -        (272,975)
   Increase (decrease) in leasehold
   obligations                            (11,414)       (102,971)        227,836
   Repayment of shareholder
   advances                              (124,235)       (107,200)              -
   Advances from shareholders                   -         250,000         227,200
   Decrease in development
   obligations                            (65,000)              -               -
   Proceeds from borrowing                123,602               -               -
   Repayment on borrowing                  (3,466)              -               -
   Net cash provided by financing
   activities                             128,427       2,165,829       2,570,137

  Effect of exchange rate
  changes on cash                           5,092          (5,878)          4,381

  Net increase (decrease) in cash         431,408         466,783      (1,662,500)

  Cash at beginning of year               477,364          10,581       1,673,081
  Cash at end of year                $    908,772   $     477,364   $      10,581

  See accompanying notes.

                      Canmax Inc. and Subsidiaries
                Notes to Consolidated Financial Statements

  1.  Organization and Nature of Business

  Canmax Inc. (the "Company") was incorporated on July 10, 1986 as 311824 B.C. Ltd. under the Company Act of the Province of British Columbia, Canada. On August 13, 1986, the Company changed its name to International Retail Systems Inc. On August 7, 1992, International Retail Systems renounced its original province of incorporation and reincorporated in the state of Wyoming. On November 30, 1994, the name of the Company was changed to Canmax Inc.

  The Company, through its wholly owned subsidiary, Canmax Retail Systems, Inc., develops and licenses sophisticated software systems, sells ancillary hardware, and licenses certain third party software to operators of convenience stores and gas stations. The Company provides related development, customization, and software enhancements to its customers and provides services such as integration, installation and training, and a 24 hour, 365 day per year, help desk.

  In December 1995, the Company's Board of Directors authorized a one-for-five reverse stock split of the Company's Common Stock, effective December 21, 1995. All applicable share and per share data have been retroactively restated to give effect to the reverse stock split.

  Liquidity

  At October 31, 1996, the Company has an accumulated deficit of $21,152,714 and a net working capital surplus of $208,466. To maintain liquidity during the next year, the Company must increase revenue volumes through the successful completion of on-going development contracts with customers, the introduction of new products to the marketplace, and increasing the market share for existing products and services. The Company commenced work on a next generation Windows based product in May of 1996 which is expected to be completed in 1997. The majority of the Company's new product will be developed in conjunction with a development project currently in process for The Southland Corporation. Completion of the Company's next generation Windows based product is dependent on the successful and timely conclusion of key components of the development project currently in process for The Southland Corporation.

  To complete development of the next generation Windows based product, the Company will need to perform additional development effort that is not funded by work currently being performed for The Southland Corporation. Costs necessary to perform the additional development, to bring the new product to market and provide for infrastructure improvements are estimated to be in the range of $1.0 - $3.0 million. The Company believes that it may be necessary to raise additional capital to complete development of its next generation product within the necessary window of opportunity and to provide vital marketing and other support services. If cost generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities or obtain lines of credit, delay new product development or restructure operations to reduce costs. No financing arrangements to support this development project have been entered into by the Company at this time.

  2.  Summary of Significant Policies

  Principles of consolidation

  These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Canmax Retail Systems Inc. (Texas), Canmax Retail Systems Inc. (British Columbia), The Point of Sale Corporation and Dataplane Technologies, Inc. All significant intercompany transactions have been eliminated.

  Revenue Recognition

  Revenue from software licenses and product sales is recognized when the software or products have been delivered to the customer and collectibility is probable and no significant vendor obligations remain after delivery. Revenue from software development contracts is recognized as the Company performs the services in accordance with the contract terms. Revenue from maintenance agreements is recognized ratably over the term of the agreement. Revenue from long-term contracts is recognized using the percentage-of-completion method. Progress to completion is measured based upon the relationship that total costs incurred to date bears to the total costs expected to be incurred on a specific project. Losses on fixed price contracts are recorded when estimable.

  Inventory

  Inventory is stated at the lower of cost (first in - first out) or market and is primarily comprised of computer hardware and purchased software.

  Property and equipment

  Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives of assets ranging from three to five years.

  Capitalized software costs

  Under provisions of the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are charged to expense when incurred until technological feasibility for the product has been established, at which time the costs are capitalized until the product is available for release. The Company begins amortizing capitalized software costs upon general release of the software products to customers. The Company evaluates the net realizable value for each of its capitalized projects by comparing the estimated future gross revenues from a project less estimated future disposal costs to the amount of the unamortized capitalized cost. The Company recorded a writedown of $4,127,232 in 1994 for projects for which the net book value was in excess of net realizable value. Remaining costs are being amortized using the greater of 1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenue for that project or 2) the straight-line method over the remaining economic life of the related projects which is estimated to be a period of between four and five years. Amortization of capitalized software costs amounted to $226,046, $119,216, and $692,486 in 1996, 1995, and 1994, respectively.

  Intellectual property rights

  Intellectual property rights consist of the rights to computer software used in the Company's products. Expenditures are recorded at cost and are being amortized on a straight-line basis over a projected life of five years. Amortization of intellectual property rights amounted to $123,168, $130,596, and $130,596 in 1996, 1995, and 1994, respectively.

  Foreign currency translation

  The Company's functional currency is the United States dollar. For operations outside the United States, monetary assets and liabilities denominated in foreign currencies are converted at the exchange rate in effect at the balance sheet date and non-monetary assets and liabilities at the rate in effect on the dates of the transactions. Revenues and expenses are converted at rates approximating exchange rates in effect at the time of the transactions. Gains or losses arising on conversion of foreign currency transactions are included in operations in the period they occur or losses on fixed term monetary liabilities which are included in shareholders' equity.

  Net income (loss) per share

  Net income (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding as adjusted for the one-for-five reverse stock split. Net income (loss) per share data are based upon the weighted average number outstanding shares of common stock plus dilutive common stock equivalents. Common stock equivalent shares consist of stock options (using the treasury stock method), and an option to purchase common stock held by EDS (see Note 3).

  Income taxes

  The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Statement of cash flows

  For purposes of the statements of cash flows, the Company considers all cash and highly liquid short-term deposits to be cash equivalents. Total interest paid during 1996, 1995, and 1994 amounted to $50,349, $43,733, and $52,653, respectively.

  Concentration of credit risk and significant customers

  The Company derives its sales primarily from customers in the retail petroleum market. The Company performs periodic credit evaluations of its customers and generally does not require collateral. Billed receivables are generally due within 30 days. Credit losses have historically been insignificant. A significant portion of the Company's revenues is from three customers.

  The Southland Corporation accounted for 64%, 61%, and 50%, NCR (formerly AT&T Global Information Solutions Company) accounted for 22%, 12%, and 0%, and EDS accounted for 7%, 10%, and 38% of the Company's revenues for 1996, 1995, and 1994, respectively. At October 31, 1996 and 1995, accounts receivable from The Southland Corporation accounted for 46% and 54%, respectively, of total accounts receivable. At October 31, 1996 and 1995, accounts receivable from NCR accounted for 37% and 28%, respectively of total accounts receivable. Management feels the allowance for doubtful accounts adequately provides for any losses that may occur.

  Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Stock-Based Compensation

  The Company accounts for its stock-based compensation in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."

  Reclassifications

  Certain amounts appearing in the 1995 consolidated balance sheet have been reclassified to conform to the 1996 presentation.

  3. EDS Agreements

  The Company signed agreements with Electronic Data Systems Corporation ("EDS") in April 1993 which were amended in October 1994. Under the terms of the amended agreements, EDS markets the Company's software services and hardware technology to the retail petroleum marketplace exclusively, and the Company offers EDS the right to participate with its customers and prospective customers. EDS provided $2,600,000 in cash of which $2,000,000 was used for product development, $500,000 was used to support the Company's marketing efforts, and $100,000 as consideration for a software license granted to EDS. EDS also provided $2,000,000 in services to the Company.

  In connection with the above agreements, EDS received an option to purchase up to 25% of the common stock of the Company calculated on a fully diluted basis at the time of exercise at an exercise price of not less than 75% of the market value of the common stock at the time of exercise, minus $4,000,000, which will be reduced by royalties or similar payments received by EDS from any licensing of the Company's product other than through EDS. The stock option is exercisable at EDS' option any time between April 22, 1994 and April 22, 1998. The Company accounted for the transaction as follows:

       $4,000,000     as an option to purchase common stock,
       $  500,000     as a deferred marketing credit with respect to the
                      cash intended for marketing support, and
       $  100,000     as revenue with respect to the software license.

  The financial statements include the following non-cash transactions related to the services provided by EDS to the Company pursuant to the EDS agreements:

    . services received from EDS and included in expenses - $1,188,168 and
      $663,210 in 1995 and 1994, respectively, and . programming services received from EDS and capitalized as software costs - $389,489 in 1994.

  During 1994, the Company purchased services from EDS valued at $1,972,329. By agreement $861,659 of this amount was not paid by the Company and has been added to the original $4,000,000 option amount. The balance, $1,110,670, was offset against EDS' liability to the Company for site licenses sold to EDS.

  In connection with prospective business opportunities with major oil companies, the Company and EDS jointly incurred $2,130,130 in product development costs. EDS funded that total cost, which included reimbursing the Company for $1,679,977 in expenses paid by the Company. By agreement, the Company owed EDS for one-half of the total cost. That development obligation for $1,065,065 and other amounts due to EDS of $34,935 were converted into 229,167 common shares of the Company on November 15, 1994. The price per share of $4.80 was determined pursuant to agreement with EDS and represents 75% of market value. In fiscal 1995, EDS and the Company jointly incurred $346,190 in product development costs. By agreement the Company owed EDS for one half of the total cost. On April 20, 1995, the $173,095 development obligation was converted into 36,061 common shares of the Company at a conversion rate of $4.80 per share.

  During 1994 the Company sold EDS 788 site licenses for $1,810,670. Pursuant to the contract, the amount receivable for this transaction was used to offset amounts payable to EDS of $1,110,670 and to settle a disputed $400,000 liability relating to deferred marketing funding that arose from an amendment to the original agreements with EDS.

  In addition to the site license revenues described in the preceding paragraph, the Company recognized additional revenue from EDS of approximately $0.9 million and $1.9 million for fiscal 1995 and 1994, respectively, for services and development work in conjunction with prospective business opportunities with major oil companies. During fiscal 1996, the Company recognized revenue of approximately $0.8 million from EDS for services, site license fees, and development.

  A summary of transactions with EDS for each of the last four fiscal years is set forth below:


                                              Recorded As
                                Option to
Year/             Total         Purchase                                    Deferred
Transaction       Amount of     Common          Common       Capitalized    Marketing      Revenue
Description       Transaction   Stock           Stock        Software       Credit         (Expense)
1993
 Cash received
 from EDS for
 option to
 purchase
 Company's
 common
 stock          $2,000,000    $2,000,000      $        -   $           -   $          -    $         -
 Cash for
 marketing
 from EDS          500,000             -               -               -        500,000              -
 Licenses sold
 to EDS            100,000             -               -               -              -        100,000
 Development
 services
 provided by
 EDS               947,301       947,301               -         537,112              -       (410,189)

1994
 Development and
 programming
 services
 purchased
 from EDS        1,052,699     1,052,699               -         389,489              -       (633,210)
 Other services
 purchased
 from EDS        1,972,329       861,659               -               -              -     (1,972,329)
 Sale of 788
 site licenses
 to EDS          1,810,670(1)          -               -               -              -      1,810,670
 Development
 revenue           614,912             -               -               -              -        614,912
 Product &
 services
 revenue         1,250,764             -               -               -              -      1,250,764

1995
 Other
 development
 services
 purchased
 from EDS        1,188,168             -               -               -              -     (1,188,168)
 Conversion of
 development
 obligations
 due to EDS
 shares of the
 Company's
 common stock    1,273,095(2)          -       1,273,095               -              -              -
 Development
 Revenue           175,513             -               -               -              -        175,513
 Product &
 services
 revenue           751,440             -               -               -              -        751,440

1996
 Other services
 purchased
 from EDS           84,327             -               -               -              -        (84,327)
 Development
 revenue           143,415             -               -               -              -        143,415
 Product &
 services
 revenue           690,751             -               -               -              -        690,748


 (1) $1,110,670 of the sales amount was used to offset existing EDS obligations. $400,000 was used to settle a disputed obligation with EDS and $300,000 was paid in cash to the Company.

 (2) EDS obligations were converted into 265,228 shares of the Company's common stock.

  4.  Property and equipment

      Property and equipment consist of the following at October 31:

                                              1996            1995

  At cost:
  Furniture and fixtures              $      925,637   $      915,161
  Computer equipment                       1,630,937        1,371,273
  Computer software                          388,041          322,372
  Leasehold improvements                     593,843          593,843

                                           3,538,458        3,202,649
  Less accumulated depreciation and
  amortization                            (2,126,891)      (1,568,324)

                                       $   1,411,567   $    1,634,325

  Depreciation and amortization expense amounted to $567,368, $519,439, and $444,511 in 1996, 1995, and 1994, respectively.

  5. Accrued Liabilities

  Accrued liabilities consist of the following at October 31:

                                                   1996           1995

  Accrued compensation and benefits            $  405,924     $    99,245
  Accrued rent                                    150,755         134,697
  Other                                           221,842         277,699
                                               $  778,521     $   511,641

  6.  Advances from shareholders

  During 1994, Dwight Romanica advanced the Company $300,000. The advance was unsecured and the Company paid interest of $24,000. Half of the advance ($150,000) was repaid by February 28, 1995 and $150,000 was exchanged for 30,000 common shares.

  During 1995, a director, W. Thomas Rinehart advanced the company $250,000. The advance was unsecured and has an interest rate of 10%. The Company repaid principal of $30,000 and paid interest of $13,456 in fiscal 1995; repaid principal of $124,235 and interest of $37,732 in fiscal 1996. The remaining principal balance of $95,765 is due on demand and is being repaid in weekly installments.

  7.  Leasehold and capital lease obligations

  Through October 31, 1996, a total of $593,843 of leasehold obligations were incurred on behalf of the Company. Of this amount, $0, $0 and $300,000 were incurred in 1996, 1995 and 1994, respectively. These costs have been capitalized as leasehold improvements and are to be repaid with interest calculated at 8% to 11% per annum in monthly installments of $11,104, over the remaining lease term, which terminates on August 31, 1998.

  The Company leased equipment under capital leases in 1996 totaling $106,050. The capital lease obligations are to be repaid with interest at 15% to 16% per annum in monthly installments of $2,995 through June, 2000.

  Future minimum payments due under leasehold and capital lease obligations are as follows:

            Years ended October 31:

            1997                $   153,732
            1998                    134,100
            1999                     35,940
            2000                     21,874
            2001                          -


  Total future minimum lease payments         345,646
  Less amount representing interest            47,570
  Present value of minimum lease payments     298,076
  Less current portion                        128,282
  Leasehold and capital lease obligations
       less current portion               $   169,794


  8. Long-Term Debt

  Long-term debt consists of the following at October 31:

                                         1996

  Bank term loan                    $  120,136
  Less current portion                  34,022
                                    $   86,114

  Interest is charged on outstanding amounts at the prime rate (8.25% at October 31, 1996), payable monthly. Obligations due under the bank term loan are secured by investments in government securities totaling $133,335 at October 31, 1996. Such restricted investments are classified as other noncurrent assets.

  Future maturities of long-term debt are as follows:

                 1997            $    34,022
                 1998                 35,210
                 1999                 36,499
                 2000                 14,405

                                  $  120,136

  9.  Stock Options

  In 1990, the Company adopted a stock option plan (the "Stock Option Plan"). The Stock Option Plan authorizes the Board of Directors to grant up to 1,200,000 options to purchase common shares of the Company. No options will be granted to any individual director or employee which will, when exercised, exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of granting. The exercise price of any options granted under the Stock Option Plan is the fair market value at the date of grant. Activity under the Stock Option Plan for the three years ended October 31, 1996 was as follows:


                                 Number of shares       Option price per share

  Options outstanding at
  October 31, 1993                     258,710             $2.15-   $15.00
          Options granted              272,300              5.00-     7.85
          Options exercised            102,000              1.95-    12.10
          Options canceled              17,100              6.75-    15.00

  Options outstanding at
  October 31, 1994                     411,910              1.95-     6.25
          Options granted              418,200              2.50-     5.00
          Options exercised            294,200              3.75-     5.00
          Options canceled              45,360              5.00-     6.75

  Options outstanding at
  October 31, 1995                     490,550              2.50-     5.00
          Options granted              729,600              1.88-     4.19
          Options exercised             77,600              1.90-     2.88
          Options canceled              91,500              2.25-     6.25

  Options outstanding at
  October 31, 1996                   1,051,050             $1.88-   $ 5.00

  Effective December 29, 1995, employee options to purchase 87,100 shares of the Company's Common stock were repriced to the then current market price. The repricing was made because management believed that the higher priced options were no longer a motivating factor for key employees and officers. The options repriced are reflected in the cancellation and grant activity for 1996.

  The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  All options granted under the Stock Option Plan have up to 10 year terms and have vesting periods which range from 0 to 3 years from the grant date.
  Pro Forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996; applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date, which ranged from 5.2% to 5.6%; dividend yields of 0%; volatility factors of the expected market price of the company's common stock of between 0.8 and 0.9; and an expected life of the option of between 2 and 7 years.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company' employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The effects of applying SFAS No. 123 in computing the pro forma disclosures presented below are not indicative of future amounts as only options granted subsequent to October 31, 1995 have been included in the pro forma computations. The Company's pro forma information follows:
                                               1996
  Pro forma net loss                       $(443,104)
  Pro forma loss
     per share                             $   (0.09)

  A summary of the Company's stock option activity, and related information for the year's ended October 31, 1996 is as follows:

                                          1996
                               ________________________________
                               Number of        Weighted-Average
                               Shares           Exercise Price
  Outstanding -
  beginning of year             490,550              4.10
  Granted                       729,600              2.19
  Exercised                      77,600              2.69
  Canceled                       91,500              4.86

  Outstanding-
  end of year                 1,051,050              3.04

  Exerciseable at
  end of year                   623,300              3.67

  Weighted-average
  fair value of options
  granted during the
  year                                               2.18


  The weighted average remaining contractual life of options outstanding at October 31, 1996 is 5.37 years.

  10.  Income Taxes

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31 are as follows:

                                                1996            1995
  Deferred tax assets:
  Current:
       Allowance for doubtful accounts       $   32,370      $   24,200
       Provisions and accrued expenses           69,700               -
       Less: valuation allowance               (102,070)        (24,000)
  Total current                                       -               -

  Noncurrent:
       Capitalized software and
       intellectual property                    417,613         896,104
       Property and equipment                    19,927          20,741
       Net operating loss                     6,503,397       6,101,502
       Other                                          -          40,717
       Less: valuation allowance             (6,940,937)     (7,059,064)
  Total noncurrent                                    -               -
  Total deferred tax assets                  $        -      $        -

  The valuation allowance for deferred tax assets decreased by $40,057 during the year ended October 31, 1996.

  The reconciliation of income tax provision at the statutory United States federal income tax rates to income tax provision is:


                                     1996          1995          1994

  Income tax provision              $     48,489  $(1,269,713)  $(2,039,918)
  (benefit) at statutory rate
  Benefit of net operating loss
  not recognized                               -    1,331,851     2,039,918
  Other                                  (48,489)     (62,138)            -
                                    $          -  $         -   $         -

  At October 31, 1996, the Company has net operating loss carryforwards for federal income tax purposes of approximately $19.1 million which expire in 2006 through 2010. Utilization of net operating losses may be subject to annual limitations due to the ownership change limitation provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization. At October 31, 1996 the net operating losses carry forwards of the Company and its subsidiaries were not subject to any material annual limitation.

  11. Commitments

  The Company leases office space and computer equipment under noncancellable operating leases. Future minimum lease payments for the fiscal years ending October 31 are as follows:

                      1997           $     608,277
                      1998                 511,323
                      1999                  27,238
                                      $  1,146,838

  Total rent expense amounted to $498,631, $633,060, and $528,940 for 1996, 1995, and 1994, respectively.

  12. Benefit Plan

  Effective January 1, 1994, the Company implemented an Internal Revenue Code
  Section 401(k) Profit Sharing Plan for all employees of the Company. The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k). The Company may match employee contributions to a discretionary percentage of the employees contribution. The Company's matching funds are determined at the discretion of the Board of Directors and are subject to a seven year vesting schedule from the date of original employment. The Company made no matching contributions during the years ended October 31, 1996, 1995 and 1994.