Form 10-Q
period 1997-01-31
CANMAX INC /WY/
filed 1997-03-14
CIK 913659

United States
                 Securities and Exchange Commission
                       Washington, D.C.  20549


                              FORM 10-Q


  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 For the Period Ended January 31, 1997
                                 or

  [   ] Transition Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 For the Transition Period From
  _______________ to_______________

  Commission file number 0-22636


                             CANMAX INC.
  _______________________________________________________________________
           (Exact name of registrant as specified in its charter)


          Wyoming                                    75-2461665
 _______________________________                   ____________________
 (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

  150 W. Carpenter Freeway
      Irving, Texas                                     75039
 _______________________________                   ____________________
    (Address of principal                             (Zip Code)
     executive offices)
                                (972) 541-1600
       _________________________________________________________________
             (Registrant's telephone number, including area code)


                                Not applicable
   _______________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

   Common Stock,  No Par Value----5,012,869 shares as of February 28, 1997.

                             CANMAX INC.
                          AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets
                             (Unaudited)


                                            January 31      October 31
                                               1997            1996
  ASSETS

  Current Assets:
       Cash                             $   1,153,721     $     908,772
       Accounts receivable,
         net (Note B)                       2,145,692         2,027,288
       Inventory (Note C)                     179,312           388,800
       Prepaid expenses and other             200,680           202,513

  Total current assets                      3,679,405         3,527,373

  Property and equipment at cost
  less accumulated depreciation
  and amortization of $2,213,163
  in 1997 and $2,126,891 in 1996            1,244,527         1,411,567

  Capitalized software costs, net
  of accumulated amortization of
  $665,710 in 1997 and $607,857
  in 1996                                     459,146           516,999

  Intellectual property rights,
  net of accumulated amortization
  of $627,117 in 1997 and $620,173
  in 1996                                      43,056            50,000

  Other assets                                145,859           144,194

                                        $   5,571,993     $   5,650,133


  See accompanying notes.

                               CANMAX INC.
                            AND SUBSIDIARIES

             Condensed Consolidated Balance Sheets, continued
                              (Unaudited)


                                            January 31      October 31
                                               1997            1996
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:

      Accounts payable                    $  1,943,703    $  1,724,195
      Accrued liabilities                      511,402         778,521
      Deferred revenue                         268,794         558,122
      Current portion of lease obligation      129,720         128,282
      Current portion of long-term debt         34,408          34,022
      Advance from shareholder (Note E)         35,293          95,765

            Total current liabilities        2,923,320       3,318,907

 Lease obligations                             137,631         169,794
 Long-term debt                                 77,356          86,114

 Shareholders' equity;

      Common stock, no par value,
      44,169,100 shares authorized;
      5,012,869 shares issued and
      outstanding in 1997 and 1996          18,372,574      18,372,574

      Option to purchase common stock
      (Note D)                               4,861,659       4,861,659

      Accumulated deficit                  (20,800,547)    (21,158,915)

            Total shareholders' equity       2,433,686       2,075,318

                                         $   5,571,993   $   5,650,133

 See accompanying notes.

                                  CANMAX INC.
                               AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                 (Unaudited)



                                                  For the three months
                                                    ended January 31

                                                  1997             1996
 Revenues:

      Software licenses and product revenue    $    229,920    $  1,141,460
      Development                                 3,251,359       1,469,665
      Service agreements                            488,930         456,877

                                                  3,970,209       3,068,002
 Costs and expenses:

      Cost of software licenses and
        product revenue                             163,848         727,481
      Cost of development revenues                1,400,880         424,550
      Customer service                              504,215         471,460
      Product development                           262,908         187,801
      Selling and administration                  1,279,999       1,089,019

                                                  3,611,850       2,900,311

 Net income                                    $    358,359    $    167,691

 Net income per common and common
 equivalent share (Note F)                     $        .05    $        .03

 Weighted average common and common
 equivalent shares outstanding (Note F)           6,611,805       6,424,818

 See accompanying notes.

                                CANMAX INC.
                             AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)

                                                For the three months
                                                  ended January 31

                                                1997             1996
 Operating Activities

     Net income                            $     358,359     $    167,691

     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization           235,832          218,859
         Loss on disposal of assets                8,958                -
     Changes in operating assets and
     liabilities:
         Accounts receivable                    (118,404)         199,327
         Inventory                               209,488         (205,028)
         Prepaid expenses and other                1,833          (91,507)
         Accounts payable                        219,508         (310,684)
         Accrued liabilities                    (267,119)         (39,703)
         Deferred revenue                       (289,328)          (2,760)

     Net cash provided by (used in)
     operating activities                        359,127          (63,805)

 Investing activities:

     Purchase of property and equipment          (12,953)         (20,862)
     Capitalized software costs                        -         (128,874)
     (Increase) decrease in other assets          (1,665)          19,817

     Net cash used in investing activities       (14,618)        (129,919)

 Financing activities:

     Net proceeds from issuance of
     common stock                                      -              190
     Decrease in lease obligation                (30,725)         (27,131)
     Decrease in development obligation                -          (65,000)
     Repayment of shareholder advance            (60,472)               -
     Repayment on borrowing                       (8,372)               -

     Net cash used in financing activities       (99,569)         (91,941)

 Effect of exchange rate changes on cash               9           (1,226)

 Net increase (decrease) in cash                 244,949         (286,891)

 Cash at beginning of period                     908,772          477,364

 Cash at end of period                     $   1,153,721     $    190,473

 See accompanying notes.

                              CANMAX INC.
                           AND SUBSIDIARIES
         Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

  NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1997 are not necessarily indicative of the results that may be expected for the year ending October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended October 31, 1996. Certain amounts in the 1996 condensed consolidated statement of income have been reclassified to conform with the 1997 presentation.

  NOTE B - ACCOUNTS RECEIVABLE

  At January 31, 1997, accounts receivable included approximately $950,000 of work performed for which billings have not been presented to the customer or for which amounts are not contractually billable. The Company billed and collected approximately $550,000 of this amount in February, 1997. The remaining amount is scheduled to be billed and collected in March, 1997.

  NOTE C - INVENTORY

  Inventory consists primarily of computer hardware and purchased software.

  NOTE D - EDS AGREEMENT

  The Company signed agreements with Electronic Data Systems Corporation ("EDS") in April 1993 which were amended in October 1994. Under the terms of the amended agreements, EDS marketed the Company's software services and hardware technology to the retail petroleum marketplace exclusively, and the Company offered EDS the right to participate with its customers and prospective customers.

  In connection with the above agreements, EDS received an option to purchase up to 25% of the common stock of the Company calculated on a fully diluted basis at the time of exercise at an exercise price of not less than 75% of the market value of the common stock at the time of exercise, minus $4,861,659, which will be reduced by royalties or similar payments received by EDS from any licensing of the Company's product other than through EDS. The stock option is exercisable at EDS' option any time between April 22, 1994 and April 22, 1998.

  NOTE E - ADVANCES FROM SHAREHOLDERS

  During the first quarter of 1995, a director, W. Thomas Rinehart, advanced the Company $250,000. The advance was unsecured and had an interest rate of 10%. The principal balance is due on demand and is being repaid in weekly installments. Principal payments totaling $60,472 were made during the quarter ended January 31, 1997.

  NOTE F - NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

  Net income per common and common equivalent share is based upon the weighted average number of common shares outstanding, and when dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method) and the EDS Option (Note D).

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Revenue

  During the first quarter of 1997, the Company had revenues of $3,970,209, an increase of $902,207 or 29.4% over the first quarter of 1996.

  Software licenses and product revenue for the first quarter of 1997 was $229,920, a decrease of $911,540 or 80.0% from the first quarter of 1996. The decrease is primarily due to the decline in sales of software and hardware components to The Southland Corporation (SLC) under their contract with the Company. The delivery of these items to SLC under their contract with the Company commenced during 1995 and concluded during the first quarter of 1996.

  Development revenue for the first quarter of 1997 was $3,251,359, an increase of $1,781,694 or 121.2% over the first quarter of 1996. Development revenue from the base contract with SLC continued to decline from approximately $411,000 during the first quarter of 1996 to approximately $185,000 during the same period in 1997, in accordance with the terms of the contract. Additionally, during the first quarter of 1996, the Company recognized development revenue of approximately $900,000 for work associated with a contract between the Company and NCR Corporation (NCR) to develop a preliminary (non scanning) point of sale software application in UNIX for SLC. This project was completed in July 1996. These reductions in development revenue were more than offset by additional development revenues of approximately $3,058,500 for work performed under an agreement with NCR and SLC to develop a scanning point of sale application for SLC and other associated inventory, merchandising and back office functions, running in a Windows NT environment.

  Service agreements revenue for the first quarter of 1997 was $488,930, an increase of $32,053 or 7.0% over the first quarter of 1996. This improvement results from an increase in revenue from the 24 hour/7 day a week help desk services of 23%, reflecting an increase in the number of sites supported from approximately 5,300 as of January 31, 1996 to approximately 5,900 as of January 31, 1997. This increase was offset by a decline in the installation and site survey revenues reflecting a lower number of new installations of the Company's proprietary software.

  Gross Margin

  Gross margin as a percentage of software licenses and product revenue and development revenue was 55.1% for the first quarter of 1997 compared with 55.9% for the same period in 1996.

  Gross margin on software sales was 48.9% for the first quarter of 1997 compared with 81.3% for the same period in 1996. The decline is due to reduced levels of sales of the Company's high margin proprietary software, C-Serve.

  Gross margin for development revenue for the first quarter of 1997 was 56.9% compared with 71.1% for the same period in 1996. This decrease is due to lower planned profit margins on the current NCR and SLC development project, the scanning point of sale application with associated inventory, merchandising and back office functions which operates in a Windows NT environment, as compared to the development project in progress in 1996, the preliminary (non scanning) point of sale software application in UNIX. The lower planned profit margin is a result of the need to employ a significant number of highly skilled contractors to complete certain phases of the NCR/SLC Windows NT based project throughout the life of the project including the first quarter of 1997. No such requirements were necessary or incurred during the first quarter of 1996.

  Expenses

  Customer service costs for the first quarter of 1997 increased 7.0% compared with the same period in 1996. This increase in costs is consistent with the increased revenues generated from the additional number of sites supported.

  Product development costs increased from $187,801 in the first quarter of 1996 to $262,908 for the first quarter of 1997. This 40.0% increase is due to the Company capitalizing $128,874 of software development costs relating to a new credit card processing network it had developed during the quarter ended January 31, 1996. No such costs were capitalized during the first quarter of 1997.

  Selling and administrative expenses increased 17.5% for the first quarter of 1997 compared with the first quarter of 1996, predominately as a result of the establishment of a business development unit responsible for identifying new business opportunities and project management as well as amounts accrued in the first quarter of 1997 for performance based compensation which were not accrued during the first quarter of 1996.

  As a result of the foregoing, the Company earned net income of $358,359, or $0.05 cents per share for the first quarter of 1997 as compared with net income of $167,691 or $0.03 cents per share for the first quarter of 1996.

  Liquidity and Capital Resources

  At January 31, 1997, the Company had net working capital of $756,085. During the quarter ended January 31, 1997, cash flow generated from operating activities was $359,127, an improvement of $422,932 over the three months ended January 31, 1996. To maintain liquidity during fiscal 1997, the Company must increase revenue volume through the successful completion of on-going development contracts with customers, the introduction of new products to the marketplace, and increasing the market share for existing products and services.

  The Company continues to utilize the majority of its development resources to complete the NCR/SLC Windows NT based project currently in progress. This project was originally scheduled to be completed by April 30, 1997. However, due to external factors and changes in requirements outside the control of the Company, the anticipated completion date for the Company's development activities is now May 31, 1997, with some testing and implementation to extend through August 1997. Modifications to project requirements will increase total project revenues from $9.5 million to $9.9 million. These modifications will have little impact on gross margins. Through January 31, 1997, approximately $7 million in revenues have been recognized under this contract. The Company currently has several projects under negotiation that are expected to absorb existing development resources at the completion of the NCR/SLC project and generate additional development revenues.

  The Company continues to develop a version of its C-Serve software that runs under the Microsoft Windows family of operating systems. This product is expected to be completed in the summer of 1997. The new product is being developed in conjunction with the NCR/SLC project noted above and is expected to include state of the art technology and best industry practices for the management of retail gas stations and convenience stores. Completion of the new product is dependent, among other things, on the successful and timely conclusion of key components of the development project currently in process for NCR/SLC.

  To complete development of the next generation Windows based product, the Company will need to perform additional development effort that is not funded by work currently being performed for SLC. Costs necessary to perform the additional development, to bring the new product to market and to provide for infrastructure improvements are estimated to range from $1.5 - $2.0 million. The Company has increased its sales and marketing efforts in order to generate market interest in existing systems as well as new products under development.

  The Company believes that it may be necessary to raise additional capital to complete development of its next generation product within the critical window of opportunity and to provide vital marketing and other support services. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities or obtain lines of credit, delay new product development or restructure operations to reduce costs. No financing arrangements to support this development project have been entered into by the Company at this time and there can be no assurances that such arrangements will be available in the future.

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

  PART II - Other Information

  Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the quarter ended January 31, 1997.

  Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits

  11.01   Statement re: Computation of earnings per share
  27      Financial Data Schedule

  (b)  Reports on Form 8-K

  No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended January 31, 1997.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Canmax Inc.
                                          (Registrant)


  DATE:  March 14, 1997           /s/  PHILIP M. PARSONS
                                  ________________________________
                                  Philip M. Parsons
                                  Chief Financial Officer
                                  and Authorized Signatory




  DATE:  March 14, 1997           /s/  ROGER D. BRYANT
                                  _______________________________
                                  Roger D. Bryant
                                  President & CEO