Form 10-Q
period 1997-04-30
CANMAX INC /WY/
filed 1997-06-16
CIK 913659

United States
                  Securities and Exchange Commission
                       Washington, D.C.  20549

                              FORM 10-Q

  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended April 30, 1997
                                  or
  [    ] Transition Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 For the Transition Period From _______________ to_______________

  Commission file number 0-22636

                             CANMAX INC.
  ______________________________________________________________________

        (Exact name of registrant as specified in its charter)

            Wyoming                                 75-2461665
  __________________________________       _______________________________
  (State or other jurisdiction of               (I.R.S. Employer
   incorporation or organization)                Identification No.)

        150 W. Carpenter Freeway
             Irving, Texas                             75039
     __________________________________    _______________________________
  (Address of principal executive offices)           (Zip Code)

                            (972) 541-1600
  ______________________________________________________________________
           (Registrant's telephone number, including area code)

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

  Common Stock,  No Par Value----6,611,005 shares as of June 10, 1997.

                                CANMAX INC.
                             AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets
                                (Unaudited)


                                      April 30         October 31
                                        1997              1996
  ASSETS
  Current Assets:

     Cash                        $      71,573     $      908,772
     Accounts receivable, net
     (Note B)                        2,726,096          2,027,288
     Inventory (Note C)                 50,582            388,800
     Prepaid expenses and other        151,715            202,513

  Total current assets               2,999,966          3,527,373

  Property and equipment at cost
  less accumulated depreciation
  and amortization of $2,386,244
  in 1997 and $2,126,891 in 1996     1,094,989          1,411,567

  Capitalized software costs,
  net of accumulated amortization
  of $723,564 in 1997 and
  $607,857 in 1996                     401,292            516,999

  Intellectual property rights,
  net of accumulated amortization
  of $631,284 in 1997 and
  $620,173 in 1996                      38,889             50,000

  Other assets                         134,329            144,194

                                 $   4,669,465     $    5,650,133

  See accompanying notes.

                                CANMAX INC.
                             AND SUBSIDIARIES

               Condensed Consolidated Balance Sheets, continued
                                (Unaudited)


                                                April 30        October 31
                                                  1997             1996

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:

      Accounts payable                      $      827,203  $    1,724,195
      Accrued liabilities                          496,566         778,521
      Deferred revenue                             271,871         558,122
      Current portion of lease obligation          132,839         128,282
      Current portion of long-term debt             34,703          34,022
      Advance from shareholder (Note E)                  -          95,765

            Total current liabilities            1,763,182       3,318,907

  Lease obligations                                103,060         169,794
  Long - term debt                                  68,600          86,114

  Shareholders' equity;

      Common stock, no par value,
      44,169,100 shares authorized;
      6,611,005 and 5,012,869 shares
      issued and outstanding in 1997
      and 1996, respectively                    23,234,233      18,372,574

      Option to purchase common stock
      (Note D)                                           -       4,861,659

      Accumulated deficit                      (20,499,610)    (21,158,915)

            Total shareholders' equity           2,734,623       2,075,318

                                            $    4,669,465  $    5,650,133

  See accompanying notes.

                                CANMAX INC.
                             AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations
                                (Unaudited)



                                      For the three months             For the six months
                                           ended April 30                ended April 30


                                      1997          1996               1997           1996
  Revenues:

    Software licenses and
      product revenue            $   424,841    $   283,363        $   654,761     $ 1,424,823
    Development                    2,830,489      1,222,912          6,081,848       2,692,577
    Service agreements               508,635        584,611            997,565       1,041,488

                                   3,763,965      2,090,886          7,734,174       5,158,888
  Costs and expenses:

    Costs  of  software
      licenses and product
      revenue                        194,798        378,929            358,646       1,106,411
    Cost  of development
      revenues                     1,442,279        508,515          2,843,159         933,064
    Customer service                 525,445        558,280          1,029,660       1,029,740
    Product development               35,984        317,196            298,892         504,997
    Selling and administration     1,264,552      1,049,805          2,544,551       2,138,824

                                   3,463,058      2,812,725          7,074,908       5,713,036

  Net income (loss)              $   300,907    $  (721,839)       $   659,266     $  (554,148)

  Net income (loss) per common
  and common equivalent share    $       .05    $     (0.15)       $       .10     $     (0.11)

  Weighted average  common and
  common equivalent shares
  outstanding                      6,625,486      4,970,674          6,618,348       4,952,824

  See accompanying notes.

                                CANMAX INC.
                             AND SUBSIDIARIES

              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)
                                                 For the six months
                                                  ended April 30

                                              1997                1996
  Operating activities:
  Net income (loss)                    $      659,266       $     (554,148)

  Adjustments to reconcile net
  income (loss) to net cash used
  in operating activities:
       Depreciation and amortization          470,935              441,077
       Loss on disposal of assets               8,958                    -
       Writedown of inventory                       -              217,623
       Writedown of investment                      -               18,675
  Changes in assets and liabilities:
       Accounts receivable                   (698,808)            (134,636)
       Inventory                              338,218              (74,748)
       Prepaid expenses and other              50,798             (110,355)
       Accounts payable                      (896,992)            (261,889)
       Accrued liabilities                   (281,955)              39,733
       Deferred revenue                      (286,251)             219,315

  Net cash used in operating
  activities                                 (635,831)            (199,353)

  Investing activities:
     Purchase of property and
       equipment                              (36,496)             (31,226)
     Capitalized software costs                     -             (128,874)
     Decrease in other assets                   9,865               19,817

     Net cash used in investing
     activities                               (26,631)            (140,283)

  Financing activities:

     Net proceeds from issuance of
       common stock                                 -              208,940
     Decrease in  lease obligation            (62,178)             (55,963)
     Decrease in development obligation             -              (65,000)
     Repayment of shareholder advance         (95,765)             (16,154)
     Repayment on borrowing                   (16,833)                   -

     Net cash (used in) provided by
     financing activities                    (174,776)              71,823

  Effect of exchange rate changes on
  cash                                             39               (2,409)

  Net decrease in cash                       (837,199)            (270,222)

  Cash at beginning of period                 908,772              477,364

  Cash at end of period                $       71,573       $      207,142

  See accompanying notes.

                                CANMAX INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)



  NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period and six month period ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended October 31, 1996. Certain amounts in the 1996 condensed consolidated statement of operations have been reclassified to conform with the 1997 presentation.

  NOTE B - ACCOUNTS RECEIVABLE

  At April 30, 1997, accounts receivable included approximately $1,800,000 of work performed for which billings have not been presented to the customer or for which amounts are not contractually billable. The Company billed and collected approximately $500,000 of this amount in May, 1997. Approximately $960,000 was billed and is scheduled to be collected in June, 1997. The remaining amounts are scheduled to be billed and collected in July, 1997.

  NOTE C - INVENTORY

  Inventory consists primarily of computer hardware and purchased software.

  NOTE D - EDS AGREEMENTS AND TRANSACTION

  The company signed agreements with Electronic Data Systems Corporation ("EDS") in April 1993 which were amended in October 1994. Under the terms of the amended agreements, EDS marketed the Company's software, services and hardware technology to the retail petroleum marketplace exclusively, and the Company offered EDS the right to participate with its customers and prospective customers and to acquire up to 25% of the Company's common stock calculated on a fully diluted basis at the time of exercise, at an exercise price of not less than 75% of the market value of the common stock at the time of exercise, minus $4,861,659, which would be reduced by royalties or similar payments received by EDS from any licensing of the Company's product other than through EDS.

  On April 29, 1997, EDS exercised its option to acquire up to 25% of the Company's common stock, resulting in the Company issuing an additional 1,598,136 shares. The Company accounted for this transaction by reclassifying the amount associated with the option to common stock. EDS then immediately sold its total interest in the Company, representing 1,863,364 shares, in a private transaction to two Texas-based institutional investors. In conjunction with this transaction, the Company entered into registration rights agreements with the two institutional investors.

  Additionally, EDS and the Company agreed to amend a license and grant of rights agreement which specifies rights and obligations of both parties as to 788 of the Company's site licenses currently owned by EDS, and to terminate all formal agreements including the aforementioned stock option agreement, as well as their joint marketing and other supporting business agreements.

  NOTE E - ADVANCES FROM SHAREHOLDERS

  During the first quarter of 1995, a director, W. Thomas Rinehart, advanced the Company $250,000. The advance was unsecured and had an interest rate of 10%. The principal balance was due on demand and was being repaid in weekly installments. Principal payments of $35,293 and $ 95,765 were repaid during the quarter ended and six month period ended April 30, 1997, respectively.

  NOTE F - NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

  Net income (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding, and when dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method) and the EDS Option (Note D).

  NOTE G - NEW ACCOUNTING STANDARD

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by a
  simpler  calculation  called  "basic"  earnings  per  share.    This
  calculation will exclude all common stock equivalents and other dilutive securities (i.e. options, warrants and convertible instruments). Under the new requirements, "diluted" earnings per share will replace the existing fully diluted earnings per share calculation. The new diluted earnings per share will include the effect of all dilutive instruments if they meet certain requirements. Under the new standards, earnings (loss) per share would be as follows:

                        For the three months       For the six months
                           ended April 30            ended April 30
                       1997           1996        1997           1996

        Basic         $  .06        $ (.15)      $  .13       $  (.11)
        Diluted       $  .05        $ (.15)      $  .10       $  (.11)

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Revenue

  During the second quarter of 1997, the Company had revenues of $3,763,965, an increase of $1,673,079 or 80.0% over the second quarter of 1996. During the second quarter of 1997, The Southland Corporation
  (SLC) and NCR Corporation (NCR) accounted for approximately 94% of the Company's total revenue as compared with approximately 72% for the comparable period of 1996. For the six months ended April 30, 1997 the Company had revenues of $7,734,174, an increase of $2,575,286 or 49.9% over the comparable period in 1996. For the six months ended April 30, 1997, SLC and NCR accounted for approximately 94% of the Company's total revenue as compared to approximately 77% for the comparable period of 1996. The improvement in revenue is a result of significant development services provided under current contracts with NCR and SLC during the quarter ended and six months ended April 30, 1997. This increase in development revenues in the six month period ended April 30, 1997 was partially offset by a reduction in hardware and software sales as the Company completed delivery of these components to SLC during the first quarter of 1996.

  Software licenses and product revenue for the second quarter of 1997 was $424,841, an increase of $141,478 or 49.9% over the second quarter of 1996. The increase is due to software and hardware sales to SLC offset by a decrease in revenue from the sale of hardware components to other customers. Software licenses and product revenue increased 84.8% from the first quarter of 1997 primarily due to additional software and hardware sales to SLC.

  For the six months ended April 30, 1997 the Company had software licenses and product revenue of $654,761, a decrease of 54.1% over the comparable period in 1996. The decrease is primarily due to the decline in sales of hardware components to other customers and a decrease in software and hardware sales to SLC. The delivery of these items to SLC for one phase of a UNIX store upgrade commenced during 1995 and concluded during the first quarter of 1996. These decreases were partially offset by software and hardware sales to SLC during the six months ended April 30, 1997 for planned implementation by SLC of a Windows NT solution later in calendar year 1997.

  Development revenue for the second quarter of 1997 was $2,830,489, an increase of $1,607,577 or 131.5% over the second quarter of 1996. Development revenue from the base contract with SLC continued to decline from approximately $353,000 during the second quarter of 1996 to approximately $242,000 during the same period in 1997, in accordance with the terms of the contract. Additionally, during the second quarter of 1996, the Company recognized development revenue of approximately $669,000 for work associated with a contract between the Company and NCR to develop a preliminary (non scanning) point of sale software application in UNIX for SLC. This project was completed in July 1996. These reductions in development revenue were more than offset by additional development revenues of approximately $2,578,000 for work performed under an agreement with NCR and SLC to develop a scanning point of sale application for SLC and other associated inventory, merchandising and back office functions, running in a Windows NT environment.

  Current projects under the existing agreement with NCR and SLC are expected to conclude during the third quarter of 1997. The Company is currently negotiating additional contracts with NCR and SLC to provide development services. Development revenue declined 12.9% from the first quarter of 1997 due to a decline in revenue from the work associated with the current agreement between NCR and SLC as the project nears completion.

  For the six months ended April 30, 1997 the Company had development revenue of $6,081,848, an increase of $3,389,271 or 125.9% over the comparable period in 1996. The increase is due to the factors noted above.

  Service agreements revenue for the second quarter of 1997 was $508,635, a decrease of $75,976 or 13.0% over the second quarter of 1996. This decrease resulted from a decline in the installation, training and site survey revenues reflecting a lower number of new installations of the Company's proprietary software accompanied by a decrease in calls received by the 24 hour / 7 day a week help desk, which caused a decline in revenues due to the structure of the support contract with SLC.

  For the six months ended April 30, 1997, the Company recorded service agreement revenue of $997,565, a decrease of $43,923 or 4.2% over the comparable period in 1996. This decrease results from the factors noted above and is offset by an increase in revenue from the help desk due to an increased number of sites supported from approximately 5,800 at April 30, 1996 to 5,900 at April 30, 1997.

  Gross Margin

  Gross margin, as a percentage of software licenses and product revenue was 54.2% for the second quarter of 1997 compared with 43.1% for the same period in 1996, prior to 1996 inventory writedowns of $217,623. For the six months ended April 30, 1997, gross margin, as a percentage of software licenses and product revenue was 45.2%, as compared with 37.6% for the same period in 1996, prior to 1996 inventory writedowns of $217,623. The net increase in gross margin is due to the following.

  Gross margin on software sales was 54.1% for the second quarter of 1997 compared with 60.7% for the same period in 1996, excluding inventory writedowns. The decline is due to increased sales of lower margin purchased software during the reporting period. Gross margin on hardware sales was 54.3% for the second quarter of 1997 compared with 41.3% for the second quarter of 1996, excluding inventory writedowns. The increase in margin resulted from a change in the mix of hardware components sold. Compared to the second quarter of 1996, sales of higher margin third party components increased while sales of a lower margin product manufactured by the Company decreased in line with customer orders. Included in cost of revenues for software licenses and product revenue for the second quarter of 1996 is a one time writedown of $105,763 for software inventory that the Company determined was necessary due to the limited likelihood of future sales of that item. Further, also included in cost of revenues for software licenses and product revenue for the second quarter of 1996 is a one time writedown of inventory to net realizable value of $111,860 that the Company determined was required. These charges totaling $217,623 resulted in the negative margin on software licenses and product revenue in the second quarter of 1996.

  For the six months ended April 30, 1997 the gross margin on software sales was 52.5% compared with 78.2% for the same period in 1996, excluding inventory writedowns. The decline is due to increased sales of lower margin purchased software during the reporting period. For the six months ended April 30, 1997 the gross margin on hardware sales was 46.2% compared with 31.9% for the same period in 1996, excluding inventory writedowns. As noted above, mix changes in products sold, driven by customer orders, accounted for the increase and further, as previously discussed, gross margins on software licenses and product revenue were negatively impacted by the $217,623 writedown recorded in the second quarter of 1996.

  Gross margin for development for the second quarter of 1997 was 49.0% compared with 58.4% for the same period in 1996. For the six months ended April 30, 1997 gross margin on development was 53.3% compared with 65.4% for the same period in 1996. These decreases are due to lower planned profit margins on the current NCR and SLC development project, the scanning point of sale application with associated inventory, merchandising and back office functions which operates in a Windows NT environment, as compared to the development project in progress in 1996, the preliminary (non scanning) point of sale software application in UNIX. The lower planned profit margin is a result of the need to employ a significant number of highly skilled contractors to complete certain phases of the NCR/SLC Windows NT based project throughout the life of the project including the first and second quarter of 1997. No such requirements were necessary or incurred during the first quarter of 1996. Additionally, gross margin on development for the second quarter of 1997 was 49.0% as compared to 57.0% for the first quarter of 1997. Second quarter 1997 results reflect changes in project cost estimates related to the NCR/SLC project.

  Expenses

  Customer service costs for the second quarter of 1997 decreased 5.9% compared with the same period in 1996. The decline in costs is due to lower operating costs for the service arising from increased efficiencies and lower overall expenditure levels. For the six months ended April 30, 1997, customer service costs remained unchanged compared with the same period in 1996. This was due to efficiencies and lower overall expenditure levels as noted above offset by costs associated with servicing an increased number of sites from approximately 5,800 at April 30, 1996 to approximately 5,900 at April 30, 1997.

  Product development costs declined from $317,196 for the second quarter of 1996 to $35,984 for the second quarter of 1997, a decrease of 88.7%. The reduction is due to a significant increase in funded development projects which resulted in development expenditures being included in cost of revenues. Product development costs declined $226,924 or 86.3% from first quarter 1997 due to increased allocation of the Company's development resources to funded development projects scheduled to be completed during the third quarter of 1997. This resulted in development expenditures being included in cost of revenues.

  For the six months ended April 30, 1997 product development costs declined from $504,997 for the same period in 1996 to $298,892, a reduction of 40.8%. The reduction is due to the reasons noted above offset by capitalization of software development costs amounting to $128,874 relating to a new credit card processing network interface the company developed during the first quarter of 1996.

  Selling and administrative expenses increased 20.5% for the second quarter of 1997 compared with the second quarter of 1996 and increased 19.0% for the six months ended April 30, 1997 compared with the same period in 1996. These increases are predominantly as a result of the establishment of a business development unit, responsible for identifying new business opportunities and project management as well as timing of annual shareholders' meeting expenses, increased expenditures for investor relations in the second quarter of 1997, and amounts accrued in 1997 for performance based compensation which were not accrued during 1996.

  For the second quarter of 1997 and the six month period ended April 30, 1997, the Company recorded no tax provision as net operating loss carryforwards of approximately $19.1 million would offset any liability related to fiscal year 1997.

  As a result of the foregoing, the Company earned net income of $300,907, or $0.05 per share for the second quarter of 1997, as compared to a net loss of $721,839 or ($0.15) per share for the second quarter of 1996.

  For the six months ended April 30, 1997, the Company earned net income of $659,266 or $0.10 per share, as compared to a net loss of $554,148, or ($0.11) per share for the comparable period in 1996.

  EDS Option Exercise

  On April 29, 1997, EDS exercised its option to acquire up to 25% of the Company's common stock, resulting in the Company issuing an additional 1,598,136 shares. The Company accounted for this transaction by reclassifying the amount associated with the option to common stock. EDS then immediately sold its total interest in the Company, representing 1,863,364 shares, in a private transaction to two Texas-based institutional investors. In conjunction with this transaction, the Company entered into registration rights agreements with the two institutional investors.

  Additionally, EDS and the Company agreed to amend a license and grant of rights agreement which specifies rights and obligations of both parties as to 788 of the Company's site licenses currently owned by EDS, and to terminate all formal agreements including the aforementioned stock option agreement, as well as their joint marketing and other supporting business agreements.

  The Company believes the transaction is beneficial as marketing efforts of the Company's retail petroleum store systems can be directed toward a much larger customer base and the Company's marketing efforts will be more focused on its target market. Additionally, the Company believes the EDS exit will facilitate the Company's future growth strategies as the dilutive effect of the EDS option has been eliminated.

  Liquidity and Sources of Capital

  At April 30, 1997, the Company has net working capital of $1,236,784. During the six months ended April 30, 1997, the Company used cash in operating activities of $635,831. This use of cash is primarily as a result of decreased collections due to timing of contractual billings to customers on development projects and timing of payments to vendors offset by sales of software and hardware inventory on hand at fiscal year end 1996 during the first and second quarter of 1997. To maintain liquidity during fiscal 1997, the Company must increase revenue volume through the successful completion of on-going development contracts with customers, the introduction of new products to the marketplace, increasing the market share for existing products and services, and negotiating new development contracts with customers.

  The Company continues to utilize the majority of its development resources to complete the NCR/SLC Windows NT based project currently in progress. This project was originally scheduled to be completed by April 30, 1997. However, due to external factors and changes in project schedules and requirements outside the control of the Company, the completion date for the Company's development activities was extended to May 31, 1997, with some testing and implementation to extend through August 1997. Modifications to project requirements will increase total project revenues from $9.5 million to $10.3 million. These modifications will have little impact on gross margins. Through April 30, 1997, approximately $9.5 million in revenues have been recognized under this contract. The Company currently has several projects under negotiation that are expected to absorb existing development resources at the completion of the NCR/SLC project and generate additional development revenues.

  The Company continues to develop a version of its C-Serve software that runs under the Microsoft Windows family of operating systems. This product is expected to be completed in the fourth quarter of 1997. The new product is being developed in conjunction with the
  NCR/SLC project noted above and is expected to include state of the art technology and best industry practices for the management of retail gas stations and convenience stores. Completion of the new product is dependent, among other things, on the successful and timely conclusion of key components of the development project currently in process for NCR/SLC.

  To complete development of the next generation Windows based product, the Company will need to perform additional development effort that is not funded by work currently being performed for SLC. Costs necessary to perform the additional development, to bring the new product to market and to provide for infrastructure improvements are estimated to range from $1.5 million to $2.0 million. The Company has increased its sales and marketing efforts in order to generate market interest in existing systems as well as new products under development.

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

  The Company is reviewing an acquisition strategy within its current industry and other vertical markets. From time to time the Company will review acquisition candidates with products, technologies or other services that could enhance the Company's product offerings or services. To date, the Company has not reached any agreements with respect to any future acquisitions. Any material acquisitions could result in the Company issuing or selling additional debt or equity securities, obtaining additional debt or other lines of credit and may result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

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

  Part II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders

  At the Company's Annual Meeting of Stockholders held on April 21, 1997, the following proposals were adopted by the margin indicated.

  1.  To elect  a board  of Directors  to  hold office  until the  next
  annual meeting of stockholders or until their  respective   successors
  are duly elected and qualified.

                                       Number of Shares
                              Vote For               Withheld

  R. D. Bryant                4,387,243                138,713
  D. L. Burgess               4,387,067                138,889
  N. DeMare                   4,387,367                138,589
  R. M. Fidler                4,387,503                138,453
  P.M. Parsons                4,387,203                138,753
  W. T. Rinehart              4,387,403                138,553
  C. W. Robertson             4,387,503                138,453

  2. To ratify the appointment of the accounting firm Ernst & Young LLP as independent auditors for the Company for the current fiscal year.

                                      Number of Shares
                         Vote For          Vote Against           Abstained
                        4,558,318              7,975                8,639

  Item 6. Exhibits and Reports on Form 8 - K

  (a) Exhibits

    4.01    Registration Rights Agreement - Dodge Jones Foundation
    4.02    Registration Rights Agreement - Founders Equity Group, Inc.
   11.01    Statement re: Computation of earnings per share
   27       Financial Data Schedule

  (b) Reports on Form 8 - K

  The Company did not file a report on Form 8 - K during the three months ended April 30, 1997. However, on May 5, 1997, the registrant filed a report on Form 8-K, regarding termination of all formal agreements with EDS effective April 29, 1997 and EDS's exercise of its stock option and subsequent sale of its interest in the Company.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Canmax Inc.
                                       (Registrant)



  DATE:   June 13, 1997          /s/   Roger D. Bryant
                                 _____________________________
                                 Roger D. Bryant
                                 President & CEO




  DATE:   June 13, 1997          /s/   Philip M. Parsons
                                 _____________________________
                                 Philip M. Parsons
                                 Chief Financial Officer
                                 and Authorized Signatory