Form 10-Q
period 1997-07-31
CANMAX INC /WY/
filed 1997-09-15
CIK 913659

United States
                  Securities and Exchange Commission
                       Washington, D.C.  20549

                              FORM 10-Q

  [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended July 31, 1997
                                  or
  [    ] Transition Report Pursuant to Section 13 or 15(d) of the
  Securities Exchange Act of 1934 For the Transition Period From _______________ to_______________

  Commission file number 0-22636

                             CANMAX INC.
  ______________________________________________________________________
         (Exact name of registrant as specified in its charter)

            Wyoming                               75-2461665
  __________________________________     _______________________________
  (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

        150 W. Carpenter Freeway
        Irving, Texas                                 75039
  ________________________________________ _____________________________
  (Address of principal executive offices)          (Zip Code)

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

  Common Stock,  No Par Value----6,611,005 shares as of September 12,
  1997.

                                CANMAX INC.
                             AND SUBSIDIARIES

                   Condensed Consolidated Balance Sheets
                                (Unaudited)


                                              July 31         October 31
                                                1997             1996
  ASSETS

  Current Assets:

     Cash                                 $      778,031    $      908,772
     Accounts receivable, net (Note B)           575,496         2,027,288
     Inventory (Note C)                           42,860           388,800
     Prepaid expenses and other                  153,427           202,513

  Total current assets                         1,549,814         3,527,373

  Property and equipment at cost less
  accumulated depreciation and
  amortization of $2,556,600 in 1997
  and $2,126,891 in 1996                       1,124,587         1,411,567

  Capitalized software costs, net of
  accumulated amortization of $781,418
  in 1997 and $607,857 in 1996                   343,438           516,999

  Intellectual property rights, net of
  accumulated amortization of $635,451
  in 1997 and $620,173 in 1996                    34,722            50,000

  Other assets (Note D)                          380,845           144,194

                                          $    3,433,406    $    5,650,133

  See accompanying notes.

                                CANMAX INC.
                             AND SUBSIDIARIES

             Condensed Consolidated Balance Sheets, continued
                                (Unaudited)

                                               July 31         October 31
                                                1997              1996
LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:

      Accounts payable                    $      687,015     $    1,724,195
      Accrued liabilities                        786,849            778,521
      Deferred revenue                           268,046            558,122
      Current portion of lease obligation        174,495            128,282
      Current portion of long-term debt           34,889             34,022
      Advance from shareholder (Note E)                -             95,765

            Total current liabilities          1,951,294          3,318,907

  Lease obligations                              158,182            169,794
  Long - term debt                                59,920             86,114

  Shareholders' equity;

      Common stock, no par value,
      44,169,100 shares authorized;
      6,611,005 and 5,012,869 shares
      issued and outstanding in 1997
      and 1996, respectively                  23,234,233         18,372,574

      Option to purchase common stock
      (Note F)                                         -          4,861,659

      Accumulated deficit                    (21,970,223)       (21,158,915)

            Total shareholders' equity         1,264,010          2,075,318

                                          $    3,433,406     $    5,650,133

  See accompanying notes.

                                CANMAX INC.
                             AND SUBSIDIARIES

              Condensed Consolidated Statements of Operations
                                (Unaudited)

                                      For the three months               For the nine months
                                         ended July 31                      ended July 31


                                       1997              1996               1997            1996
  Revenues:

    Software licenses and
    product revenue               $    214,006      $   353,440          $   868,767     $ 1,778,263
    Development                        603,731        2,218,962            6,685,579       4,911,539
    Service agreements                 536,709          844,342            1,534,274       1,885,830

                                     1,354,446        3,416,744            9,088,620       8,575,632

  Costs and expenses:

    Costs of software licenses
    and product revenue                224,714          211,600              699,067       1,417,610
    Cost  of development revenues      917,168          828,555            3,908,941       1,844,931
    Customer service                   599,189          603,998            1,753,982       1,734,445
    Product development                152,425          447,403              466,940         997,490
    General and administrative         747,115          864,786            2,625,586       2,425,178
    Sales and marketing                178,519          106,933              432,272         338,025
    Interest and financing               6,010            8,443               13,260          27,075
                                     2,825,140        3,071,718            9,900,048       8,784,754

  Net income (loss)                 (1,470,694)         345,026             (811,428)       (209,122)

  Net income (loss) per common
  and common equivalent share     $       (.22)     $       .05          $      (.15)    $      (.04)

  Weighted average  common and
  common equivalent shares
  outstanding                        6,611,005        6,346,115            5,563,143       4,972,985

  See accompanying notes.

                                CANMAX INC.
                             AND SUBSIDIARIES
              Condensed Consolidated Statements of Cash Flows
                                (Unaudited)

                                                  For the nine months
                                                     ended July 31
                                                 1997             1996
  Operating activities:

  Net loss                                   $   (811,428)    $   (209,122)

  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
       Depreciation and amortization              703,476          656,458
       Loss on disposal of assets                   8,793            9,452
       Writedown of inventory                           -          217,623
       Writedown of investment                          -           43,675
  Changes in assets and liabilities:
       Accounts receivable                      1,451,792          612,154
       Inventory                                  345,940          (79,325)
       Prepaid expenses and other                  49,086          (89,932)
       Accounts payable                        (1,037,180)        (182,320)
       Accrued liabilities                          8,328          114,007
       Deferred revenue                          (290,076)        (132,040)

  Net cash provided by operating activities       428,731          960,630

  Investing activities:

     Purchase of property and equipment          (103,294)        (203,426)
     Capitalized software costs                         -         (128,874)
     Increase in other assets                    (236,651)         (54,251)

     Net cash used in investing activities       (339,945)        (386,551)

  Financing activities:

     Net proceeds from issuance of
     common stock                                       -          208,940
     Decrease in lease obligation                 (98,556)         (18,540)
     Decrease in development obligation                 -          (65,000)
     Repayment of shareholder advance             (95,765)         (69,519)
     Proceeds from borrowing                            -           63,157
     Repayment on borrowing                       (25,327)               -

     Net cash (used in) provided by financing
     activities                                  (219,648)         119,038

  Effect of exchange rate changes on cash             121            3,962

  Net (decrease) increase in cash                (130,741)         697,079

  Cash at beginning of period                     908,772          477,364

  Cash at end of period                      $    778,031     $  1,174,443

  See accompanying notes.

                                CANMAX INC.
                             AND SUBSIDIARIES

           Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

  NOTE A - BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period and nine month period ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ended October 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended October 31, 1996. Certain amounts in the 1996 condensed consolidated statement of operations have been reclassified to conform with the 1997 presentation.

  NOTE B - ACCOUNTS RECEIVABLE AND DEVELOPMENT PROJECT REVENUE
  RECOGNITION

  At July 31, 1997, accounts receivable included approximately $226,000 of work performed for which billings have not been presented to the customer or for which amounts are not contractually billable. Approximately $130,000 of this amount was billed in August, 1997 and collected in September, 1997. The remaining amounts are scheduled to be billed and collected in September, 1997.

  During the third quarter of 1997, the Company undertook a significant work effort to support the expanded testing of the NCR Corporation /
  The Southland Corporation (SLC) project for an interim period up to pilot implementation which is now scheduled for September 15, 1997.
  This expanded work effort was out of the scope of the original contract. The Company anticipated and is currently negotiating additional billings for this added work effort, but have been unable to resolve the
  outcome of this  issue at  this time.   Accordingly,  the Company  has
  increased its cost estimates used to compute development project revenue under the percentage-of-completion method and has expensed all costs incurred related to this additional work effort including approximately $854,000 for work performed during the third quarter of 1997. Additional payments, if any, to be received by the Company from SLC for this expanded work effort will be recognized as revenue when realization of such payments is probable.

  NOTE C - INVENTORY

  Inventory consists primarily of computer hardware and purchased software.

  NOTE D - OTHER ASSETS

  Included in other assets at July 31, 1997 is $254,986 of expenses related to the pending merger with Auto-Gas Systems, Inc. (see Note G
  - Pending Acquisition). Costs totaling $208,739, comprised primarily of legal and professional fees incurred through July 31, 1997, will be accounted for as additional purchase price upon consummation of the merger transaction. The remaining costs totaling $46,247 represent costs incurred through July 31, 1997 to register the securities to be issued relating to the merger transaction and will be recorded as a reduction of the fair value of the securities issued upon consummation of the merger transaction.

  NOTE E - ADVANCES FROM SHAREHOLDERS

  During the first quarter of 1995, a director, W. Thomas Rinehart, advanced the Company $250,000. The advance was unsecured and had an interest rate of 10%. The principal balance was due on demand. Principal payments of $ 95,765 were repaid during the six month period ended April 30, 1997, which fully satisfied the Company's obligation.

  NOTE F - EDS AGREEMENTS AND TRANSACTION

  The Company signed agreements with Electronic Data Systems Corporation ("EDS") in April 1993 which were amended in October 1994. Under the terms of the amended agreements, EDS marketed the Company's software, services and hardware technology to the retail petroleum marketplace exclusively, and the Company offered EDS the right to participate with its customers and prospective customers. Additionally, the Company granted EDS the right to acquire up to 25% of the Company's common stock calculated on a fully diluted basis at the time of exercise, at an exercise price of not less than 75% of the market value of the common stock at the time of exercise, minus $4,861,659, which would be reduced by royalties or similar payments received by EDS from any licensing of the Company's product other than through EDS.

  On April 29, 1997, EDS exercised its option to acquire up to 25% of the Company's common stock, resulting in the Company issuing an additional 1,598,136 shares. The Company accounted for this transaction by reclassifying the amount associated with the option to common stock. EDS then immediately sold its total interest in the Company, representing 1,863,364 shares, in a private transaction to Founders Equity Group, Inc. and the Dodge Jones Foundation, two Texas-based institutional investors. In conjunction with this transaction, the Company entered into registration rights agreements with the two institutional investors.

  Additionally, EDS and the Company agreed to amend a license and grant of rights agreement which specifies rights and obligations of both parties as to 788 of the Company's site licenses currently owned by EDS, and to terminate all formal agreements including the aforementioned stock option agreement, as well as their joint marketing and other supporting business agreements.

  NOTE G - PENDING ACQUISITION

  On June 16, 1997, the Company signed a definitive agreement to merge Auto-Gas Systems, Inc. ("AutoGas"), headquartered in Abilene, Texas, with and into a wholly owned subsidiary of the Company, Canmax Retail Systems, Inc. The closing of the AutoGas merger is subject to shareholder approval and is also subject to the satisfactory completion of other conditions. Under the merger agreement, AutoGas shareholders are expected to receive approximately 5.2 million shares of Canmax common stock. The new shares will be issued at closing. An additional 1.5 million shares of Canmax common stock will be reserved for issuance upon the exercise of options and warrants held by AutoGas shareholders and employees. On August 13, 1997, the Company filed a preliminary registration statement on Form S-4 for the merger with Auto-Gas Systems, Inc.

  NOTE H - WARRANT ISSUE

  On May 9, 1997, Founders Equity Group, Inc. exercised its right to demand that Canmax file a registration statement with regard to all its shares (863,364) of Canmax Common Stock. Such shares were acquired from EDS on April 29, 1997 (see Note F - EDS Agreements and Transaction). Under applicable securities laws, Canmax was unable to file such registration statement until after the filing of the registration statement relating to the resale of shares of Canmax Common Stock in the Merger of Canmax and Auto-Gas Systems, Inc. Pursuant to the terms of the registration rights agreement with Founders Equity Group, Inc., Canmax was to have filed a registration statement on or about July 23, 1997 or incur a registration penalty of 50,000 shares per month. Founders Equity Group, Inc. agreed to extend the registration obligation until August 26, 1997 in exchange for its receipt of a warrant to purchase 50,000 shares of Canmax Common Stock at an exercise price of $2.00 per share. The registration obligation has been satisfied by the filing of a registration statement on Form S-3 on August 13, 1997.

  NOTE I - NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE

  Net income (loss) per common and common equivalent share is based upon the weighted average number of common shares outstanding, and when dilutive, common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method) and the EDS Option (see Note F - EDS Agreements and Transaction).

  NOTE J - NASDAQ NEW LISTING REQUIREMENTS

  On January 28, 1997, the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market approved increases in the listing and maintenance standards governing The Nasdaq SmallCap Market. The Securities and Exchange Commission approved the changes on August 22, 1997. The new standards were declared effective by the Nasdaq Stock Market on August 25, 1997.

  As at July 31, 1997, Canmax failed to meet the new continued listing requirements relating to minimum net tangible assets of $2 million. Nasdaq has advised that companies failing to satisfy the new continued listing requirements will be allowed six months to meet the new requirements. Canmax expects to meet the new continued listing requirements following consummation of its recently announced merger with Auto-Gas Systems, Inc. (see Note G - Pending Acquisition). Consummation of this transaction is expected prior to the expiration of the six month transition period provided by Nasdaq.

  NOTE K - NEW ACCOUNTING STANDARD

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

                            For the three months   For the nine months
                            ended July 31           ended July 31
                            1997        1996      1997         1996

            Basic           $ (0.22)    $ 0.07    $ (0.15)     $ (0.04)
            Diluted         $ (0.22)    $ 0.05    $ (0.15)     $ (0.04)


  NOTE L -  SUPPLEMENTAL SCHEDULE OF  NON CASH  INVESTING AND  FINANCING
  ACTIVITIES

  In June 1997, a capital lease obligation of $133,157 was incurred when the Company entered into a lease for new computer equipment.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Results of Operations

  Revenue

  During the third quarter of 1997, the Company had revenues of $1,354,446, a decrease of $2,062,298 or 60.4% from the third quarter of 1996. During the third quarter of 1997, The Southland Corporation
  (SLC) and NCR Corporation (NCR) accounted for approximately 81.4% of the Company's total revenue as compared with approximately 84.4% for the comparable period of 1996. For the nine months ended July 31, 1997 the Company had revenues of $9,088,620, an increase of $512,988 or 6.0% over the comparable period in 1996. For the nine months ended July 31, 1997, SLC and NCR accounted for approximately 92.1% of the Company's total revenue as compared to approximately 80.0% for the comparable period of 1996.

  Software licenses and product revenue for the third quarter of 1997 was $214,006, a decrease of $139,434 or 39.5% from the third quarter of 1996. The decrease is due to a reduction in software sales to SLC, a decrease in revenue from the sale of software and hardware components to other customers, partially offset by an increase in hardware components sold to SLC related to the planned rollout by SLC of the Company's Windows NT solution scheduled to commence in September 1997. Software licenses and product revenue decreased $210,834 or 49.6% from the second quarter of 1997 primarily due to a reduction in software sales to SLC partially offset by an increase in hardware components sold to SLC related to the aforementioned rollout by SLC of the Company's Windows NT solution.

  For the nine months ended July 31, 1997 the Company had software licenses and product revenue of $868,767, a decrease of $909,496 or 51.1% from the comparable period in 1996. The decrease is primarily due to the decline in sales of software and hardware components to other customers and a decrease in software and hardware sales to SLC.
   The delivery of these items to SLC for one phase of a UNIX store upgrade commenced during 1995 and concluded during the first quarter of 1996. These decreases were partially offset by software and hardware sales to SLC during the nine months ended July 31, 1997 for the planned implementation by SLC of a Windows NT solution scheduled to commence in September, 1997.

  Development revenue for the third quarter of 1997 was $603,731, a decrease of $1,615,231 or 72.8% from the third quarter of 1996. Development revenue from the base contract with SLC continued to decline from approximately $590,000 during the third quarter of 1996 to approximately $183,000 during the same period in 1997, in accordance with the terms of the contract. Additionally, during the third quarter of 1996, the Company recognized development revenue of approximately $235,000 for work associated with a contract between the Company and NCR to develop a preliminary (non scanning) point of sale software application in UNIX for SLC. This project was completed in July 1996. Also during the third quarter of 1996, the Company recognized approximately $1,219,000 of development revenues for work performed under an agreement which commenced in May, 1996 with NCR and SLC to develop a scanning point of sale application for SLC and other associated inventory, merchandising and back office functions, running in a Windows NT environment. The Company recognized revenues of approximately $386,000 during the third quarter of 1997 related to the Windows NT project.

  Current projects, primarily the Windows NT project, under the existing agreement with NCR and SLC are scheduled to conclude upon pilot
  implementation on  September  15,  1997.   The  Company  is  currently
  negotiating  additional  contracts  with   NCR  and  SLC  to   provide
  development   services   for   the   period   following   the    pilot
  implementation. Development revenue declined approximately $2,227,000 or 78.7% from the second quarter of 1997 primarily due to a decline in revenue from the work associated with the current agreement between NCR and SLC as the Windows NT project neared completion and changes in project estimates with resulting delays in the commencement of the next planned phase of the NCR/SLC project.

  For the nine months ended July 31, 1997 the Company had development revenue of $6,685,579, an increase of $1,774,040 or 36.1% over the comparable period in 1996. Development revenue from the base contract with SLC continued to decline from approximately $1,354,000 during the nine months ended July 31, 1996, to approximately $610,000 during the same period in 1997, in accordance with the terms of the contract. Additionally, during the nine months ended July 31, 1996, the Company recognized development revenue of approximately $1,804,000 for work associated with developing a preliminary (nonscanning) point of sale software application in UNIX for SLC, as noted above. These reductions in development revenue were more than offset by an increase in development revenue of approximately $4,542,000 for work related to the Windows NT development project noted above.

  Service agreements revenue for the third quarter of 1997 was $536,709, a decrease of $307,633 or 36.4% from the third quarter of 1996. This decrease resulted from a decline in the installation, training and site survey revenues reflecting a lower number of new installations of the Company's proprietary software accompanied by a decrease in calls received from SLC locations by the 24 hour / 7 day a week help desk, which caused a decline in revenues due to the structure of the support contract with SLC.

  For the nine months ended July 31, 1997, the Company recorded service agreement revenue of $1,534,274, a decrease of $351,556 or 18.6% from the comparable period in 1996. This decrease results from the factors noted above and is offset by an increase in revenue from the help desk due to an increased number of sites supported from approximately 5,850 at July 31, 1996 to approximately 5,975 at July 31, 1997.

  Gross Margin

  Gross margin, as a percentage of software licenses and product revenue was (5.0)% for the third quarter of 1997 compared with 40.1% for the same period in 1996. For the nine months ended July 31, 1997, gross margin, as a percentage of software licenses and product revenue was 19.5%, as compared with 32.5% for the same period in 1996, prior to 1996 inventory writedowns of $217,623. The net decreases in gross margin are due to the following.

  Gross margin on software sales was (222.2)% for the third quarter of 1997 compared with 44.0% for the same period in 1996. The decline is due to minimal sales of software during the third quarter of 1997, which could not fully absorb the allocation of approximately $57,850 of amortization of capitalized software during the reporting period. Gross margin on hardware sales was 15.6% for the third quarter of 1997 compared with 27.8% for the third quarter of 1996. The decrease in margin resulted from a change in the mix of hardware components sold.

  For the nine months ended July 31, 1997 the gross margin on software sales was 10.2% compared with 35.1% for the same period in 1996, excluding inventory writedowns. The decline is due to increased sales of lower margin purchased software during the reporting period, coupled with a decline in sales of the Company's higher margin proprietary software. For the nine months ended July 31, 1997 the gross margin on hardware sales remained stable at 30.9% compared with 31.7% for the same period in 1996, excluding inventory writedowns. Included in cost of revenues for software licenses and product revenue for the nine months ended July 31, 1996, is a one time writedown of $105,763 for software inventory that the Company determined was necessary due to the limited likelihood of future sales of that item. Further, also included in cost of revenues for software licenses and product revenue for the nine months ended July 31, 1996, is a one time writedown of inventory to net realizable value of $111,860 that the Company determined was required. These charges totaling $217,623 negatively impacted gross margins on software licenses and product revenue in the nine months ended July 31, 1996.

  Gross margin on development revenues for the third quarter of 1997 was (51.9)% compared with 62.7% for the same period in 1996. For the nine months ended July 31, 1997 gross margin on development was 41.5% compared with 62.4% for the same period in 1996. These decreases are partially due to lower planned profit margins on the current NCR and
  SLC development project, the scanning point of sale application with associated inventory, merchandising and back office functions which operates in a Windows NT environment, as compared to the development project in progress in 1996, the preliminary (non scanning) point of sale software application in UNIX. The lower planned profit margin is a result of the need to employ a significant number of highly skilled contractors to complete certain phases of the NCR/SLC Windows NT based project throughout the life of the project including the first three quarters of 1997. No such requirements were necessary or incurred during the first two quarters of 1996. Third quarter and year to date 1997 results also reflect changes in project cost estimates related to the NCR/SLC project.  Additionally, during the third quarter of  1997, the Company undertook a significant work effort to support the expanded testing of the NCR/SLC project for an interim period up to pilot implementation which is now scheduled for September 15, 1997.
  This expanded work effort was out of the scope of the original contract. The Company anticipated and is currently negotiating additional billings for this added work effort, but have been unable to resolve the
  outcome of this  issue at  this time.   Accordingly,  the Company  has
  increased its cost estimates used to compute development project revenue under the percentage-of-completion method and has expensed all costs incurred related to this additional work effort, including approximately $854,000 for work performed during the third quarter of 1997. Additional payments, if any, to be received by the Company from SLC for this expanded work effort will be recognized as revenue when realization of such payments is probable.

  Gross margin on development revenue for the third quarter of 1997 was (51.9)% as compared to 46.4% for the second quarter of 1997. This decrease is primarily related to changes in project cost estimates and accounting for the additional work effort undertaken in the third quarter 1997 as noted above.

  Expenses

  Customer service costs for the third quarter of 1997 slightly decreased by 0.8% compared with the same period in 1996. The decline in costs is due to lower operating costs for the service arising from increased efficiencies and lower overall expenditure levels. For the nine months ended July 31, 1997, customer service costs slightly increased by 1.1% compared with the same period in 1996. This was due to efficiencies and lower overall expenditure levels as noted above offset by costs associated with servicing an increased number of sites from approximately 5,850 at July 31, 1996 to approximately 5,975 at July 31, 1997.

  Product development costs declined from $447,403 for the third quarter of 1996 to $152,425 for the third quarter of 1997, a decrease of 65.9%. The reduction is due to a significant increase in funded development projects which resulted in development expenditures being included in cost of revenues. Product development costs increased approximately $115,000 or 305.2% from second quarter 1997 due to increased allocation of the Company's development resources to the completion of the Company's next generation Windows based product scheduled for release in the fourth calendar quarter of 1997.

  For the nine months ended July 31, 1997 product development costs declined from $997,490 for the same period in 1996 to $466,940, a reduction of 53.2%. The reduction is due to the reasons noted above partially offset by capitalization of software development costs amounting to $128,874 relating to a new credit card processing network interface the Company developed during the first quarter of 1996.

  General and administrative expenses decreased $117,671 or 13.6% for the third quarter of 1997 compared with the third quarter of 1996. This decrease is primarily as a result of development project premiums recorded in the third quarter of 1996 to ensure timely completion of projects and timing of annual shareholders' meeting expenses, partially offset by increases in expenditures related to the
  establishment  of  a  business   development  unit,  responsible   for
  identifying new  business  opportunities and  project  management  and increased expenditures for investor relations. General and administrative expenses in the third quarter of 1997 decreased approximately $174,500 or 18.9% from second quarter 1997 due to timing of expenditures for the annual shareholders' meeting, annual report costs and investor relations coupled with overall favorable spending patterns.

  General and administrative expenses increased $200,408 or 8.3% for the nine months ended July 31, 1997 compared with the same period in 1996. This increase is predominantly as a result of the establishment of the aforementioned business development unit and increased expenditures in 1997 for investor relations. These increases were partially offset by a decrease in development project bonuses paid or accrued.

  Sales and marketing expenses increased by $71,586 or 66.9% for the third quarter of 1997 compared with the third quarter of 1996 and increased $94,247 or 27.9% for the nine months ended July 31, 1997 compared with the same period in 1996. These increases are due to increased headcount and advertising and marketing expenditures aimed at generating market interest in existing products as well as the Company's new Windows based product scheduled for release in the fourth calendar quarter of 1997.

  For the third quarter of 1997 and the nine month period ended July 31, 1997, the Company recorded no tax provision as net operating loss carryforwards of approximately $19.1 million would offset any liability related to fiscal year 1997.

  As a result of the foregoing, the Company incurred a net loss of $1,470,694, or $0.22 per share for the third quarter of 1997, as compared to a net income of $345,026 or $0.05 per share for the third quarter of 1996.

  For the nine months ended July 31, 1997, the Company incurred a net loss of $811,428 or $0.15 per share, as compared to a net loss of $209,122, or $0.04 per share for the comparable period in 1996.

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

  Liquidity and Sources of Capital

  At July 31, 1997, the Company had a working capital deficiency of $401,480. For the nine months ended July 31, 1997, the Company had net cash provided by operating activities of $428,731. Cash was provided by operations primarily as a result of increased collection of receivables on development contracts and sales during the reporting period of inventory on hand at fiscal year end 1996, offset by a reduction in accounts payable as a result of the timing of payments to vendors. To maintain liquidity during fiscal 1997, the Company must increase revenue through the successful completion of on-going development contracts with customers, the introduction of new products to the marketplace, increasing the market share for existing products and services, and negotiating new development contracts with customers.

  The Company continues to utilize the majority of its development resources to complete the NCR/SLC Windows NT based project currently in progress.  This project was originally scheduled to be completed by
  April 30,  1997.   However, due  to external  factors and  changes  in
  project schedules and requirements outside the control of the Company, the completion date for the Company's development activities was extended to June 30, 1997, with testing and implementation to extend
  through September  15. 1997.   Modifications  to project  requirements
  will increase total project revenues from $9.5 million to $10.4 million. Through July 31, 1997, approximately $9.9 million in revenues have been recognized under this contract. Additionally, during the third quarter of 1997, the Company undertook a significant work effort to support the expanded testing of the NCR/SLC project for an interim period up to pilot implementation which is now scheduled for September
  15, 1997.   This expanded work  effort was  out of  the scope  of the
  original contract.   The  Company  anticipated  and  is  currently
  negotiating additional billings for this added work effort, but have been unable to resolve the outcome of this issue at this time. The Company currently has projects under negotiation that may absorb existing development resources at the completion of the NCR/SLC project and may generate additional development revenues.

  The Company continues to develop a version of its C-Serve software that runs under the Microsoft Windows family of operating systems. This product is expected to be completed in the fourth calendar quarter of 1997. The new product is being developed in conjunction with the NCR/SLC project noted above and is expected to include state of the art technology and best industry practices for the management of retail gas stations and convenience stores. Completion of the new product is dependent, among other things, on the successful and timely conclusion of key components of the development project currently in process for NCR/SLC.

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

  The Company believes that it may be necessary to raise additional capital to complete development of its next generation product within the critical window of opportunity and to provide vital marketing and other support services. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional debt or equity securities or obtain lines of credit, delay new product development or restructure operations to reduce costs. If the AutoGas merger is not consummated or if the cash resources of AutoGas at the consummation are insufficient to meet Canmax's current liquidity needs, Canmax may immediately seek other sources of capital, which may include public or private debt and/or equity financing or obtaining lines of credit. No assurance can be given that such resources would be available to Canmax on acceptable terms, if at all. Such financings could have a dilutive effect on the stockholders of Canmax.

  Acquisition Strategy

  The Company is reviewing an acquisition strategy within its current industry and other closely related vertical markets. From time to time the Company will review acquisition candidates with products, technologies or other services that could enhance the Company's product offerings or services. Any material acquisitions could result in the Company issuing or selling additional debt or equity securities, obtaining additional debt or other lines of credit and may result in a decrease to the Company's working capital depending on the amount, timing and nature of the consideration to be paid.

  Pending Acquisition

  On June 16, 1997, the Company signed a definitive agreement to merge Auto-Gas Systems, Inc. ("AutoGas"), headquartered in Abilene, Texas, with and into a wholly owned subsidiary of the Company, Canmax Retail Systems, Inc. The closing of the AutoGas merger is subject to shareholder approval and is also subject to the satisfactory completion of other conditions. Under the merger agreement, AutoGas shareholders are expected to receive approximately 5.2 million shares of Canmax common stock. The new shares will be issued at closing. An additional 1.5 million shares of Canmax common stock will be reserved for issuance upon the exercise of options and warrants held by AutoGas shareholders and employees. On August 13, 1997, the Company filed a preliminary registration statement on Form S-4 for the merger with AutoGas.

  Warrant Issue

  On May 9, 1997, Founders Equity Group, Inc. exercised its right to demand that Canmax file a registration statement with regard to all its shares (863,364) of Canmax Common Stock. Such shares were acquired from EDS on April 29, 1997. Under applicable securities laws, Canmax was unable to file such registration statement until after the filing of the registration statement relating to the resale of shares of Canmax Common Stock in the Merger of Canmax and Auto-Gas Systems, Inc. Pursuant to the terms of the registration rights agreement with Founders Equity Group, Inc., Canmax was to have filed a registration statement on or about July 23, 1997 or incur a registration penalty of 50,000 shares per month. Founders Equity Group, Inc. agreed to extend the registration obligation until August 26, 1997 in exchange for its receipt of a warrant to purchase 50,000 shares of Canmax Common Stock at an exercise price of $2.00 per share. The registration obligation has been satisfied by the filing of a registration statement on Form S-3 on August 13, 1997.

  Nasdaq New Listing Requirements

  On January 28, 1997, the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market approved increases in the listing and maintenance standards governing The Nasdaq SmallCap Market. The Securities and Exchange Commission approved the changes on August 22, 1997. The new standards were declared effective by the Nasdaq Stock Market on August 25, 1997.

  As at July 31, 1997, Canmax failed to meet the new continued listing requirements relating to minimum net tangible assets of $2 million. Nasdaq has advised that companies failing to satisfy the new continued listing requirements will be allowed six months to meet the new requirements. Canmax expects to meet the new continued listing requirements following consummation of its recently announced merger with Auto-Gas Systems, Inc. Consummation of this transaction is expected prior to the expiration of the six month transition period provided by Nasdaq.

  Should Canmax not consummate its transaction with Auto-Gas Systems, Inc. or fail to take any other action to meet the new continued listing requirements, Canmax could be subject to being delisted from the Nasdaq SmallCap Market. The delisting of Canmax could materially adversely affect the liquidity of the Canmax Common Stock and could materially adversely effect the operations of the Company.

  The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section contains various forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning, among other things, future operating results and various components thereof and the adequacy of future operations to provide sufficient liquidity. The Company cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation: (i) user acceptance of Windows NT as an operating system, (ii) concentration of revenues between two customers and Canmax's relationship with such customers, (iii) the ability of Canmax to manage its growth, (iv) Canmax's need for additional financing to fund product development, marketing and related support services, (v) future technological developments and product acceptance, (vi) intense price and product competition within the industry, (vii) consummation of the AutoGas merger and acquisition integration and (viii) other risks indicated herein and in filings with the Commission.

  Part II.  OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the quarter ended July 31, 1997.


  Item 6. Exhibits and Reports on Form 8 - K


  (a) Exhibits

    2.01    Amended and Restated Agreement and Plan of Merger dated June
            16, 1997 by and among Canmax Inc.,  Canmax  Retail Systems, Inc.
            and Auto-Gas Systems, Inc. (filed as Exhibit 2.1 to Form  S-4,
            File   No. 333-33511 and incorporated herein by reference.)
  10.01     ARCO Products Company Help Desk Services Agreement
  11.01     Statement re: Computation of earnings per share
  27        Financial Data Schedule

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


                                       Canmax Inc.
                                       (Registrant)



  DATE:  September 15, 1997        /s/   Roger D. Bryant
                                   _______________________________
                                   Roger D. Bryant
                                   President & CEO




  DATE:  September 15, 1997        /s/  Philip M. Parsons
                                   _______________________________
                                   Philip M. Parsons
                                   Chief Financial Officer
                                   and Authorized Signatory