Form 10-K
period 1997-10-31
CANMAX INC /WY/
filed 1998-02-13
CIK 913659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934

                         FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                             OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
           OF 1934

                     FOR THE TRANSITION PERIOD FROM                  TO

                               COMMISSION FILE NUMBER 0-22636

                            ------------------------

                                  CANMAX INC.

             (Exact name of Registrant as specified in its Charter)

                   WYOMING                                      75-2461665
       (State or other jurisdiction of                         (IRS Employer
       Incorporation or organization)                       Identification No.)

                  150 W. CARPENTER FRWY., IRVING, TEXAS 75039
             (Address of principal executive offices and zip code)

                                 (972) 541-1600
              (Registrant's telephone number, including area code)

                            ------------------------

       Securities registered pursuant to Section 12 (b) of the Act: None

          Securities registered pursuant to Section 12 (g) of the Act:

                        Common Stock, without par value

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of February 10, 1998, 8,111,005 shares of common stock of Canmax Inc. were outstanding and the aggregate market value of such common stock held by nonaffiliates (based on the last reported close of the common stock on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market on such date), was $7,942,367.

    Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Canmax Inc.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

THE COMPANY

    Canmax Inc. ("Canmax") was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada, and subsequently changed its name to "International Retail Systems Inc." On August 7, 1992, Canmax renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994 its name was changed to "Canmax Inc." Canmax was listed on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market on February 10, 1994, and trades under the symbol "CNMX."

    Canmax's principal executive offices are located at 150 West Carpenter Freeway, Irving, Texas 75039, and its telephone number is (972) 541-1600.

    SOFTWARE BUSINESS

    Canmax, through its wholly owned subsidiary Canmax Retail Systems, Inc., develops and provides enterprise wide technology solutions to the convenience store and retail petroleum industries. Canmax offers fully integrated retail automation solutions, including its principle product "C-Serve," which includes point of sale ("POS") systems, credit/debit network authorization systems, pump control systems, and other back office management systems, and "Vista," its headquarters-based management system. Canmax's products and services enable retailers and operators to interact electronically with customers, capture data at the point of sale, manage site operations and logistics and communicate electronically with their sites, vendors and credit/debit networks. Canmax also provides (a) software development, customization and enhancements, (b) systems integration, installation and training services, and (c) 24 hour a day, 365 day per year help desk services. These additional services enable Canmax to tailor the solutions to each customer's specifications and provide successful system implementation, installation, training and after sales support.

    Canmax's objective is to be a leading provider of enterprise wide technology solutions to the convenience store and retail petroleum market. In October, 1997 Canmax completed an enhanced version of its C-Serve product to run on the Windows NT operating system in conjunction with a development project with NCR Corporation ("NCR") and The Southland Corporation ("Southland"). Canmax continues to develop a generic version of its C-Serve software that runs under the Microsoft Windows family of operating systems. This product is expected to be completed during the first calendar quarter of 1998. As of October 31, 1997, Canmax's products have been installed in over 5,900 locations. Canmax's customers include Southland, ARCO and the Army and Air Force Exchange.

    TELECOMMUNICATIONS BUSINESS

    GENERAL. On January 30, 1998, Canmax acquired USCommunication Services, Inc. ("USC") through a private stock transaction which will be accounted for under the purchase method. USC's shareholders received an aggregate of 1.5 million shares of Canmax common stock and warrants to acquire 2.5 million shares of Canmax common stock with exercise prices of $1.25 and $2.00 per share. See Notes to the Consolidated Financial Statements regarding subsequent events.

    USC provides a number of telecommunication and internet products and services to its customers, most of which are in the transportation industry. USC's products and services include prepaid calling cards, one plus long distance services, public internet access kiosks, pay telephones, and pallet exchange services.

    USC primarily markets its products and services to individuals and businesses in the transportation industry through national and regional truckstops and trucking fleets. Currently, USC's products are sold or are contracted to sell at selected locations throughout the U.S., such as locations operated by Pilot Travel Centers, Petro Stopping Centers, and All American Travel Centers. USC also markets its services directly through prepaid calling card recharge sales and, in the future, anticipates marketing its products and services through internet advertising.

    INTEGRATION RISKS. The consummation of the USC acquisition is expected to result in a significant growth of Canmax's operations. To manage this growth effectively, Canmax will be required to improve its operating and financial systems. There can be no assurances that the management and systems currently in place or any steps taken to improve such management and systems will be adequate in the future.

    Achieving the benefits that Canmax believes will result from the USC acquisition will depend in part upon the integration of the businesses of Canmax and USC in an efficient and effective manner, and there can be no assurance that this will occur. The transition to a combined company will require substantial attention from management, particularly with regard to the allocation of capital resources. The process of combining the two organizations may cause the interruption of, or the disruption in, the activities of either or both the companies' businesses, which could have an adverse effect on their combined operations.

    REGULATORY ENVIRONMENT. Businesses offering prepaid calling cards and "one plus" long distance services are subject to federal and state governmental regulations applicable to providers of long distance telephone services. At the federal level, the industry is regulated by the Federal Communications Commission (the "FCC"), while at the state level, telecommunication service providers are subject to regulation by various state agencies. Federal regulations require that long distance telephone service providers maintain both domestic interstate and international tariffs that contain the then effective rates, terms and conditions of service. Intrastate long distance telecommunication service providers and pay telephone operators are also subject to various state regulations, which typically require prior state certification, notification and/or registration and tariff approval. Generally, companies offering such services must obtain and maintain certificates of public convenience and necessity from state regulatory authorities in each state which they offer service and file tariffs and obtain tariff approval prior to providing intrastate telecommunication and pay phone services. USC is in the process of applying for its state and federal regulatory approvals, but has not obtained any such approvals to date. USC is unable to predict whether it will receive all necessary federal and state approvals, although USC anticipates expending at least $75,000 in fees and expenses in seeking such approvals in the 21 states in which it currently operates. USC may be subject to fines or other penalties for failing to obtain state approvals prior to commencing operations in a state, which penalties may require the refund of all amounts received by USC from intrastate traffic in states where prior state approvals were not obtained. The imposition of any such fines or the inability of USC to obtain such federal and state approvals would have a material adverse impact on the business operations of USC.

    On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"), which granted the FCC the authority to deregulate certain aspects of the telecommunications industry. This legislation is anticipated to result in increased competition in the telecommunications industry from substantially larger regulated entities (such as Regional Bell Operating Companies) that may compete with USC. Section 276 of the Telecommunications Act required the FCC to promulgate rules to establish a per call compensation plan to ensure that all pay telephone providers are fairly compensated for each completed intrastate and interstate pay telephone initiated call, including calls for which pay telephone providers had not previously received compensation (such as operator assisted and prepaid calling card calls placed to toll free numbers or calls placed through network access codes). In September 1996, the FCC promulgated rules to implement Section 276 of the Telecommunications Act which established a three-phase compensation plan for pay telephone providers. Under the first phase, interexchange carriers with annual toll revenues of more than $100 million were required to pay a total of $45.85 per pay telephone per month for all toll free and access code calls for the first year, commensurate with their portion of total interexchange revenues. All switch-based and facilities-based interexchange carriers were required to pay $0.35 per call to each pay telephone provider during the second year

(although payments could subsequently be recovered from resellers by the carriers), after which per call compensation rates were to be left based upon market-driven rates to be negotiated between pay telephone providers and interexchange carriers. On July 1, 1997, the D.C. Circuit Court of Appeals vacated a significant portion of the FCC's rules, including the $0.35 per call rate which was found to be arbitrary and capricious, and remanded the matter to the FCC for reconsideration. In September 1997, the FCC established a two (2) year "default" compensation rate of $0.284 per pay telephone originated toll free or access code call. At the end of the two (2) year interim period, the per call pay telephone compensation rate will be the deregulated market-based local coin rate less $0.066. This amount is payable by all "switch-based" interexchange carriers (but again, may be passed through to the non-facilities based resellers). The revised FCC rules became effective on October 7, 1997, but continue to be subject to regulatory and legal challenges. USC is unable to predict whether this regulation or other potential changes in the regulatory environment will have a material adverse effect on USC.

BUSINESS STRATEGY

    SOFTWARE BUSINESS

    In the United States, there are approximately 200,000 locations which derive revenues from the operations of convenience stores and/or retail gasoline sites. Canmax believes that the industry is under automated and under invested in automation and technology solutions. The National Association of Convenience Stores (NACS) 1997 State of the Industry Report confirms that the convenience store environment requires information derived from automation solutions to compete efficiently and effectively. That study indicates that convenience stores lag the rest of the retail industry in store automation, citing, for example, that approximately 24% of all convenience stores utilize scanning technology, while grocery stores have implemented scanning technology in approximately 90% of their locations. Canmax believes that the industry is prepared to increase its investment in automation and technology solutions and consequently that there will be demand in the marketplace for the Canmax's products, solutions and services. Canmax considers that international markets also represent substantial marketing opportunities for its solutions.

    Canmax's marketing strategy includes (i) providing solutions based products and services for the automation and management of convenience stores and gasoline stations, (ii) maintaining a high level of customer service through its help desk services and account managers, (iii) seeking strategic partnerships to provide Canmax visibility to buying audiences worldwide, and (iv) continuing to invest in product development initiatives.

    Canmax identifies potential customers by size and geographic location and directs its marketing efforts along these segments. In general, Canmax allocates its sales and marketing efforts to "corporate accounts" with global operations, "national accounts" with operations primarily in the U.S. and "regional accounts" with operations on a local or regional basis. Canmax utilizes concurrent efforts by both sales representatives and account managers in analyzing, selecting and implementing an automation system.

    TELECOMMUNICATIONS BUSINESS

    USC intends to be the dominant provider of telecommunications services to the transportation industry. To implement this strategy, USC has initially offered prepaid phone cards, one plus long distance services, and internet access kiosks to its customers within the industry. USC intends to expand its business by offering additional products and services to the transportation industry and by targeting other retail markets.

    ACQUISITIONS

    Canmax continues to review an acquisition strategy within its current industries and other related markets. Any material acquisitions may result in significant changes in Canmax's business.

PRODUCTS AND SERVICES

    SOFTWARE BUSINESS

    GENERAL. Canmax utilizes a process called "Pathmation" to analyze a customer's needs, assess a customer's options, and implement the best resources available to build a path leading a customer to its ultimate goal. The Pathmation process includes (i) defining business goals, (ii) defining business processes to support the business goals; (iii) determining technology requirements to support defined business processes; (iv) developing an implementation plan that encompasses business processes, technology training and continuing support; (v) deploying modified business processes, technology and support infrastructure; and (vi) continuously validating results with business goals and changes in business practices.

    C-SERVE. The Canmax C-Serve software is a comprehensive site-based store automation software solution that provides, as its key features, debit/credit card processing, pump control, POS and scanning capabilities, and significant back office functions. Canmax's solutions are designed to allow retailers to process transactions, manage pumps and credit/debit card processing and capture data at the point of sale, as well as manage other front office and back office operations. The key purpose of the system is to provide the store operator with information and tools to enable improved store operations and profitability. C-Serve includes features such as touch screen, PC keyboard or integrated third party POS terminals which provide user friendly applications and flexible configurations to accommodate the operational needs and differences of each site. Further, C-Serve has the capability of supporting communications and data transfers to and from remote corporate headquarters.

    C-Serve was designed exclusively for the retail petroleum and convenience store marketplace. C-Serve's features include:

    - point-of-sale transaction processing, incorporating touch screens, PC POS keyboards, or integrated POS terminals

    - fueling transactions,

    - dispenser controls,

    - settlement transactions for credit/debit cards,

    - shift and day reporting,

    - store maintenance,

    - file maintenance,

    - inventory controls,

    - fuel inventory management,

    - reporting capabilities,

    - accounts receivable controls,

    - island payment terminals,

    - credit/debit card authorizations,

    - communications to or from head office,

    - security controls,

    - shelf label generation,

    - interface to handheld terminals and scanners,

    - time and attendance records, and

    - car wash interface.

    Presently, C-Serve operates in a DOS/UNIX environment. In October, 1997 Canmax completed an enhanced version of its C-Serve product to run on the Windows NT operating system in conjunction with a development project with NCR and Southland. Canmax continues to develop a generic version of its C-Serve software that runs under the Microsoft Windows family of operating systems. This product is expected to be completed during the first calendar quarter of 1998. See "Product Development."

    VISTA. The Canmax "Vista" software provides a flexible automation system that is able to conform to changing business needs. Vista is a decision support, communications and remote store management system that operates from corporate headquarters. Through a communications network, Vista provides for the transmission of data messages from headquarters to the remote store and from the store to headquarters. Vista's features include fuel and retail pricebook maintenance, tax book maintenance, vendor pricebook maintenance, and exception reporting for stores. Other features of Vista include:

    - batch or on-line communications

    - remote on-line support

    - sales analysis from store to store, zone to zone and region to region

    - addition of new parameters at any time

    - decision support, and

    - report writer

    OTHER SERVICES AND PRODUCTS. In addition to revenues generated from the licensing of C-Serve and Vista software and sale of proprietary communication boards, revenues are generated from the following other services:

    - modification and custom development contracts,

    - installation and training services,

    - annual maintenance and support services contracts, and

    - the provision of third-party software and hardware.

    Canmax's products are designed to provide a flexible generic system that can be easily modified to meet most customer's individual needs and preferences. Most customers, such as major oil companies, typically require a certain degree of product customization and the development of unique interfaces to communicate with their existing proprietary networks and host systems. Canmax typically charges for customization and development costs. Because Canmax retains ownership of the source code for such products (which is essential to effect program changes), Canmax typically realizes service revenues from such products throughout the duration of a relationship with the customer. However, Canmax recently licensed the source code for its C-Serve software to Southland, which may result in decreased revenue from that customer in the future. See "Major Contracts--Southland Agreements."

    To assist retailers and store operators in optimizing their use of Canmax's software, Canmax also offers consulting, installation, training and help desk support services. Canmax provides installation and training services at each installed site, and back-up and technical support services from a central location. Canmax has developed a proprietary help desk support system known as "Sites." Sites provides efficient call handling, automatic problem escalation, and customer reporting 24 hours a day, 7 days a week. Trained support technicians handle everything from "how do I . . . " questions to dispatching field service for hardware problems. Support services also include free software and user guide updates as well as ensuring that technicians respond to all problems in a timely manner. Sites management reports help identify and resolve recurring issues, such as the need for additional training at the store or potential hardware failures. Sites also supports remote dial in capability to the Canmax help desk Sites database, which provides customers managing a number of locations access to data and reporting functions to better manage their operations.

    Canmax does not usually directly sell hardware, such as personal computers and POS terminals, although it does provide a small amount of related equipment which may not be readily available from the principal hardware vendor. The majority of hardware products supplied to customers is provided by hardware vendors such as NCR, Ultimate Technologies and Compaq Computers. Third party software and hardware products such as operating systems, local and wide area network software and modems are also packaged with Canmax's software and firmware products and sold in accordance with distribution agreements entered into with such suppliers.

    MAJOR CONTRACTS.

    Southland Agreements. In December, 1993, Canmax signed a five year agreement with Southland to provide software licenses, development services, and provide hardware and help desk services (the "Master Agreement"). Southland chose Canmax's proprietary convenience store automation software, C-Serve, as the basis for its automation of store functions and operations at its corporate and franchise operated 7-Eleven convenience stores in the United States. Software licensing, product and service revenue under this agreement during the fiscal years ended October 31, 1997, 1996, and 1995 totaled approximately $2,051,000, $2,581,000 and $3,733,000, respectively, while development revenues recorded under the Master Agreement during these same periods totaled approximately $799,000, $1,564,000 and $1,792,000, respectively.

    On October 31, 1997, Canmax and Southland entered into Amendment No. 3 to the Master Agreement (the "Southland Amendment"). Pursuant to the terms of the Southland Amendment, Canmax allowed Southland to exercise its right as specified in the Master Agreement to use, possess and modify the source code for the software developed by Canmax for Southland for a one-time license fee of $1.0 million. Payment of the license fee was due in two installments of $500,000. The first installment was received in November, 1997 and the second installment was received in January, 1998. The Southland Amendment also contains Southland's agreement to purchase from Canmax on or before December 7, 1998, no less than $4.0 million of hardware, software maintenance, help desk, development and other services. Although Southland has committed to purchase certain products and services totaling a minimum of $4.0 million through December 7, 1998 in accordance with the terms of the Southland Amendment, Southland's use and possession of the source code could result in a material reduction in Southland's reliance upon, and payment of fees for development services to, Canmax. The use by Southland of its own staff or a third-party other than Canmax to perform such services could have a material adverse effect on Canmax.

    From time to time, Canmax may also provide development and other resources to Southland on an as-needed basis under various agreements at terms specified in the Master Agreement. Approximately $254,000 of development revenue under such agreements was recognized by Canmax in fiscal 1997. Such agreements extend through December, 1998.

    In 1995, Canmax contracted with NCR to successfully bid for two additional contracts with Southland relating to business requirements definition and the development of a preliminary non scanning point of sale system. These projects resulted in revenues to Canmax of approximately $2,165,000 and $1,005,000 in the fiscal years ended October 31, 1996 and 1995, respectively.

    During fiscal 1996, Canmax reached an agreement with NCR to develop for Southland a next generation Windows NT based version of the Canmax C-Serve convenience store software for $9.5 million. NCR was chosen by Southland to provide project management and other professional services for the project. Modifications to project requirements increased total project revenues from $9.5 million to

$11.5 million. Approximately $7,560,000 and $3,920,000 of development revenues under such agreement was recognized by Canmax in fiscal 1997 and 1996, respectively.

    Canmax is in discussions with Southland regarding the renegotiation of its contract with Southland, but no definitive agreement has been reached to date. While Canmax anticipates that it will successfully negotiate future agreements with Southland, there can be no assurances either that Canmax will continue to provide services to or receive revenue from Southland after the expiration of the existing contracts in December, 1998 or, if Canmax enters into new agreements with Southland extending beyond December, 1998, the amount of revenues Canmax will receive thereunder. Any termination or significant disruption of Canmax's relationships with Southland could have a material adverse effect on Canmax's business, financial condition and results of operations.

    EDS Agreements. On April 29, 1997, Electronic Data Systems ("EDS") exercised its option to acquire up to 25% of Canmax's Common Stock, resulting in Canmax issuing an additional 1,598,136 shares. Canmax accounted for this transaction by reclassifying the amount associated with the option to common stock. EDS then immediately sold its total interest in Canmax, representing 1,863,364 shares, in a private transaction to two Texas-based institutional investors. In conjunction with this transaction, Canmax agreed to extend certain registration rights similar to those held by EDS with regard to such shares to such investors.

    Concurrent with EDS's exercise of its option, EDS and Canmax also agreed to amend a license and grant of rights agreement which specifies rights and obligations of both parties as to 788 of Canmax's site licenses sold to EDS in fiscal 1994, and to terminate all other formal agreements between them including their joint marketing and other supporting business agreements.

    Canmax believes that the termination of its relationship with EDS is beneficial because Canmax will be able to market its products directly (rather than through EDS) to a much larger customer base within selected target markets. Additionally, Canmax believes that the termination of the EDS option will facilitate Canmax's future growth strategies as the dilutive effect of the EDS option has been eliminated.

    CONCENTRATION OF REVENUES; CUSTOMER CONCENTRATION. Canmax's revenues are currently concentrated in Southland which accounted for approximately 92%, 83% and 73% of Canmax's total revenue for fiscal years 1997, 1996 and 1995, respectively. Canmax's revenues derived from its relationship with Southland include products and services provided directly by Canmax to Southland and indirectly through NCR to Southland pursuant to NCR's contract with Southland. During those same periods, EDS accounted for 2%, 7% and 10%, respectively, of Canmax's revenues for such fiscal years. No other customer accounted for over 10% of Canmax's total revenues. On April 29, 1997, Canmax and EDS agreed to terminate substantially all of their business arrangements. Canmax does not anticipate any significant future revenues from EDS.

    At October 31, 1997 and 1996, Southland accounted for 95% and 83%, respectively, of total accounts receivable. Because a significant portion of Canmax's revenues are derived from its relationship with Southland, the timing of payments received from Southland will affect the percentage of the current assets of Canmax classified as either cash (or cash equivalents) or accounts receivable; however, Canmax does not currently anticipate any significant problems in collecting the accounts receivable arising from the Southland relationship beyond any reserves established therefor. If the financial condition of Southland adversely changes at a time when the receivable owing from Southland is substantial and Southland becomes unable to pay its debts as they become due, then the financial condition, working capital resources, and results of operations of Canmax would be adversely affected.

    In October, 1997, Canmax completed its previously announced $9.5 million development project contract with NCR/Southland, and Canmax's Master Agreement with Southland expires on December 7, 1998. See "Southland Agreements."

    PRODUCT DEVELOPMENT. Due to the rapid pace of technological change in its industry, Canmax believes that its future success will depend, in large part, on its ability to enhance and develop its software products to meet customer needs.

    C-Serve is being enhanced to be operating system independent through the use of sophisticated software tools. Canmax believes that this independence will be a competitive advantage. Canmax currently provides C-Serve in a UNIX environment and released a customized Windows NT based version of C-Serve for Southland in October, 1997. A generic Windows NT based version of C-Serve is scheduled for release in the first calendar quarter of 1998. Canmax has also developed Vista (commonly referred to as a "host system") which enables operators of chains of gas stations/convenience stores to monitor and control activities at stores. Operators are able to obtain "real time" store level information (from all stores or any number of selected stores) at headquarters over communications lines to provide timely information for decision making.

    During the fiscal years ended October 31, 1997, 1996 and 1995, Canmax expensed approximately $615,000, $1,287,000 and $2,401,000, respectively, on product development activities. Canmax incurred approximately $209,000, $129,000 and $0 during the fiscal years ended October 31, 1997, 1996 and 1995, respectively, in software development costs, which were capitalized.

    TELECOMMUNICATIONS AND OTHER BUSINESSES

    PREPAID PHONE CARDS. USC provides convenient, cost-effective telecommunications products and services to individuals and businesses through its prepaid phone card (the "USC Card"). The USC Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. USC's services currently include domestic calling, outbound international long distance calling, as well as enhanced features such as customized greetings, sequential calling, and voice mail. The USC Card may also be recharged on-line with a major credit card, allowing the user to add minutes as needed.

    USC's revenues originate from (i) USC Card and co-branded phone card sales primarily through travel centers and truck stops, (ii) payroll deduction programs for trucking company drivers, (iii) cards sold for promotional marketing campaigns, (iv) corporate sales to businesses, and (v) recharges of existing phone cards.

    ONE PLUS LONG DISTANCE SERVICE. USC provides one plus long distance services to individuals and businesses that have been "presubscribed" by USC. As a result of deregulation in the industry, consumers have the right to select a long distance company of their choice to provide them with long distance services. To presubscribe these consumers, USC enters into agency agreements with these customers that designate USC as their long distance service provider.

    INTERNET ACCESS KIOSKS. Through USC's kiosks, called TravelNet, professional drivers and business and vacationing motorists are able to "surf the net" and send and receive e-mail, without subscription. In addition, subscribers can access America Online at the TravelNet kiosks. USC currently has internet access kiosks installed at 41 locations. TravelNet distinguishes itself in the marketplace by accepting cash as well as major credit cards. Many truck drivers do not carry credit cards and prefer using TravelNet on demand with cash and without subscription. See "Major Suppliers--PayNet Communications, Inc." In the future, USC anticipates selling the right for businesses to market their products and services through TravelNet.

    PAY TELEPHONES. USC intends to provide pay telephone services to its customers to complement its other telecommunications products. The truck stop and travel center industry has historically been a high volume user of pay telephones; however, until recently, pay telephone providers were not compensated for "1-800" calls. Recently enacted FCC rules related to "dial around compensation" are expected to increase revenues of independent pay telephone providers. See "Business--Telecommunications Business--Regulatory Environment."

    PALLET EXCHANGE SERVICES. Through USC's wholly-owned subsidiary, Convenient Pallets, Inc. ("CPI"), USC operates a pallet exchange business. By enabling carriers to obtain and discard pallets along their routes, CPI improves the efficiency of carriers and increases traffic at locations where it provides pallet exchange services. CPI sends its own management to each location in order to set up the pallet operation and administer training on all procedures. CPI pays all start up costs such as signs, pallet inventory, printing, pallet jacks and fencing. As of January 30, 1998 CPI was operating in 17 locations. CPI has earned the endorsement of AMBEST, an association of travel center owners, exposing the business to AMBEST's network of 130 franchised truck stops nationwide.

    MAJOR SUPPLIERS. USC believes that multiple suppliers are available to meet all of its product and service needs at competitive prices and rates and expects the availability of such products and services to continue in the future, however, the continuing availability of alternative sources cannot be assured. Transition from USC's existing suppliers, if necessary, could have a disruptive effect on USC's operations and could give rise to unforeseen delays and/or expenses. USC is not aware of any current circumstances that would require USC to seek alternative suppliers for any of the products or services used in the operation of its business. The following discusses USC's major suppliers.

    WorldCom Network Services, Inc. Both inbound calls to and outbound calls from USC's platform placed by consumers through USC's prepaid phone cards and long distance calls placed by customers subscribing to USC's one plus long distance services are carried by WorldCom Network Services, Inc. ("WorldCom"). USC obtains telecommunication services pursuant to supply agreements with WorldCom.

    CallSource, Inc. USC's prepaid phone card services are delivered through proprietary switching, application, and database access software running on the USC platform. The USC platform is located in Reseda, California, is owned by USC and is operated for USC by CallSource, Inc. ("CallSource"). The USC platform allows users to access USC's prepaid phone card services, and provides USC, through CallSource, with the flexibility to customize and add features to USC's services on a platform-wide basis. CallSource has also developed for USC a data reporting system which tracks inventory, controls fraud, monitors usage by card and retailer and allows USC to provide certain marketing information to its retailers and business customers.

    PayNet Communications, Inc. USC's TravelNet kiosks are operated under a technology license agreement with PayNet Communications, Inc. ("PayNet"). The licensed technology consists of a proprietary internet access software package located at each terminal which (i) tracks and reports revenues, use, and billing information by kiosk, (ii) allows periodic updating of the kiosk services by downloading new programs and (iii) provides troubleshooting reports. As USC's internet access service provider ("ISP"), PayNet provides validation, billing and collection of all credit card sales, software administrative systems, software updates to the licensed technology and telephonic technical support for repairs of the licensed technology.

COMPETITION

    SOFTWARE BUSINESS

    Canmax believes its competition can be categorized as follows:

    - pump manufacturers,

    - point-of-sale equipment manufacturers, and

    - specialized application software companies.

    Pump manufacturers supply the majority of point-of-sale devices used by gas stations and convenience stores. They supply specialized equipment with proprietary interfaces specific to their pump control consoles. The proprietary nature of their products limits the technology used and the ability to interface to other devices. Their primary intent, however, is to provide a complementary service to the sale of their

"core" product - pumps. Canmax faces competition from manufacturers such as Dresser Industries Inc., Gilbarco Inc. and Tokheim Corporation.

    Software firms, such as Canmax, specializing in gas and convenience store applications enjoy the advantage of bringing specialized knowledge and applications to customers. The industry, however, does not enjoy a strong reputation as service consultants who deliver solutions that meet/exceed customer expectations. Canmax faces competition from software firms such as Radiant Systems, Inc., MSI, Pinnacle, Inc., and Stores Automated Software, Inc. Canmax's service strategy is designed to employ "Pathmation," a consulting service process, to understand customer needs, while guiding and delivering appropriate products better than other marketplace alternatives.

    Specialized POS manufacturers traditionally have developed solutions based on their proprietary hardware. POS manufacturers, such as Verifone, Ltd. and IBM, also compete with Canmax.

    Many of Canmax's current and prospective competitors have substantially greater financial, technical and marketing resources than Canmax. Canmax could face significant competition upon any consolidation or alliance of major suppliers or competitors creating a larger, stronger presence in the marketplace. Canmax also anticipates that additional competitors may enter certain of Canmax's markets, resulting in even greater competition. There can be no assurance that Canmax will be able to compete with existing or new competitors. Increased competition could result in significant price reductions with negative effects upon Canmax's gross margins and a loss of market share, which could materially and adversely affect Canmax's business, financial condition and operating results.

    TELECOMMUNICATIONS BUSINESS

    PREPAID PHONE CARDS AND ONE PLUS LONG DISTANCE SERVICES. The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. Currently, numerous companies sell prepaid calling cards and USC expects competition to increase in the future. Other providers currently offer one or more of each of the services offered by USC. Telecommunication service companies compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. As a service provider in the long distance telecommunications industry, USC competes with three dominant providers, AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI"), and Sprint Corporation ("Sprint"), all of which are substantially larger and have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases than USC. These advantages afford USC's competitors the ability to (a) offer greater pricing flexibility, (b) more attractive incentive packages to encourage retailers to carry competitive products, (c) negotiate more favorable distribution contracts with retailers, and (d) negotiate more favorable contracts with suppliers of telecommunication services. USC believes that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers. In addition, the relatively low barriers to entry to the markets in which USC competes may encourage new competitors to enter the telecommunications market.

    The ability of USC to compete effectively in the telecommunications services industry will depend upon USC's ability to (i) continue to provide high quality services at prices generally competitive with, or lower than, those charged by its competitors and (ii) develop new innovative products and services. There can be no assurance that USC will be able to compete successfully in the future.

    INTERNET ACCESS KIOSKS. The recent popularity of the internet has resulted in increased modem access points at various high traffic and convenient locations, such as hotels and airports. Some of these access points are used by business and other travelers that carry laptop or other portable computers and have existing access through ISPs. Additionally, an increasing number of these locations are providing computer equipment and internet access to their users. USC's TravelNet kiosks provide both computer equipment and internet access through PayNet, USC's designated ISP. See "Products and Services--Telecommunications and Other Businesses--Major Suppliers--PayNet Communications, Inc". USC expects to encounter increased competition in the future from convenience store chains, trucking companies and travel centers implementing similar programs.

    PAY TELEPHONES. USC will compete for pay telephone locations with local exchange carriers ("LECs") and other independent pay telephone operators. USC will also compete, indirectly, with long distance companies that can offer location owners commissions on long distance calls made from LEC-owned pay telephones. Most LECs and long distance companies against which USC competes and some independent operators have greater financial, marketing, and other resources than USC. In addition, many LECs, faced with competition from independent pay telephone companies, have increased their compensation arrangements with owners of pay telephone locations to offer more favorable commission schedules.

    USC believes that pay telephone providers primarily compete on the following factors: (i) the commission payments to a location owner on both local and long distance calls (ii) the ability to serve accounts with locations in several local access transport areas or "LATAs", (iii) the quality of service, (iv) the ability to provide specialized services to a location owner and its telephone users, and (v) the ability to quickly respond to customer needs.

    USC competes with long distance carriers who provide dial-around services which can be accessed through USC's pay telephones. Certain national long distance operator service providers have launched advertising promotions which have increased dial-around activity on pay telephones owned by LECs and independent telephone companies. Recent regulatory initiatives resulting from implementation of the Telecommunications Act of 1996 are expected to increase the amount of dial around compensation received by independent pay telephone operators on their pay telephones. See "Business--Telecommunications Business--Regulatory Environment."

    PALLET EXCHANGE SERVICES USC operates its pallet exchange program both through buying and selling used pallets to and from carriers and buying new pallets from manufacturers as necessary to maintain inventories at its pallet exchange locations. Many pallet manufacturers are large companies with significantly greater financial resources than USC. These companies will be able to offer new pallets to carriers at lower prices than USC. In addition, trucking companies may compete with USC's pallet exchange program by offering similar services at various distribution facilities. USC believes that its ability to offer convenient access to and drop off points for pallets at travel plazas across the country differentiates its products and services from those of its actual or potential competitors. USC believes that the primary barrier to entry to this market is the ability to secure convenient locations for operating a pallet exchange program. Therefore, additional potential competitors include national gasoline stations and travel centers with locations along major transportation corridors.

SALES AND MARKETING

    Canmax markets C-Serve and ancillary products and services from its offices in Irving, Texas. Virtually all sales efforts are focused on the U.S., Canada and Mexico at this time. However, Canmax plans to expand its international marketing efforts in the future. More than 99% of 1997 revenue was derived from U.S. based customers. USC markets its products and services to truck stops, travel centers, and the transportation industry throughout the U.S.

BACKLOG

    Software and telecommunication products are generally delivered to customers when ordered and therefore there is no backlog of orders.

IMPACT OF YEAR 2000

    Canmax has completed an assessment of the impact of Year 2000 issues on its internal systems and developed software products and determined that it will be required to modify or replace portions of its internal systems and developed software products so that they will function properly with respect to dates in the year 2000 and thereafter. Canmax has initiated communications with all of its significant suppliers and customers to determine the extent to which Canmax's internal systems and developed software products are vunerable to those third parties failure to remediate their own Year 2000 issues. Canmax has commenced its Year 2000 compliance project. The project is estimated to be completed not later than December 31, 1998. Canmax believes that with modifications to existing internal systems and developed software products and conversions to new internal systems and developed software products, the Year 2000 issue will not pose significant problems for its internal systems and developed software products. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of Canmax. Canmax has concluded that the cost of its Year 2000 project will not materially impact future financial results. Canmax is in the process of evaluating Year 2000 issues related to the recently acquired business operations of USC.

EMPLOYEES

    As of October 31, 1997, Canmax had 100 full time employees. The functional distribution of the employees was 9 in sales and marketing and professional services, 44 in product development and advanced research, 12 in general and administration, and 35 in service, support and education. All are located in Irving, Texas with the exception of two sales employees located outside Texas. As of January 30, 1998, USC had 11 full time employees. All employees are located in San Diego, California with the exception of 5 employees located in Arkansas, Connecticut, Utah and Florida. No employees are represented by a labor union, and Canmax and USC consider their employee relations to be excellent.

NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. See Note 12 to the Consolidated Financial Statements.

ITEM 2.  PROPERTIES

    Canmax occupies 47,178 square feet of office space at 150 West Carpenter Freeway, Irving, Texas, pursuant to a lease which expires August 31, 1998. The space is used for executive, administrative, sales, engineering personnel, help desk and related services, as well as for inventory storage and demonstration purposes. Currently, Canmax does not have an option to renew the lease, however, Canmax is reviewing proposals for suitable available space at several alternative locations. Canmax does not believe it has been or will be materially affected by environmental laws.

    USC occupies 4,094 square feet of office space at 12245 World Trade Drive, San Diego, California, pursuant to a lease which expires December 31, 2000. The space will be used for sales and marketing purposes.

ITEM 3.  LEGAL PROCEEDINGS

    Neither Canmax, USC, nor any of their subsidiaries are party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR COMMON STOCK

    Canmax has only one class of shares, common stock without par value, which is traded on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market. Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or purpose for either cancellation or surrender or provisions for sinking or purchase funds.

    Canmax was listed on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market on February 10, 1994, and trades under the symbol "CNMX."

    Canmax's principal executive offices are located at 150 West Carpenter Freeway, Irving, Texas 75039, and its telephone number is (972) 541-1600.

CHANGE IN NASDAQ LISTING REQUIREMENTS

    On August 25, 1997, the U.S. Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market approved increases in the listing and maintenance standards governing the Nasdaq SmallCap Market. These new standards require, as a condition to continued listing on the Nasdaq SmallCap Market, an issuer to maintain either "net tangible assets" (defined as total assets, excluding goodwill, minus total liabilities) of $2.0 million, market capitalization of $35.0 million or net income in two of the last three fiscal years of at least $0.5 million. Companies failing to satisfy the new listing requirements are allowed a six month "compliance" period during which they may take appropriate steps to comply with the new listing requirements. As of October 31, 1997, Canmax had net tangible assets of approximately $2.2 million and a market capitalization of approximately $11.2 million. In addition, Canmax has not had net income of $0.5 million in any of its last three fiscal years. If in the future Canmax fails to satisfy the requirements for continued listing on the Nasdaq SmallCap Market, Canmax will be subject to being delisted from the Nasdaq SmallCap Market. The delisting of Canmax would materially adversely affect the liquidity of the Canmax Common Stock and the operations of Canmax.

MARKET PRICES OF CANMAX COMMON STOCK

    The following table sets forth for the fiscal periods indicated the high and low closing sales price per share of Canmax Common Stock as reported on the Nasdaq SmallCap Market. All per share amounts have been retroactively adjusted to reflect a one-for-five reverse stock split of Canmax's Common Stock effective December 21, 1995. The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

                                                                                                CANMAX
                                                                                             COMMON STOCK
                                                                                            CLOSING PRICES
                                                                                         --------------------
                                                                                           HIGH        LOW
                                                                                         ---------  ---------
FISCAL 1996
  First Quarter........................................................................  $    4.31  $    2.19
  Second Quarter.......................................................................  $    4.63  $    2.50
  Third Quarter........................................................................  $    4.50  $    1.63
  Fourth Quarter.......................................................................  $    3.25  $    1.50

FISCAL 1997
  First Quarter........................................................................  $    2.50  $    1.50
  Second Quarter.......................................................................  $    2.88  $    1.50
  Third Quarter........................................................................  $    2.75  $    1.88
  Fourth Quarter.......................................................................  $    2.50  $    1.38

FISCAL 1998
  First Quarter........................................................................  $    1.50  $    0.88
  Second Quarter (through February 10, 1998)...........................................  $    1.13  $    1.03

    The closing price for the Canmax Common Stock on February 10, 1998 as reported by Nasdaq was $1.13.

DIVIDENDS

    Canmax has never declared or paid any cash dividends on the Canmax Common Stock and does not presently intend to pay cash dividends on the Canmax Common Stock in the foreseeable future. Canmax intends to retain future earnings for reinvestment in its business.

    Additionally, dividends are restricted to less than 5% of net operating income in accordance with the terms of the convertible loan agreement effective December 15, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Sources of Capital" and Notes to the Consolidated Financial Statements regarding subsequent events.

HOLDERS OF RECORDS

    There were 454 stockholders of record as at February 10, 1998, and approximately 4,000 beneficial stockholders.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         FISCAL YEARS ENDED OCTOBER 31,
                                                              -----------------------------------------------------
                                                                1997       1996       1995       1994       1993
                                                              ---------  ---------  ---------  ---------  ---------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues....................................................  $  12,736  $  12,264  $   8,996  $   9,675  $   4,659
Cost of software licenses, product revenue and development
  revenue...................................................      5,337      4,489      4,352      3,219      1,411
Operating expenses..........................................      7,291      7,604      8,328      8,305      4,361
Interest expense, net.......................................         21         28         50         66         29
Writedown of capitalized software...........................         --         --         --      4,127         --
Net income (loss)...........................................         87        143     (3,734)    (6,042)    (1,142)
Net income (loss) per share(1)..............................  $    0.01  $    0.02  $   (0.79) $   (1.54) $   (0.31)

CONSOLIDATED BALANCE SHEET DATA:
Total assets................................................  $   4,707  $   5,650  $   4,702  $   5,328  $   6,883
Working capital (deficiency)................................        793        208       (469)       146        526
Non-current obligations.....................................        178        256        265      1,375        146
Shareholders' equity........................................      2,220      2,075      1,719      1,910      4,045

------------------------

(1) All per share amounts have been retroactively adjusted to reflect a one-for-five reverse stock split of Canmax Common Stock effective December 21, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

GENERAL

    Canmax generates its revenues primarily through three sources:

    1. licensing its sophisticated software systems and selling or licensing ancillary hardware and third party software to operators of retail petroleum and convenience stores;

    2. providing related development, customization, and enhancement to its customers, and

    3. providing maintenance by way of 24 hour per day, 365 day per year help desk, and other services.

    The following table sets forth certain financial data as a percentage of total net revenues and the percentage change for the periods indicated.

                                                                   PERCENTAGE OF TOTAL REVENUE
                                                              -------------------------------------         PERCENTAGE
                                                                                                       INCREASE (DECREASE)
                                                                  FISCAL YEAR ENDED OCTOBER 31,      ------------------------
                                                                 1997         1996         1995         1997         1996
                                                              -----------  -----------  -----------  -----------  -----------
Revenues:
  Software licenses and product revenue.....................       15.1%        15.5%        34.8%         1.2%       (39.2)%
  Development...............................................       68.3%        64.7%        42.2%         9.6%       108.9%
  Service agreements........................................       16.6%        19.8%        23.0%       (13.0)%       17.2%
                                                                  -----        -----        -----
                                                                  100.0%       100.0%       100.0%         3.9%        36.3%
                                                                  -----        -----        -----
Costs and expenses:
  Costs of software licenses, product revenue and
    development revenues....................................       41.9%        36.6%        48.3%        18.9%         3.1%
  Customer service..........................................       17.7%        18.9%        26.2%        (2.9)%       (1.6)%
  Product development.......................................        4.8%        10.5%        26.7%       (52.3)%      (46.4)%
  Sales and marketing.......................................        4.8%         3.6%         7.4%        38.1%       (33.6)%
  General and administrative................................       29.9%        29.0%        32.3%         7.3%        22.4%
  Interest and financing....................................        0.2%         0.2%         0.6%       (26.0)%      (44.4)%
                                                                  -----        -----        -----
                                                                   99.3%        98.8%       141.5%         4.4%        (4.8)%
                                                                  -----        -----        -----
  Net income (loss).........................................        0.7%         1.2%       (41.5)%      (38.8)%      103.8%
                                                                  -----        -----        -----
                                                                  -----        -----        -----

RESULTS OF OPERATIONS--1997 VERSUS 1996
  REVENUE

    For the year ended October 31, 1997, Canmax had revenues of $12,736,223, an increase of $472,363 or 3.9% over 1996. During 1997, The Southland Corporation (Southland) and NCR Corporation (NCR) accounted for approximately 92% of Canmax's total revenue as compared with approximately 83% for the comparable period of 1996.

    Software licenses and product revenue for the year ended October 31, 1997 increased by 1.2% from $1,901,302 in 1996 to $1,924,897 in 1997. This increase is primarily due to increased software and hardware sales to Southland during the first nine months of 1997 for the planned implementation by Southland of a Windows NT solution that commenced in December, 1997 and the sale to Southland in October, 1997 of the right to use, possess and modify the source code of the software developed by Canmax for Southland, for a one-time license fee of $1.0 million. These increases were partially offset by a decline in sales of software and hardware components to other customers and a decrease in software and hardware sales to Southland resulting from the completion of one phase of a UNIX store upgrade which commenced during 1995 and concluded during the first quarter of 1996.

    Development revenue for the year ended October 31, 1997 increased $763,823 or 9.6% from $7,940,515 in 1996 to $8,704,338 in 1997. Development revenue from the base contract with Southland continued to decline from approximately $1,564,000 in 1996 to approximately $799,000 during the same period in 1997, in accordance with the terms of the contract. Additionally, during 1996, Canmax recognized development revenues of approximately $2,165,000 for work associated with a contract between Canmax and NCR to develop a preliminary (non scanning) point of sale software application in UNIX for Southland. This project was completed in July, 1996. Also during 1996, Canmax recognized approximately $3,920,000 of development revenue for work performed under an agreement which commenced in May, 1996 with NCR and Southland to develop a scanning point of sale application for Southland and other associated inventory, merchandising, and back office functions, running in a Windows NT environment

(the "Southland Windows NT development project"). Canmax recognized revenues of approximately $7,560,000 during 1997 related to the Southland Windows NT development project. Modifications to original project requirements increased total project revenues from $9.5 million to $11.5 million. The Southland Windows NT development project was completed in October, 1997. Additionally, during the fourth quarter of 1997, Canmax provided development and other resources to Southland on an as-needed basis. Canmax recognized approximately $254,000 of development revenue related to this effort.

    Development revenue increased $1,415,028 or 50.0% from $603,731 in the third quarter of 1997 to $2,018,759 in the fourth quarter of 1997. During the third quarter of 1997, Canmax undertook a significant work effort to support the expanded testing of the Southland Windows NT development project for an interim period up to pilot implementation. This expanded work effort was out of scope of the original contract. Accordingly, at the end of the third quarter, Canmax increased its cost estimates used to compute development project revenue under the percentage-of-completion method and expensed all costs incurred related to the additional work effort, including approximately $854,000 for work performed during the third quarter of 1997. Canmax subsequently negotiated approximately $981,000 of additional revenue related to this work effort. Therefore, as the project was completed in October, 1997, Canmax recognized approximately $543,000 of remaining revenue under the percentage-of-completion method and approximately $981,000 of the approved change control during the fourth quarter of 1997.

    Canmax has negotiated with Southland to provide development and other resources to Southland on an as-needed basis through December, 1998. Canmax is in discussions with Southland regarding the renegotiation of its contract, but no definitive agreement has been reached to date. See "Products and Services--Software Business--Major Contracts--Southland Agreements."

    Service agreements revenue for the year ended October 31, 1997 decreased $315,055 or 13.0% from $2,422,043 in 1996 to $2,106,988 in 1997. This decrease resulted from a decline in the installation, training and site survey revenues reflecting a lower number of new installations of Canmax's proprietary software accompanied by a decrease in calls received from Southland locations by the 24 hour/7 day a week help desk, which caused a decline in revenue due to the structure of the support contract with Southland.

    See discussion in "Liquidity and Sources of Capital" for future trends and status of contracts.

GROSS MARGIN

    Gross margin, as a percentage of software licenses and product revenue, was 59.9% for the year ended October 31, 1997 as compared with 30.5% for the same period in 1996, prior to 1996 inventory writedowns of $217,623. Gross margin on software sales for 1997 was 66.4% compared with 23.9% for the same period in 1996, excluding 1996 inventory writedowns. The increase is due to the effects of the higher margin source code sale to Southland in October, 1997. This increase in margin was partially offset by a decrease in margin resulting from increased sales of lower margin purchased software during the reporting period coupled with a decline in sales of Canmax's higher margin proprietary software. Gross margin on hardware sales for 1997 was 37.6% compared with 32.8% for the same period in 1996, excluding 1996 inventory writedowns. The increase in margin resulted from a change in the mix of hardware components sold. Included in the cost of revenues of software licenses and product revenue for 1996 is a one time writedown of $105,763 for software inventory that Canmax determined was necessary due to the limited likelihood of future sales of that item. Further, also included in cost of revenues of software licenses and product revenue for 1996 is a one time writedown of inventory of $111,860 that Canmax determined was required to reflect the inventory at net realizable value.

    Gross margin on development revenues for 1997 was 47.6% for the year ended October 31, 1997 as compared with 62.9% for the same period in 1996. This decrease is partially due to lower anticipated profit margins on the Southland Windows NT development project as compared to the NCR/Southland development project in progress in 1996, the preliminary (non scanning) point of sale software application in UNIX as well as changes in cost estimates of the Southland Windows NT development project. The lower planned profit margin is a result of the need to employ a significant number of highly skilled contractors to complete certain phases of the Southland Windows NT development project throughout the life of the project which was completed in October, 1997. No such requirements were necessary or incurred for the NCR/Southland UNIX based project which was completed in July, 1996.

    Gross margin on development revenue for the fourth quarter of 1997 was 67.5% as compared to (51.9)% for the third quarter of 1997. This increase is primarily related to changes in project cost estimates and accounting for the additional work effort undertaken in the third quarter of 1997. As previously discussed, during the third quarter of 1997, Canmax undertook a significant work effort to support the extended testing of the Southland Windows NT development project for an interim period up to pilot implementation. This expanded work effort was out of the scope of the original contract. Accordingly, at the end of the third quarter, Canmax increased its cost estimates used to compute development project revenue under the percentage-of-completion method and expensed all costs incurred related to the additional work effort, including approximately $854,000 for the work effort performed during the third quarter of 1997. Canmax subsequently negotiated approximately $981,000 of additional revenue related to this work effort. Therefore, as the Southland Windows NT development project was completed in October, 1997, Canmax recognized approximately $543,000 of remaining revenue under the percentage-of-completion method and approximately $981,000 of the approved change control during the fourth quarter of 1997.

EXPENSES

    Customer service costs for the year ended October 31, 1997 decreased by 2.9% compared with the same period in 1996. The decline in costs is due to lower operating costs for the service arising from increased efficiencies and lower overall expenditure levels.

    Product development costs declined $672,463 or 52.3% from $1,286,966 in 1996 to $614,503 in 1997. The reduction is due to a significant increase in funded development projects which resulted in development expenditures being included in cost of revenues. Additionally, there was an increase in software development costs capitalized. During the first quarter of 1996, Canmax capitalized $128,874 of software development costs relating to a new credit card processing network interface as compared with $209,202 of such costs capitalized in the fourth quarter of 1997 relating to Canmax's next generation Windows based project which is scheduled for release in the first calendar quarter of 1998.

    General and administrative expenses increased $258,225 or 7.3% from $3,555,042 in 1996 to $3,813,267 in 1997. This net increase is primarily due to Canmax expensing approximately $360,000 of merger related costs during October, 1997 upon termination of the proposed merger with Auto Gas Systems, Inc. These costs, comprised primarily of legal and other professional fees incurred during the second and third quarter of 1997, were originally deferred and would have been accounted for as additional purchase price or as a reduction in the fair value of the securities issued upon consummation of the proposed merger transaction. Additionally, Canmax experienced increases in expenditures related to the establishment of a business development unit, responsible for identifying new business opportunities and project management and increased expenditures for investor relations. These increases were partially offset by a reduction in development project premiums to ensure timely completion of projects and performance bonuses.

    Sales and marketing expenses increased by $167,864 or 38.1% from $440,581 in 1996 to $608,445 in 1997. These increases are due to increased headcount and advertising and marketing expenditures aimed at generating interest in existing products as well as Canmax's new Windows based product scheduled for release in the first calendar quarter of 1998.

    For the year ended October 31, 1997 Canmax recorded no tax provision as net operating loss carryforwards of approximately $20.3 million would offset any tax liability related to fiscal year 1997.

    As a result of the foregoing, Canmax generated net income of $87,331, or $0.01 per share, for the year ended October 31, 1997 as compared with net income of $142,614, or $0.02 per share, for the year ended October 31, 1996.

RESULTS OF OPERATIONS--1996 VERSUS 1995
  REVENUE

    For the year ended October 31, 1996, Canmax had revenues of $12,263,860, an increase of $3,267,773, or 36.3%, over 1995. The improvement in revenue is a result of growth in service agreement revenues and significant growth in development revenue as Canmax completed a project to develop a preliminary (non scanning) point of sale software application in UNIX for Southland and commenced a project to produce a scanning point of sale application and other associated inventory, merchandising, and back office functions for Southland in a Windows NT environment.

    Software licenses and product revenue for the year ended October 31, 1996 was $1,901,302, a decrease of $1,226,133, or 39.2% over 1995. The decrease is primarily due to the sale during 1995 of software and hardware components to Southland in accordance with their contract which did not occur during 1996. The provision of these items to Southland under their contract commenced during 1995 and concluded during the first quarter of 1996.

    Development revenue for the year ended October 31, 1996 was $7,940,515, an increase of $4,139,307, or 108.9% over 1995. While development revenue from the base contract with Southland declined in accordance with the terms of the contract compared with the same period in 1995, Canmax recognized additional development revenue of approximately $2,165,000 for work associated with a contract between Canmax and NCR to develop a preliminary (non scanning) point of sale software application in UNIX for Southland. This project was completed in July 1996. In fiscal 1996, Canmax reached agreement with NCR to develop for Southland a next generation Windows NT based version of the Canmax "C-Serve" convenience store software for $9.5 million. The resulting product will be used in Southland's approximately 5,000 7-Eleven stores in the United States. NCR was chosen by Southland to provide project management and other professional services for this project. The $9.5 million in revenues is in addition to previous contracts awarded to Canmax from Southland. During 1996, Canmax recognized revenue of $3,920,098 under this agreement. No such revenue was recorded in 1995.

    Service agreements revenue for the year ended October 31, 1996 was $2,422,043, an increase of $354,599, or 17.2%, over 1995. This improvement results from an increase in revenue from the 24 hour/7 day a week help desk services of 49.4%, reflecting an increase in the number of sites supported from 3,654 as of October 31, 1995 to 5,912 as of October 31, 1996. While the number of sites increased by 61.8%, revenue increased at a lower rate due to the structure of the support contract with Southland which provided for a minimum payment until a certain volume of support calls was reached. These increases were offset by a reduction in installation and training revenue resulting from a decrease in the number of sites installed and trained in 1996 compared with 1995.

GROSS MARGIN

    Gross margin as a percentage of software license, product and development revenue was 56.6% for the year ended October 31, 1996 compared with 37.2% for the same period in 1995, prior to 1996 inventory writedowns of $217,623.

    Gross margin on software sales increased from 17.6% for the year ended October 31, 1995 to 23.9% for the same period in 1996, excluding the $105,763 software inventory writedown recorded in 1996. This improvement was due to a change in mix of products sold away from low margin products sold to Southland during 1995 to a mix that is more representative of higher margin products sold during 1996. Gross margin on hardware sales increased slightly from 31.6% for the year ended October 31, 1995 to 32.8% for the same period in 1996, excluding the $111,860 hardware inventory writedown recorded in 1996. The improvement in 1996 was due to the sale of hardware with higher than normal margins compared with 1995.

    For the year ended October 31, 1996, the gross margin on development revenue was 62.9% compared with 47.1% for the same period in 1995. The improvement is a result of improved profit margins negotiated on Canmax's development projects.

EXPENSES

    For the year ended October 31, 1996, customer service costs decreased 1.6% compared with the same period in 1995. The decline in cost despite the increase in the number of sites supported from 3,654 to 5,912 is due to lower operating costs for the service arising from increased efficiencies and lower overall expenditure levels.

    For the year ended October 31, 1996, product development costs declined from $2,401,306 for the same period in 1995 to $1,286,966, a reduction of 46.4%. The reduction was due to an overall reduction in product development funded by Canmax and due to the capitalization of software development costs amounting to $128,874 relating to a new credit card processing network interface Canmax developed during the first quarter of 1996.

    General and administrative expenses increased 22.4% for the year ended October 31, 1996 compared with 1995, predominately as a result of the establishment of a business development unit responsible for identifying new business opportunities and project management. Sales and marketing expenses declined 33.5% for the year ended October 31, 1996 compared with the same period in 1995. These cost reductions are a result of lower expenditure levels.

    During the year ended October 31, 1996, Canmax announced it would close its wholly owned subsidiary, Dataplane Technologies Inc., on August 31, 1996. Dataplane had designed and developed certain communication processor boards which allow C-Serve to handle some of the communication protocols and device interfaces used in the industry. Canmax determined that the technology had a limited life and it would no longer continue to develop and manufacture the technology. Canmax has licensed the manufacturing rights of the technology to Bass Inc. for the next three years and anticipates providing for future requirements through Bass. In addition, Canmax closed its non operating subsidiary, The Point of Sale Corporation.

    The cost of closing these subsidiaries has been included in part in the writedown of $217,623 of inventory previously discussed and $25,000 included in general and administrative expense representing the write off of intellectual property.

    At October 31, 1996, Canmax ceased operations of its wholly owned subsidiary, Canmax Retail Systems (British Columbia), which had been providing software development services on a software development project which was completed on October 31, 1996. Canmax does not anticipate to incur any additional material costs to close this subsidiary.

    For the year ended October 31, 1996, Canmax recorded no tax provision as net operating loss carryforwards of approximately $19.1 million would offset any tax liability related to fiscal year 1996.

    As a result of the foregoing, Canmax generated net income of $142,614, or $0.02 per share, for the year ended October 31, 1996 as compared with incurring a net loss of $3,734,450, or $0.79 per share, for the year ended October 31, 1995.

LIQUIDITY AND SOURCES OF CAPITAL

    At October 31, 1997, Canmax had working capital of $792,807. For the fiscal year ended October 31, 1997, Canmax used cash from operating activities of $306,463. Canmax maintained liquidity during fiscal 1997 primarily by utilizing cash generated from operating activities. To maintain liquidity during fiscal 1998, Canmax must (i) increase revenue through the successful completion of on-going development contracts with customers, the introduction of new products to the marketplace, increasing the market share for existing products and services, and negotiating new development contracts with customers and/or (ii) obtain additional lines of credit. Additionally, in December, 1997, Canmax entered into a convertible loan agreement and on February 11, 1998, Canmax entered into a loan commitment letter to help provide for its liquidity needs. See "Convertible Loan Agreements." Canmax believes that it will meet its liquidity needs in 1998 through cash generated from the operations of its existing software business, newly acquired telecommunications business, and, if necessary, through utilization of its existing loan and loan commitment agreements.

    At October 31, 1996 and 1995 Canmax had a net working capital surplus (deficiency) of $208,466 and ($468,653), respectively. During the years ended October 31, 1996 and 1995 Canmax provided (used) cash from operating activities of $888,220 and ($1,529,593), respectively.

    Canmax maintained liquidity during fiscal 1996 primarily from net proceeds arising from the sale of common stock from the exercise of stock options which provided cash of $208,940 during the second quarter of 1996 and from cash provided by operating activities during the third and fourth quarter of 1996. Canmax maintained liquidity during fiscal 1995 primarily from the receipt of proceeds from the sale of common shares and exercise of stock options, the conversion of certain EDS development obligations into shares of common stock and the proceeds received from shareholder advances.

    CONVERTIBLE LOAN AGREEMENTS

    On December 15, 1997, Canmax executed a convertible loan agreement with a shareholder, Founders Equity Group, Inc., ("Founders") which provides financing of up to $500,000. Funds obtained under the loan agreement are collateralized by all assets of Canmax and bear interest at 10%. Required payments are for interest only and are due monthly beginning February 1, 1998. Borrowings under the loan agreement mature January 1, 1999, unless otherwise redeemed or converted.

    Under the terms of the loan agreement, Founders may exercise its right at any time to convert all, or in multiples of $25,000, any part of the borrowed funds into Canmax Common Stock at a conversion price of $1.25 per share. The conversion price is subject to adjustment for certain events and transactions as specified in the loan agreement. Additionally, the outstanding principal amount is redeemable at the option of Canmax at 110% of par.

    As of February 11, 1998, Founders had advanced to Canmax $350,000 under the loan agreement. Canmax used these funds to pay fees and expenses related to the USC acquisition, to advance to USC $250,000, and for general working capital requirements, all of which are permitted uses of proceeds under the loan agreement.

    On February 11, 1998, Canmax and Founders executed a loan commitment letter which provides for multiple advance loans of up to $2 million over the ensuing 12 month period. Funds obtained under the loan commitment agreement are collateralized by all assets of Canmax and bear interest at 10%. Interest is payable monthly and borrowings under the agreement mature one year from the date of the advance. Amounts borrowed under the agreement are convertible into Canamx Common Stock at a conversion price equal to the five (5) day trading average of the Canmax Common Stock immediately preceding the date of the advance. The maximum amount of Canmax Common Stock issuable under the loan commitment is 1.6 million shares. As consideration for the loan commitment, Canmax paid a commitment fee of $10,000. As of February 11, 1998, no amounts had been advanced to Canmax under the loan commitment agreement.

    PRODUCT DEVELOPMENT

    To complete development of the next generation Windows based product, Canmax will need to perform additional development effort that is not funded by work currently being performed for Southland. Costs necessary to perform the additional development and to bring the new product to market are estimated to range from $250,000 to $500,000. Canmax increased its sales and marketing efforts in 1997 in order to generate market interest in existing systems as well as new products under development.

    Canmax believes that it may be necessary to raise additional capital to complete development of its next generation product within the critical window of opportunity and to provide vital marketing and other support services. If cash generated by operations is insufficient to satisfy Canmax's liquidity requirements, Canmax may be required to sell additional debt or equity securities or utilize existing lines of credit, delay new product development or restructure operations to reduce costs. Such financing could have a dilutive effect on the stockholders of Canmax.

    USC LIQUIDITY NEEDS

    Canmax anticipates that approximately $3.5 to $5.0 million will be required to realize anticipated revenue growth in its telecommunications businesses. These funds will be used to purchase and install additional prepaid phone card vending machines and internet access kiosks. Canmax is seeking to secure equipment financing for these purchases.

    In addition, Canmax anticipates incurring at least $75,000 in fees and expenses to obtain federal and state authorizations and approvals related to USC's telecommunications business.

    ACQUISITIONS

    Canmax continues to review an acquisition strategy within its current industry and other related markets. From time to time Canmax will review acquisition candidates with products, technologies or other services that could enhance Canmax's product offerings or services. Any material acquisitions could result in Canmax issuing or selling additional debt or equity securities, obtaining additional debt or other lines of credit and may result in a decrease to Canmax's working capital depending on the amount, timing and nature of the consideration to be paid.

    SOUTHLAND AGREEMENTS

    In December, 1993, Canmax signed a five year agreement with Southland to provide software licenses, development services, and provide hardware and help desk services (the "Master Agreement"). Southland chose Canmax's proprietary convenience store automation software, C-Serve, as the basis for its automation of store functions and operations at its corporate and franchise operated 7-Eleven convenience stores in the United States. Software licensing, product and service revenue under this agreement during the fiscal years ended October 31, 1997, 1996, and 1995 totaled approximately $2,051,000, $2,581,000 and
$3,733,000, respectively, while development revenues recorded under the Master Agreement during these same periods totaled approximately $799,000, $1,564,000 and $1,792,000, respectively.

    On October 31, 1997, Canmax and Southland entered into Amendment No. 3 to the Master Agreement (the "Southland Amendment"). Pursuant to the terms of the Southland Amendment, Canmax allowed Southland to exercise its right as specified in the Master Agreement to use, possess and modify the source code for the software developed by Canmax for Southland for a one-time license fee of $1.0 million. Payment of the license fee was due in two installments of $500,000. The first installment was received in November, 1997 and the second installment was received in January, 1998. The Southland Amendment also contains Southland's agreement to purchase from Canmax on or before December 7, 1998, no less than $4.0 million of hardware, software maintenance, help desk, development and other services. Although Southland has committed to purchase certain products and services totaling a minimum of $4.0 million through December 7, 1998 in accordance with the terms of the Southland Amendment, Southland's use and possession of the source code could result in a material reduction in Southland's reliance upon, and payment of fees for development services to, Canmax. The use by Southland of its own staff or a third-party other than Canmax to perform such services could have a material adverse effect on Canmax.

    From time to time, Canmax may also provide development and other resources to Southland on an as-needed basis under various agreements at terms specified in the Master Agreement. Approximately $254,000 of development revenue under such agreements was recognized by Canmax in fiscal 1997. Such agreements extend through December, 1998.

    In 1995, Canmax contracted with NCR to successfully bid for two additional contracts with Southland relating to business requirements definition and the development of a preliminary point of sale system. These projects resulted in revenues to Canmax of approximately $2,165,000 and $1,005,000 in the fiscal years ended October 31, 1996 and 1995, respectively.

    During fiscal 1996, Canmax reached an agreement with NCR to develop for Southland a next generation Windows NT based version of the Canmax C-Serve convenience store software for $9.5 million. NCR was chosen by Southland to provide project management and other professional services for the project. Modifications to project requirements increased total project revenues from $9.5 million to $11.5 million. Approximately $7,560,000 and $3,920,000 of development revenues under such agreement was recognized by Canmax in fiscal 1997 and 1996, respectively.

    Canmax is in discussions with Southland regarding the renegotiation of its contract, but no definitive agreement has been reached to date. While Canmax anticipates that it will successfully negotiate future agreements with Southland, there can be no assurances either that Canmax will continue to provide services to or receive revenue from Southland after the expiration of the existing contracts in December, 1998 or, if Canmax enters into new agreements with Southland extending beyond December, 1998, the amount of revenues Canmax will receive thereunder. Any termination or significant disruption of Canmax's relationships with Southland could have a material adverse effect on Canmax's business, financial condition and results of operations.

    Due to periodic fluctuations in billing and collection cycles in the Southland relationship, Canmax's accounts receivable as a percentage of its total assets will fluctuate; however, Canmax does not anticipate any material problems in collecting its accounts receivable with Southland. Any material adverse change in the ability of Southland to pay the amounts owed to Canmax would result in a write down in such receivables (beyond any reasons currently established therefor) and, if significant, could have a material adverse effect on Canmax.

    In October, 1997 Canmax completed an enhanced version of its C-Serve product to run on the Windows NT operating system in conjunction with a development project with NCR and Southland. Canmax continues to develop a generic version of its C-Serve software that runs under the Microsoft Windows family of operating systems. This product is expected to be completed in the first calendar quarter of 1998. The new product is being developed in conjunction with the NCR/Southland project noted above and is expected to include state of the art technology and best industry practices for the management of retail gas stations and convenience stores.

CHANGE IN NASDAQ LISTING REQUIREMENTS

    On August 25, 1997, the listing and maintenance standards applicable to the Nasdaq SmallCap Market were increased. See "Market for Registrant's Common Equity and Related Stockholder Matters-- Nasdaq Increased Listing Standards." Although Canmax met the new requirements at October 31, 1997, there can be no assurances that Canmax will continue to do so in the future. If in the future Canmax fails to satisfy the requirements for continued listing on the Nasdaq SmallCap Market, Canmax will be subject to being delisted from the Nasdaq SmallCap Market. The delisting of Canmax would materially adversely affect the liquidity of the Canmax Common Stock and the operations of Canmax.

    The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations of Canmax" section contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent Canmax's expectations or beliefs concerning, among other things, future operating results and various components thereof and the adequacy of future operations to provide sufficient liquidity. Canmax cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation: user acceptance of Windows NT as an operating system, continued acceptance of UNIX based software and Canmax's products and services, timing of completion of development projects and new products, competitive factors such as pricing and the release of new products and services by competitors, potential need for additional financing to fund product development, capital expenditure financing, general economic conditions, product demand, manufacturing efficiencies and merger and acquisition integration.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 of Form 10-K is presented at pages F-1 to F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVES OFFICERS OF THE REGISTRANT

    The information required by this item will be contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 28, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item will be contained in the Registrant's definitive proxy statement which the Registrant's will file with the Commission no later than February 28, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 28, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will contained in the Registrant's definitive proxy statement which the Registrant will file with the Commission no later than February 28, 1998 (120 days after the Registrant's fiscal year end covered by this Report) and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A)  (1) AND (2) LIST OF FINANCIAL STATEMENTS

    The response to this item is submitted as a separate section of the Report. See the index on Page F-1.

    (3) EXHIBITS

    The following is a list of all exhibits filed with this 10-K, including those incorporated by reference.

 EXHIBIT
   NO.     DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------------------------------------
   2.1     Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc.
             and USCommunication Services, Inc. (filed as Exhibit 2.1 to Form 8-K filed February 9, 1998 (the
             "USC 8-K"), and incorporated herein by reference)

   3.1     Articles of Incorporation (filed as Exhibit 3.01 to Canmax's Registration Statement on Form 10,
             File No. 0-22636 (the "Form 10"), and incorporated herein by reference)

   3.2     Bylaws (filed as Exhibit 3.02 to the Form 10 and incorporated herein by reference)

   4.1     Registration Rights Agreement between Canmax and the Dodge Jones Foundation (filed as Exhibit 4.02 to Canmax's Quarterly Report on Form 10-Q for the period ended April 30, 1997 and incorporated herein by reference)

   4.2     Registration Rights Agreement between Canmax and Founders Equity Group, Inc. (filed as Exhibit
             4.02 to Canmax's Quarterly Report on Form 10-Q for the period ended April 30, 1997 and incorporated herein by reference)

   4.3     Amended Stock Option Plan (filed as Exhibit 10.08 to Canmax's Quarterly Report on Form 10-Q for
             the period ended July 31, 1996 and incorporated herein by reference)

   9.1     Voting Trust Agreement of Nationwide Transportation Products, Inc. (subsequently known as
             USCommunication Services, Inc.) made as of May 1, 1997 (filed as Exhibit 9.1 to the USC 8-K and incorporated herein by reference)

   9.2     First Amendment to Voting Trust Agreement of USCommunication Services, Inc. dated as of December
             1, 1997 (filed as Exhibit 9.2 to the USC 8-K and incorporated herein by reference)

  10.1     Master Agreement for Computer Software Development, License and Maintenance between CRSI and The
             Southland Corporation (filed as Exhibit 10.05 to the Form 10 and incorporated herein by reference)

  10.2**   Software Development Agreement dated July 1, 1996 between NCR Corporation and CRSI (filed as
             Exhibit 10.09 to Canmax's Annual Report on Form 10-K for the period ended October 31, 1996)

 EXHIBIT
   NO.     DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------------------------------------
  10.3     Office Building Lease between Canmax and Commercial Properties Inc. (filed as Exhibit 10.3 to
             Canmax's Registration Statement on Form S-3, File No. 333-33523 (the "Form S-3"), and
             incorporated herein by reference)

  10.4     Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant
             (filed as Exhibit 10.4 to the Form S-3 and incorporated herein by reference)

  10.5     Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Philip Parsons
             (filed as Exhibit 10.5 to the Form S-3 and incorporated herein by reference)

  10.6     Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Debra L. Burgess
             (filed as Exhibit 10.6 to the Form S-3 and incorporated herein by reference)

  10.7     Amendment No. 3 to Master Agreement for Computer Software Development, License and Maintenance
             dated October 31, 1997 between Canmax Retail Systems, Inc. and The Southland Corporation (filed as Exhibit 10.7 to the Form S-3 and incorporated herein by reference)

  10.8*    Convertible Loan Agreement by and between Canmax Inc. and Canmax Retail Systems, Inc. as
             Co-Borrowers and Founders Equity Group, Inc. and Founders Mezzanine Investors III, LLC as
             Lenders dated December 15, 1997

  10.9*    Security Agreement between Canmax Inc. and Canmax Retail Systems, Inc. as Co-Borrowers and
             Founders Equity Group, Inc. and Founders Mezzanine Investors III, LLC as Lenders dated December
             15, 1997

  10.10*   Canmax Inc. and Canmax Retail Systems, Inc. 10.00% Senior Secured Convertible Debenture No. 1

  10.11*   Canmax Inc. and Canmax Retail Systems, Inc. 10.00% Senior Secured Convertible Debenture No. 2

  10.12*   Standard Industrial/Commercial Multi-Tenant Lease between TMT Carmel Business Center, Inc. and
             USCommunication Services, Inc.

  10.13    Common Stock Purchase Warrant dated January 30, 1998, between Canmax Inc. and Delia O'Donnell,
             Trustee (filed as Exhibit 10.1 to the USC 8-K and incorporated herein by reference)

  10.14    Common Stock Purchase Warrant dated January 30, 1998, between Canmax Inc. and Delia O'Donnell,
             Trustee (filed as Exhibit 10.2 to the USC 8-K and incorporated herein by reference)

  10.15    Employment Contract dated as of January 30, 1998 among Canmax Inc., USCommunication Services,
             Inc., and James C. Bernet (filed as Exhibit 10.3 to the USC 8-K and incorporated herein by reference)

  10.16    Common Stock Purchase Warrant dated January 30, 1998, between Canmax Inc. and James C. Bernet
             (filed as Exhibit 10.4 to the USC 8-K and incorporated herein by reference)

 EXHIBIT
   NO.     DESCRIPTION OF EXHIBIT
---------  --------------------------------------------------------------------------------------------------
  10.17    Common Stock Purchase Warrant dated January 30, 1998, between Canmax Inc. and James C. Bernet
             (filed as Exhibit 10.5 to the USC 8-K and incorporated herein by reference)

  10.18*   Loan commitment letter dated February 11, 1998, between Canmax Inc. and Canmax Retail Systems,
             Inc. as Borrowers and Founders Equity Group, Inc. and Founders Mezzanine Investors III, LLC as
             Lenders

  11.1*    Statement re: Computation of earnings per share

  21.1*    Subsidiaries of the Registrant

  23.1*    Consent of Independent Auditors

  27.1*    Financial Data Schedule

------------------------

*   Filed herewith

** Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to Canmax's Application requesting confidential treatment under Rule 406 under the Securities Act of 1933, as amended.

(B)  REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 1997. However, on December 23, 1997, the Registrant filed a report on Form 8-K regarding the signing of a letter of intent to acquire USCommunication Services, Inc. Additionally, on February 9, 1998, the Registrant filed a report on Form 8-K regarding the consummation of the USCommunication Services, Inc. acquisition.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CANMAX INC.
                                (Registrant)

Date: February 11, 1998         By:             /s/ ROGER D. BRYANT
                                     -----------------------------------------
                                          (Roger D. Bryant, President and
                                              Chief Executive Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
     /s/ ROGER D. BRYANT          Officer and Director
------------------------------    (Principal Executive       February 11, 1998
      (Roger D. Bryant)           Officer)

                                Executive Vice President,
                                  Chief Financial Officer
    /s/ PHILIP M. PARSONS         and Director (Principal
------------------------------    Financial Officer and      February 11, 1998
     (Philip M. Parsons)          Principal Accounting
                                  Officer)

     /s/ DEBRA L. BURGESS       Executive Vice President,
------------------------------    Chief Operating Officer    February 11, 1998
      (Debra L. Burgess)          and Director

     /s/ ROBERT M. FIDLER
------------------------------  Director                     February 11, 1998
      (Robert M. Fidler)

    /s/ W. THOMAS RINEHART
------------------------------  Director                     February 11, 1998
     (W. Thomas Rinehart)

       /s/ NICK DEMARE
------------------------------  Director                     February 11, 1998
        (Nick DeMare)

                          CANMAX INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS
                             ITEM 14(A)(1) AND (2)

1.         The Consolidated Financial Statements, the Notes to Consolidated Financial
           Statements and Report of Ernst & Young LLP, Independent Auditors, for the fiscal year ended October 31, 1997:

           Report of Ernst & Young LLP, Independent Auditors................................        F-2

           Consolidated Balance Sheets at October 31, 1997 and October 31, 1996.............        F-3

           Consolidated Statements of Operations for the fiscal years ended October 31,
           1997, October 31, 1996 and October 31, 1995......................................        F-4

           Consolidated Statements of Shareholders' Equity for the fiscal years ended
           October 31, 1997, October 31, 1996 and October 31, 1995..........................        F-5

           Consolidated Statements of Cash Flows for the fiscal years ended October 31,
           1997, October 31, 1996 and October 31, 1995......................................        F-6

           Notes to Consolidated Financial Statements.......................................        F-7

2.         Financial Statement Schedules

           Schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes hereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Canmax Inc.

    We have audited the accompanying consolidated balance sheets of Canmax Inc. and subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canmax Inc. and subsidiaries at October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Dallas, Texas
December 18, 1997, except for note 16,
as to which the date is February 11, 1998

                          CANMAX INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                             OCTOBER 31,
                                                                                    ------------------------------
                                                                                         1997            1996
                                                                                    --------------  --------------
Current assets:
  Cash............................................................................  $      128,871  $      908,772
  Accounts receivable, less allowance for doubtful accounts of $26,900 in 1997 and
    $95,207 in 1996 (note 5)......................................................       2,751,264       2,027,288
  Inventory.......................................................................          46,615         388,800
  Prepaid expenses and other......................................................         175,494         202,513
                                                                                    --------------  --------------
    Total current assets..........................................................       3,102,244       3,527,373
  Property and equipment, net (note 6)............................................         962,175       1,411,567
  Capitalized software costs, net of accumulated amortization of $839,271 in 1997
    and $607,857 in 1996..........................................................         494,786         516,999
  Intellectual property rights, net of accumulated amortization of $639,617 in
    1997 and $620,173 in 1996.....................................................          30,556          50,000
  Other assets....................................................................         117,717         144,194
                                                                                    --------------  --------------
    Total assets..................................................................  $    4,707,478  $    5,650,133
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................................................  $      878,241  $    1,724,195
  Accrued liabilities (note 7)....................................................         867,233         778,521
  Deferred revenue................................................................         269,404         558,122
  Current portion of lease obligations............................................         159,364         128,282
  Current portion of long-term debt...............................................          35,195          34,022
  Advances from shareholders (note 8).............................................         100,000          95,765
                                                                                    --------------  --------------
    Total current liabilities.....................................................       2,309,437       3,318,907
  Lease obligations (note 9)......................................................         127,051         169,794
  Long-term debt (note 10)........................................................          51,056          86,114
  Commitments (notes 9 and 14)

  Shareholders' equity (notes 4, 11 and 16)
    Common stock, no par value, 44,169,100 shares authorized;
    6,611,005 and 5,012,869 shares issued and outstanding in 1997 and 1996,
    respectively..................................................................      23,290,733      18,372,574
    Option to purchase common stock (note 4)......................................              --       4,861,659
    Accumulated deficit...........................................................     (21,065,383)    (21,152,714)
    Foreign currency translation adjustment.......................................          (5,416)         (6,201)
                                                                                    --------------  --------------
    Total shareholders' equity....................................................       2,219,934       2,075,318
                                                                                    --------------  --------------
    Total liabilities and shareholders' equity....................................  $    4,707,478  $    5,650,133
                                                                                    --------------  --------------
                                                                                    --------------  --------------

                            See accompanying notes.

                          CANMAX INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                YEAR ENDED OCTOBER 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Revenues:
  Software licenses and product revenue.............................  $   1,924,897  $   1,901,302  $   3,127,435
  Development.......................................................      8,704,338      7,940,515      3,801,208
  Service agreements................................................      2,106,988      2,422,043      2,067,444
                                                                      -------------  -------------  -------------
                                                                         12,736,223     12,263,860      8,996,087
Costs and expenses:
  Cost of software licenses and product revenue.....................        772,502      1,539,646      2,342,937
  Cost of development revenue.......................................      4,564,441      2,949,166      2,009,060
  Customer service..................................................      2,254,986      2,321,798      2,359,279
  Product development...............................................        614,503      1,286,966      2,401,306
  General and administrative........................................      3,813,267      3,555,042      2,904,548
  Sales and marketing...............................................        608,445        440,581        662,982
  Interest and financing costs, net.................................         20,748         28,047         50,425
                                                                      -------------  -------------  -------------
                                                                         12,648,892     12,121,246     12,730,537
                                                                      -------------  -------------  -------------
Net income (loss)...................................................  $      87,331  $     142,614  $  (3,734,450)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Net income (loss) per common and common equivalent share............  $        0.01  $        0.02  $       (0.79)
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average common and common equivalent shares outstanding....      6,649,641      6,851,148      4,706,382
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                            See accompanying notes.

                          CANMAX INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                        OPTION TO                      FOREIGN
                                                            COMMON       PURCHASE                     CURRENCY
                                                            STOCK         COMMON      ACCUMULATED    TRANSLATION
                                               SHARES       AMOUNT        STOCK         DEFICIT      ADJUSTMENT      TOTAL
                                             ----------  ------------  ------------  --------------  -----------  ------------
BALANCE AT OCTOBER 31, 1994................   4,131,174  $ 14,614,539  $  4,861,659  $  (17,560,878)  $  (5,415)  $  1,909,905

Shares issued:
  For cash on exercise of options..........     294,200     1,321,000            --              --          --      1,321,000
  For conversion of advances from
    shareholder............................      30,000       150,000            --              --          --        150,000
  EDS......................................     265,228     1,273,095            --              --          --      1,273,095
  Private Placement........................     214,667       805,000            --              --          --        805,000
Net loss...................................          --            --            --      (3,734,450)         --     (3,734,450)
Translation adjustment.....................          --            --            --              --      (5,878)        (5,878)
                                             ----------  ------------  ------------  --------------  -----------  ------------
BALANCE AT OCTOBER 31, 1995................   4,935,269    18,163,634     4,861,659     (21,295,328)    (11,293)     1,718,672

Shares issued for cash on exercise of
  options..................................      77,600       208,940            --              --          --        208,940
Net income.................................          --            --            --         142,614          --        142,614
Translation adjustment.....................          --            --            --              --       5,092          5,092
                                             ----------  ------------  ------------  --------------  -----------  ------------
BALANCE AT OCTOBER 31, 1996................   5,012,869    18,372,574     4,861,659     (21,152,714)     (6,201)     2,075,318

Shares issued to EDS.......................   1,598,136     4,861,659    (4,861,659)             --          --             --
Warrants issued in settlement of
  registration obligation..................          --        56,500            --              --          --         56,500
Net income.................................          --            --            --          87,331          --         87,331
Translation adjustment.....................          --            --            --              --         785            785
                                             ----------  ------------  ------------  --------------  -----------  ------------

BALANCE AT OCTOBER 31, 1997................   6,611,005  $ 23,290,733  $         --  $  (21,065,383)  $  (5,416)  $  2,219,934
                                             ----------  ------------  ------------  --------------  -----------  ------------
                                             ----------  ------------  ------------  --------------  -----------  ------------

                            See accompanying notes.

                          CANMAX INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  YEAR ENDED OCTOBER 31,
                                                                          ---------------------------------------
                                                                             1997         1996          1995
                                                                          -----------  -----------  -------------
Operating activities:
  Net income (loss).....................................................  $    87,331  $   142,614  $  (3,734,450)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Inventory write-down................................................           --      217,623             --
    Warrants issued in settlement of registration obligation............       56,500           --             --
    Loss on disposal of assets..........................................       10,584        3,329             --
    Depreciation and amortization.......................................      939,854      916,582        849,251
  Changes in operating assets and liabilities:
    Accounts receivable.................................................     (723,976)    (805,830)       154,535
    Accounts receivable from EDS........................................           --           --        446,976
    Inventory...........................................................      342,185     (131,942)      (151,566)
    Prepaid expenses and other..........................................       27,019     (126,254)       (43,358)
    Accounts payable....................................................     (845,954)     433,932        533,286
    Accounts payable to EDS.............................................           --           --         67,539
    Accrued liabilities.................................................       88,712      266,880        (84,707)
    Deferred revenue....................................................     (288,718)     (28,714)       432,901
                                                                          -----------  -----------  -------------
    Net cash provided by (used in) operating activities.................     (306,463)     888,220     (1,529,593)
                                                                          -----------  -----------  -------------
Investing activities:
  Purchase of property and equipment....................................     (117,030)    (241,889)      (163,575)
  Capitalized software costs............................................     (209,202)    (128,874)            --
  Decrease (increase) in other assets...................................       26,477     (113,518)            --
                                                                          -----------  -----------  -------------
    Net cash used in investing activities...............................     (299,755)    (484,281)      (163,575)
                                                                          -----------  -----------  -------------
Financing activities:
  Net proceeds from issuance of common stock............................           --      208,940      2,126,000
  Payments made on leasehold obligations................................     (144,818)    (117,464)      (102,971)
  Repayment of shareholder advances.....................................      (95,765)    (124,235)      (107,200)
  Advances from shareholders............................................      100,000           --        250,000
  Decrease in development obligations...................................           --      (65,000)            --
  Proceeds from borrowing...............................................           --      123,602             --
  Repayment on borrowing................................................      (33,885)      (3,466)            --
                                                                          -----------  -----------  -------------
    Net cash (used in) provided by financing activities.................     (174,468)      22,377      2,165,829
                                                                          -----------  -----------  -------------
Effect of exchange rate changes on cash.................................          785        5,092         (5,878)
                                                                          -----------  -----------  -------------
Net (decrease) increase in cash.........................................     (779,901)     431,408        466,783

Cash at beginning of year...............................................      908,772      477,364         10,581
                                                                          -----------  -----------  -------------
Cash at end of year.....................................................  $   128,871  $   908,772  $     477,364
                                                                          -----------  -----------  -------------
                                                                          -----------  -----------  -------------

                            See accompanying notes.

                          CANMAX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

    Canmax Inc. ("Canmax") was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada, and subsequently changed its name to "International Retail Systems Inc." On August 7, 1992, Canmax renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994, its name was changed to "Canmax Inc."

    Canmax through its wholly owned subsidiary Canmax Retail Systems, Inc., ("CRSI") develops and provides enterprise wide technology solutions to the convenience store and retail petroleum industries. Canmax offers fully integrated retail automation solutions, including "C-Serve," which includes point of sale ("POS") systems, credit/debit network authorization systems, pump control systems, and other back office management systems, and "Vista," its headquarters-based management system. Canmax's products and services enable retailers and operators to interact electronically with customers, capture data at the point of sale, manage site operations and logistics and communicate electronically with their sites, vendors and credit/debit networks. Canmax also provides (a) software development, customization and enhancements, (b) systems integration, installation and training services, and (c) 24 hour a day, 365 day per year help desk services. These additional services enable Canmax to tailor the solutions to each customer's specifications and provide successful system implementation, installation, training and after sales support.

    LIQUIDITY

    At October 31, 1997, Canmax had an accumulated deficit of $21,065,383 and a net working capital surplus of $792,807. To maintain liquidity during fiscal 1998, Canmax must (i) increase revenue through the successful completion of on-going development contracts with customers, the introduction of new products to the marketplace, increasing the market share for existing products and services, and negotiating new development contracts with customers and/or (ii) obtain additional lines of credit. Additionally, in December, 1997, Canmax entered into a convertible loan agreement and on February 11, 1998, Canmax entered into a loan commitment letter to help provide for its liquidity needs. See Note 16--Subsequent Events--Convertible Loan Agreements. Canmax believes that it will meet its liquidity needs in 1998 through cash generated from the operations of its existing software business, newly acquired telecommunications business, and, if necessary, through utilization of its existing loan and loan commitment agreements.

    Canmax commenced work on a next generation Windows based product in May of 1996 which is expected to be completed during the first calendar quarter of 1998. The majority of Canmax's new product has been developed in conjunction with a development project for The Southland Corporation. To complete development of the next generation Windows based product, Canmax will need to perform additional development effort that is not funded by the work performed for The Southland Corporation. Costs necessary to perform the additional development and to bring the new product to market are estimated to be in the range of $250,000 to $500,000. Canmax believes that it may be necessary to raise additional capital to complete development of its next generation product within the critical window of opportunity and to provide vital marketing and other support services. If cash generated by operations is insufficient to satisfy Canmax's liquidity requirements, Canmax may be required to sell additional debt or equity securities or utilize existing lines of credit, delay new product development or restructure operations to reduce costs.

                          CANMAX INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT POLICIES

    PRINCIPLES OF CONSOLIDATION

    These consolidated financial statements include the accounts of Canmax and its wholly-owned subsidiaries, Canmax Retail Systems Inc. (Texas) and Canmax Retail Systems Inc. (British Columbia). All significant intercompany transactions have been eliminated.

    REVENUE RECOGNITION

    The following describes Canmax's revenue recognition policies by type of activity:

    SOFTWARE LICENSES AND PRODUCTS--Revenue is recognized when the software or products have been delivered to the customer, collectibility is probable, and no significant vendor obligations remain after delivery.

    SOFTWARE DEVELOPMENT CONTRACTS--Revenue is recognized as Canmax performs the services in accordance with the contract terms. Revenue from long-term contracts is recognized using the percentage-of-completion method. Progress to completion is measured based upon the relationship that total costs incurred to date bears to the total costs expected to be incurred on a specified project. Losses on fixed price contracts are recorded when estimable.

    SERVICE AGREEMENTS--Revenue from maintenance and support agreements is generally recognized in one of the following ways:

    - Billed annually in advance and recognized ratably over the ensuing year.

    - Billed and recognized monthly based on a fixed fee per site.

    - Billed and recognized monthly at a minimum base fee plus a variable fee which is dependent on call volumes.

    INVENTORY

    Inventory is stated at the lower of cost (first in-first out) or market and is primarily comprised of computer hardware and purchased software.

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to five years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

    CAPITALIZED SOFTWARE COSTS

    Under provisions of the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," software development costs are charged to expense when incurred until technological feasibility for the product has been established, at which time the costs are capitalized until the product is available for release. Canmax begins amortizing capitalized software costs upon general release of the software products to customers. Canmax evaluates the net realizable value for each of its capitalized projects by comparing the estimated future gross

                          CANMAX INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT POLICIES (CONTINUED) revenues from a project less estimated future disposal costs to the amount of the unamortized capitalized cost. Costs are being amortized using the greater of
1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenue for that project or 2) the straight-line method over the remaining economic life of the related projects which is estimated to be a period of between four and five years. Amortization of capitalized software costs amounted to approximately $231,000, $226,000, and $119,000, in 1997, 1996, and 1995, respectively.

    INTELLECTUAL PROPERTY RIGHTS

    Intellectual property rights consist of the rights to computer software used in Canmax's products. Expenditures are recorded at cost and are being amortized on a straight-line basis over a projected life of five years. Amortization of intellectual property rights amounted to approximately $20,000, $123,000, and $131,000 in 1997, 1996, and 1995, respectively.

    NET INCOME (LOSS) PER SHARE

    Net income (loss) per common and common equivalent share is computed in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share". Net income (loss) per share data are based upon the weighted average number outstanding shares of common stock plus dilutive common stock equivalents. Common stock equivalent shares consist of stock options and warrants (using the treasury stock method), and an option to purchase common stock held by EDS (see Note 4).

    In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which will require Canmax to report basic and diluted earnings per share in future periods. (See Note 12).

    INCOME TAXES

    The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

    STATEMENT OF CASH FLOWS

    For purposes of the statements of cash flows, Canmax considers all cash and highly liquid short-term deposits to be cash equivalents. Total interest paid during 1997, 1996, and 1995 amounted approximately to $46,000, $50,000, and $44,000, respectively.

    CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    Canmax derives its sales primarily from customers in the retail petroleum market. Canmax performs periodic credit evaluations of its customers and generally does not require collateral. Billed receivables are generally due within 30 days. Credit losses have historically been insignificant.

    Canmax's revenues are currently concentrated in The Southland Corporation ("Southland"), which accounted for approximately 92%, 83% and 73% of Canmax's total revenue for fiscal years 1997, 1996 and 1995, respectively. Canmax's revenues derived from its relationship with Southland include products and

                          CANMAX INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT POLICIES (CONTINUED) services provided directly by Canmax to Southland and indirectly through NCR Corporation ("NCR") to Southland pursuant to NCR's contract with Southland. During those same periods, Electronic Data Systems ("EDS") accounted for 2%, 7% and 10%, respectively, of Canmax's revenues for such fiscal years. No other customer accounted for over 10% of Canmax's total revenues. On April 29, 1997, Canmax and EDS agreed to terminate substantially all of their business arrangements.

    At October 31, 1997 and 1996, Southland accounted for 95% and 83%, respectively of total accounts receivable. Because a significant portion of Canmax's revenues are derived from its relationship with Southland, the timing of payments received from Southland will affect the percentage of current assets of Canmax classified as either cash (or cash equivalents) or accounts receivable; however, Canmax does not anticipate any significant problems in collecting the accounts receivable arising from the Southland relationship. If the financial condition of Southland adversely changes at a time when the receivable owing from Southland is substantial and Southland becomes unable to pay its debts as they become due, then the financial condition, working capital resources, and results of operations of Canmax may be adversely affected.

    ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    STOCK-BASED COMPENSATION

    Canmax accounts for its stock-based compensation in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."

    RECLASSIFICATIONS

    Certain amounts previously reported in the consolidated statements of operations for the fiscal years ended October 31, 1996 and 1995, namely depreciation and amortization, have been reclassified to various cost and expense line items to conform to the 1997 presentation.

3. SOUTHLAND AGREEMENTS

    In December, 1993, Canmax signed a five year agreement with Southland to provide software licenses, development services, and provide hardware and help desk services (the "Master Agreement"). Southland chose Canmax's proprietary convenience store automation software, C-Serve, as the basis for its automation of store functions and operations at its corporate and franchise operated 7-Eleven convenience stores in the United States. Software licensing, product and service revenue under this agreement during the fiscal years ended October 31, 1997, 1996 and 1995 totaled approximately $2,051,000, $2,581,000 and
$3,733,000, respectively, while development revenues recorded under the Master Agreement during these same periods totaled approximately $799,000, $1,564,000, and $1,792,000, respectively. This agreement expires December 7, 1998.

    On October 31, 1997, Canmax and Southland entered into Amendment No.3 to the Master Agreement (the "Southland Amendment"). Pursuant to the terms of the Southland Amendment, Canmax allowed Southland to exercise its right as specified in the Master Agreement to use, possess and modify the

                          CANMAX INC. AND SUBSIDIARIES

3. SOUTHLAND AGREEMENTS (CONTINUED)
source code for the software developed by Canmax for Southland for a one-time license fee of $1.0 million. Payment of the license fee was due in two installments of $500,000. The first installment was received in November, 1997 and the second installment was received in January, 1998. The Southland Amendment also contains Southland's agreement to purchase from Canmax on or before December 7, 1998, no less than $4.0 million of hardware, software maintenance, help desk, development and other services. Although Southland has committed to purchase certain products and services totaling a minimum of $4.0 million through December 7, 1998 in accordance with the terms of the Southland Amendment, Southland's use and possession of the source code could result in a material reduction in Southland's reliance upon, and payment of fees for development services to, Canmax.

    From time to time Canmax may also provide development and other resources to Southland on an as-needed basis under various agreements at terms specified in the Master Agreement. Approximately $254,000 of development revenue under such agreements was recognized by Canmax in fiscal 1997. Such agreements extend through December, 1998.

    In 1995, Canmax contracted with NCR to successfully bid for two additional contracts with Southland relating to business requirements definition and the development of a preliminary point of sale system. These projects resulted in revenues to Canmax of approximately $2,165,000 and $1,005,000 in the fiscal years ended October 31, 1996 and 1995, respectively.

    During fiscal 1996, Canmax reached an agreement with NCR to develop for Southland a next generation Windows NT based version of the Canmax C-Serve convenience store software for $9.5 million. NCR was chosen by Southland to provide project management and other professional services for the project. Modifications to project requirements increased total project revenues from $9.5 million to $11.5 million. Approximately $7,560,000 and $3,920,000 of development revenues under such agreement was recognized by Canmax in fiscal 1997 and 1996, respectively.

4. EDS AGREEMENTS AND TRANSACTION

    Canmax signed agreements with Electronic Data Systems Corporation ("EDS") in April 1993 which were amended in October 1994. Under the terms of the amended agreements, EDS marketed Canmax's software, services and hardware technology to the retail petroleum marketplace exclusively, and Canmax offered EDS the right to participate with its customers and prospective customers. Additionally, Canmax granted EDS the right to acquire up to 25% of Canmax's Common Stock calculated on a fully diluted basis at the time of exercise, at an exercise price of not less than 75% of the market value of the Common Stock at the time of exercise, minus $4,861,659, which would be reduced by royalties or similar payments received by EDS from any licensing of Canmax's product other than through EDS.

    On April 29, 1997, EDS exercised its option to acquire up to 25% of Canmax's Common Stock, resulting in Canmax issuing an additional 1,598,136 shares. Canmax accounted for this transaction by reclassifying the amount associated with the option to Common Stock. EDS then immediately sold its total interest in Canmax, representing 1,863,364 shares, in a private transaction to Founders Equity Group, Inc. and the Dodge Jones Foundation, two Texas-based institutional investors. In conjunction with this transaction, Canmax entered into registration rights agreements with the two institutional investors.

    Additionally, EDS and Canmax agreed to amend a license and grant of rights agreement which specifies rights and obligations of both parties as to 788 of Canmax's site licenses sold to EDS in fiscal

                          CANMAX INC. AND SUBSIDIARIES

4. EDS AGREEMENTS AND TRANSACTION (CONTINUED)
1994, and to terminate all formal agreements including the aforementioned stock option agreement, as well as their joint marketing and other supporting business agreements.

    A summary of transactions with EDS for the last three fiscal years is set forth below:

                                                                                 RECORDED AS
                                                              -------------------------------------------------
                                                                            OPTION TO
                                                                 TOTAL      PURCHASE
                                                               AMOUNT OF     COMMON       COMMON      REVENUE
               YEAR/ TRANSACTION DESCRIPTION                  TRANSACTION     STOCK       STOCK      (EXPENSE)
------------------------------------------------------------  -----------  -----------  ----------  -----------
1995
  Other development services purchased from EDS.............   1,188,168            --          --   (1,188,168)
  Conversion of development obligations due to EDS into
    shares of Canmax common stock...........................   1,273,095(1)          --  1,273,095           --
  Development Revenue.......................................     175,513            --          --      175,513
  Product & services revenue................................     751,440            --          --      751,440
1996
  Other services purchased from EDS.........................      84,327            --          --      (84,327)
  Development revenue.......................................     143,415            --          --      143,415
  Product & services revenue................................     690,751            --          --      690,748
1997
  Exercise of EDS options...................................   4,861,659    (4,861,659)  4,861,659           --

------------------------

(1) EDS obligations were converted into 265,228 shares of Canmax common stock.

5. ACCOUNTS RECEIVABLE

    At October 31, 1997, accounts receivable included approximately $1,212,000 of work performed under development contracts for which billings have not been presented to the customer or for which amounts are not contractually billable. Approximately $712,000 of this amount was billed and collected in December, 1997. The remaining amounts were billed and collected by January 15, 1998.

6. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at October 31:

                                                                                1997           1996
                                                                            -------------  -------------
Furniture and fixtures....................................................  $     929,060  $     925,637
Computer equipment........................................................      1,464,809      1,524,887
Computer software.........................................................        465,321        388,041
Leasehold improvements....................................................         87,635         84,951
Equipment held under capital lease obligations (Note 9)...................        239,207        106,050
Leasehold improvements under leasehold obligations (Note 9)...............        508,892        508,892
                                                                            -------------  -------------
                                                                                3,694,924      3,538,458
Less accumulated depreciation and amortization............................     (2,732,749)    (2,126,891)
                                                                            -------------  -------------
                                                                            $     962,175  $   1,411,567
                                                                            -------------  -------------
                                                                            -------------  -------------

                          CANMAX INC. AND SUBSIDIARIES

6. PROPERTY AND EQUIPMENT (CONTINUED)
    Depreciation and amortization expense amounted to approximately $689,000, $567,000, and $519,000 in 1997, 1996, and 1995, respectively.

7. ACCRUED LIABILITIES

    Accrued liabilities consist of the following at October 31:

                                                                                     1997        1996
                                                                                  ----------  ----------
Accrued compensation and benefits...............................................  $  184,860  $  405,924
Accrued rent....................................................................      68,525     150,755
Sales tax payable...............................................................     314,503          --
Other...........................................................................     299,345     221,842
                                                                                  ----------  ----------
                                                                                  $  867,233  $  778,521
                                                                                  ----------  ----------
                                                                                  ----------  ----------

8. ADVANCES FROM SHAREHOLDERS

    On October 30, 1997, a shareholder, Founders Equity Group, Inc., advanced Canmax $100,000. The advance was unsecured and had an interest rate of 12%. On November 6, 1997, Canmax repaid principal and interest of $100,230, which fully satisfied Canmax's obligation.

    During 1995, a director, W. Thomas Rinehart advanced Canmax $250,000. The advance was unsecured and had an interest rate of 10%. The principal balance was due on demand. Canmax repaid principal of $30,000 and paid interest of $13,456 in fiscal 1995 and repaid principal of $124,235 and interest of $37,732 in fiscal 1996. Principal and interest payments of $95,765 and $2,132 were paid during the first six months of fiscal 1997, which fully satisfied Canmax's obligation.

9. LEASEHOLD AND CAPITAL LEASE OBLIGATIONS

    Through October 31, 1997, a total of $508,892 of leasehold obligations were incurred on behalf of Canmax. These costs have been capitalized as leasehold improvements and are to be repaid with interest calculated at 8% to 11% per annum in monthly installments of $11,104, over the remaining lease term, which terminates on August 31, 1998.

    Canmax leased equipment under capital leases in 1997 totaling $133,157. The capital lease obligations are to be repaid with interest at 12% to 21% per annum in monthly installments of $4,731 through June, 2000.

    Canmax leased equipment under capital leases in 1996 totaling $106,050. The capital lease obligations are to be repaid with interest at 15% to 16% per annum in monthly installments of $2,995 through June, 2000.

                          CANMAX INC. AND SUBSIDIARIES

9. LEASEHOLD AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
    Future minimum payments due under leasehold and capital lease obligations are as follows:

Years ended October 31:
  1998....................................................................  $ 190,866
  1999....................................................................     92,706
  2000....................................................................     59,717
                                                                            ---------
Total future minimum lease payments.......................................    343,289
Less amount representing interest.........................................     56,874
                                                                            ---------
Present value of minimum lease payments...................................    286,415
Less current portion......................................................    159,364
                                                                            ---------
Leasehold and capital lease obligations...................................  $ 127,051
                                                                            ---------
                                                                            ---------

10. LONG-TERM DEBT

    Long-term debt consists of the following at October 31:

                                                                                     1997        1996
                                                                                   ---------  ----------
Bank term note, interest at prime, principal of $1,679 plus interest payable
  monthly through October 29, 1999...............................................  $  40,297  $   60,445
Bank term note, interest at bank's base rate, principal and interest of $1,524
  payable monthly through August 15, 2000........................................     45,954      59,691
                                                                                   ---------  ----------
Total............................................................................     86,251     120,136
Less current portion.............................................................     35,195      34,022
                                                                                   ---------  ----------
                                                                                   $  51,056  $   86,114
                                                                                   ---------  ----------
                                                                                   ---------  ----------

    At October 31, 1997, the prime and base rates were 8.5%. The bank term notes are collateralized by investments in government securities totaling $106,858 and $133,335 at October 31, 1997 and 1996, respectively. Such restricted investments are classified as other non-current assets.

    Future maturities of long-term debt are as follows:

1998...............................................................  $  35,195
1999...............................................................     36,485
2000...............................................................     14,571
                                                                     ---------
                                                                     $  86,251
                                                                     ---------
                                                                     ---------

                          CANMAX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. SHAREHOLDERS' EQUITY

REVERSE STOCK SPLIT

    In December 1995, Canmax's Board of Directors authorized a one-for-five reverse stock split of the Company's Common Stock, effective December 21, 1995. All applicable share and per share data have been retroactively restated to give effect to the reverse stock split.

WARRANT ISSUANCES

    FOUNDERS EQUITY GROUP, INC.

    On May 9, 1997, Founders Equity Group, Inc. exercised its right to demand that Canmax file a registration statement with regard to all its shares (863,364) of Canmax Common Stock. Such shares were acquired from EDS on April 29, 1997 (see Note 4--EDS Agreements and Transaction). Under applicable securities laws, Canmax was unable to file such registration statement until after the filing of the registration statement relating to the resale of shares of Canmax Common Stock in the proposed Merger of Canmax and Auto-Gas Systems, Inc. Pursuant to the terms of the registration rights agreement with Founders Equity Group, Inc., Canmax was to have filed a registration statement on or about July 23, 1997 or incur a registration penalty of 50,000 shares per month. Founders Equity Group, Inc. agreed to extend the registration obligation until August 26, 1997 in exchange for its receipt of a warrant to purchase 50,000 shares of Canmax Common Stock at an exercise price of $2.00 per share. Such warrants are exerciseable and expire on August 1, 2000. The registration obligation was satisfied by the filing of a registration statement on Form S-3 on August 13, 1997.

    Canmax recorded expense of $56,500 in August, 1997 related to these Warrants. This amount represents Canmax's estimate of the fair value of these warrants at the date of grant using a Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 5.9%; dividend yields of 0%; volatility factors of the expected market price of Canmax common stock of .85; and an expected life of the warrant of 1.5 years.

    PERFORMANCE WARRANTS

    In September 1997, Canmax executed employment agreements with certain executives which provided for the issuance of warrants ("Performance Warrants") to each executive as additional compensation. These agreements were effective July 1, 1997. The aggregate number of shares to be issued upon exercise of such Performance Warrants is 475,000. Each Performance Warrant expires 10 years from the date of issuance, and is exercisable at a price of $2.25 per share, the closing price of the Canmax Common Stock on July 17, 1997, the date that the compensation committee approved the issuance of such warrants. The Performance Warrants vest 50% upon the "Trigger Date" and 50% on the one-year anniversary of the Trigger Date. As used in each employment agreement, the Trigger Date means the date of the earlier of the following events: (i) the earnings per share of Canmax (after tax) equals or exceeds $0.30 per share during any fiscal year,
(ii) the closing price of the Canmax Common Stock equals or exceeds $8.00 per share for sixty-five consecutive trading days, or (iii) a Change of Control.

    The employment agreements define a "Change of Control" as existing upon any of the following: (i) any person or entity is or becomes the beneficial owner of more than thirty percent (30%) of the combined voting power of the outstanding securities of CRSI or Canmax; (ii) at any time during the twenty-four month period following a merger, tender offer, consolidation, sale of assets or contested election, or any combination of such transactions, at least a majority of the Board of Directors of CRSI or

                          CANMAX INC. AND SUBSIDIARIES

11. SHAREHOLDERS' EQUITY (CONTINUED)
Canmax shall cease to be "continuing directors" (meaning a director of CRSI or Canmax prior to such transaction or who subsequently became directors and whose election or nomination for election by the stockholders of CRSI or Canmax, was approved by a vote of at least two-thirds of the directors then still in office prior to such transaction); or (iii) the stockholders approve an agreement of sale or disposition by CRSI or Canmax of all or substantially all of the assets of CRSI or Canmax.

    In accordance with APB No. 25, and its related interpretations, Canmax has recorded no compensation expense to date. Compensation expense will be recognized when it becomes probable that an event which will trigger vesting will occur.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation", and has been determined as if Canmax had accounted for the Performance Warrants under the fair value method of that statement. The fair value of the Performance Warrants was estimated to be approximately $822,000 at the date of grant using a Black-Scholes pricing model with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date of 6.2%; dividend yields of 0%; volatility factors of the expected market price of the Canmax common stock of .94; and an expected life of the Performance Warrants of 5 to 6 years.

    The weighted-average fair value of warrants granted during the year is $1.67 and the weighted-average remaining contracted life of warrants outstanding at October 31, 1997 is 9.1 years.

STOCK OPTIONS

    In 1990, Canmax adopted a stock option plan (the "Stock Option Plan"). The Stock Option Plan authorizes the Board of Directors to grant up to 1,200,000 options to purchase common shares of the Company. No options will be granted to any individual director or employee which will, when exercised, exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of granting. All options granted under the Stock Option Plan have up to 10 year terms and have vesting periods which range from 0 to 3 years from the grant date. The exercise price of any options granted under the Stock Option Plan is the fair market value at the date of grant. As of October 31, 1997, the Board had granted certain options under the Stock Option Plan in excess of shares authorized under the plan. The Board is in the process of amending

                          CANMAX INC. AND SUBSIDIARIES

11. SHAREHOLDERS' EQUITY (CONTINUED)
the Stock Option Plan to cover all outstanding stock options. Activity under the Stock Option Plan for the three years ended October 31, 1996 was as follows:

                                                                                       NUMBER OF    OPTION PRICE
                                                                                         SHARES      PER SHARE
                                                                                       ----------  --------------
Options outstanding at October 31, 1994..............................................     411,910   $1.95 - $6.25
  Options granted....................................................................     418,200    2.50 -  5.00
  Options exercised..................................................................    (294,200)   3.75 -  5.00
  Options canceled...................................................................     (45,360)   5.00 -  6.75
                                                                                       ----------  --------------
Options outstanding at October 31, 1995..............................................     490,550    2.50 -  5.00
  Options granted....................................................................     729,600    1.88 -  4.19
  Options exercised..................................................................     (77,600)   1.90 -  2.88
  Options canceled...................................................................     (91,500)   2.25 -  6.25
                                                                                       ----------  --------------
Options outstanding at October 31, 1996..............................................   1,051,050    1.88 -  5.00
  Options granted....................................................................     266,000    1.50 -  2.50
  Options canceled...................................................................    (299,350)   1.88 -  5.00
                                                                                       ----------  --------------
Options outstanding at October 31, 1997..............................................   1,017,700   $1.50 - $5.00
                                                                                       ----------  --------------
                                                                                       ----------  --------------

    Effective December 29, 1995, employee options to purchase 87,100 shares of Canmax's Common stock were repriced to the then current market price. The repricing was made because management believed that the higher priced options were no longer a motivating factor for key employees and officers. The options repriced are reflected in the cancellation and grant activity for 1996.

    A summary of Canmax's stock option activity and related information for the years ended October 31, 1997 and 1996 is as follows:

                                                                  1997                     1996
                                                         -----------------------  -----------------------
                                                                      WEIGHTED-                WEIGHTED-
                                                                       AVERAGE                  AVERAGE
                                                         NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                                           SHARES       PRICE       SHARES       PRICE
                                                         ----------  -----------  ----------  -----------
Outstanding--Beginning of year.........................   1,051,050   $    3.04      490,550   $    4.10

Granted................................................     266,000        1.91      729,600        2.19
Exercised..............................................          --          --      (77,600)       2.69
Canceled...............................................    (299,350)       4.35      (91,500)       4.86
                                                         ----------               ----------
Outstanding--End of year...............................   1,017,700   $    2.23    1,051,050   $    3.04
                                                         ----------               ----------
                                                         ----------               ----------

Exerciseable at end of year............................     691,535   $    2.29      623,300   $    3.67
Weighted-average fair value of options granted
 during the year.......................................               $    1.33                $    2.18

    The weighted-average remaining contractual life of options outstanding at October 31, 1997 and 1996 is 4.37 years and 5.37 years, respectively.

                          CANMAX INC. AND SUBSIDIARIES

11. SHAREHOLDERS' EQUITY (CONTINUED)
    At October 31, 1997, there are 1,542,700 shares issuable upon the exercise or conversion of outstanding warrants or options under the Stock Option Plan.

    Under APB 25, because the exercise price of Canmax's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if Canmax had accounted for its employee stock options under the fair value method of that statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date, which ranged from 5.8% to 6.2% in 1997 and 5.2% to 5.6% in 1996; dividend yields of 0% in 1997 and 1996; volatility factors of the expected market price of Canmax common stock of between .89 and .95 in 1997 and between 0.8 and 0.9 in 1996; and an expected life of the option of between 1.6 and 6 years in 1997 and between 2 and 7 years in 1996.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Canmax employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosure, the estimated fair value of the options and warrants is amortized to expense over the vesting period of the related option or warrant. The effects of applying SFAS No. 123 in computing the pro forma disclosures presented below are not indicative of future amounts as only options and warrants granted subsequent to October 31, 1995 have been included in the pro forma computations. Canmax's pro forma information for the year ended October 31, 1997 and 1996 is as follows:

                                                                                   1997         1996
                                                                                -----------  -----------
Net income as reported........................................................  $    87,331  $   142,614
SFAS No. 123 Pro forma adjustments:
  Stock options...............................................................     (465,476)    (585,718)
  Founders Equity Group, Inc. warrants........................................           --           --
  Performance warrants........................................................           --           --
                                                                                -----------  -----------
Pro forma net loss............................................................  $  (378,145) $  (443,104)
                                                                                -----------  -----------
                                                                                -----------  -----------
Pro forma loss per share......................................................  $     (0.06) $     (0.09)
                                                                                -----------  -----------
                                                                                -----------  -----------

CHANGES IN NASDAQ LISTING REQUIREMENTS

    On August 25, 1997, the U.S. Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market approved increases in the listing and maintenance standards governing the Nasdaq SmallCap Market. These new standards require, as a condition to continued listing on the Nasdaq SmallCap Market, an issuer to maintain either "net tangible assets" (defined as total assets, excluding goodwill, minus total liabilities) of $2.0 million, market capitalization of

                          CANMAX INC. AND SUBSIDIARIES

11. SHAREHOLDERS' EQUITY (CONTINUED)
$35.0 million or net income in two of the last three fiscal years of at least $0.5 million. Companies failing to satisfy the new listing requirements are allowed a six month "compliance" period during which they may take appropriate steps to comply with the new listing requirements. As of October 31, 1997, Canmax had net tangible assets of approximately $2.2 million and a market capitalization of approximately $11.2 million. In addition, Canmax has not had net income of $0.5 million in any of its last three fiscal years. If in the future Canmax fails to satisfy the requirements for continued listing on the Nasdaq SmallCap Market, Canmax will be subject to being delisted from the Nasdaq SmallCap Market. The delisting of Canmax could materially adversely affect the liquidity of the Canmax Common Stock and the operations of Canmax.

12. NEW ACCOUNTING STANDARD

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for periods ending after December 15, 1997. Early adoption is not allowed. When adopted, Canmax will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by a simpler calculation called "basic" earnings per share. This calculation will exclude all common stock equivalents and other dilutive securities (i.e. options, warrants and convertible instruments). Under the new requirements, "diluted" earnings per share will replace the existing fully diluted earnings per share calculation. The new diluted earnings per share will include the effect of all dilutive instruments if they meet certain requirements. Under the new standard, earnings (loss) per share would have been as follows:

                                                                                FOR THE YEARS ENDED OCTOBER 31,
                                                                                -------------------------------
                                                                                  1997       1996       1995
                                                                                ---------  ---------  ---------
Basic.........................................................................  $    0.01  $    0.03  $   (0.79)
Diluted.......................................................................  $    0.01  $    0.02  $   (0.79)

13. INCOME TAXES

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax

                          CANMAX INC. AND SUBSIDIARIES

13. INCOME TAXES (CONTINUED)
purposes. Significant components of Canmax's deferred tax liabilities and assets as of October 31 are as follows:

                                                                               1997           1996
                                                                           -------------  -------------
Deferred tax assets (liabilities):
Current:
  Allowance for doubtful accounts........................................  $       9,146  $      32,370
  Provisions and accrued expenses........................................          5,100         69,700
  Less: valuation allowance..............................................        (14,246)      (102,070)
                                                                           -------------  -------------
Total current............................................................             --             --
                                                                           -------------  -------------
Noncurrent:
  Capitalized software and intellectual property.........................         (4,906)       417,613
  Property and equipment.................................................         94,289         19,927
  Net operating loss.....................................................      6,892,327      6,503,397
  Less: valuation allowance..............................................     (6,981,710)    (6,940,937)
                                                                           -------------  -------------
Total noncurrent.........................................................             --             --
                                                                           -------------  -------------
Total deferred tax assets................................................  $          --  $          --
                                                                           -------------  -------------
                                                                           -------------  -------------

    The valuation allowance for deferred tax assets decreased by $47,052 and $40,057 during the years ended October 31, 1997 and 1996, respectively.

    The reconciliation of income tax provision at the statutory United States federal income tax rates to income tax provision is:

                                                                               1997        1996         1995
                                                                            ----------  ----------  -------------
Income tax provision (benefit) at statutory rate..........................  $   29,693  $   48,489  $  (1,269,713)
Benefit of net operating loss not recognized..............................          --          --      1,331,851
Other.....................................................................     (29,693)    (48,489)       (62,138)
                                                                            ----------  ----------  -------------
                                                                            $       --  $       --  $          --
                                                                            ----------  ----------  -------------
                                                                            ----------  ----------  -------------

    At October 31, 1997, Canmax has net operating loss carryforwards for federal income tax purposes of approximately $20.3 million which expire in 2006 through 2011. Utilization of net operating losses may be subject to annual limitations due to the ownership change limitation provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization. At October 31, 1997, the net operating losses carryforwards of Canmax and its subsidiaries were not subject to any material annual limitation.

    Canmax anticipates that it may undergo a change of ownership as defined in Internal Revenue Code Section 382 upon issuance of the shares in the merger transaction with USCommunication Services, Inc. (See Note 16). Any resulting annual limitation of the combined company's ability to utilize the net operating loss carryforward is expect to result in the expiration of a significant portion of the net operating losses before utilization.

                          CANMAX INC. AND SUBSIDIARIES

14. COMMITMENTS

    The Company leases office space and computer equipment under noncancellable operating leases. Approximate future minimum lease payments for the fiscal years ending October 31 are as follows:

1998..............................................  $ 515,000
1999..............................................     34,000
2000..............................................     17,000
2001..............................................     14,000
                                                    ---------
                                                    $ 580,000
                                                    ---------
                                                    ---------

    Total rent expense amounted to approximately $609,000, $499,000, and $633,000, for 1997, 1996, and 1995, respectively.

    The lease on Canmax's office space expires August 31, 1998. The space is used for executive, administrative, sales, engineering personnel, help desk and related services, as well as for inventory storage and demonstration purposes. Currently, Canmax does not have an option to renew the lease, however, Canmax is reviewing proposals for suitable available space at several alternative locations.

15. BENEFIT PLAN

    Effective January 1, 1994, the Company implemented an Internal Revenue Code
Section 401(k) Profit Sharing Plan for all employees of the Company. The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k). The Company may match employee contributions to a discretionary percentage of the employees contribution. The Company's matching funds are determined at the discretion of the Board of Directors and are subject to a seven year vesting schedule from the date of original employment. The Company made no matching contributions during the years ended October 31, 1997, 1996 and 1995.

16. SUBSEQUENT EVENTS

USCOMMUNICATION SERVICES, INC.

    On January 30, 1998, Canmax acquired USCommunication Services, Inc. ("USC"), a San Diego, California based provider of telecommunication products and internet services to the transportation industry, through a private stock transaction which will be accounted for under the purchase method. USC's products and services include prepaid calling cards, one plus long distance services, public internet access kiosks, pay telephones, and pallet exchange services.

    In accordance with the terms of the merger transaction, USC shareholders received 1.5 million shares of Canmax Common Stock and warrants to acquire 2.5 million shares of Canmax Common Stock with exercise prices of $1.25 and $2.00 per share. Additionally, upon close, Canmax entered into a three year employment agreement with the President of USC. As part of the terms of his employment agreement, the President received 2.0 million warrants which will vest, if at all, upon achievement of certain earnings per share targets over the initial term of the employment agreement. The exercise price of these warrants are $2.00 and $3.00 per share and the warrants expire five years from the date of vesting.

                          CANMAX INC. AND SUBSIDIARIES

16. SUBSEQUENT EVENTS (CONTINUED)
CONVERTIBLE LOAN AGREEMENTS

    On December 15, 1997, Canmax executed a convertible loan agreement with a shareholder, Founders Equity Group, Inc., ("Founders") which provides financing of up to $500,000. Funds obtained under the loan agreement are collateralized by all assets of Canmax and bear interest at 10%. Required payments are for interest only and are due monthly beginning February 1, 1998. Borrowings under the loan agreement mature January 1, 1999, unless otherwise redeemed or converted.

    Under the terms of the loan agreement, Founders may exercise its right at any time to convert all, or in multiples of $25,000, any part of the borrowed funds into Canmax Common Stock at a conversion price of $1.25 per share. The conversion price is subject to adjustment for certain events and transactions as specified in the loan agreement. Additionally, the outstanding principal amount is redeemable at the option of Canmax at 110% of par.

    As of February 11, 1998, Founders had advanced to Canmax $350,000 under the loan agreement. Canmax used these funds to pay fees and expenses related to the USC acquisition, to advance USC $250,000 for equipment purchases and for USC's general working capital requirements, and for Canmax's general working capital requirements, all of which are permitted uses of proceeds under the loan agreement.

    On February 11, 1998, Canmax and Founders executed a loan commitment letter which provides for multiple advance loans of up to $2 million over the ensuing 12 month period. Funds obtained under the loan commitment agreement are collateralized by all assets of Canmax and bear interest at 10%. Interest is payable monthly and borrowings under the agreement mature one year from the date of the advance. Amounts borrowed under the agreement are convertible into Canamx Common Stock at a conversion price equal to the five (5) day trading average of the Canmax Common Stock immediately preceding the date of the advance. The maximum amount of Canmax Common Stock issuable under the loan commitment is 1.6 million shares. As consideration for the loan commitment, Canmax paid a commitment fee of $10,000. As of February 11, 1998, no amounts had been advanced to Canmax under the loan commitment agreement.