Form 10-Q
period 1998-01-31
CANMAX INC /WY/
filed 1998-03-17
CIK 913659

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended January 31, 1998
                                      or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From _______________ to_______________

Commission file number 0-22636


                                  CANMAX INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Wyoming                                     75-2461665
----------------------------------------      ---------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   150 W. Carpenter Freeway
   Irving, Texas                                             75039
----------------------------------------      ---------------------------------
(Address of principal executive offices)                   (Zip Code)


                                (972) 541-1600
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__    No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  No Par Value----8,111,005 shares as of March 16, 1998.

                                  CANMAX INC.
                               AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                       JANUARY 31,    OCTOBER 31,
                                                          1998           1997
                                                       -----------    -----------
ASSETS

Current Assets:
 Cash                                                  $  440,875     $  128,871
 Accounts receivable, net                               1,179,217      2,751,264
 Inventory (Note B)                                        78,640         46,615
 Prepaid expenses and other                               215,029        175,494
                                                       ----------     ----------

Total current assets                                    1,913,761      3,102,244

Property and equipment at cost less
accumulated depreciation and amortization
of $2,904,175 in 1998 and $2,732,749 in 1997            1,351,809        962,175

Capitalized software costs, net of
accumulated amortization of $897,125
in 1998 and $839,721 in 1997                              587,376        494,786

Intellectual property rights, net of accumulated
amortization of $643,784 in 1998 and $639,617
in 1997                                                    26,389         30,556

Goodwill                                                2,928,707              -

Other assets                                              110,452        117,717
                                                       ----------     ----------


                                                       $6,918,494     $4,707,478
                                                       ----------     ----------
                                                       ----------     ----------


See accompanying notes.

                                  CANMAX INC.
                               AND SUBSIDIARIES


               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                                  (UNAUDITED)

                                                      JANUARY 31,    OCTOBER 31,
                                                         1998           1997
                                                     ------------   ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

 Notes payable (Note C)                              $    216,412   $          -
 Convertible debentures - shareholder (Note C)            350,000              -
 Accounts payable                                         595,525        878,241
 Accrued liabilities                                      739,365        867,233
 Deferred revenue                                         307,892        269,404
 Current portion of lease obligation                      134,255        159,364
 Current portion of long-term debt                         35,195         35,195
 Advances from shareholder (Note C)                        17,354        100,000
                                                     ------------   ------------

  Total current liabilities                             2,395,998      2,309,437

Lease obligations                                         171,259        127,051
Long-term debt                                             42,421         51,056

Shareholders' equity;

 Common stock, no par value,
 44,169,100 shares authorized; 8,111,005
 and 6,611,005 shares issued and
 outstanding in 1998 and 1997                          25,938,131     23,290,733


 Accumulated deficit                                  (21,629,315)   (21,070,799)
                                                     ------------   ------------

  Total shareholders' equity                            4,308,816      2,219,934
                                                     ------------   ------------

                                                     $  6,918,494   $  4,707,478
                                                     ------------   ------------
                                                     ------------   ------------



See accompanying notes.

                                  CANMAX INC.
                               AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         FOR THE THREE MONTHS
                                                           ENDED JANUARY 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Revenues:

 Software licenses and product revenue                 $  215,225     $  229,920
 Development                                              840,745      3,251,359
 Service agreements                                       547,980        488,930
                                                       ----------     ----------

                                                        1,603,950      3,970,209
                                                       ----------     ----------

Costs and expenses:

 Cost of software licenses and product revenue            169,909        221,702
 Cost of development revenues                             401,082      1,475,438
 Customer service                                         476,613        567,292
 Product development                                      170,944        276,900
 General and administration                               783,357        956,889
 Sales and marketing                                      151,338        109,919
 Interest and financing costs, net                          9,240          3,710
                                                       ----------     ----------

                                                        2,162,483      3,611,850
                                                       ----------     ----------

Net income (loss)                                      $ (558,533)    $  358,359
                                                       ----------     ----------
                                                       ----------     ----------

Basic earnings (loss) per share (Note F)               $    (0.08)    $     0.07
                                                       ----------     ----------
                                                       ----------     ----------

Diluted earnings (loss) per share (Note F)             $    (0.08)    $     0.05
                                                       ----------     ----------
                                                       ----------     ----------


See accompanying notes.

                                  CANMAX INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         FOR THE THREE MONTHS
                                                           ENDED JANUARY 31,
                                                       -------------------------
                                                          1998           1997
                                                       ----------     ----------
Operating Activities
 Net income (loss)                                     $ (558,533)    $  358,359
 Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                           233,447        235,832
  Loss on disposal of assets                                    -          8,958
 Changes in operating assets and liabilities
  Accounts receivable                                   1,951,920       (118,404)
  Inventory                                                (8,563)       209,488
  Prepaid expenses and other                              (18,748)         1,833
  Accounts payable                                       (647,407)       219,508
  Accrued liabilities                                    (407,989)      (267,119)
  Deferred revenue                                        (14,894)      (289,328)
                                                       ----------     ----------

 Net cash provided by operating activities                529,233        359,127
                                                       ----------     ----------

Investing activities:
 Purchase of property and equipment                       (24,660)       (12,953)
 Capitalized software costs                              (150,443)             -
 Purchase of business, net of cash acquired              (244,949)             -
 (Increase) decrease in other assets                        7,265         (1,665)
                                                       ----------     ----------

 Net cash used in investing activities                   (412,787)       (14,618)
                                                       ----------     ----------

Financing activities:
 Proceeds from convertible debentures - shareholder       350,000              -
 Payments made on lease obligations                       (45,824)       (30,725)
 Repayment of shareholder advance                        (100,000)       (60,472)
 Repayment on borrowing                                    (8,635)        (8,372)
                                                       ----------     ----------

 Net cash provided by (used in) financing activities      195,541        (99,569)
                                                       ----------     ----------

Effect of exchange rate changes on cash                        17              9
                                                       ----------     ----------

Net increase in cash                                      312,004        244,949

Cash at beginning of period                               128,871        908,772
                                                       ----------     ----------

Cash at end of period                                  $  440,875     $1,153,721
                                                       ----------     ----------
                                                       ----------     ----------


See accompanying notes.

                                  CANMAX INC.
                               AND SUBSIDIARIES


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998.
For further information, refer to the consolidated financial statements and footnotes thereto included in Canmax's annual report on Form 10-K for the year ended October 31, 1997. Certain amounts in the 1997 condensed consolidated statement of operations have been reclassified to conform with the 1998 presentation.

On January 30, 1998, Canmax acquired USCommunication Services, Inc. ("USC"), a San Diego, California based provider of telecommunication products and internet services to the transportation industry. USC's products and services include prepaid calling cards, one plus long distance services, public internet access kiosks, pay telephones and pallet exchange services. Pursuant to the terms of an Agreement and Plan of Merger dated as of January 30, 1998 (the "Merger Agreement") by an among Canmax, USC and a wholly owned subsidiary of Canmax (the "Subsidiary"), USC was merged with and into the Subsidiary, with the Subsidiary being the surviving corporation in the merger (the "Surviving Corporation") and electing to continue its operations under the name "USCommunication Services, Inc." Pursuant to the Merger Agreement, the former stockholders of USC received an aggregate of 1.5 million shares of Canmax Common Stock, a warrant that is exercisable during the five (5) year period commencing January 30, 1998 to acquire 1.5 million shares of Canmax Common Stock at an exercise price of $1.25 per share, and a warrant that is exercisable during the five (5) year period commencing January 30, 2000 to acquire 1.0 million shares of Canmax Common Stock at an exercise price of $2.00 per share. The acquisition was accounted for under the purchase method. The results of USC's operations have been combined with those of Canmax since the date of acquisition.

NOTE B - INVENTORY

Inventory consists primarily of computer hardware and purchased software.

NOTE C - NOTES PAYABLE AND ADVANCES FROM SHAREHOLDERS

NOTES PAYABLE

USC maintains a $500,000 revolving line of credit with PayNet Communications, Inc., which is secured by the interests in Location Agreements and equipment obtained by USC when installing its Internet Kiosk product, TravelNet. The note bears interest at the Prime Rate plus one percent, and has a term of three years.

Prior to consummation of the acquisition of USC, certain beneficial owners of shares of USC loaned USC $20,000. Funds obtained from these holders bear interest at 16%. All principal and interest are due on April 1, 1998.

ADVANCES FROM SHAREHOLDERS

On October 30, 1997, a shareholder, Founders Equity Group, Inc. ("Founders"), advanced Canmax $100,000. The advance was unsecured and had an interest rate of 12%. On November 6, 1997, Canmax repaid principal and interest of $100,230, which fully satisfied Canmax's obligation.

Prior to consummation of the acquisition of USC on January 30, 1998, the President and beneficial shareholder of USC made advances to USC. These advances are unsecured and do not bear interest.

CONVERTIBLE DEBENTURES TO SHAREHOLDERS

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

As of January 31, 1998, Founders had advanced to Canmax $350,000 under the loan agreement. Canmax used these funds to pay fees and expenses related to the USC acquisition, to advance USC $250,000 for equipment purchases and for USC's general working capital requirements, and for Canmax's general working capital requirements, all of which are permitted uses of proceeds under the loan agreement. On February 24, 1998, Founders advanced Canmax the remaining $150,000 available under the loan agreement.

On February 11, 1998, Canmax and Founders executed a loan commitment letter which provides for multiple advance loans of up to $2 million over the ensuing 12 month period. Funds obtained under the loan commitment agreement are collateralized by all assets of Canmax and bear interest 10%. Interest is payable monthly and borrowings under the agreement mature one year from the date of the advance. Amounts borrowed under the agreement are convertible into Canmax Common Stock at a conversion price equal to the five
(5) day trading average of the Canmax Common Stock immediately preceding the date of advance. The maximum amount of Canmax Common Stock issuable under the loan commitment is 1.6 million shares. As consideration for the loan commitment, Canmax paid a commitment fee of $10,000. As of March 16, 1998, no amounts had been advanced to Canmax under the loan commitment agreement.

NOTE D - ACQUISITIONS

On January 30, 1998, Canmax acquired USC in a transaction recorded under the purchase method. The total purchase price of the acquisition was $2,952,204 comprised of the following consideration:

                                            Number of shares   Value Assigned
                                            ----------------   --------------
   Canmax Common Stock                          1,500,000        $1,458,973
   Warrants                                     1,500,000           653,055
   Warrants                                     1,000,000           535,370
                                                ---------        ----------

     Subtotal                                   4,000,000         2,647,398
                                                ---------
                                                ---------

   Cash advances made to USC                                        250,000
   Acquisition costs                                                 54,806
                                                                 ----------
                                                                 ----------

     Total Purchase Price                                        $2,952,204
                                                                 ----------
                                                                 ----------

The fair value of the warrants issued in connection with the acquisition was estimated using the Black-Scholes option pricing model with the following assumptions:

       Risk-free interest rates                       5.5% - 6.0%
       Dividend yields                                     0%
       Volatility factor                                 0.921
       Expected life of warrants                       2 - 4 yrs

In accordance with the purchase method of accounting, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired and liabilities assumed was approximately $955,500 and $932,000 respectively.
The balance of the purchase price, approximately $2,929,000, was recorded as excess cost over net assets acquired (goodwill) and is being amortized over 5 years on a straight-line basis.

The January 31, 1998 financial statements reflect the preliminary allocation of the purchase price as the purchase price allocation has not been finalized.

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of USC had occurred at November 1, 1997 and 1996:

                                              PRO FORMA THREE MONTHS ENDED
                                         JANUARY 31, 1998       JANUARY 31, 1997
                                         ----------------       ----------------
Net revenues                                $2,414,007              4,015,075
Net income (loss)                             (935,288)               158,364

Earnings (loss) per share:
  Basic                                     $    (0.12)            $     0.02
  Diluted                                   $    (0.12)            $     0.02

The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

Upon consummation of the Merger Agreement, James C. Bernet, the former President of USC, executed an Employment Contract with the Surviving Corporation and Canmax pursuant to which he will continue to serve as President of the Surviving Corporation. Mr. Bernet's Employment Contract expires January 29, 2001. Upon the execution of his Employment Contract, Mr. Bernet was also granted (a) warrants to acquire 1.0 million shares of Canmax Common Stock at an exercise price of $2.00 per share, the vesting of which is dependent upon the annual business operations of the Surviving Corporation generating after tax earnings of at least $5.0 million (subject to certain adjustments), and (b) warrants to acquire 1.0 million shares of Canmax Common Stock at an exercise price of $3.00 per share, the vesting of which is dependent upon the annual business operations of the Surviving Corporation generating after tax earnings of at least $8.625 million (subject to certain adjustments). Each of the warrants granted in connection with Mr. Bernet's Employment Contract must vest, if at all, on or before January 30, 2001. In accordance with APB No. 25, and its related interpretations, Canmax has recorded no compensation expense to date. Compensation expense will be recognized when it becomes probable that an event which will trigger vesting will occur.

NOTE E - SHAREHOLDERS' EQUITY

VESTING OF PERFORMANCE WARRANTS

In September 1997, Canmax executed employment agreements with certain executives which provided for the issuance of warrants ("Performance Warrants") to each executive as additional compensation. These agreements were effective July 1, 1997. The aggregate number of shares to be issued upon exercise of such Performance Warrants is 475,000. Each Performance Warrant expires 10 years from the date of issuance and is exercisable at a price of $2.25 per share, the closing price of the Canmax Common Stock on July 17, 1997, the date that the compensation committee approved the issuance of such warrants. The employment agreements provided that the Performance Warrants were to vest 50% upon the "Trigger Date" and 50% on the one-year anniversary of the Trigger Date. As used in each employment agreement, the Trigger Date means the date of the earlier of the following events: (i) the earnings per share of Canmax (after tax) equals or exceeds $0.30 per share during any fiscal year, or (ii) the closing price of the Canmax Common Stock equals or exceeds $8.00 per share for sixty-five consecutive trading days. The Performance Warrants were also to vest on a Change of Control (as defined in each executive's employment agreement).

Upon the consummation of the Merger Agreement a Change of Control occurred that caused the vesting of the Performance Warrants. In accordance with APB No. 25, and its related interpretations, Canmax recorded no compensation expense upon the vesting of the Performance Warrants as the stock price on the vesting date was less than the exercise price of the Performance Warrants.

STOCK OPTION PLAN

On February 26, 1998, the Board of Directors increased the number of shares issuable under Canmax's stock option plan (the "Stock Option Plan") from 1.2 million shares to 2.3 million shares so that stock options previously granted by the Board in excess of those permitted by the Stock Option Plan could be covered by the Plan. As of February 27, 1998, 1,121,990 shares of Canmax Common Stock have been issued under the Stock Option Plan, 1,093,700 shares remain subject to outstanding options under the Stock Option Plan, and 84,310 shares were available for future grants under the Stock Option Plan.

NOTE F - EARNINGS (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FASB 128), effective for both interim and annual periods ending after December 15, 1997. Statement 128 requires companies to report basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options and warrants (using the treasury stock method). All earnings per share amounts reported have been restated to conform to the new standard.

The following table sets forth the computation of basic and diluted earnings per share as calculated in accordance with FASB 128.

                                                      FOR THE THREE MONTHS ENDED
                                                              JANUARY 31,
                                                      --------------------------
                                                          1998           1997
                                                       ----------     ----------
Numerator:
     Numerator for basic and
     diluted earnings per share -
     Net income (loss)                                 $ (558,533)    $  358,359

Denominator:
     Denominator for basic earnings
     per share - weighted average shares                6,627,309      5,012,869

Effect of dilutive securities:
     Stock Options                                              -      1,598,936
     Warrants                                                   -              -
     10% convertible debentures                                 -              -
                                                       ----------     ----------

     Dilutive potential common shares                           -      1,598,936
                                                       ----------     ----------


     Denominator for diluted earnings
     per share - adjusted weighted average
     shares and assumed conversions                     6,627,309      6,611,805
                                                       ----------     ----------
                                                       ----------     ----------

     Basic earnings (loss) per share                   $    (0.08)    $     0.07
                                                       ----------     ----------
                                                       ----------     ----------
     Diluted earnings (loss) per share                 $    (0.08)    $     0.05
                                                       ----------     ----------
                                                       ----------     ----------

NOTE G - NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FASB 131), which supercedes existing accounting standards related to disclosures of operating segment information. The provisions of FASB 131 are effective for Canmax beginning the year ended October 31, 1999. Historically, Canmax has operated in one industry segment. However, with the acquisition of USC, Canmax is evaluating the impact of FASB 131 on its reporting requirements.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supercedes Statement of Position No. 91-1. SOP 97-2 will be effective for all transactions entered into by Canmax subsequent to October 31, 1998. Canmax is currently evaluating the impact that SOP 97-2 will have on software license revenue transactions entered into subsequent to October 31, 1998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

For the first quarter of 1998, Canmax had revenues of $1,603,950, a decrease of $2,366,259 or 59.6% over the same period in 1997. During the first quarter of 1998, The Southland Corporation ("Southland") and NCR Corporation ("NCR") accounted for approximately 84% of Canmax's total revenue as compared with approximately 94% for the comparable period of 1997.

Software licenses and product revenue for the three month periods ended January 31, 1997 and 1998 decreased by 6.4% from $229,920 to $215,225, respectively.
This decrease is primarily due to purchased software sales to Southland in the first quarter of 1997 that did not occur during the comparable period in 1998. This decrease was partially offset by an increase in sales of hardware components to Southland during the first quarter of 1998 over the comparable period of 1997.

Software licenses and product revenue decreased $840,905 or 79.6% from $1,056,130 in the fourth quarter of 1997 to $215,225 in the first quarter of 1998 primarily due to the sale to Southland in October, 1997 of the right to use, possess and modify the source code of the software developed by Canmax for Southland, for a one-time license fee of $1.0 million.

Development revenue for the three month periods ended January 31, 1997 and 1998 decreased $2,410,614 or 74.1% from $3,251,359 to $840,745, respectively.
During the first quarter of 1997, Canmax recognized approximately $3,058,000 of development revenue for work performed under an agreement which commenced in May, 1996 with NCR and Southland to develop a scanning point of sale application for Southland and other associated inventory, merchandising, and back office functions, running in a Windows NT environment (the "Southland Windows NT development project"). The Southland Windows NT development project was completed in October, 1997. This decrease was partially offset by an increase in development revenue from the base contract with Southland which increased from approximately $185,000 in 1997 to approximately $212,000 during the same period in 1998 and an increase in revenues from development and other resources provided to Southland on as as-needed basis under an agreement which commenced in January, 1998 and extends through December, 1998. During the first quarter of 1998, Canmax recognized approximately $637,000 of development revenue related to these efforts.

Development revenue decreased $1,178,014 or 58.4% from $2,018,759 in the fourth quarter of 1997 to $840,745 in the first quarter of 1998. This decrease is primarily due to a decrease in development revenues of approximately $1,592,000 resulting from the completion of the Southland Windows NT development project in October, 1997. This decrease is partially offset by an increase in development revenues of approximately $383,000 from services provided to Southland on an as-needed basis under current agreements with Southland.

Service agreements revenue for the three months ended January 31, 1997 and 1998 increased $59,050 or 12.1% from $488,930 to $547,980, respectively. This increase resulted from support rate increases negotiated with certain customers which was partially offset by a decline in the installation, training and site survey revenues reflecting a lower number of new installations of Canmax's proprietary software accompanied by a decrease in calls received from Southland locations by the 24 hour/7 day a week help desk, which caused a decline in revenue due to the structure of the support contract with Southland.

See discussion in "Liquidity and Sources of Capital" for future trends and status of contracts.

GROSS MARGIN

Gross margin, as a percentage of software licenses and product revenue, was 21.1% for the three months ended January 31, 1998 as compared with 3.6% for the same period in 1997. Gross margin on hardware sales for the first quarter of 1998 was 47.8% compared to 30.1% for the same period in 1997. The percentage increase in margin resulted from a change in the mix of hardware components sold. This percentage increase in hardware margins accompanied by margin increases from increased sales of hardware components to Southland during the first quarter of 1998 over the comparable period of 1997 more than offset a decrease in margins on software sales. The decrease in margins on software sales was due to purchased software sales to Southland in the first quarter of 1997 that did not occur during the comparable period of 1998.

Gross margin, as a percentage of software licenses and product revenue, was 93.1% for the fourth quarter of 1997 as compared with 21.1% for the first quarter of 1998. This decrease is due to the effects of the higher margin source code sale to Southland in October, 1997.

Gross margin on development revenues for the three months ended January 31, 1998 was 52.3% as compared with 54.6% for the same period in 1997. This decrease is due to lower profit margins under the current agreements with Southland to provide development and other resources on as as-needed basis as compared to margins on the Southland Windows NT development project in process during the same period of 1997.

EXPENSES

Customer service costs for the three months ended January 31, 1998 decreased by $90,679 or 16.0% compared with the same period in 1997. The decline in costs is due to lower operating costs for the service arising from increased efficiencies and lower overall expenditure levels.

Product development costs decreased $105,956 or 38.3% from $276,900 for the three months ended January 31, 1997 to $170,944 for the comparable period in 1998. This decrease is primarily due to headcount reductions from attrition and an increase in capitalized software development costs. During the first quarter of 1998, Canmax capitalized $150,433 of software development costs relating to Canmax's next generation Windows based project which is scheduled for release in the first calendar quarter of 1998. No such costs were capitalized during the first quarter of 1997.

General and administrative expenses decreased $173,532 or 18.1% from $956,889 for the first quarter of 1997 to $783,357 for the first quarter of 1998. This decrease is primarily due to lower overall expenditure levels and a reduction in development project premiums to ensure timely completion of projects and performance bonuses.

General and administrative expenses decreased $404,324 or 34.0% from $1,187,681 for the fourth quarter of 1997 to $783,357 for the first quarter of 1998. This decrease is primarily due to Canmax expensing approximately $360,000 of merger related costs during October, 1997 upon termination of the proposed merger with Auto Gas Systems, Inc.

Sales and marketing expenses increased by $41,419 or 37.7% from $109,919 for the first quarter of 1997 to $151,338 for the first quarter of 1998. These increases are due to increased headcount and advertising and marketing expenditures aimed at generating interest in existing products as well as Canmax's new Windows based product scheduled for release in the first calendar quarter of 1998.

For the three months ended January 31, 1997 Canmax recorded no tax provision as net operating loss carryforwards of approximately $19.1 million would offset any tax liability. No tax provision was recorded for the three months ended January 31, 1998 as Canmax generated both a book and taxable loss during that period.

As a result of the foregoing, Canmax incurred a net loss of ($558,533) or ($0.08) per share, for the three months ended January 31, 1998 as compared with net income of $358,359 or $0.07 per share (basic), for the three months ended January 31, 1997.

LIQUIDITY AND SOURCES OF CAPITAL

At January 31, 1998, Canmax had a working capital deficiency of ($482,237), compared to working capital surplus of $792,809 at October 31, 1997. The decrease in working capital is primarily attributable to decreased revenues during the quarter ended January 31, 1998. For the three months ended
January 31, 1998, Canmax generated cash from operating activities of $529,233. To maintain liquidity during fiscal 1998, Canmax must (i) increase revenue through the successful completion of on-going development contracts with customers, the introduction of new products to the marketplace, increasing the market share for existing products and services, and negotiating new development contracts with customers and/or (ii) utilize existing loan agreements or obtain additional lines of credit. See "Convertible Loan Agreements." Canmax believes that it will meet its liquidity needs in 1998 through cash generated from the operations of its existing software business, its newly acquired telecommunications business, and, if necessary, through utilization of its existing loan and loan commitment agreements.

CONVERTIBLE LOAN AGREEMENTS

On December 15, 1997, Canmax executed a convertible loan agreement with a shareholder, Founders Equity Group, Inc., ("Founders") which provides financing of up to $500,000. Funds obtained under the loan agreement are collateralized by all of the assets of Canmax and bear interest at 10%. Required payments are for interest only and are due monthly beginning February 1, 1998. Borrowings under the loan agreement mature January 1, 1999, unless otherwise redeemed or converted.

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

As of January 31, 1998, Founders had advanced to Canmax $350,000 under the loan agreement. Canmax used these funds to pay fees and expenses related to the USC acquisition, to advance to USC $250,000, and for general working capital requirements, all of which are permitted uses of proceeds under the loan agreement. On February 24, 1998, Founders advanced to Canmax the remaining $150,000 under this agreement.

On February 11, 1998, Canmax and Founders executed a loan commitment letter which provides for multiple advance loans of up to $2 million over the ensuing 12 month period. Funds obtained under the loan commitment agreement are collateralized by all assets of Canmax and bear interest at 10%. Interest is payable monthly and borrowings under the agreement mature one year from the date of the advance. Amounts borrowed under the agreement are convertible into Canmax Common Stock at a conversion price equal to the five (5) day trading average of the Canmax Common Stock immediately preceding the date of the advance. The maximum amount of Canmax Common Stock issuable under the loan commitment is 1.6 million shares. As consideration for the loan commitment, Canmax paid a commitment fee of $10,000. As of March 16, 1998, no amounts had been advanced to Canmax under the loan commitment agreement.

PRODUCT DEVELOPMENT

To complete development of the next generation Windows based product, Canmax is performing additional development effort that is not funded by work currently being performed for Southland. Costs necessary to perform the additional development and to bring the new product to market are estimated to range from $250,000 to $500,000. Canmax increased its sales and marketing efforts in 1997 in order to generate market interest in existing systems as well as new products under development.

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

SOUTHLAND AGREEMENTS

In December, 1993, Canmax signed a five year agreement with Southland to provide software licenses, development services, and provide hardware and help desk services (the "Master Agreement"). Southland chose Canmax's proprietary convenience store automation software, C-Serve, as the basis for its automation of store functions and operations at its corporate and franchise operated 7-Eleven convenience stores in the United States. Software licensing, product and service revenue under this agreement during the three months ended January 31, 1998 and 1997 totaled approximately $512,500 and $470,121, respectively, while development revenues recorded under the Master Agreement during these same periods totaled approximately $212,000 and $185,000 respectively.

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

From time to time, Canmax may also provide development and other resources to Southland on an as-needed basis under various agreements at terms specified in the Master Agreement. Approximately $637,000 of development revenue under such agreements was recognized by Canmax in the first quarter of 1998. Such agreements extend through December, 1998.

During fiscal 1996, Canmax reached an agreement with NCR to develop for Southland a next generation Windows NT based version of the Canmax C-Serve convenience store software for $9.5 million. NCR was chosen by Southland to provide project management and other professional services for the project. Modifications to project requirements increased total project revenues from $9.5 million to $11.5 million. This project was completed in October, 1997. Approximately $3,058,000 of development revenues under such agreement was recognized by Canmax in the first quarter of 1997.

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

IMPACT OF YEAR 2000

Canmax has completed an assessment of the impact of Year 2000 issues on its internal systems and developed software products and determined that it will be required to modify or replace portions of its internal systems and developed software products so that they will function properly with respect to dates in the year 2000 and thereafter. Canmax has initiated communications with all of its significant suppliers and customers to determine the extent to which Canmax's internal systems and developed software products are vulnerable to those third parties failure to remediate their own Year 2000 issues. Canmax has commenced its Year 2000 compliance project. The project is estimated to be completed not later than December 31, 1998. Canmax believes that with modifications to existing internal systems and developed software products and conversions to new internal systems and developed software products, the Year 2000 issue will not pose significant problems for its internal systems and developed software products. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of Canmax. Canmax has concluded that the cost of its Year 2000 project will not materially impact future financial results. Canmax is in the process of evaluating Year 2000 issues related to the recently acquired business operations of USC.

NASDAQ LISTING REQUIREMENTS

On August 25, 1997, the U.S. Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and The Nasdaq Stock Market approved increases in the listing and maintenance standards governing the Nasdaq SmallCap Market. These new standards require, as a condition to continued listing on the Nasdaq SmallCap Market, an issuer to maintain either "net tangible assets" (defined as total assets, excluding goodwill, minus total liabilities) of $2.0 million, market capitalization of $35.0 million or net income in two of the last three fiscal years of at least $0.5 million. Companies failing to satisfy the new listing requirements were allowed a six month "compliance" period (ending February 23, 1998) during which they may take appropriate steps to comply with the new listing requirements. As of January 31, 1998, Canmax had net tangible assets of approximately $1.4 million, a market capitalization of approximately $9.1 million, and had not had net income of $0.5 million in any of its last three fiscal years; therefore, Canmax failed to meet the requirements for continued listing on the Nasdaq SmallCap Market. Canmax is in the process of submitting a plan to satisfy such continued listing requirements, but no assurances can be given that such plan will be accepted by Nasdaq or, if accepted, that such plan will be successful. Canmax's failure to satisfy the requirements for continued listing on the Nasdaq SmallCap Market (or receive a waiver of such requirement for a sufficient period to achieve compliance) will subject Canmax to being delisted from the Nasdaq SmallCap Market. The delisting of Canmax would materially adversely affect the ability of Canmax to raise capital in the future, the liquidity of the Canmax Common Stock and the operations of Canmax.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FASB 131), which supercedes existing accounting standards related to disclosures of operating segment information. The provisions of FASB 131 are effective for Canmax beginning the year ended October 31, 1999. Historically, Canmax has operated in one industry segment. However, with the acquisition of USC, Canmax is evaluating the impact of FASB 131 on its reporting requirements.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supercedes Statement of Position No. 91-1. SOP 97-2 will be effective for all transactions entered into by Canmax subsequent to October 31, 1998. Canmax is currently evaluating the impact that SOP 97-2 will have on software license revenue transactions entered into subsequent to October 31, 1998.

The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations of Canmax" section contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent Canmax's expectations or beliefs concerning, among other things, future operating results and various components thereof and the adequacy of future operations to provide sufficient liquidity. Canmax cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, without limitation: (i) user acceptance of Windows NT as an operating system, (ii) concentration of revenues in one customer and Canmax's relationship with such customer, (iii) the ability of Canmax to manage its growth, (iv) Canmax's need for additional financing to fund product development, marketing and related support services, and acquisitions, (v) future technological developments and product acceptance,
(vi) intense price and product competition within the industry, (vii) future operating results and continued growth of USC's business and (viii) other risks indicated herein and in filings with the commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended January 31, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

27   Financial Data Schedule

(b)  Reports on Form 8-K

On December 23, 1997, the Registrant filed a report on Form 8-K regarding the signing of a letter of intent to acquire USCommunication Services, Inc. ("USC"). Additionally, on February 9, 1998, the Registrant filed a report on Form 8-K regarding the consummation of the USC acquisition and on February 13, 1998 the Registrant filed a report on Form 8-K regarding the possible change of control of the Registrant at a subsequent date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Canmax Inc.
                                       (Registrant)



DATE: March 17, 1998                   /s/ ROGER BRYANT
     ---------------                   ----------------------------
                                       Roger Bryant
                                       President & CEO