Form 10-Q
period 1998-04-30
CANMAX INC /WY/
filed 1998-06-23
CIK 913659

                                   United States
                         Securities and Exchange Commission
                              Washington, D.C.  20549


                                     FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended April 30, 1998
                                 --------------

                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to_______________

Commission file number 0-22636
                       -------

                                    CANMAX INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


              Wyoming                                  75-2461665
----------------------------------           ----------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)

      150 W. Carpenter Freeway
           Irving, Texas                                 75039
----------------------------------           ----------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No
                                       -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  No Par Value----8,111,005 shares as of June 15, 1998.

                                    CANMAX INC.
                                  AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                                 APRIL 30,         OCTOBER 31,
                                                   1998               1997
                                             ---------------------------------
ASSETS

Current Assets:
     Cash                                    $   114,083         $   128,871
     Accounts receivable, net                  2,134,052           2,751,264
     Inventory (Note B)                           72,460              46,615
     Prepaid expenses and other                  201,960             175,494
                                              ----------           ----------
Total current assets                           2,522,555           3,102,244

Property and equipment at cost less
accumulated depreciation and amortization
of $3,128,098 in 1998 and $2,732,749
in 1997                                        1,156,081             962,175

Capitalized software costs, net of
accumulated amortization of $954,979
in 1998 and $839,721 in 1997                     695,290             494,786

Intellectual property rights, net of
accumulated amortization of $647,951
in 1998 and $639,617 in 1997                      22,222              30,556

Goodwill, net accumulated amortization         3,254,455                   -
of $171,287 in 1998

Other assets                                      91,217             117,717
                                              ----------           ----------
                                             $ 7,741,820         $ 4,707,478
                                              ----------           ----------
                                              ----------           ----------

See accompanying notes.

                                   CANMAX INC.
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)

                                                  APRIL 30,          OCTOBER 31,
                                                    1998                1997
                                                -------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Notes Payable (Note C)                       $   152,754         $         -
   Convertible Debentures - Shareholder
     (Note C)                                     1,200,000                   -
   Accounts payable                                 743,750             878,241
   Accrued liabilities                            1,444,236             867,233
   Deferred revenue                                 210,958             269,404
   Current portion of lease obligation               83,739             159,364
   Current portion of long-term debt                 35,195              35,195
   Advance from shareholder (Note C)                      -             100,000
                                                 ----------          ----------
      Total current liabilities                   3,870,632           2,309,437

Lease obligations                                   171,259             127,051
Long - term debt                                     33,688              51,056

Shareholders' equity:

   Common stock, no par value,
   44,169,100 shares authorized;
   8,111,005 and 6,611,005 shares
   issued and outstanding in 1998
   and 1997, respectively                        25,938,131          23,290,733

   Accumulated deficit                          (22,271,890)        (21,070,799)
                                                 ----------          ----------
      Total shareholders' equity                  3,666,241           2,219,934
                                                 ----------          ----------
                                               $  7,741,820        $  4,707,478
                                                 ----------          ----------
                                                 ----------          ----------

See accompanying notes.

                                   CANMAX INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                     ENDED APRIL 30,                     ENDED APRIL 30,
                                                            ------------------------------       ----------------------------
                                                                  1998               1997            1998              1997
                                                            -----------        -----------        ----------       ----------
Revenues:

   Software licenses and product revenue                   $     70,872       $    424,841       $   286,097      $   654,761
   Development                                                  947,398          2,830,489         1,788,143        6,081,848
   Service agreements                                           768,743            508,635         1,316,723          997,565
   Prepaid phone cards, Internet  kiosks, long
   distance reselling, and other                              1,430,857                  -         1,430,857                -
                                                            -----------        -----------        ----------       ----------
                                                              3,217,870          3,763,965         4,821,820        7,734,174
                                                            -----------        -----------        ----------       ----------

Costs and expenses:

   Costs of software licenses and product
    revenue                                                      60,504            252,651           230,413          474,353
   Cost of development revenues                                 481,702          1,516,335           882,784        2,991,773
   Cost of prepaid phone cards, Internet
    kiosks, long distance reselling and others                1,655,494                  -         1,655,494                -
   Customer service                                             548,718            587,501         1,025,331        1,154,793
   Product development                                           35,841             37,615           206,785          314,515
   Sales and marketing                                          158,660            143,834           309,998          253,753
   General & administrative                                     873,551            921,582         1,656,908        1,878,471
   Interest and financing,  net                                  45,959              3,540            55,199            7,250
                                                            -----------        -----------        ----------       ----------
                                                              3,860,429          3,463,058         6,022,912        7,074,908
                                                            -----------        -----------        ----------       ----------
Net income (loss)                                          $   (642,559)      $    300,907      $ (1,201,092)     $   659,266
                                                            -----------        -----------        ----------       ----------
                                                            -----------        -----------        ----------       ----------
Basic earnings (loss) per share (Note F)                   $       (.08)      $        .06      $       (.16)     $       .13
                                                            -----------        -----------        ----------       ----------
                                                            -----------        -----------        ----------       ----------
Diluted earnings (loss) per share (Note F)                 $       (.08)      $        .05      $       (.16)     $       .10
                                                            -----------        -----------        ----------       ----------
                                                            -----------        -----------        ----------       ----------

See accompanying notes.

                                   CANMAX INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE SIX MONTHS
                                                         ENDED APRIL 30,
                                                ------------------------------
                                                    1998                 1997
                                                 ---------            ---------
Operating activities:

Net income (loss)                             $ (1,201,092)          $  659,266

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
      Depreciation and amortization                690,676              470,935
      Loss on disposal of assets                         -                8,958
Changes in assets and liabilities:
      Accounts receivable                          833,339             (698,808)
      Inventory                                    (21,451)             338,218
      Prepaid expenses and other                    (5,893)              50,798
      Accounts payable                            (612,685)            (896,992)
      Accrued liabilities                          236,160             (281,955)
      Deferred revenue                            (141,518)            (286,251)
                                                 ---------            ---------
Net cash used in operating activities             (222,464)            (635,831)

Investing activities:

    Purchase of property and equipment             (46,265)             (36,496)
    Capitalized software costs                    (316,211)                   -
    Purchase of business, net of cash             (378,982)                   -
       acquired
    Decrease in other assets                        26,500                9,865
                                                 ---------            ---------
    Net cash used in investing activities         (714,958)             (26,631)

Financing activities:

    Proceeds from converible debentures -
       shareholders                              1,200,000                    -
    Payments made on lease obligation              (96,340)             (62,178)
    Repayment of shareholder advance              (100,000)             (95,765)
    Repayment on borrowing                         (81,026)             (16,833)
                                                 ---------            ---------
    Net cash (used in) provided by financing
       activities                                  922,634             (174,776)

Effect of exchange rate changes on cash                  -                   39
                                                 ---------            ---------
Net decrease in cash                               (14,788)            (837,199)

Cash at beginning of period                        128,871              908,772
                                                 ---------            ---------
Cash at end of period                         $    114,083           $   71,573
                                                 ---------            ---------
                                                 ---------            ---------

See accompanying notes.

                                    CANMAX INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Canmax's annual report on Form 10-K for the year ended October 31, 1997.
Certain amounts in the 1997 condensed consolidated statement of operations have been reclassified to conform with the 1998 presentation.

 .
NOTE B - INVENTORY

Inventory consists primarily of computer hardware and purchased software.

NOTE C - NOTES PAYABLE AND ADVANCES FROM SHAREHOLDERS

NOTES PAYABLE

USC maintains a $500,000 revolving line of credit with PayNet Communications, Inc., which is secured by the interests in Location Agreements and equipment obtained by USC when installing its Internet Kiosk product, TravelNet. The note bears interest at the Prime Rate plus one percent, and has a term of three years. See note - "Subsequent Events - USCommunications Acquisition Reversal."

Prior to consummation of the acquisition of USC, certain beneficial owners of shares of USC loaned USC $70,000. Funds obtained from these holders bear interest at 16%. All principal and interest were due on April 1, 1998. During April 1998, $40,000 of these loans were repaid and the remaining $30,000 was repaid in May 1998.

ADVANCES FROM SHAREHOLDERS

On October 30, 1997, a shareholder, Founders Equity Group, Inc. ("Founders"), advanced Canmax $100,000. The advance was unsecured and had an interest rate of 12%. On November 6, 1997, Canmax repaid principal and interest of $100,230, which fully satisfied Canmax's obligation.


CONVERTIBLE DEBENTURES TO SHAREHOLDERS

On December 15, 1997, Canmax entered into a Convertible Loan Agreement with a Shareholder, Founders Equity Group, Inc., ("Founders") providing for a loan of up to $500,000. On February 11, 1998, Canmax and Founders executed a Loan Commitment Letter providing for a multiple advance loan of up to an additional $2.0 million. The outstanding loans under the convertible loan agreement and the commitment letter was consolidated into the First Restated Convertible Loan Agreement dated as of March 31, 1998 (the "Convertible Loan Agreement"). Pursuant to the terms of the Convertible Loan Agreement, the indebtedness outstanding thereunder bears interest at the rate of twelve percent (12%) per annum and is collateralized by a blanket lien on all of the assets of Canmax. Interest under the Convertible Loan Agreement is payable monthly, and borrowings thereunder mature on April 1, 1999. Each extension of credit under the Convertible Loan Agreement is evidenced by a debenture which is convertible into shares of common stock of Canmax at a conversion price of $.80 per share. Additionally, the outstanding principal amount of each debenture is redeemable at the option of Canmax at the principal amount outstanding thereunder plus any accrued but unpaid interest. As consideration for the loan commitment, Canmax paid a commitment fee of $10,000. As of April 30, 1998, $1.5 million has been advanced to Canmax under the Convertible Loan Agreement.

NOTE D - ACQUISITIONS

On January 30, 1998, Canmax acquired USC in a transaction recorded under the purchase method. The total purchase price of the acquisition was $2,952,204.

See Note H - Subsequent Events USCommunications Acquisition Reversal

NOTE E - SHAREHOLDERS' EQUITY

On February 26, 1998, the Board of Directors increased the number of shares issuable under Canmax's stock option plan (the "Stock Option Plan") from 1.2 million shares to 2.3 million shares so that stock options previously granted by the Board in excess of those permitted by the Stock Option Plan could be covered by the Plan. As of February 27, 1998, 1,121,990 shares of Canmax Common Stock have been issued under the Stock Option Plan, 1,063,100 shares remain subject to outstanding options under the Stock Option Plan, and 114,910 shares were available for future grants under the Stock Option Plan.

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

The following table sets forth the computation of basic and diluted earnings per share as calculated in accordance with FASB 128.

                                                               FOR THE THREE MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                                                        APRIL 30,                          APRIL 30,
                                                                1998                 1997           1998                 1997
                                                                ----                 ----           ----                 ----
 Numerator:
   Numerator for basic and
   diluted earnings per share -
   Net income (loss)                                        $  (642,559)        $   300,907       $(1,201,092)       $   659,266

 Denominator:
   Denominator for basic earnings
   per share - weighted average shares                        8,111,005           5,048,782         7,356,861          5,030,528

 Effect of dilutive securities:
   Stock Options                                                      -           1,576,704                 -          1,587,819
   Warrants                                                           -                   -                 -                  -
   10% convertible debentures                                         -                   -                 -                  -
                                                             ----------          ----------        ----------         ----------
   Dilutive potential common shares                                   -           1,576,704                 -          1,587,819
                                                             ----------          ----------        ----------         ----------

   Denominator for diluted earnings
   per share - adjusted weighted average
   shares and assumed conversions                             8,111,005           6,625,486         7,356,861          6,618,347
                                                             ----------          ----------        ----------         ----------
                                                             ----------          ----------        ----------         ----------
      Basic earnings (loss) per share                       $      (.08)        $       .06       $      (.16)       $       .13
                                                             ----------          ----------        ----------         ----------
                                                             ----------          ----------        ----------         ----------
      Diluted earnings (loss) per share                     $      (.08)        $       .05       $      (.16)       $       .10
                                                             ----------          ----------        ----------         ----------
                                                             ----------          ----------        ----------         ----------



NOTE G - NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FASB 131), which supercedes existing accounting standards related to disclosures of operating segment information. The provisions of FASB 131 are effective for Canmax beginning the year ended October 31, 1999. Historically, Canmax has operated in one industry segment. However Canmax is evaluating the impact of FASB 131 on its reporting requirements as it increases its operations in the telecommunications industry.

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


NOTE H - SUBSEQUENT EVENTS

NASDAQ DELISTING
On June 8, 1998, Canmax was delisted from the Nasdaq SmallCap Market, and is now traded on the OTC Bulletin Board. In management's opinion the delisting will not materially affect the ability of Canmax to raise capital for the levels required for current expansion plans, nor will it affect the liquidity of Canmax operations.

NEWLY FORMED SUBSIDIARY
On June 5, 1998, Canmax established a wholly owned subsidiary, Canmax Telecom, Inc., to focus on the telecommunications marketplace.

USCOMMUNICATIONS ACQUISITION REVERSAL
On June 15, 1998, Canmax and USCommunications signed an agreement to reverse the purchase of USCommunications. Canmax will recover 1.5 million shares, and warrants to purchase an additional 4.5 million share as a result of this reversal. Cash payments made on behalf of USCommunications will be recovered through a note payable. The two board members who were elected as part of the acquisition agreement have resigned.

ACQUISITION OF TALK TIME, INC.
On June 16, 1998, Canmax acquired Talk Time, Inc. of Littleton, Colorado, a leading wholesale distributor of prepaid calling cards to convenience stores in the Rocky Mountain and Oklahoma Regions through its newly formed subsidiary, CANMAX Telecom, Inc. Talk Time is expected to contribute approximately $1 million in revenues this year through direct card sales at more than 100 convenience stores and petroleum retailers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

During the second quarter of 1998, Canmax had revenues of $3,217,870, a decrease of $ 546,095 or 14.5% over the second quarter of 1997. During the second quarter of 1998, The Southland Corporation (Southland) and NCR Corporation (NCR) accounted for approximately 47.5% of the Company's total revenue as compared with approximately 94% for the comparable period of 1997. For the six months ended April 30, 1998 Canmax had revenues of $4,821,820, a decrease of $2,912,354 or 37.7% over the comparable period in 1997. For the six months ended April 30, 1998, Southland and NCR accounted for approximately 59.8% of the Company's total revenue as compared to approximately 94% for the comparable period of 1997. The decline in revenue is due to a decrease in development sales to Southland which was partially offset by revenue generated by the recently acquired telecommunications business. Revenues from pre-paid phone cards and other telecommunication products for the three month period ending April 30, 1998 was approximately $1,430,857.

Revenues from prepaid phone cards, internet kiosks, long distance reselling, and other telecommunications products and services for each of the three and six month periods ended April 30, 1998 increased $1,430,857 or 100% due to the acquistion of USCommunication Services, Inc. (USC) on January 30, 1998. Software licenses and product revenue for the three month period ended April 30, 1998 and 1997 decreased $ 353,969 or 83.3% from $ 424,841 to $ 70,872, respectively. This decrease is primarily due to purchased software sales to Southland in the second quarter of 1997 that did not occur during the comparable period in 1998.

For the six months ended April 30, 1998 and 1997 software licenses and product revenue decreased $ 368,664 or 56.8% from $654,761 in 1997 to $286,097 in 1998. The decrease is primarily due to the decline in sales of hardware components to other customers and a decrease in software and hardware sales to SLC.

Development revenue for the three month periods ended April 30, 1997 and 1998 decreased $1,883,091 or 66.5% from $2,830,489 to $947,398, respectively. During the second quarter of 1997, Canmax recognized approximately $2,578,000 of development revenue for work performed under an agreement which commenced in May, 1996 with NCR and Southland to develop a scanning point of sale application for Southland and other associated inventory, merchandising, and back office functions, running in a Windows NT environment (the "Southland Windows NT development project"). This decrease was partially offset by an increase in revenues from development and other resources provided to Southland on an as-needed basis under an agreement which commenced in January, 1998 and extends through December, 1998. During the second quarter of 1998, Canmax recognized approximately $728,000 of development revenue related to these efforts.

For the six months ended April 30, 1998 and 1997 development revenue decreased $4,293,705 or 70.6%, from $6,081,848 in 1997 to $1,788,143 in 1998.
During the six month period ended April 30, 1997, Canmax recognized approximately $5,636,000 of development revenue for work performed on the Southland Windows NT development project noted above. This decrease was partially offset by an increase in development revenue from the base contract with Southland which increased from approximately $427,000 in 1997 to approximately $431,000 during the same period of 1998 and an increase in revenues from development and other resources provided to Southland on an as-needed basis under an agreement which commenced in January, 1998 and extends through December, 1998. During the second quarter of 1998, Canmax recognized approximately $1,365,000 of development revenue related to these efforts.

Service agreements revenue for the three months ended April 30, 1998 and 1997 increased $260,108 or 51.1% from $508,635 to $768,743, respectively. For the six months ended April 30, 1998, service agreement revenue increased $319,158 or 32.0% from $997,565 in 1997 to $1,316,723 in 1998. This increase resulted from the net result of rate increases, and decrease in calls received.


See discussion in "Liquidity and Sources of Capital" for future trends and status of contracts.

GROSS MARGIN

Gross margin, as a percentage of software licenses and product revenue, was - 14.63% for the three months ended April 30, 1998 as compared with 54.2% for the same period in 1997. Gross margin on hardware sales for the second quarter of 1998 was 47.8% compared to 30.1% for the same period in 1997. The percentage increase in margin resulted from a change in the mix of hardware components sold. This percentage increase in hardware margins accompanied by margin increases from increased sales of hardware components to Southland during the first quarter of 1998 over the comparable period of 1997 more than offset a decrease in margins on software sales. The decrease in margins on software sales was due to purchased software sales to Southland in the first quarter of 1997 that did not occur during the comparable period of 1998. Gross margin on development revenues for the three months ended April 30, 1998 was 65.8% as compared with 49% for the same period in 1997.

Gross margin on prepaid phone cards and other telecommunication products was 15.70% for the three months ended April 30, 1998.

EXPENSES

Customer service costs for the three months ended April 30, 1998 decreased by $38,783 or 6.6% compared with the same period in 1997. For the six months ended April 30, 1998, customer service costs decreased $129,462 or 11.2% from
$1,154,793 in 1997 to $1,025,331 in 1998.   The decline in costs is due to lower
operating costs for the service arising from increased efficiencies and lower overall expenditure levels.

Product development costs decreased $1,774 or 4.72% from $37,615 for the three months ended April 30, 1997 to $35,841 for the comparable period in 1998 and decreased $107,730 or 34.25% for the six months ended April 30, 1998 from $314,515 for the same period in 1997 to $206,785.

General and administrative expenses decreased $48,031 or 5.21 from $921,582 for the second quarter of 1997 to $873,551 for the second quarter of 1998 and $221,563 or 11.79% from $1,878,471 for the six months ended April 30, 1997 to $1,656,908 for the comparable period of 1998.

Sales and marketing expenses increased by $14,826 or 10.31% from $143,834 for the second quarter of 1997 to $158,660 for the second quarter of 1998 and from $253,753 for the six months ended April 30, 1997 to $309,998 for the comparable period of 1998, an increase of $56,245 or 22.17%. These increases are due to marketing expenditures aimed at generating interest in existing products as well as Canmax's new Windows based product scheduled for release in the third calendar quarter of 1998.

For the three month and six month periods ended April 30, 1997 Canmax recorded no tax provision as net operating loss carryforwards of approximately $19.1 million would offset any tax liability. No tax provision was recorded for the three month and six month periods ended April 30, 1998 as Canmax generated both a book and taxable loss during that period.

As a result of the foregoing, Canmax incurred a net loss of ($642,559) or ($0.08) per share, for the three months ended April 30, 1998 as compared with net income of $300,907 or $0.06 per share (basic), for the three months ended April 30, 1997.

For the six months ended April 30, 1998, Canmax incurred a net loss of ($1,201,092) or ($0.16) per share as compared with net income of $659,266 or $0.13 per share, for the same period in 1997.


LIQUIDITY AND SOURCES OF CAPITAL

To maintain liquidity during fiscal 1998, Canmax must (i) increase revenue through the successful completion of on-going development contracts with customers, the introduction of new products to the marketplace, increasing the market share for existing products and services, and negotiating new development contracts with customers and/or (ii) increase revenue with low cost/rapid entry into the telecommunications market and/or (iii) utilize existing loan agreements or obtain additional lines of credit. See "Convertible Loan Agreements."
Canmax believes that it will meet its liquidity needs in 1998 through cash generated from the operations of its existing software business, its entree into the telecommunications business, and, if necessary, through utilization of its existing loan and loan commitment agreements.

PRODUCT DEVELOPMENT

To complete development of the next generation Windows based product, Canmax is performing additional development effort that is not funded by work currently being performed for Southland Corporation. Costs necessary to perform the additional development and to bring the new product to market are estimated to range from $250,000 to $500,000. Canmax increased its sales and marketing efforts in 1997 in order to generate market interest in existing systems as well as new products under development.

ACQUISITIONS

Canmax continues to review an acquisition strategy within its current industry and other related markets. From time to time Canmax will review acquisition candidates with products, technologies or other services that could enhance Canmax product offerings or services. Any material acquisitions could result in Canmax issuing or selling additional debt or equity securities, obtaining additional debt or other lines of credit and may result in a decrease to Canmax working capital depending on the amount, timing and nature of the consideration to be paid.

SIGNIFICANT CUSTOMERS

Southland Corporation has accounted for 95% of the Revenue of Canmax in prior periods, and is in discussions with Canmax regarding the renegotiating of its contract, which currently expires in December of 1998.

NEW ACCOUNTING STANDARDS

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

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended April 30, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits

10-1      Rescission Agreement dated as of June 15, 1998 (filed herewith)

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


                                                  Canmax Inc.
                                                  (Registrant)


DATE:          June 19, 1997                      /s/ Roger D. Bryant
     ----------------------------                 ----------------------------
                                                  Roger D. Bryant
                                                  President & CEO