Form 10-Q
period 1998-07-31
CANMAX INC /WY/
filed 1998-09-14
CIK 913659

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended July 31, 1998
                                          -------------

                                      or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the Transition Period From _______________ to _______________

Commission file number 0-22636
                       -------

                                   CANMAX INC.
--------------------------------------------------------------------------------
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

                                 (972) 541-1600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes        No  X
                                                     ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock,  No Par Value---- 6,611,005 shares as of August 31, 1998.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 CANMAX INC.
                              AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 (UNAUDITED)
                                                   JULY 31,      OCTOBER 31,
                                                     1998           1997
                                                 ---------------------------
ASSETS

Current Assets:
    Cash                                         $  160,971      $  128,871
    Accounts receivable, net                      1,941,540       2,751,264
    Inventory                                        69,648          46,615
    Note receivable - current                       245,972               -
    Prepaid expenses and other                      190,782         175,494
                                                 ----------      ----------
Total current assets                              2,608,913       3,102,244

Property and equipment at cost less
accumulated depreciation and amortization
of $3,219,862 in 1998 and $2,732,749 in 1997        596,882         962,175

Capitalized software costs, net of
accumulated amortization of $1,012,832
in 1998 and $839,721 in 1997                        740,030         494,786

Intellectual property rights, net of
accumulated amortization of $652,117 in 1998
and $639,617 in 1997                                 18,055          30,556

Note receivable - long term                         450,989               -

Other assets                                         84,479         117,717
                                                 ----------      ----------
                                                 $4,499,348      $4,707,478
                                                 ----------      ----------
                                                 ----------      ----------


See accompanying notes.

                                   CANMAX INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                 (UNAUDITED)
                                                   JULY 31,      OCTOBER 31,
                                                     1998           1997
                                                 ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Convertible debentures - shareholder         $  1,500,000    $          -
    Accounts payable                                  664,639         878,241
    Accrued liabilities                               532,458         867,233
    Deferred revenue                                  581,085         269,404
    Current portion of lease obligation               108,129         159,364
    Current portion of long-term debt                  35,195          35,195
    Advance from shareholder                                -         100,000
                                                 ------------    ------------

      Total current liabilities                     3,421,506       2,309,437

Lease obligations                                     119,262         127,051

Long - term debt                                       24,885          51,056

Shareholders' equity:
    Common stock, no par value,
    44,169,100 shares authorized;
    6,611,005 shares issued and
    outstanding in 1998 and 1997,
    respectively                                   23,290,733      23,290,733

    Accumulated deficit                           (22,357,038)    (21,070,799)
                                                 ------------    ------------

      Total shareholders' equity                      933,695       2,219,934
                                                 ------------    ------------

                                                 $  4,499,348    $  4,707,478
                                                 ------------    ------------
                                                 ------------    ------------

See accompanying notes.

                                  CANMAX INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                       ENDED JULY 31,                  ENDED JULY 31,
                                                 --------------------------     --------------------------
                                                    1998           1997            1998            1997
                                                 ----------     -----------     -----------     ----------
Revenues:

    Software licenses and product revenue        $  106,866     $   214,006     $   392,963     $  868,767
    Development                                   1,541,988         603,731       3,330,131      6,685,579
    Customer service                                722,457         536,709       2,039,180      1,534,274
    Prepaid phone cards                             110,722               -         110,722              -
                                                 ----------     -----------     -----------     ----------

                                                  2,482,033       1,354,446       5,872,996      9,088,620
                                                 ----------     -----------     -----------     ----------

Costs and expenses:

    Software licenses and product revenue            29,856         166,860         160,643        525,506
    Development                                     709,965         858,843       1,964,893      3,702,002
    Customer service                                706,246         540,523       1,628,244      1,570,183
    Prepaid phone cards                             226,630               -         226,630              -
    Product development                                   -         145,238               -        444,130
    Sales and marketing                             187,475         170,568         481,392        413,893
    General and administrative                      666,427         693,445       1,923,478      2,527,598
    Depreciation and amortization                   219,636         243,653         673,174        703,476
    Interest and financing                           45,582           6,010         100,781         13,260
                                                 ----------     -----------     -----------     ----------

                                                  2,791,817       2,825,140       7,159,235      9,900,048
                                                 ----------     -----------     -----------     ----------

Net income (loss)                                $ (309,784)    $(1,470,694)    $(1,286,239)    $ (811,428)
                                                 ----------     -----------     -----------     ----------
                                                 ----------     -----------     -----------     ----------

Basic earnings (loss) per share                  $    (0.05)    $     (0.22)    $     (0.19)    $    (0.15)
                                                 ----------     -----------     -----------     ----------
                                                 ----------     -----------     -----------     ----------

Diluted earnings (loss) per share                $    (0.05)    $     (0.22)    $     (0.19)    $    (0.15)
                                                 ----------     -----------     -----------     ----------
                                                 ----------     -----------     -----------     ----------

Weighted average shares outstanding               6,611,005       6,611,005       6,611,005      5,563,143
                                                 ----------     -----------     -----------     ----------
                                                 ----------     -----------     -----------     ----------



See accompanying notes.

                                    CANMAX INC.
                                  AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                  FOR THE NINE MONTHS
                                                                     ENDED JULY 31,
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
Operating activities:
     Net loss                                                $(1,286,239)      $  (811,428)
Adjustments to reconcile net loss
 to net cash provided in operating activities:
          Depreciation and amortization                          672,725           703,476
          Change in bad debt reserve                             (22,900)            8,793
Changes in assets and liabilities:
          Accounts receivable                                    832,624         1,451,792
          Inventory                                              (23,033)          345,940
          Prepaid expenses and other                             (15,288)           49,086
          Accounts payable                                      (213,601)       (1,037,180)
          Accrued liabilities                                   (334,775)            8,328
          Deferred revenue                                       311,681          (290,076)
          Advances from shareholders                            (100,000)                -
                                                             -----------       -----------
Net cash provided in operating activities                       (178,806)          428,731

Investing activities:
      Purchase of property and equipment                         (40,769)         (103,294)
      Capitalized software costs                                (418,356)                -
      Payments of notes receivable                              (696,960)                -
      Decrease in other assets                                    33,238          (236,651)
                                                             -----------       -----------
      Net cash used in investing activities                   (1,122,847)         (339,945)

Financing activities:
      Proceeds from convertible debentures  -
       shareholders                                                                       -
      Payments made on lease obligation                          (85,385)          (98,556)
      Repayment of shareholder advance                                 -           (95,765)
      Convertible debentures                                   1,500,000                 -
      Repayment on borrowing                                     (80,862)          (25,327)
                                                             -----------       -----------
      Net cash (used in) provided by financing
      activities                                               1,333,753          (219,648)
                                                             -----------       -----------
Effect of exchange rate changes on cash                                -               121
                                                             -----------       -----------
Net decrease in cash                                              32,100          (130,741)

Cash at beginning of period                                      128,871           908,772
                                                             -----------       -----------
Cash at end of period                                        $   160,971       $   778,031
                                                             -----------       -----------
                                                             -----------       -----------

                                    CANMAX INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Canmax's annual report on Form 10-K for the year ended October 31, 1997. Certain amounts in the 1997 condensed consolidated statement of operations have been reclassified to conform with the 1998 presentation.

On June 5, 1998, Canmax, Inc., ("Canmax" or the "Company"), established a wholly owned subsidiary, Canmax Telecom, Inc., to focus on the telecommunications marketplace.

Certain prior period amounts have been reclassified to conform to the current period presentation.

INVENTORY

Inventory consists primarily of computer hardware and purchased software.

REVENUE RECOGNITION

Phone cards - Revenue recognition originates from customer usage of prepaid calling cards. The Company sells cards to retailers and distributors at a fixed price. When the retailer or distributor is invoiced, deferred revenue is recognized. The Company recognizes revenue, and reduces the deferred revenue account as the customer utilizes calling time and upon expiration of cards, containing unused calling time.

EARNINGS PER SHARE

Basic earnings per share of common stock is based upon the weighted average number of common shares actually outstanding during each period. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options. As the Company incurred a net loss for the three months and the nine months ended July 31, 1997 and 1998, there were no adjustments for potentially dilutive securities as the adjustments would have been antidilutive.

                                    CANMAX INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE A - BASIS OF PRESENTATION (CONTINUED)

CURRENT AND PENDING ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new guidance for the reporting and display of comprehensive income and its components. SFAS No. 130 requires that the Company's foreign currency translation adjustment be included in other comprehensive income. The provisions of SFAS No. 130 have been applied to the prior period presentation. The Company is not required to adopt these Statements until November 1, 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

In July 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an
Enterprise and Related Information."  This Statement expands   certain
reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued Statement #132, "Employers' Disclosures
about Pensions and Other Postretirement Benefits."   This Statement revises
employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt these Statements until November 1, 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supercedes Statement of Position No. 91-1. SOP 97-2 will be effective for all transactions entered into the Company subsequent to October 31, 1998. The Company is currently evaluating the impact that SOP 97-2 will have on software license revenue transactions entered into subsequent to October 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new Standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.

NOTE B - ADVANCES FROM SHAREHOLDERS AND CONVERTIBLE DEBENTURES

ADVANCES FROM SHAREHOLDERS

On October 30, 1997, a shareholder, Founders Equity Group, Inc. ("Founders"), advanced Canmax $100,000. The advance was unsecured and had an interest rate of 12%. On November 6, 1997, Canmax repaid principal and interest of $100,230, which fully satisfied Canmax's obligation.

                                    CANMAX INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


CONVERTIBLE DEBENTURES TO SHAREHOLDERS

On December 15, 1997, Canmax executed a convertible loan agreement (the "Original Agreement") with a shareholder, Founders Equity Group, Inc., ("Founders") which provided financing of up to $500,000. Funds obtained under the loan agreement are collateralized by all assets of Canmax and bear interest at 10%. Required payments are for interest only and are due monthly beginning February 1, 1998. Borrowings under the loan agreement mature January 1, 1999, unless otherwise redeemed or converted.

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

On February 11, 1998, Canmax and Founders executed a loan commitment letter (the "Loan Commitment") which provided for multiple advance loans of up to $2 million upon terms similar to the Original Agreement; however, indebtedness outstanding under the Loan Commitment was convertible into shares of Canmax Common Stock at a conversion price equal to the average closing prices of the Canmax Common Stock over the five-day trading period immediately preceding the date of each advance. As consideration for the Loan Commitment, Canmax paid a commitment fee of $10,000.

As of March 31, 1998, Founders (and certain of its affiliates) entered into the First Restated Loan Agreement (the "Loan Agreement") which consolidated all rights and obligations of Canmax to Founders under the Original Agreement and the Loan Commitment. Amounts advanced under the Loan Agreement bear interest at the rate of 12% per annum, are secured by a lien on all of the Company's assets and are convertible into shares of Canmax Common Stock, at the option of Founders, at $0.80 per share. On August 25, 1998, Founders agreed to release its lien on all of the Company's assets upon the consummation of the Proposed Sale (see Subsequent Events). As consideration for the release, the Company agreed, upon the consummation of the Proposed Sale, to repay $1.0 million of the $1.5 million currently outstanding under the Loan Agreement, and to allow Founders to convert the remaining $0.5 million plus accrued but unpaid interest outstanding under the Loan Agreement into shares of Canmax Common Stock at a conversion price of $0.50 per share.

On February 5, 1998, Founders and the Company entered into a financial consulting agreement pursuant to which Founders agreed to provide financial advisory and consulting services to the Company, and the Company agreed to pay to Founders a fee equal to 3% of the value of the consideration received in any sale or merger of any division or subsidiary of the Company. As a result of this agreement, Founders will receive $120,000 of the initial proceeds of the Proposed Sale, should it be consummated. Founders has agreed to forego any further payments that may be attributable to the Company's receipt of deferred payments in connection with the Proposed Sale.

                                    CANMAX INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE C - ACQUISITIONS AND REVERSALS

USCOMMUNICATIONS ACQUISITION AND REVERSAL

On January 30, 1998, the Company acquired USC in a transaction recorded under the purchase method. The total purchase price of the acquisition was $2,952,204.

On June 15, 1998, the Company and USCommunications signed an agreement to reverse the purchase of USCommunications. The Company recovered 1.5 million shares, and warrants to purchase an additional 4.5 million share as a result of this reversal. Cash payments made on behalf of USCommunications will be recovered through a note receivable. The two board members who were elected as part of the acquisition agreement have resigned.

ACQUISITION OF TALK TIME INC.

On June 16, 1998, the Company acquired the assets of Talk Time, a wholesale distributor of prepaid calling cards to convenience stores in the Rocky Mountain and Oklahoma Regions. The asset purchase agreement provides for the acquisition of certain assets for assumption of obligations approximating $54,000. In addition the owner of Talk Time received 50,000 warrants to purchase 50,000 shares of the Company's common stock for $1 per share

NOTE D - SHAREHOLDERS' EQUITY

STOCK OPTION PLAN

On February 26, 1998, the Board of Directors increased the number of shares issuable under Canmax's stock option plan (the "Stock Option Plan") from 1.2 million shares to 2.3 million shares so that stock options previously granted by the Board in excess of those permitted by the Stock Option Plan could be covered by the Plan. As of February 27, 1998, 1,121,990 shares of Canmax Common Stock have been issued under the Stock Option Plan, 1,074,650 shares remain subject to outstanding options under the Stock Option Plan, and 103,360 shares were available for future grants under the Stock Option Plan.

NOTE E - NASDAQ LISTING

On August 25, 1997, the U.S. Securities and Exchange Commission, The National Association of Securities Dealers, Inc. and The NASDAQ Stock Market approved increases in the listing and maintenance standards governing the NASDAQ SmallCap Market. Canmax was delisted from the NASDAQ SmallCap Market, and is now traded on the OTC Bulletin Board. The delisting of Canmax Common Stock may adversely affect the liquidity of the Canmax Common Stock, the operations of Canmax and the ability of Canmax to raise capital in the future.

                                    CANMAX INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE F - SUBSEQUENT EVENTS

In August 1998, the Company entered into an agreement with PT-1
Communications, Inc. ("PT-1"). The agreement provides for PT-1 to supply long distance telecom and debit services to the Company for use in the Company's subsidiary's, Canmax Telecom Inc., marketing and distribution of domestic and international prepaid long distance calling cards.

In September 1998, the Company entered into a definitive agreement for the sale of substantially all of the assets and operations of its retail systems subsidiary for $4 million in cash consideration and deferred payments up to an additional $3.625 million, based upon future revenues from the sold business. The proposed sale will be recorded as a sale of a segment of the Company's business and reported as a discontinued operation. In connection with the closing of the sale, the convertible debentures to shareholders and related accrued will be settled for $1,077,500 in cash and 1,282,740 shares of the company's common stock. The common stock amount was determined by using $0.50 per share, which approximates the current trading price

NOTE G - SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY

                                               FOR THE NINE MONTHS
                                                  ENDED JULY 31,
                                              ----------------------
                                                 1998         1997
                                              ----------    --------
          Property and Equipment acquired
          by assuming notes payable and       $   81,051   $ 133,157
          capital leases                      ----------   ---------
                                              ----------   ---------
          Note receivable offset against      $   27,700   $       -
          accounts payable                    ----------   ---------
                                              ----------   ---------
          Interest Paid                       $   29,396   $  13,260
                                              ----------   ---------
                                              ----------   ---------

See accompanying notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Form 10-K and the consolidated financial statements for the year ended October 31, 1997 and October 31, 1996; the Company's Form 10-Q for the quarters ending April 30, 1998, January 31, 1998, July 31, 1997, April 30, 1997 and January 31, 1997; and the consolidated financial statements and related notes, for the quarter ended July 31, 1998, found elsewhere in this report.

RESULTS OF OPERATIONS

REVENUE

During the third quarter of 1998, Canmax had revenues of $2,482,033, an increase of $1,127,587 or 83% over the third quarter of 1997. During the third quarter of 1998, The Southland Corporation (Southland) and NCR Corporation (NCR) accounted for approximately 85% of the Company's total revenue as compared with approximately 81.4% for the comparable period of 1997. For the nine months ended July 31, 1998 Canmax had revenues of $5,872,996, a decrease of $3,215,624 or 35.4% over the comparable period in 1997. For the nine months ended July 31, 1998, Southland and NCR accounted for approximately 84% of the Company's total revenue as compared to approximately 92.1% for the comparable period of 1997. The decline in revenue is due to a decrease in development sales to Southland which was partially offset by revenue generated by the recently acquired telecommunications business. Revenues from pre-paid phone cards and other telecommunication products for the 3 month period ending July 31, 1998 was $110,722.

Development revenue for the three-month period ended July 31, 1998 increased $938,257 or 155.4% from $603,731 to $1,541,988. This increase was due primarily to the additional resources provided to Southland during the completion of testing and preparation for rollout of the new POS and ordering and distribution system. Additional developers and production support personnel were utilized, as well as the physical relocation of testing facilities from Southland headquarters to Canmax.

For the nine months ended July 31, 1998 development revenue decreased $3,355,448 or 50.2%, from $6,685,579 in 1997 to $3,330,131 in 1998. This decrease was due primarily to the completion of a large development for the Southland Corporation that took place in 1997, and no comparable project occurred for the same period in 1998.

Service agreement revenue for the three months ended July 31, 1998 and 1997 increased $185,748 or 34.6% from $536,709 to $722,457, respectively. For the nine months ended July 31, 1998, service agreement revenue increased $504,906 or 32.9% from $1,534,274 in 1997 to $2,039,180 in 1998. This increase resulted primarily from increases in calls received from The Southland Corporation.

See discussion in "Liquidity and Sources of Capital" for future trends and status of contracts.

EXPENSES

Customer service costs for the three months ended July 31, 1998 increased by $165,723 or 31% compared with the same period in 1997. For the nine months ended July 31, 1998, customer service costs increased $58,061 or 3.7% from $1,570,183
in 1997 to $1,628,244 in 1998.   The increase in cost is due to additional staff
and expenditures associated with the increased revenue from The Southland Corporation. Development costs decreased $148,878 or17.3% for the three months ended July 31, 1998 for the comparable period in 1998 and decreased $1,737,109 or 47% for the nine months ended July 31, 1998 for the same period in 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three month and nine month periods ended July 31, 1998 and July 31, 1997 Canmax recorded no tax provision due to adequate net operating loss carryforwards.

As a result of the foregoing, Canmax incurred a net loss of ($309,784) or ($0.05) per share, for the three months ended July 31, 1998 as compared with net loss of ($1,470,694) or ($0.22) per share (basic), for the three months ended July 31, 1997.

For the nine months ended July 31, 1998, Canmax incurred a net loss of ($1,286,239) or ($0.19) per share as compared with net loss of ($811,428) or ($0.15) per share, for the same period in 1997.

LIQUIDITY AND SOURCES OF CAPITAL

At July 31, 1998, the Company had cash and cash equivalents of approximately $161,000, down from $778,000 for the same period in 1997, a declined of $617,000. The decrease was primarily due to operating shortfalls and funds provided to USCommunications, Inc. ("USC").

Cash used by operating activities totaled $179,000 for the nine months ended July 31, 1998. Cash used was comprised of the Company's net loss of ($1.3 million), adjusted for: depreciation and capitalized software and intellectual property rights amortization of $672,725; and net changes in operating assets and liabilities of $458,000. Cash provided by operating activities in the first nine months of 1997 totaled $528,000.

Cash used in investing activities for the nine months ended July 31, 1998 totaled $1,123,000 and was primarily comprised of funds provided to USC in the form of a note receivable of $725,000 and capitalized software costs of $418,000. Cash used in investing activities for the nine months ended July 31, 1997 totaled $340,000.

Cash provided by financing activities for the nine months ended July 31, 1998 totaled $1,334,000 and was primarily comprised of $1.5 million of borrowings from the convertible debentures, reduced by note and lease payments of $166,000. Cash used by financing activities for the same period in 1997 totaled $220,000.

Current assets totaled $2,609,000 at the end of the third quarter of 1998, resulting in negative working capital of $813,000. Cash and cash equivalents totaled $161,000 at the end of the third quarter of 1998. Accounts receivable totaled $1,946,000 and represents 75% of current assets. Accounts receivables were primarily comprised of Southland Corporation. The note receivable totaled $697,000 at July 31, 1998 and consists of the funds provided to USC.

Net property and equipment totaled $597,000 at the end of the third quarter of 1998. The majority of property and equipment is comprised of furniture, fixtures and computer equipment. Net intangible assets totaled $758,000 at the end of the third quarter of 1998 and were primarily comprised of capitalized software costs.

Current liabilities totaled $3,422,000 and long-term liabilities totaled $144,000 at the end of the third quarter of 1998. The majority of liabilities were comprised of convertible debentures, accounts payable and accrued liabilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

To maintain liquidity during fiscal 1999, Canmax must (i) increase revenue through the successful completion of on-going development contracts with customers, the introduction of new products to the marketplace, increasing the market share for existing products and services, and negotiating new development contracts with customers and/or (ii) increase revenue with low cost/rapid entry into the telecommunications market and/or (iii) utilize existing loan agreements or obtain additional lines of credit. See "Convertible Loan Agreements." Canmax believes that it will be able to meet its liquidity needs in 1999 through the above methods, however, if the company completes the Proposed Sale described in Subsequent Events, it believes that proceeds from the sale will provide sufficient liquidity in and of itself.

PRODUCT DEVELOPMENT

To complete development of the next generation Windows based product, Canmax is performing additional development effort that is not funded by work currently being performed for Southland Corporation. Costs necessary to perform the additional development and to bring the new product to market are estimated to range from $200,000 to $500,000.

ACQUISITIONS

Canmax continues to review an acquisition strategy. From time to time Canmax will review acquisition candidates with products, technologies or other services that could enhance Canmax product offerings or services. Any material acquisitions could result in Canmax issuing or selling additional debt or equity securities, obtaining additional debt or other lines of credit and may result in a decrease to Canmax working capital depending on the amount, timing and nature of the consideration to be paid.

SIGNIFICANT CUSTOMERS

Southland Corporation has accounted for 95% of the Revenue of Canmax in prior periods.

CURRENT AND PENDING ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new guidance for the reporting and display of comprehensive income and its components. SFAS No. 130 requires that the Company's foreign currency translation adjustment be included in other comprehensive income. The provisions of SFAS No. 130 have been applied to the prior period presentation. The Company is not required to adopt these Statements until November 1, 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

In July 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current standards. In February 1998, the FASB issued Statement #132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The Company is not required to adopt these Statements until November 1,

1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

In June 1998, the Financial Accounting Standards Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new Standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.

IMPACT OF YEAR 2000

Canmax has completed an assessment of the impact of Year 2000 issues on its internal systems and developed software products and determined that is will be required to modify or replace portions of its internal systems and developed software products so that they will function properly with respect to dates in the year 2000 and thereafter. Canmax has initiated communications with all of its significant suppliers and customers to determine the extent to which Canmax's internal systems and developed software products are vulnerable to those third parties failure. Canmax has commenced its Year 2000 compliance project. The project is estimated to be completed not later than December 31, 1998. Canmax believes that with modifications to existing internal systems and developed software products and conversions to new internal systems and developed software products, the Year 2000 issues will not pose significant problems for its internal systems and developed software products. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of Canmax. Canmax has concluded that the cost of its Year 2000 project will not material impact future financial results.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations of Canmax" section contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent Canmax's expectations or beliefs concerning, among other things, future operating results and various components thereof and the adequacy of future operations to provide sufficient liquidity. Canmax cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, but are not limited to: (i) future supply and demand for the Company's products, including user acceptance of Windows NT as an operating system, (ii) concentration of revenues in one customer and Canmax's relationship with such customer, (iii) the ability of Canmax to manage its growth, (iv) Canmax's need for additional financing to fund product development, marketing and related support services, and acquisitions,
(v) future technological developments and product acceptance, (vi) intense price and product competition within the industry, (vii) general economic conditions,
(viii) possible disruptions of normal business activity from Year 2000 issues and other risks and uncertainties as discussed in this Quarterly Report and the

1997 Annual Report, (ix) competitive products and substitute products, and
(x) other risks indicated herein and in filings with the commission.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended July 31, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are required to be filed with this quarterly report on Form 10-Q:

11   Statement re Computation of Per Share Earnings (filed herewith).

27   Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K

On July 13, 1998, the Registrant filed a report on Form 8-K regarding the change in certifying accountants.

On June 30, 1998, the Registrant filed a report on Form 8-K regarding the rescindment of the USCommunication Services, Inc. acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   Canmax Inc.
                                                   (Registrant)


DATE:    September 14, 1997                  /s/   Roger D. Bryant
     ----------------------------            ----------------------------
                                             Roger D. Bryant
                                             President & CEO