Form 10-K/A
period 1997-10-31
CANMAX INC /WY/
filed 1998-09-18
CIK 913659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC. 20549

                  -----------------------------------------------
                                 Amendment No. 1 to
                             Annual Report on Form 10-K
                                   on Form 10-K/A
                  -----------------------------------------------




  MARK ONE              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   [X]                              SECURITIES EXCHANGE ACT OF 1934
                               FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997
                                                   OR
   [ ]                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                    THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.

                           Commission file number 0-22636

                                    CANMAX INC.
              (Exact name of registrant as specified in its charter)


                 Wyoming                               75-2461665
 --------------------------------------  --------------------------------------
     State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization

                               150 W. CARPENTER FRWY.
                                IRVING, TEXAS 75039
                     (Address of principal executive offices)
                                     (Zip Code)

                                    972-541-1600
               (Registrant's telephone number, including area code)
                               ----------------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                        NONE

            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                Title of each class
                                -------------------
                          Common Stock, without par value
                               ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements the past 90 days.   Yes       No   X
                                                 -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amount to this Form 10-K or any amount to this Form 10-K. [    ]

     As of September 10, 1998, 6,611,005 shares of Common Stock were outstanding. The aggregate market value of the 4,546,543 shares of Common Stock held by nonaffiliates of Canmax Inc. as of such date, approximated $2,727,925.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    CANMAX INC.

                                    FORM 10-K/A


                                                                                  PAGE
                                                                                  ----

PART III
    Item 10.  Directors and Executive Officers of the Registrant................
    Item 11.  Executive Compensation ...........................................
    Item 12.  Security Ownership of Certain Beneficial Owners and Management....
    Item 13.  Certain Relationships and Related Transactions....................

EXPLANATORY NOTE

     This Form 10-K/A amends Items 10, 11, 12 and 13 of Canmax, Inc.'s ("Canmax") Annual Report on Form 10-K for the year ended October 31, 1997. In that report, these items were to have been incorporated by reference from the Company's definitive proxy statement which was expected to be filed by February 28, 1998 which was not timely filed. Items 10, 11, 12 and 13 of Form 10-K are being filed with the Commission via this 10-K/A.

                                           PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the current directors, nominees for director and executive officers of the Company.


         NAME              AGE  POSITION WITH THE COMPANY
------------------------   ---  ----------------------------------------
 Roger D. Bryant            55  President, Chief Executive Officer, and
                                Director

 Debra L. Burgess           40  Executive Vice President, Chief Operating
                                Officer, Secretary and Director

 W. Thomas Rinehart         57  Director

 Robert M. Fidler           59  Director

 Nick DeMare                43  Director

     ROGER D. BRYANT has served as President, Chief Executive Officer and a director of Canmax since November 15, 1994. Prior to joining Canmax, Mr. Bryant was President of Network Data Corporation (1993-1994), a private corporation which specialized in developing software for the convenience store and retail petroleum industries. Mr. Bryant has also served as President of Wayne Division, USA (1991-1993), a division of Dresser Industries Inc., a manufacturer of fuel dispensing equipment. Mr. Bryant currently serves as a director of Field Point Petroleum Corporation. Mr. Bryant has extensive knowledge and experience in the software development, retail petroleum and convenience store industries. Mr. Bryant holds a degree in electrical engineering.

     DEBRA L. BURGESS has served with the Company since 1989 in increasingly responsible positions. Since November 1994, she has been the Company's Chief Operating Officer and a director. Ms. Burgess also serves as the Company's Chief Financial Officer. Ms. Burgess has been the Secretary of the Company since 1996. Prior to joining Canmax, Ms. Burgess was the Manager of Retail Automation responsible for the selection and implementation of a retail automation solution (1981-1989) at Fina Oil and Chemical Company, a retail petroleum, petrochemical refining and exploration company. Ms. Burgess is a Certified Public Accountant.

     W. THOMAS RINEHART has served as a director of Canmax since May, 1991. He was co-founder and Executive Vice President of BASS Inc., from June 1981 until his retirement in September 1992. BASS Inc., a private corporation, is a supplier of retail automation hardware and software to the grocery store industry. Prior to BASS Inc., Mr. Rinehart was with NCR from 1964 to 1981, where he held various staff and management positions within its retail software development divisions. Mr. Rinehart has extensive experience in software development and retail automation.

     ROBERT M. FIDLER has served as a director of Canmax since November 1994. Mr. Fidler joined Atlantic Richfield Company ("ARCO") in 1960, was a member of ARCO's executive management team from 1976 to 1994 and was ARCO's manager of New Marketing Programs from 1985 until his retirement in 1994. Mr. Fidler has extensive knowledge and experience in managing retail petroleum operations.

     NICK DEMARE, has served as a director of Canmax since January 1991. Since May, 1991, Mr. DeMare has been the President and Chief Financial Officer of Chase Management Ltd., where his overall responsibility includes providing a broad range of administrative, management and financial services to private and public companies with varied interests in mineral exploration and development, precious and base metals production, oil and gas, venture capital and computer software. Mr. DeMare has served and continues to serve on the boards of a number of Canadian public companies and on the board of directors of North Lily Mining Co., a mining company. Mr. DeMare is a Chartered Accountant (Canada).

SIGNIFICANT EMPLOYEES

     A brief description of the business experience and position of certain significant employees of the Company and its subsidiaries who are not also directors is provided below.

     LYNN G. CHIANESE is Vice President of Customer Services of Canmax Retail Systems Inc., ("CRSI") and has served in that capacity since April 1993. Ms. Chianese joined Canmax in September 1986 and has held positions of increasing responsibility. Prior to joining Canmax, she was the Operations Manager for Darnell / Darcor, an international manufacturing company.

     IVOR J. FLANNERY is Vice President of Advanced Research of CRSI and has served in that capacity since January 1989. Mr. Flannery joined Canmax in September 1983 and has held positions of increasing responsibility. Prior to joining Canmax he was an Advanced Systems Engineer for RIM Technology, a software development company which developed point of sale systems for the retail petroleum industry.

     RICHARD STEPHENS is Vice President of Development of CRSI and has served in that capacity since April 1995. Previously, he spent seven years with the Wayne Division of Dresser Industries Inc., a manufacturer of fuel dispensing equipment, as Manager--Systems Software, responsible for developing point of sale systems and applications.

     SCOTT R. MATTHEWS is Vice President of Telecommunications Development/Sales and Marketing and has served in that capacity since April 1998. From February 1996 to March 1998, Mr. Matthews was the Vice President of Sales and Marketing at Galaxy Communications, Inc., a telecommunications company. Mr. Matthews previously served as the Director of Sales of ATCALL, Inc., a telecommunications company.

     MICHAEL C.F. MCQUARRIE is the Vice President of Professional Services and has served in that capacity since March of 1998. Since 1997, Mr. McQuarrie has also been responsible for overseeing the development of CRSI's Windows NT based software products. Mr. McQuarrie joined Canmax in 1982 and has held positions of increasing responsibility.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on the review of the copies of such reports filed during the fiscal year ended October 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except (i) Mr. Roger D. Bryant, Mr. Philip M. Parsons and Ms. Debra L. Burgess each filed one late report concerning their receipt of the Performance Warrants, (ii) the Dodge Jones Foundation has not filed a Form 3 to report their 10% ownership interest in the Company, (iii) neither Mr. Bernet, Ms. Delia O'Donnell nor the trustee of the voting trust for the former shareholders of USC have filed Form 3's reporting their receipt of shares of Company Common Stock on January 30, 1998 as a result of the Merger Agreement, and (iv) each of the Company's officers and directors filed late their Form 5 Annual Statement of Beneficial Ownership of Securities Report that was due on or about December 15, 1997.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid by Canmax and its subsidiaries during the years ended October 31, 1997, 1996 and 1995 for services in all capacities to each of Canmax's chief executive officer and the four highest paid executive officers (the "Named Executive Officers") of Canmax whose total annual salary and bonus exceeded $100,000.

                            SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                        ANNUAL COMPENSATION               AWARDS
                                             ----------------------------------------  ------------
                                                                                        SECURITIES
     NAME AND PRINCIPAL                                                  OTHER ANNUAL   UNDERLYING       ALL OTHER
         POSITION                    YEAR    SALARY($)      BONUS($)(1)  COMPENSATION   OPTIONS (#)    COMPENSATION (2)
----------------------------------   ----    ---------      ----------  -------------   -----------    ------------
 Roger D. Bryant.................    1997     185,000              --       --             45,000         538
 President and CEO                   1996     169,750          73,920    18,733(4)        210,000         --
                                     1995                      10,000       --             35,000         --

 Debra L. Burgess................    1997     140,000              --       --             35,000         69
 Executive Vice President            1996     118,542          40,320       --             69,000         --
 Chief Operating Officer             1995     104,260           4,000       --             15,800         --
 Secretary

 Philip M. Parsons(3)............    1997     125,000              --       --             25,000         65
 Executive Vice President            1996     108,750          36,960       --             55,000         --
 Chief Financial Officer             1995      36,070           4,000       --             10,000         --
 Treasurer

 Ivor Flannery...................    1997     110,000              --       --             23,000         --
 Vice President -                    1996      94,050          21,056       --             15,000         --
 Advanced Research (5)               1995      91,055          12,750       --                 --


 Richard Stephens................    1997     110,000              --       --             15,000         --
 Vice President-                     1996      94,000          21,056       --             20,000         --
 Development (5)                     1995      52,724           4,500       --              5,000         --

-------------------

(1)  Reflects bonus earned during the fiscal year but paid during the next year.

(2) Reflects compensation associated with supplemental long-term disability insurance.

(3) Mr. Parsons resigned as a director and officer of the Company effective April 9, 1998.

(4) Reflects compensation associated with relocation expenses incurred by Mr. Bryant.

(5)  Reflects positions held with Canmax's subsidiary, CRSI.


EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

     Mr. Bryant and Ms. Burgess serve as executive officers of CRSI pursuant to written employment agreements that commenced July 1, 1997 and were amended effective upon their renewal on July 1, 1998. Each employment agreement provides for certain benefits and protections upon a "Change of Control," which is defined to occur (i) at any time a person becomes a "beneficial owner" of in excess of thirty percent of the combined voting power of the outstanding securities of CRSI or Canmax, (ii) if, at any time during the twenty-four month period following a merger, tender offer, consolidation, sale of assets or contested election, or any combination thereof, at least a majority of the Canmax Board shall cease to consist of either (a) directors who served prior to such transaction or (b) directors whose nomination for election by the shareholders of Canmax was approved by at least two-thirds of all directors then serving, or (iii) at any time the shareholders of Canmax approve an agreement to sell or dispose of all or substantially all of the assets of CRSI or Canmax. Each employment agreement also permits CRSI or Canmax to terminate the executive for "Cause", meaning a termination as a result of (a) acts of dishonesty constituting a felony or intended to result in substantial gain for personal enrichment at the expense of CRSI or Canmax, or (b) the willful and continued failure to substantially perform such person's duties and responsibilities following a demand for substantial performance by CRSI or Canmax. Each employment agreement prohibits the executive from engaging in any activities in competition with CRSI or Canmax during the employment term and prohibits the executive from soliciting any employees, customers or clients of Canmax or CRSI during the 2-year period following any voluntary termination by the executive or termination for Cause.

     The July 1, 1997 employment agreements with Mr. Bryant and Ms. Burgess provided for the issuance of warrants ("1997 Performance Warrants") to each executive as additional employment compensation. Each 1997 Performance Warrant expires 10 years from the date of issuance and, prior to the amendments to the employment agreements and 1997 Performance Warrants effective July 1, 1998, was exercisable at a price of $2.25 per share, the closing price of the Canmax Common Stock on July 17, 1997, the date that the compensation committee approved the issuance of such warrants. The vesting of the 1997 Performance Warrants was conditioned on the Company's achievement of certain financial targets or upon the occurrence of a Change of Control. The 1997 Performance Warrants vested on January 30, 1998 as a result of the Company's issuance of shares of common stock and warrants as consideration for its acquisition of USCommunication Services, Inc. ("USC"). Effective July 20, 1998, the Compensation Committee reduced the exercise price of the 1997 Performance Warrants from $2.25 per share to $0.53 per share, the closing price of the Canmax Common Stock on July 17, 1998, the trading date preceding the date that the Compensation Committee repriced the 1997 Performance Warrants. In addition, on such date the Compensation Committee also issued to Mr. Bryant and Ms. Burgess additional performance warrants (the "1998 Performance Warrants") having an exercise price of $0.53 per share and a 10 year expiration period, the vesting of which is dependent either upon the Company's recording of revenues in excess of $50 million in any period of twelve consecutive months with positive earnings during such twelve-month period or upon a Change of Control (other than a Change of Control arising from the Proposed Sale).

     Mr. Bryant's employment agreement expires June 30, 2000. Mr. Bryant is entitled to receive an annual base salary of $200,000 and to participate in any bonus programs established by the Canmax Board. Pursuant to his employment agreement, Mr. Bryant has also been granted 1997 Performance Warrants to acquire 250,000 shares of Canmax Common Stock and 1998 Performance Warrants to acquire an additional 100,000 shares of Canmax Common Stock. Pursuant to the terms of his agreement, Mr. Bryant may elect to voluntarily terminate his employment within 90 days following a Change of Control and receive a lump sum payment equal to one year's base salary. If Mr. Bryant is terminated during his employment period without Cause, he will be entitled to continue to receive his base salary and benefits for a period of two years and an amount equal to any bonus paid during the preceding 12 months (payable in 24 monthly installments) in accordance with CRSI's standard payroll cycle; provided, however, that such amounts shall be payable in a lump sum following a Change of Control.

     Ms. Burgess' employment agreement expires June 30, 1999. Ms. Burgess is entitled to receive an annual base salary of $165,000 and to participate in any bonus programs established by the Canmax Board. Pursuant to her employment agreement, Ms. Burgess has also been granted 1997 Performance Warrants to acquire 125,000 shares of Canmax Common Stock and 1998 Performance Warrants to acquire 200,000 shares of Canmax Common Stock. Pursuant to the terms of her agreement, Ms. Burgess may elect to voluntarily terminate her employment within 90 days following a Change of Control and receive a lump sum payment equal to one year's base salary. If Ms. Burgess is terminated during her employment period without Cause, she will be entitled to continue to receive her base salary and benefits for a period of one year and an amount equal to 50% of any bonus paid during the preceding 12 months (payable in 12 monthly installments) in accordance with CRSI's standard payroll cycle; provided, however, that such amounts shall be payable in a lump sum following a Change of Control.

     Mr. Parsons was a party to an employment agreement similar to the agreements of Mr. Bryant and Ms. Burgess, which provided for an annual base salary of $125,000 and the grant of 1997 Performance Warrants to acquire 100,000 shares of Canmax Common Stock. Mr. Parsons' employment agreement and 1997 Performance Warrants terminated upon his resignation on April 9, 1998.

     On June 12, 1998, the Company and CRSI executed employment contracts with Lynn G. Chianese, Ivor J. Flannery, Richard Stephens and Michael McQuarrie, each a vice president of CRSI, which requires the Company to give six months prior written notice of any termination of the employment of each person without cause. Pursuant to these employment contracts, Mr. McQuarrie is entitled to receive an annualized base salary of $96,000, Ms. Chianese is entitled to receive an annualized base salary of $100,000, and Messers. Flannery and Stephens are each entitled to receive an annualized base salary of $110,000. In the event the Company terminates any such employee without cause upon less than six months prior written notice, each such employee shall be entitled, for a period of six months from the date of delivery of notice of termination without cause, (i) to continue to receive the base salary in effect at the time of termination in accordance with the Company's regular payroll cycle, (ii) to receive monthly payments equal to one-twelfth of any bonuses paid during the 12-month period preceding the date of termination, and (iii) to continue to participate in all regular employee benefit plans of the Company. Each employment contract provides that if such employee is involuntarily terminated (other than for "cause") in contemplation of, or within six months following, a Change of

Control, then the employee shall be entitled to receive a lump sum severance payment equal to fifty percent (50%) of the employee's annualized base salary in effect at the time of the involuntary termination plus 50% of any bonuses paid during the preceding 12 month period. Each employment contract provides that the employee would also be entitled to continue to participate in any employee benefit plans for a period of six months following the date of termination, and that upon a Change of Control any unvested options held by such employee would be immediately vested and exercisable. In addition, Mr. Flannery and Mr. Matthews have each been granted 1998 Performance Warrants to acquire 100,000 shares of Canmax Common Stock.

STOCK OPTIONS

     The Board of Directors introduced a stock option plan (the "Stock Option Plan"), pursuant to a resolution dated March 29, 1990, in the form approved by Canmax's shareholders at an annual general meeting held March 20, 1990.

     The Stock Option Plan authorizes the Directors to grant options to purchase common shares of Canmax provided that, when exercised, such options will not exceed 2.3 million shares of Canmax Common Stock and no options will be granted to any individual director or employee which will, when exercised, exceed 5% of the issued and outstanding shares of Canmax. The term of any option granted under the Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of granting. The exercise price of any options granted under the Stock Option Plan is the fair market value at the date of grant. On February 26, 1998, the Board of Directors increased the number of shares issuable under the Stock Option Plan from 1.2 million shares to 2.3 million shares so that stock options previously granted by the Board in excess of those permitted by the Stock Option Plan could be covered by the Plan. As of September 14, 1998, 1,121,990 shares of Canmax Common Stock had been issued under the Stock Option Plan, 1,094,650 shares remain subject to outstanding options under the Stock Option Plan, and 83,360 shares were available under the Stock Option Plan.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth information with respect to stock options pursuant to Canmax's stock option plans granted to the Named Executive Officers during fiscal year ended October 31,1997.

                                                                                        POTENTIAL REALIZABLE
                                            INDIVIDUAL GRANTS
                          ----------------------------------------------------         VALUE AT ASSUMED ANNUAL
                           NUMBER OF                                                    RATES OF STOCK PRICE
                          SECURITIES     % OF TOTAL                                       APPRECIATION FOR
                          UNDERLYING   OPTIONS GRANTED  EXERCISE                           OPTION TERM (1)
                           OPTIONS     TO EMPLOYEES IN   PRICE      EXPIRATION      ------------------------
         NAME              GRANTED      FISCAL YEAR    ($/SH)        DATE             5% ($)       10% ($)
-----------------------   ----------  ---------------  --------     ----------       ----------  -----------
 Roger D. Bryant........     5,000                       1.88        4/30/02           2,597        5,739
                            13,333                       1.88        4/30/03           8,525       19,340
                            13,333                       1.88        4/30/04          10,204       23,781
                            13,334                       1.88        4/30/05          11,969       28,667
                          --------                                                   -------      -------
                            45,000        17%                                         33,295       77,527

 Debra L. Burgess.......     5,000                       2.13        5/11/99           1,092        2,236
                             5,000                       1.88        4/30/02           2,597        5,739
                             8,333                       1.88        4/30/03           5,328       12,087
                             8,333                       1.88        4/30/04           6,378       14,863
                             8,334                       1.88        4/30/05           7,480       17,918
                          --------                                                   -------      -------
                            35,000        13%                                         22,875       52,843

 Philip M. Parsons......     5,000                       1.88        4/30/02           2,597        5,739
                             6,666                       1.88        4/30/03           4,262        9,669
                             6,667                       1.88        4/30/04           5,103       11,891
                             6,667                       1.88        4/30/05           5,984       14,334
                          --------                                                   -------      -------
                            25,000         9%                                         17,946       41,633

 Ivor J. Flannery.......     8,000                       2.13        5/11/99           1,746        3,578
                             5,000                       1.88        4/30/03           3,197        7,253
                             5,000                       1.88        4/30/04           3,827        8,918
                             5,000                       1.88        4/30/05           4,488       10,750
                          --------                                                   -------      -------
                            23,000         9%                                         13,258       30,499

 Richard Stephens.......     5,000                       1.88        4/30/03           3,197        7,253
                             5,000                       1.88        4/30/04           3,827        8,918
                             5,000                       1.88        4/30/05           4,488       10,750
                          --------                                                   -------      -------
                            15,000         6%                                         11,512       26,921

-----------

(1) Based upon the per share market price on the date of grant and on annual appreciation of such market price through the expiration date of such options at the stated rates. These amounts represent assumed rates of appreciation only and may not necessarily be achieved. Actual gains, if any, are dependent on the future performance of the Common Stock, as well as the continued employment of the Named Executives through the vesting period. The potential realizable values indicated have not taken into account amounts required to be paid as income tax under the Internal Revenue Code of 1986, as amended, and any applicable state laws.

     No other annual or long-term compensation was received or is receivable by the executive officers named above in respect of employment in 1997 or prior years.

     The following table sets forth information with respect to each exercise of stock options during fiscal 1997, by each of the Named Executive Officers and the number of options held at fiscal year end and the aggregate value of in-the-money options held at fiscal year end. None of the Named Executive Officers exercised options in fiscal 1997.

     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                       VALUES


                                                                     NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                                    UNDERLYING UNEXERCISED             "IN-THE-MONEY" OPTIONS AT
                                                                     OPTIONS AT FY-END (#)                      FY-END ($)
                        SHARES ACQUIRED ON    VALUE REALIZED     -----------------------------      -----------------------------
          NAME             EXERCISE (#)            ($)           EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
---------------------   ------------------    --------------     -----------     -------------      -----------     -------------
 Roger D. Bryant......          --                  --              150,000         140,000             --               --
 Debra L. Burgess.....          --                  --               77,800          50,000             --               --
 Philip M. Parsons....          --                  --               45,000          45,000             --               --
 Ivor J. Flannery.....          --                  --               26,500          22,500             --               --
 Richard Stephens.....          --                  --               15,000          25,000             --               --



     On October 31, 1997, there were 1,017,700 outstanding stock options with a weighted average exercise price of $2.23 per share.

               LONG TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

     The following table sets forth information with respect to long term incentive plan awards to the Named Executive Officers during fiscal year ended October 31, 1997.

                                                                                                        ESTIMATED FUTURE PAYOUTS
                                    NUMBER OF SHARES UNDERLYING      PERFORMANCE OR OTHER PERIOD      UNDER NON-STOCK PRICE-BASED
               NAME                         WARRANTS (#)              UNTIL MATURATION OR PAYOUT                 PLANS (#)
-------------------------------    ----------------------------      ---------------------------      ----------------------------
 Roger D. Bryant................       250,000                                   (1)                            250,000
 Debra L. Burgess...............       125,000                                   (1)                            125,000
 Philip M. Parsons..............       100,000                                   (1)                            100,000

-------------------

(1) The long-term incentive plan awards to Mr. Bryant, Ms. Burgess and Mr. Parsons relate to the 1997 Performance Warrants issued under each of their employment agreements. See "Employment and Change of Control Agreements". Under the terms of the 1997 Performance Warrants, vesting of such warrants is dependent upon the earlier of (i) the earnings per share of Canmax (after tax) equals or exceeds $0.30 per share during any fiscal year, (ii) the closing price of the Canmax Common Stock equals or exceeds $8.00 per share for sixty-five consecutive trading days, or (iii) a Change of Control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Canmax has no interlocking relationships involving any of its Compensation Committee members which would be required by the Commission to be reported herein, and no officer or employee of Canmax serves on its Compensation Committee.

COMPENSATION COMMITTEE REPORT

     In fiscal 1997, Canmax's Compensation Committee consisted of two outside directors; Messrs., Fidler, and Rinehart. The Committee was responsible for determining the compensation of Canmax's executive officers and other key senior employees, including Roger D. Bryant, Canmax's Chief Executive Officer, (the "Chief Executive").

DETERMINATION OF CEO AND EXECUTIVE OFFICER COMPENSATION.

     Canmax has strived to structure its executive compensation programs in a manner designed to attract and retain a talented and capable management team, and to provide appropriate compensation based on that team's achievement of financial performance objectives. During fiscal 1997, the Compensation Committee held primary responsibility for determining the compensation of the Chief Executive, and for approving the determinations of compensation paid to other officers and senior executives, as proposed by the Chief Executive.

     Compensation is normally paid to the Chief Executive in the form of base compensation, bonus compensation and the granting of options to buy shares of Canmax's Common Stock at then prevailing market prices. Each year the Board of Directors of Canmax sets forth certain financial performance objectives for Canmax. Canmax's ability to meet such targeted financial goals, and the Chief Executive's previous base compensation level, are the most important criteria utilized by the Compensation Committee in determining the compensation of the Chief Executive, although the Compensation Committee reviews other factors, including the compensation awarded to chief executive officers of similar corporations. Based on a review of such criteria, the Compensation Committee will determine the annual base and bonus compensation of the Chief Executive. In addition, the Compensation Committee may grant stock options in order to align the interests of the Chief Executive with those of the shareholders. With respect to the Chief Executive's compensation during fiscal 1997, the Compensation Committee primarily considered Canmax's financial performance and the previously existing compensation level of the Chief Executive.

     Compensation to other executive officers is also provided in the form of base compensation, bonus compensation and the granting of stock options. Base compensation is determined based on industry norms associated with the position held by the executive and the recommendation of the Chief Executive, while bonus compensation is normally linked to specific shorter-term (e.g., one to three years) financial performance objectives. Stock options are granted to align the interests of the executive officers with those of the shareholders. The Chief Executive is principally responsible for the performance assessment of individual executive officers and provides his recommendations to the Compensation Committee for its review and approval.

     Additionally, on July 17, 1997, the Compensation Committee approved employment agreements for certain executives. The employment agreements provide for the issuance of warrants to each executive as additional compensation. The warrants were intended to align the interests of the executive officers with those of the shareholders by providing incentive compensation based on the performance of the Company and to retain key executive management by providing protection against a change in control.

COMPENSATION COMMITTEE:

Robert M. Fidler (Chairman)
W. Thomas Rinehart

STOCK PERFORMANCE GRAPH

     Securities and Exchange Commission rules require that a line graph performance presentation be provided comparing cumulative total shareholder return with a performance indicator of a broad market index and a nationally recognized industry index. The following performance graph compares the cumulative total shareholder return on the Company's stock with the Nasdaq Stock Market Total Return Index (Nasdaq Index) and the Nasdaq Computer and Data Processing Services Stocks Total Return Index (Industry Index).

     The Company's stock traded on the Nasdaq SmallCap market tier of The Nasdaq Stock Market from February 10, 1994 through June 8, 1998 on which date it was delisted from the Nasdaq SmallCap market. The Company's stock currently trades on the over-the-counter bulletin board. The comparison assumes that $100 was invested on February 10, 1994 in the Company's shares and in each of the indices. Past performance is not necessarily an indicator of future performance.

                 COMPARISON OF THREE YEARS ENDED OCTOBER 31, 1997
                               CUMULATIVE TOTAL RETURN
  CANMAX INC., NASDAQ STOCK MARKET INDEX AND NASDAQ COMPUTER AND DATA PROCESSING
                                   SERVICES INDEX

            EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                                            CANMAX                        NASDAQ INDEX                    INDUSTRY INDEX
                                     ------------------              ---------------------             -------------------
 Feb-94                                $    100.00                      $    100.00                      $    100.00
 Oct-95                                $     21.43                      $    132.90                      $    174.99
 Oct-96                                $     11.07                      $    156.96                      $    203.20
 Oct-97                                $      9.64                      $    206.72                      $    273.71

                                       FEBRUARY 10, 1994       OCTOBER 31, 1995        OCTOBER 31, 1996        OCTOBER 31, 1997
                                       -----------------       ----------------        ----------------        ----------------
 Canmax Inc.                                  100                 21.43                   11.07                    9.64
 Nasdaq Index                                 100                132.90                  156.96                  206.72
 Nasdaq Industry Index                        100                174.99                  203.20                  273.71

     The data set forth in the above graph and related table was obtained from the Nasdaq Stock Market. All Canmax share data is based on the last closing price of the month. The total return calculation is based upon weighting at the beginning of the period.

COMPENSATION OF DIRECTORS

     Each director who is not an officer of the Company receives a fee of $1,500 for each Board meeting attended in person. Directors are not compensated for attending committee meetings or participating in meetings by telephone. Further, all directors participate in the Company's Stock Option Plan and are awarded non-qualified stock options for 5,000 shares of Common Stock for service on the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 10, 1998, concerning those persons known to Canmax, based on information obtained from such persons, Canmax's records and schedules required to be filed with Canmax, with respect to the beneficial ownership of Canmax's Common Stock by
(i) each shareholder known by Canmax to own beneficially 5% or more of such outstanding Common Stock, (ii) each current director of Canmax and each nominee for election as a director, (iii) each Named Executive Officer and
(iv) all executive officers and directors of Canmax as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of Common Stock beneficially owned. Effect has been given to shares reserved for issuance under outstanding stock options and warrants where indicated.

                                             AMOUNT AND NATURE OF    PERCENT OF
    NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIAL OWNERSHIP     CLASS(1)
-----------------------------------------   ----------------------   -----------
 Dodge Jones Foundation                           1,000,000             15.1%
 400 Pine Street, Suite 900
 Abilene, Texas 79601

 Joseph E. Canon                                  1,000,000(2)          15.1%
 Dodge Jones Foundation
 P.O. Box 176
 Abilene, Texas 79601

 Founders Equity Group                            2,788,364(3)          32.7%
 2602 McKinney, Suite 220
 Dallas, Texas 75204

 Roger D. Bryant (4)                                540,000(5)           7.6%

 Nick DeMare                                         46,880(6)           *
 Chase Management
 1090 West Georgia Street, Suite 1305
 Vancouver, BC V6E 3V7

 W. Thomas Rinehart                                 101,600(7)           1.5%
 700 Freeling Drive
 Sarasota, Florida 34242

 Debra L. Burgess (4)                               274,800(8)           4.0%

 Ivor J. Flannery (4)                                83,468(9)           1.3%

 Robert M. Fidler                                    25,000(10)          *
 987 Laguna Road
 Pasadena, California 91105

 Richard Stephens (4)                                25,000(11)          *

 All  Executive Officers and Directors as a       1,096,748(12)         14.5%
 group (10 persons)

 *   Less than 1.0%


(1) Based upon 6,611,005 shares of Canmax Common Stock outstanding as of September 10, 1998.

(2) Includes 1,000,000 shares held by Dodge Jones Foundation, of which Mr. Canon serves as the Executive Director. As such, Mr. Canon exercises voting power over all such shares.

(3) Includes 50,000 shares subject to presently exercisable warrants and 1,875,000 shares subject to presently convertible debentures issued under the Loan Agreement.

(4) The business address for Canmax executives is 150 West Carpenter Freeway, Irving, Texas 75039.

(5) Includes 290,000 shares of Common Stock which may be acquired through the exercise of stock options which are exercisable within 60 days of September 10, 1998 ("Vested Options") and 250,000 shares subject to presently exercisable warrants.

(6)  Includes 36,600 Vested Options.

(7)  Includes 35,000 Vested Options.

(8) Includes 127,800 Vested Options and 125,000 shares subject to presently exercisable warrants.

(9)  Includes 35,250 Vested Options.

(10) Includes 20,000 Vested Options.

(11) Includes 25,000 Vested Options.

(12) Includes 569,650 Vested Options and 375,000 shares subject to presently exercisable warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the first quarter of 1995, a director, W. Thomas Rinehart advanced Canmax $250,000. This advance was unsecured and bore interest at the rate of 10%. The principal balance was due on demand and could be repaid by Canmax from time to time. Principal payments of $95,765 (together with accrued interest thereon) were repaid during the six months ended April 30, 1997, which fully satisfied Canmax's obligation.

     On April 30, 1997, Founders Equity Group, Inc. ("Founders") acquired from Electronic Data Systems ("EDS") 863,364 shares of Canmax Common Stock in a private transaction, in connection with which Canmax agreed to extend to Founders certain registration rights similar to those previously held by EDS. On May 9, 1997, Founders exercised its right to demand that Canmax file a registration statement with regard to all of its shares of Canmax Common Stock. Under applicable securities laws, Canmax was unable to file the Founders registration statement until after the filing of a registration statement relating to the proposed Merger of Canmax with Auto-Gas Systems, Inc., which merger was subsequently abandoned. Pursuant to the terms of the registration rights agreement with Founders, Canmax was to have filed a registration statement on or about July 23, 1997 or incur a registration penalty of 50,000 shares per month. Founders agreed to extend the registration obligation until August 26, 1997 in exchange for its receipt of a warrant to acquire 50,000 shares of Canmax Common Stock at an exercise price of $2.00 per share. In addition, in May of 1997, Canmax retained Founders to provide advisory services regarding the proposed Merger with Auto-Gas Systems, Inc., and agreed to pay to Founders a fee of $25,000 for such services.

     On April 30, 1997, the Dodge Jones Foundation acquired from EDS 1,000,000 shares of Canmax Common Stock in a private transaction, in connection with which Canmax agreed to extend to the Dodge Jones Foundation certain registration rights similar to those previously held by EDS.

     On October 30, 1997, a shareholder, Founders Equity Group, Inc. ("Founders"), advanced Canmax $100,000. The advance was unsecured and had an interest rate of 12%. On November 6, 1997, Canmax repaid principal and interest of $100,230, which fully satisfied Canmax's obligation.

     On December 15, 1997, Canmax executed a convertible loan agreement (the "Original Agreement") with Founders providing for financing of up to $500,000 at an interest rate of 10% per annum. Advances under the Original Agreement were secured by a lien on all of the Company's assets. Indebtedness outstanding under the Original Agreement was convertible, at the option of Founders, into shares of Canmax Common Stock at a conversion price of $1.25 per share, subject to adjustment for certain events, and was redeemable at the option of Canmax at 110% of par.

     On February 11, 1998, Canmax and Founders executed a loan commitment letter (the "Loan Commitment") which provided for a multiple advance loan of up to $2 million upon terms similar to the Original Agreement; however, indebtedness outstanding under the Loan Commitment was convertible into shares of Canmax Common Stock at a conversion price equal to the average closing prices of the Canmax Common Stock over the five-day trading period immediately preceding the date of each advance. As consideration for the Loan Commitment, Canmax paid a commitment fee of $10,000.

     As of March 31, 1998, Founders (and certain of its affiliates) entered into the First Restated Loan Agreement (the "Loan Agreement") which consolidated all rights and obligations of Canmax to Founders under the Original Agreement and the Loan Commitment. Amounts advanced under the Loan Agreement bear interest at the rate of 12% per annum, are secured by a lien on all of the Company's assets and are convertible into shares of Canmax Common Stock, at the option of Founders, at $.80 per share. On August 25, 1998, Founders agreed to release its lien on all of the Company's assets upon the consummation of the Proposed Sale. As consideration for the release, the Company agreed, upon the consummation of the Proposed Sale, to repay $1.0 million of the $1.5 million currently outstanding under the Loan Agreement, and to allow Founders to convert the remaining $500,000 plus all accrued but unpaid interest outstanding under the Loan Agreement into shares of Canmax Common Stock at a conversion price of $.50 per share.

     On February 5, 1998, Founders and the Company entered into a financial consulting agreement pursuant to which Founders agreed to provide financial advisory and consulting services to the Company, and the Company agreed to pay to Founders a fee equal to 3% of the value of the consideration received in any sale or merger of any division or subsidiary of the Company. As a result of this agreement, Founders will receive $120,000 of the initial proceeds of the Proposed Sale. Founders has agreed to forego any further payments that may be attributable to the Company's receipt of deferred payments in connection with the Proposed Sale.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.

                                              Canmax Inc.
Date:  September 18, 1998

                                              By: /s/ Debra L. Burgess
                                                 -------------------------------
                                                 Debra L. Burgess
                                                 Executive Vice President and
                                                 Chief Financial Officer