Form 10-K/A
period 1997-10-31
CANMAX INC /WY/
filed 1998-10-23
CIK 913659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC. 20549

                  -----------------------------------------------
                                 Amendment No. 2 to
                             Annual Report on Form 10-K
                                   on Form 10-K/A
                  -----------------------------------------------




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

     As of October 22, 1998, 6,611,005 shares of Common Stock were outstanding. The aggregate market value of the 4,546,543 shares of Common Stock held by nonaffiliates of Canmax Inc. as of such date, approximated $1,454,893.

     The Company has amended this Form 10-K/A to include disclosures regarding recent sales of unregistered securities in Item 5.

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

RECENT SALE OF UNREGISTERED SECURITIES

On April 29, 1997, Electronic Data Systems Corporation ("EDS") exercised its option to acquire up to 25% of Canmax's Common Stock, resulting in Canmax issuing 1,598,136 shares to EDS. Pursuant to the terms of the EDS option, the exercise price for the option was to be not less than 75% of market at the time of exercise, minus $4,861,659 (which amount represented the investment by EDS in the option). Upon the exercise of the EDS option, the Company did not receive any cash but reclassified the amount associated with the EDS option ($4,861,659) to Common Stock at a transaction value of $3.04 per share. On July 23, 1997, the Company agreed to grant to Founders a warrant to acquire 50,000 shares of Canmax Common Stock at an exercise price of $2.00 per share in exchange for Founders' agreement to extend the date by which Canmax was to have filed a registration statement for the resale of certain securities held by Founders. Both the issuance of the shares upon the exercise of the EDS option and the issuance of the Founders warrant were consummated in a private transaction in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

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

    (3) EXHIBITS

    The following is a list of all exhibits filed with this 10-K/A-2, including those incorporated by reference.

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

*   Previously filed

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

                                              Canmax Inc.
Date:  October 22, 1998

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