Form 10-Q/A
period 1998-07-31
CANMAX INC /WY/
filed 1998-10-23
CIK 913659

                                 United States
                       Securities and Exchange Commission
                            Washington, D.C.  20549


                                   FORM 10-Q/A


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

                                  CANMAX INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                       ENDED JULY 31,                  ENDED JULY 31,
                                                 --------------------------     --------------------------
                                                    1998           1997            1998            1997
                                                 ----------     -----------     -----------     ----------
Revenues:

    Software licenses and product revenue        $  106,866     $   214,006     $   392,963     $  868,767
    Development                                   1,541,988         603,731       3,330,131      6,685,579
    Customer service                                722,457         536,709       2,039,180      1,534,274
    Prepaid phone cards - USCommunication                 -               -       1,430,856              -
    Prepaid phone cards                             110,722               -         110,722              -
                                                 ----------     -----------     -----------     ----------

                                                  2,482,033       1,354,446       7,303,852      9,088,620
                                                 ----------     -----------     -----------     ----------

Costs and expenses:

    Software licenses and product revenue            29,856         166,860         160,643        525,506
    Development                                     709,965         858,843       1,964,893      3,702,002
    Customer service                                706,246         540,523       1,628,244      1,570,183
    Prepaid phone cards                             226,630               -         226,630              -
    Prepaid phone cards - USCommunication                 -               -       1,165,255              -
    Product development                                   -         145,238               -        444,130
    Sales and marketing                             187,475         170,568         481,392        413,893
    General and administrative                      666,427         693,445       1,923,478      2,527,598
    Selling, general and administrative -
       USCommunication                                    -               -         499,970              -
    Depreciation and amortization                   219,636         243,653         673,174        703,476
    Interest and financing                           45,582           6,010         100,781         13,260
                                                 ----------     -----------     -----------     ----------

                                                  2,791,817       2,825,140       8,824,460      9,900,048
                                                 ----------     -----------     -----------     ----------

Gain on disposal of USCommunication                       -               -         234,369              -
                                                 ----------     -----------     -----------     ----------

Net income (loss)                                $ (309,784)    $(1,470,694)    $(1,286,239)    $ (811,428)
                                                 ----------     -----------     -----------     ----------
                                                 ----------     -----------     -----------     ----------

Basic earnings (loss) per share                  $    (0.05)    $     (0.22)    $     (0.19)    $    (0.15)
                                                 ----------     -----------     -----------     ----------
                                                 ----------     -----------     -----------     ----------

Diluted earnings (loss) per share                $    (0.05)    $     (0.22)    $     (0.19)    $    (0.15)
                                                 ----------     -----------     -----------     ----------
                                                 ----------     -----------     -----------     ----------

Weighted average shares outstanding               6,611,005       6,611,005       6,611,005      5,563,143
                                                 ----------     -----------     -----------     ----------
                                                 ----------     -----------     -----------     ----------



See accompanying notes.

                                    CANMAX INC.
                                  AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                  FOR THE NINE MONTHS
                                                                     ENDED JULY 31,
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
Operating activities:
     Net loss                                                $(1,286,239)      $  (811,428)
Adjustments to reconcile net loss
 to net cash provided (used) in operating activities:
          Depreciation and amortization                          672,725           703,476
          Change in bad debt reserve                             (22,900)            8,793
          Gain on disposal of USCommunication                   (234,369)                -
Changes in assets and liabilities:
          Accounts receivable                                    832,624         1,451,792
          Inventory                                              (23,033)          345,940
          Prepaid expenses and other                             (15,288)           49,086
          Accounts payable                                      (213,601)       (1,037,180)
          Accrued liabilities                                   (334,775)            8,328
          Deferred revenue                                       311,681          (290,076)
                                                             -----------       -----------
Net cash provided (used) in operating activities                (313,175)          428,731

Investing activities:
      Purchase of property and equipment                         (40,769)         (103,294)
      Capitalized software costs                                (418,356)                -
      Payments of notes receivable                              (462,591)                -
      Decrease in other assets                                    33,238          (236,651)
                                                             -----------       -----------
      Net cash used in investing activities                     (888,478)         (339,945)

Financing activities:
      Proceeds from convertible debentures  -
       shareholders                                            1,500,000                  -
      Payments made on lease obligation                          (85,385)          (98,556)
      Repayment of shareholder advance                          (100,000)          (95,765)
      Repayment on borrowing                                     (80,862)          (25,327)
                                                             -----------       -----------
      Net cash (used in) provided by financing
      activities                                               1,233,753          (219,648)
                                                             -----------       -----------
Effect of exchange rate changes on cash                                -               121
                                                             -----------       -----------
Net increase (decrease) in cash                                   32,100          (130,741)

Cash at beginning of period                                      128,871           908,772
                                                             -----------       -----------
Cash at end of period                                        $   160,971       $   778,031
                                                             -----------       -----------
                                                             -----------       -----------

                                    CANMAX INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Canmax's annual report on Form 10-K for the year ended October 31, 1997. The accompanying statement of operations for the nine months ended July 31, 1998 includes the operations of USCommunications since its acquisition through April 30, 1998. Activity during the third quarter through the disposition date is not material to the condensed consolidated financial statements and is not included therein.

On June 5, 1998, Canmax, Inc., ("Canmax" or the "Company"), established a wholly owned subsidiary, Canmax Telecom, Inc., to focus on the telecommunications marketplace.

Certain prior period amounts have been reclassified to conform to the current period presentation.

INVENTORY

Inventory consists primarily of computer hardware and purchased software.

REVENUE RECOGNITION

Under the majority of agreements with customers, the Company sells phone cards to the customer at a fixed price with normal credit terms. Upon shipment of the customer's order, revenue is recognized, except for phone cards shipped on consignment to certain customers at which time revenue is recognized upon sale of phone cards to end users. Concurrently with the recognition of revenue, the Company accrues the estimated cost of the phone card minutes sold based on historical information. As the Company receives invoices from its suppliers for actual minutes used, the accrual account is reduced.

The Company periodically evaluates the cost of actual minutes used and updates its estimates accordingly. At the end of each period, the Company adjusts the accrued minutes account to reflect the estimated cost of unused calling time outstanding. Such adjustments typically result from the expiration of cards containing unused calling time and differences in minutes decremented on the calling card platform versus minutes invoiced by the Companies supplier.

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

In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supercedes Statement of Position No. 91-1. SOP 97-2 will be effective for all transactions entered into by the Company subsequent to October 31, 1998. The Company is currently evaluating the impact that SOP 97-2 will have on software license revenue transactions entered into subsequent to October 31, 1998.


In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position
No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which will be effective for all transactions entered into by the Company subsequent to October 31, 1999. The Company is currently evaluating the impact that SOP 98-1 will have on software developed or obtained for internal use subsequent to October 31, 1999.

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

NOTE B - RELATED PARTY ADVANCES AND CONVERTIBLE DEBENTURES

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

                                    CANMAX INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


CONVERTIBLE DEBENTURES TO SHAREHOLDERS

On December 15, 1997, Canmax executed a convertible loan agreement (the "Original Agreement") with a shareholder, Founders which provided financing of up to $500,000. Funds obtained under the loan agreement are collateralized by all assets of Canmax and bear interest at 10%. Required payments are for interest only and are due monthly beginning February 1, 1998. Borrowings under the loan agreement mature January 1, 1999, unless otherwise redeemed or converted.

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

Interest expense related to Founders was $83,317 for the nine months ended July 31, 1998.


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

                                    CANMAX INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE C - ACQUISITIONS AND REVERSALS

 ACQUISITION AND REVERSAL

On January 30, 1998, the Company acquired USCommunications, Inc.
("USCommunictaions") in a transaction recorded under the purchase method. The total purchase price of the acquisition was $2,952,204.

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

The Company recognized a gain on the reversal of $234,369. The gain resulted from reimbursements from USCommunications to the Company for net expense over revenues incurred by the Company related to the USCommunications operations for the three months ended April 30, 1998. The gain of $234,369 is included in the notes receivable balance at July 31, 1998 and reflects the Company's and USCommunications' intent in accordance with the rescission agreement to reverse the effect of the transaction. At July 31, 1998 there are no other assets or liabilities pertaining to USCommunications.

ACQUISITION OF TALK TIME INC.

On June 16, 1998, the Company acquired the assets of Talk Time, a wholesale distributor of prepaid calling cards to convenience stores in the Rocky Mountain and Oklahoma Regions. The asset purchase agreement provides for the acquisition of certain assets for assumption of obligations approximating $54,000. In addition the owner of Talk Time received 50,000 warrants to purchase 50,000 shares of the Company's common stock for $1 per share. The value of these warrants using the Black-Scholes method approximates the fair value assigned by management to the net assets acquired of $3,000. The following assumptions were used in the Black-Scholes model; dividend yield of 0%, expected volatility of 112%, risk free interest rate of 6% over a 2 year period and expected life of 2 years.

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

                                               FOR THE NINE MONTHS
                                                  ENDED JULY 31,
                                              ----------------------
                                                 1998         1997
                                              ----------    --------
          Property and Equipment acquired
          by assuming notes payable and       $   81,051   $ 133,157
          capital leases                      ----------   ---------
                                              ----------   ---------
          Note receivable offset against      $   27,700   $       -
          accounts payable                    ----------   ---------
                                              ----------   ---------
          Note receivable issued in
          connection with disposal of         ----------   ---------
          USCommunications                    $  234,369   $       -
                                              ----------   ---------
                                              ----------   ---------

          Interest Paid                       $   29,396   $  13,260
                                              ----------   ---------
                                              ----------   ---------

See accompanying notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's
Form 10-K and the consolidated financial statements for the year ended
October 31, 1997 and October 31, 1996; the Company's Form 10-Q for the quarters ending April 30, 1998, January 31, 1998, July 31, 1997, April 30,
1997 and January 31, 1997; and the consolidated financial statements and related notes, for the quarter ended July 31, 1998, found elsewhere in this report. The accompanying statement of operations for the nine months ended July 31, 1998 includes the operations of USCommunications since its acquisition through April 30, 1998. Activity during the third quarter through the disposition date is not material to the condensed consolidated financial statements and is not included therein.


RESULTS OF OPERATIONS

In the later part of fiscal 1996, the Company decided that it was critical that it expand its market beyond the one vertical market and beyond one large customer. After evaluating a number of alternative strategies, the Company decided that the rapidly expanding telecommunications market presented an opportunity to utilize some of the technology and support capabilities that it had developed through its Software Business. The Company chose to make its entry into the Telecommunications industry via the prepaid long distance markets. The Company hopes to be able to establish significant revenues and valuable distribution channels in this market, from which to launch other telecommunications products, utilizing its technology base to enhance its competitive position.


Since launching its Telecommunications Business, the Company has established sales and marketing activities in four principle marketing channels for its prepaid phone card program. These channels include (a) wholesale and distributor accounts, (b) direct sales to retail stores, (c) telemarketing sales to retail stores, and (d) promotional and specialty marketing.


On January 30, 1998, the Company acquired USCommunications. On June 15, 1998, the Company and USCommunications signed an agreement to reverse the purchase of USCommunications. The statement of operations for the nine months ended July 31, 1998 includes the operations of USCommunications since its acquisition through April 30, 1998. Activity during the third quarter through the disposition date is not material to the condensed consolidated financial statements and is not included therein.


The Company recently announced its establishment of a strategic relationship with PT-1 Communications, Inc., the nations largest prepaid card provider.
This relationship enables the Company to pursue its rapid growth plan in the prepaid market prior to the commitment of large facilities investments. The Company plans to commit approximately $1.0 million in capital investments for fiscal 1999 to its Telecommunications Business, and plans to be able to internally fund additional infrastructure development through operations.
The Telecommunications Business was launched during the second quarter of 1998, and the Company's results of operations from the Telecommunications Business is reflected in the results of operations for the period ended July 31, 1998.


REVENUE (EXCLUDING USCOMMINCATIONS)

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

EXPENSES (EXCLUDING USC COMMUNICATIONS)

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

Development costs decreased $148,878 or 17.3% for the three months ended July 31, 1998 compared to the comparable period in 1997, and decreased $1,737,109 or 47% for the nine months ended July 31, 1998 compared to the same period in 1997. The decrease in costs for the three month period ended July 31, 1998 compared to the same period in 1997 was due primarily to the elimination of a number of expensive software consultants that were necessary during the 1997 period. The fact that costs were reduced during this period even though revenues were significantly increased is due primarily to the fact that the work during the 1998 period was performed on a time and materials basis (which allowed for the recognition of revenue in the current period) while work during the 1997 period was performed on a deliverable basis (for which revenue could not be recognized until a later period).



      General and administrative costs decreased $604,120 or 24% for the nine months ended July 31, 1998 compared to the same period in 1997. This decrease in costs was primarily due to two factors: (a) reduction in staff for the 1998 period, and (b) significantly higher legal and accounting costs in the 1997 period associated with efforts to acquire AutoGas Systems, Inc.



      Interest and financing expenses increased $36,572 or 658% for the three months ended July 31, 1998 compared to the same period in 1997, and increased $87,521 or 660% for the nine months ended July 31, 1998 compared to the same period in 1997. This increase was principally associated with indebtedness outstanding under the Loan Agreement that was entered into during the 1998 period.

USCOMMUNICATIONS

On June 15, 1998, the Company and USCommunications signed an agreement to rescind the purchase of USCommunications. Revenues, phone card cost of revenues, and other expenses for the period from acquisition through disposition amounted to $1,430,856, $1,165,255 and $499,970, respectively. The Company recorded a gain on disposal of $234,369 such gain being included in a note receivable balance due from USCommunications.


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

LIQUIDITY AND SOURCES OF CAPITAL

At July 31, 1998, the Company had cash and cash equivalents of approximately $161,000, down from $778,000 for the same period in 1997, a decline of $617,000. The decrease was primarily due to operating shortfalls and funds provided to USCommunications.


Cash used by operating activities totaled $313,000 for the nine months ended July 31, 1998. Cash used was comprised of the Company's net loss of $1.3 million, adjusted for: gain on disposal of USCommunications of $234,369, depreciation and capitalized software and intellectual property rights amortization of $672,725; and net changes in operating assets and liabilities of $558,000. Cash provided by operating activities in the first nine months of 1997 totaled $420,000.



Cash used in investing activities for the nine months ended July 31, 1998 totaled $888,000 and was primarily comprised of funds provided to USCommunications in the form of a note receivable of $463,000 and capitalized software costs of $418,000. Cash used in investing activities for the nine months ended July 31, 1997 totaled $340,000.




Cash provided by financing activities for the nine months ended July 31, 1998 totaled $1,234,000 and was primarily comprised of $1.5 million of borrowings from the convertible debentures, reduced by note shareholder advance repayments and lease payments of $266,000. Cash used by financing activities for the same period in 1997 totaled $220,000.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

On June 15, 1998, Canmax and USCommunications agreed to rescind Canmax's acquisition of USC, in connection with which USCommunications executed a note payable to Canmax in the amount of $724,660. As of October 22, 1998, approximately $550,000 remained outstanding under the note. USCommunications has informed Canmax that it intends to prepay the note on or before December 31, 1998. The Company has no reason to believe at this time that the USCommunications note will not be collected.


On September 3, 1998, Canmax entered into an agreement to sell substantially all of its assets used in the retail software business to the Buyer for a cash consideration comprised of an initial deposit of $4.0 million and deferred payments of up to $3.625 million. The Company expects that the aggregate cash proceeds to be received from this transaction will exceed $7.0 million. If the Proposed Sale is consummated, the Company has reached an agreement with Founders Equity Group, Inc., pursuant to which the Company would repay $1.0 million of the outstanding $1.5 million principal outstanding under the Loan Agreement, with the remaining portion to be converted into shares of Canmax Common Stock at a conversion price of $.50 per share. The Company plans to commit approximately $1.0 million for capital investments in the Telecommunications Business for fiscal 1999, and plans to internally fund additional infrastructure development through operations of the Telecommunications Business. If the Proposed Sale is not consummated, to maintain liquidity during fiscal 1998, Canmax must (i) increase revenue with low cost/rapid entry into the telecommunications market and/or (ii) utilize existing loan agreements or obtain additional lines of credit. Canmax believes that it will meet its liquidity needs in 1998 either (a) from proceeds of the Proposed Sale and (b) through cash generated from its telecommunications business, and, if necessary, through utilization of its existing Loan Agreement. As of September 1, 1998, approximately $1.5 million was outstanding under the Loan Agreement.

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


In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which will be effective for all transactions entered into by the Company subsequent to October 31, 1999. The Company is currently evaluating the impact that SOP 98-1 will have on software developed or obtained for internal use subsequent to October 31, 1999.


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

IMPACT OF YEAR 2000


Canmax has completed an assessment of the impact of Year 2000 issues on its internal systems and determined that the cost for any modifications or replacements will be immaterial and not exceed $50,000. In connection with the Proposed Sale, Canmax and Buyer conducted a Year 2000 compliance audit of software and systems developed by Canmax. Such audit did not reveal any material items of noncompliance, and Canmax does not expect to incur any material expenses to cause its developed software and systems to become Year 2000 compliant.


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


                                                   Canmax Inc.
                                                   (Registrant)


DATE:    October 22, 1998                    /s/   Roger D. Bryant
     ----------------------------            ----------------------------
                                             Roger D. Bryant
                                             President & CEO