Form 10-Q/A
period 1998-04-30
CANMAX INC /WY/
filed 1998-11-12
CIK 913659

                                   United States
                         Securities and Exchange Commission
                              Washington, D.C.  20549


                                    FORM 10-Q/A


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

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

     This Quarterly Report on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q previously filed for the quarter ended April 30, 1998. This Quarterly Report of Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the periods presented to reflect the effect of the Company's change in revenue recognition policy for sales of prepaid long distance telephone cards related to its former subsidiary USCommunications, Services, Inc. Except as otherwise noted, information contained in this Quarterly Report is as of April 30, 1998.

                                    CANMAX INC.
                                  AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                                 APRIL 30,         OCTOBER 31,
                                                   1998               1997
                                             ---------------------------------
ASSETS

Current Assets:
     Cash                                    $   114,083         $   128,871
     Accounts receivable, net                  2,134,052           2,751,264
     Inventory (Note B)                           72,460              46,615
     Prepaid expenses and other                  201,960             175,494
                                             -----------          -----------
Total current assets                           2,522,555           3,102,244

Property and equipment at cost less
accumulated depreciation and amortization
of $3,128,098 in 1998 and $2,732,749
in 1997                                        1,156,081             962,175

Capitalized software costs, net of
accumulated amortization of $954,979
in 1998 and $839,721 in 1997                     695,290             494,786

Intellectual property rights, net of
accumulated amortization of $647,951
in 1998 and $639,617 in 1997                      22,222              30,556

Goodwill, net accumulated amortization         3,254,455                   -
of $171,287 in 1998

Other assets                                      91,217             117,717
                                             -----------         -----------
                                             $ 7,741,820         $ 4,707,478
                                             -----------         -----------
                                             -----------         -----------

See accompanying notes.

                                   CANMAX INC.
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
                                   (UNAUDITED)

                                                  APRIL 30,          OCTOBER 31,
                                                    1998                1997
                                               ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Notes Payable (Note C)                      $    152,754        $          -
   Convertible Debentures - Shareholder
     (Note C)                                     1,200,000                   -
   Accounts payable                                 743,750             878,241
   Accrued liabilities                              722,602             867,233
   Deferred revenue                                 210,958             269,404
   Deferred revenue prepaid phone cards             882,473                   -
   Current portion of lease obligation               83,739             159,364
   Current portion of long-term debt                 35,195              35,195
   Advance from shareholder (Note C)                      -             100,000
                                               ------------        ------------
      Total current liabilities                   4,031,471           2,309,437

Lease obligations                                   171,259             127,051
Long - term debt                                     33,688              51,056

Shareholders' equity:

   Common stock, no par value,
   44,169,100 shares authorized;
   8,111,005 and 6,611,005 shares
   issued and outstanding in 1998
   and 1997, respectively                        25,938,131          23,290,733

   Accumulated deficit                          (22,432,729)        (21,070,799)
                                               ------------        ------------
      Total shareholders' equity                  3,505,402           2,219,934
                                               ------------        ------------
                                               $  7,741,820        $  4,707,478
                                               ------------        ------------
                                               ------------        ------------

See accompanying notes.

                                   CANMAX INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                     ENDED APRIL 30,                     ENDED APRIL 30,
                                                            ------------------------------       ----------------------------
                                                                  1998               1997            1998              1997
                                                            -----------        -----------        ----------       ----------
Revenues:

   Software licenses and product revenue                   $     70,872       $    424,841       $   286,097      $   654,761
   Development                                                  947,398          2,830,489         1,788,143        6,081,848
   Service agreements                                           768,743            508,635         1,316,723          997,565
   Prepaid phone cards, Internet  kiosks, long
   distance reselling, and other                                548,384                  -           548,384                -
                                                           ------------       ------------       -----------      -----------
                                                              2,335,397          3,763,965         3,939,347        7,734,174
                                                           ------------       ------------       -----------      -----------

Costs and expenses:

   Costs of software licenses and product
    revenue                                                      60,504            252,651           230,413          474,353
   Cost of development revenues                                 481,702          1,516,335           882,784        2,991,773
   Cost of prepaid phone cards, Internet
    kiosks, long distance reselling and others                  443,621                  -           443,621                -
   Customer service                                             548,718            587,501         1,025,331        1,154,793
   Product development                                           35,841             37,615           206,785          314,515
   Sales and marketing                                          158,660            143,834           309,998          253,753
   General & administrative                                   1,363,789            921,582         2,147,146        1,878,471
   Interest and financing,  net (including
    interest of $17,014, $0, $21,947, $0 to
    a shareholder)                                               45,959              3,540            55,199            7,250
                                                           ------------       ------------       -----------      -----------
                                                              3,138,794          3,463,058         5,301,277        7,074,908
                                                           ------------       ------------       -----------      -----------
Net income (loss)                                          $   (803,397)      $    300,907       $(1,361,930)     $   659,266
                                                           ------------       ------------       -----------      -----------
                                                           ------------       ------------       -----------      -----------
Basic earnings (loss) per share (Note F)                   $       (.10)      $        .06       $      (.19)     $       .13
                                                           ------------       ------------       -----------      -----------
                                                           ------------       ------------       -----------      -----------
Diluted earnings (loss) per share (Note F)                 $       (.10)      $        .05       $      (.19)     $       .10
                                                           ------------       ------------       -----------      -----------
                                                           ------------       ------------       -----------      -----------

See accompanying notes.

                                   CANMAX INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       FOR THE SIX MONTHS
                                                         ENDED APRIL 30,
                                                ------------------------------
                                                    1998                 1997
                                                 ---------            ---------
Operating activities:

Net income (loss)                             $ (1,361,930)          $  659,266

Adjustments to reconcile net income (loss)
to net cash used in operating activities:
      Depreciation and amortization                690,676              470,935
      Loss on disposal of assets                         -                8,958
Changes in assets and liabilities:
      Accounts receivable                          833,339             (698,808)
      Inventory                                    (21,451)             338,218
      Prepaid expenses and other                    (5,893)              50,798
      Accounts payable                            (612,685)            (896,992)
      Accrued liabilities                         (485,475)            (281,955)
      Deferred revenue                            (141,518)            (286,251)
      Deferred revenue prepaid phone cards         882,473                    -
                                              ------------           ----------
Net cash used in operating activities             (222,464)            (635,831)

Investing activities:

    Purchase of property and equipment             (46,265)             (36,496)
    Capitalized software costs                    (316,211)                   -
    Purchase of business, net of cash             (378,982)                   -
       acquired
    Decrease in other assets                        26,500                9,865
                                              ------------           ----------
    Net cash used in investing activities         (714,958)             (26,631)

Financing activities:

    Proceeds from converible debentures -
       shareholders                              1,200,000                    -
    Payments made on lease obligation              (96,340)             (62,178)
    Repayment of shareholder advance              (100,000)             (95,765)
    Repayment on borrowing                         (81,026)             (16,833)
                                              ------------           ----------
    Net cash (used in) provided by financing
       activities                                  922,634             (174,776)

Effect of exchange rate changes on cash                  -                   39
                                              ------------           ----------
Net decrease in cash                               (14,788)            (837,199)

Cash at beginning of period                        128,871              908,772
                                              ------------           ----------
Cash at end of period                         $    114,083           $   71,573
                                              ------------           ----------
                                              ------------           ----------

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

NOTE B - REVENUE RECOGNITION

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

NOTE D - NOTES PAYABLE AND ADVANCES FROM SHAREHOLDERS

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

The following table sets forth the computation of basic and diluted earnings per share as calculated in accordance with FASB 128.

                                                                FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                                        APRIL 30,                          APRIL 30,
                                                                1998                 1997           1998                 1997
                                                                ----                 ----           ----                 ----
 Numerator:
   Numerator for basic and
   diluted earnings per share -
   Net income (loss)                                         $ (803,397)         $  300,907       $(1,361,930)        $  659,266

 Denominator:
   Denominator for basic earnings
   per share - weighted average shares                        8,111,005           5,048,782         7,356,861          5,030,528

 Effect of dilutive securities:
   Stock Options                                                      -           1,576,704                 -          1,587,819
   Warrants                                                           -                   -                 -                  -
   10% convertible debentures                                         -                   -                 -                  -
                                                             ----------          ----------       -----------         ----------
   Dilutive potential common shares                                   -           1,576,704                 -          1,587,819
                                                             ----------          ----------       -----------         ----------

   Denominator for diluted earnings
   per share - adjusted weighted average
   shares and assumed conversions                             8,111,005           6,625,486         7,356,861          6,618,347
                                                             ----------          ----------       -----------         ----------
                                                             ----------          ----------       -----------         ----------
      Basic earnings (loss) per share                        $     (.10)         $      .06       $      (.19)        $      .13
                                                             ----------          ----------       -----------         ----------
                                                             ----------          ----------       -----------         ----------
      Diluted earnings (loss) per share                      $     (.10)         $      .05       $      (.19)        $      .10
                                                             ----------          ----------       -----------         ----------
                                                             ----------          ----------       -----------         ----------


NOTE H - NEW ACCOUNTING STANDARDS

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


NOTE I - RESTATEMENT

     The Company has restated financial information throughout this filing to reflect a change in its revenue recognition policy related to revenues generated by its former subsidiary USCommunications. In the previously reported results USCommunications recorded revenue related to its sale of prepaid calling cards at the time of sale. The results as currently reported record revenue and the related costs of revenue as the minutes are used.

     A summary of the significant effects of the restatement are as follows:

                                                     Three Months Ended               Six Months Ended
                                                       April 30, 1998                  April 30, 1998
                                               -----------------------------    ---------------------------
                                               As previously         As         As previously        As
                                                 Reported         Restated        Reported        Restated
                                               -------------     -----------    -------------   -----------
Statement of Operations Data:

Revenues from prepaid phone cards,
internet kiosk, long distance reselling,
and other                                       $1,430,857        $ 548,384      $ 1,430,857    $   548,384
                                                ----------        ---------      -----------    -----------
                                                ----------        ---------      -----------    -----------
Cost of prepaid phone cards                     $1,655,494        $ 933,859      $ 1,655,494    $   933,859
                                                ----------        ---------      -----------    -----------
                                                ----------        ---------      -----------    -----------
Net income (loss)                               $ (642,559)       $(803,397)     $(1,201,092)   $(1,361,930)
                                                ----------        ---------      -----------    -----------
                                                ----------        ---------      -----------    -----------
Basic earnings (loss) per share                 $     (.08)       $    (.10)     $      (.16)   $      (.19)
                                                ----------        ---------      -----------    -----------
                                                ----------        ---------      -----------    -----------
Diluted earnings (loss) per share               $     (.08)       $    (.10)     $      (.16)   $      (.19)
                                                ----------        ---------      -----------    -----------
                                                ----------        ---------      -----------    -----------


                                        April 30, 1998
                                 ----------------------------
                                 As previously         As
                                   Reported         Restated
                                 -------------   ------------
Balance Sheet Data:

Accrued liabilities              $  1,444,236    $    722,602
                                 -------------   ------------
                                 -------------   ------------
Deferred revenue-prepaid
  phone cards                    $          -    $    882,473
                                 -------------   ------------
                                 -------------   ------------
Accumulated deficit              $(22,271,890)   $(22,432,729)
                                 -------------   ------------
                                 -------------   ------------



NOTE J - SUBSEQUENT EVENTS

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUE

During the second quarter of 1998, Canmax had revenues of $2,335,397, a decrease of $1,428,568 or 38% over the second quarter of 1997. During the second quarter of 1998, The Southland Corporation (Southland) and NCR Corporation (NCR) accounted for approximately 65.4% of the Company's total revenue as compared with approximately 94% for the comparable period of 1997. For the six months ended April 30, 1998 Canmax had revenues of $3,939,347, a decrease of $3,794,827 or 49% over the comparable period in 1997. For the six months ended April 30, 1998, Southland and NCR accounted for approximately 73% of the Company's total revenue as compared to approximately 94% for the comparable period of 1997. The decline in revenue is due to a decrease in development sales to Southland which was partially offset by revenue generated by the recently acquired telecommunications business. Revenues from pre-paid phone cards and other telecommunication products for the three month period ending April 30, 1998 was $548,384.

Revenues from prepaid phone cards, internet kiosks, long distance reselling, and other telecommunications products and services for each of the three and six month periods ended April 30, 1998 increased $548,384 or 100% due to the acquistion of USCommunication Services, Inc. (USC) on January 30, 1998. Software licenses and product revenue for the three month period ended April 30, 1998 and 1997 decreased $ 353,969 or 83.3% from $ 424,841 to $ 70,872, respectively. This decrease is primarily due to purchased software sales to Southland in the second quarter of 1997 that did not occur during the comparable period in 1998.

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

Gross margin on prepaid phone cards and other telecommunication products was (19%) for the three and six months ended April 30, 1998.

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

General and administrative expenses increased $442,207 or 48% from $921,582 for the second quarter of 1997 to $1,363,789 for the second quarter of 1998 and $268,675 or 14.3% from $1,878,471 for the six months ended April 30, 1997 to $2,147,146 for the comparable period of 1998. The increase is primarily due to increased general and administrative expenses of the USCommunications operations.

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

As a result of the foregoing, Canmax incurred a net loss of $803,397 or $0.10 per share, for the three months ended April 30, 1998 as compared with net income of $300,907 or $0.06 per share (basic), for the three months ended April 30, 1997.

For the six months ended April 30, 1998, Canmax incurred a net loss of $1,361,930 or $0.19 per share as compared with net income of $659,266 or $0.13 per share, for the same period in 1997.


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


DATE:     November 11, 1998                       /s/ Roger D. Bryant
     ----------------------------                 ----------------------------
                                                  Roger D. Bryant
                                                  President & CEO