Form 10-Q/A
period 1998-07-31
CANMAX INC /WY/
filed 1998-11-12
CIK 913659

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

Common Stock,  No Par Value---- 6,611,005 shares as of August 31, 1998.

RESTATEMENT OF FINANCIAL STATEMENTS AND CHANGES TO CERTAIN INFORMATION

     This Quarterly Report on Form 10-Q/A2 amends the Company's Quarterly Report on Form 10-Q/A previously filed for the quarter ended July 31, 1998. This Quarterly Report of Form 10-Q/A2 is filed in connection with the Company's restatement of its financial statements for the periods presented to reflect the effect of the Company's change in revenue recognition policy for sales of prepaid long distance telephone cards related to its former subsidiary USCommunications, Services, Inc. and the recording of an accounting loss on the disposition of its acquisition of USCommunication Services, Inc. Except as otherwise noted, information contained in this Quarterly Report is as of July 31, 1998.

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


See accompanying notes.

                                   CANMAX INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                                                 (UNAUDITED)
                                                   JULY 31,      OCTOBER 31,
                                                     1998           1997
                                                 ---------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

    Convertible debentures - shareholder         $  1,500,000    $          -
    Accounts payable                                  664,639         878,241
    Accrued liabilities                               532,458         867,233
    Deferred revenue                                  581,085         269,404
    Current portion of lease obligation               108,129         159,364
    Current portion of long-term debt                  35,195          35,195
    Advance from shareholder                                -         100,000
                                                 ------------    ------------

      Total current liabilities                     3,421,506       2,309,437

Lease obligations                                     119,262         127,051

Long - term debt                                       24,885          51,056

Shareholders' equity:
    Common stock, no par value,
    44,169,100 shares authorized;
    6,611,005 shares issued and
    outstanding in 1998 and 1997,
    respectively                                   24,858,809      23,290,733

    Accumulated deficit                           (23,925,114)    (21,070,799)
                                                 ------------    ------------

      Total shareholders' equity                      933,695       2,219,934
                                                 ------------    ------------

                                                 $  4,499,348    $  4,707,478
                                                 ------------    ------------
                                                 ------------    ------------

See accompanying notes.

                                  CANMAX INC.
                               AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                                       ENDED JULY 31,                  ENDED JULY 31,
                                                 --------------------------     --------------------------
                                                    1998           1997            1998            1997
                                                 ----------     -----------     -----------     ----------
Revenues:

    Software licenses and product revenue       $   106,866     $   214,006     $   392,963     $  868,767
    Development                                   1,541,988         603,731       3,330,131      6,685,579
    Customer service                                722,457         536,709       2,039,180      1,534,274
    Prepaid phone cards - USCommunication           161,141               -         709,525              -
    Prepaid phone cards                             110,722               -         110,722              -
                                                -----------     -----------     -----------     ----------

                                                  2,643,174       1,354,446       6,582,521      9,088,620
                                                -----------     -----------     -----------     ----------

Costs and expenses:

    Software licenses and product revenue            29,856         166,860         160,643        525,506
    Development                                     709,965         858,843       1,964,893      3,702,002
    Customer service                                706,246         540,523       1,628,244      1,570,183
    Prepaid phone cards                             226,630               -         226,630              -
    Prepaid phone cards - USCommunication           121,523               -         565,151              -
    Product development                                   -         145,238               -        444,130
    Sales and marketing                             187,475         170,568         481,392        413,893
    General and administrative                      676,166         693,445       1,923,478      2,527,598
    Selling, general and administrative -
       USCommunication                                    -               -         499,970              -
    Depreciation and amortization                   276,731         243,653         730,269        703,476
    Interest and financing (including
       interest expense of $36,658, $0,
       $83,317, $0 to a shareholder)                 45,582           6,010         100,781         13,260
                                                -----------     -----------     -----------     ----------

                                                  2,980,174       2,825,140       8,281,451      9,900,048
                                                -----------     -----------     -----------     ----------

Loss on disposal of USCommunication              (1,155,385)              -      (1,155,385)             -
                                                -----------     -----------     -----------     ----------

Net income (loss)                               $(1,492,385)    $(1,470,694)    $(2,854,315)    $ (811,428)
                                                -----------     -----------     -----------     ----------
                                                -----------     -----------     -----------     ----------

Basic earnings (loss) per share                 $     (0.20)    $     (0.22)    $     (0.39)    $    (0.15)
                                                -----------     -----------     -----------     ----------
                                                -----------     -----------     -----------     ----------

Diluted earnings (loss) per share               $     (0.20)    $     (0.22)    $     (0.39)    $    (0.15)
                                                -----------     -----------     -----------     ----------
                                                -----------     -----------     -----------     ----------

Weighted average shares outstanding               7,294,338       6,611,005       7,361,005      5,563,143
                                                -----------     -----------     -----------     ----------
                                                -----------     -----------     -----------     ----------



See accompanying notes.

                                    CANMAX INC.
                                  AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                  FOR THE NINE MONTHS
                                                                     ENDED JULY 31,
                                                             ------------------------------
                                                                 1998              1997
                                                             ------------      ------------
Operating activities:
     Net loss                                                $(2,854,315)      $  (811,428)
Adjustments to reconcile net loss
 to net cash provided (used) in operating activities:
          Depreciation and amortization                          730,269           703,476
          Change in bad debt reserve                             (23,348)            8,793
          Loss from operations of USC                            355,596                 -
          Loss on disposal of USCommunication                  1,155,385                 -
Changes in assets and liabilities:
          Accounts receivable                                    832,624         1,451,792
          Inventory                                              (23,033)          345,940
          Prepaid expenses and other                             (15,288)           49,086
          Accounts payable                                      (213,601)       (1,037,180)
          Accrued liabilities                                   (334,775)            8,328
          Deferred revenue                                       311,681          (290,076)
                                                             -----------       -----------
Net cash provided (used) in operating activities                 (78,805)          428,731

Investing activities:
      Purchase of property and equipment                         (40,769)         (103,294)
      Capitalized software costs                                (418,356)                -
      Payments of notes receivable                              (696,961)                -
      Decrease in other assets                                    33,238          (236,651)
                                                             -----------       -----------
      Net cash used in investing activities                   (1,122,848)         (339,945)

Financing activities:
      Proceeds from convertible debentures  -
       shareholders                                            1,500,000                  -
      Payments made on lease obligation                          (85,385)          (98,556)
      Repayment of shareholder advance                          (100,000)          (95,765)
      Repayment on borrowing                                     (80,862)          (25,327)
                                                             -----------       -----------
      Net cash (used in) provided by financing
      activities                                               1,233,753          (219,648)
                                                             -----------       -----------
Effect of exchange rate changes on cash                                -               121
                                                             -----------       -----------
Net increase (decrease) in cash                                   32,100          (130,741)

Cash at beginning of period                                      128,871           908,772
                                                             -----------       -----------
Cash at end of period                                        $   160,971       $   778,031
                                                             -----------       -----------
                                                             -----------       -----------

                                    CANMAX INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending October 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Canmax's annual report on Form 10-K for the year ended October 31, 1997. The accompanying statement of operations for the nine months ended July 31, 1998 includes the operations of USCommunications since its acquisition through May 27, 1998.

On June 5, 1998, Canmax Inc. ("Canmax" or the "Company") established a wholly owned subsidiary, Canmax Telecom, Inc., to focus on the telecommunications marketplace.

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

                                    CANMAX INC.
                                  AND SUBSIDIARIES


                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


NOTE C - ACQUISITIONS AND REVERSALS

ACQUISITION AND REVERSAL

On January 30, 1998, the Company acquired USCommunications, Inc. ("USCommunictaions") in a transaction recorded under the purchase method. The total purchase price of the acquisition was $2,952,204. In May of 1998, the Company and principals of USC agreed to rescind the USC acquisition and that the economic benefits and burdens of any revenues received or expenses incurred following May 27, 1998 would accrue to USC.

On June 15, 1998, the Company and USCommunications executed definitive documents to reflect the rescission of the acquisition of USCommunications. The Company recovered 1.5 million shares, and warrants to purchase an additional 4.5 million shares as a result of this reversal. Cash payments made on behalf of USCommunications will be recovered through a note receivable. The two board members who were elected as part of the acquisition agreement have resigned.

The Company recognized a loss on the disposition of $1,155,385. The loss on disposal is calculated as the difference between the fair value of common stock and warrants returned by USC as of May 27, 1998, and the net investment on USCommunications, which amount was further reduced by the accrued operating losses of USC ($234,369) recognized by the Company.

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


NOTE G - SUBSEQUENT EVENTS

In August 1998, the Company entered into an agreement with PT-1
Communications, Inc. ("PT-1"). The agreement provides for PT-1 to supply long distance telecom and debit services to the Company for use in the Company's subsidiary's, Canmax Telecom Inc., marketing and distribution of domestic and international prepaid long distance calling cards.

In September 1998, the Company entered into a definitive agreement for the sale of substantially all of the assets and operations of its retail systems subsidiary for $4 million in cash consideration and deferred payments up to an additional $3.625 million, based upon future revenues from the sold business. The proposed sale will be recorded as a sale of a segment of the Company's business and reported as a discontinued operation. In connection with the closing of the sale, the convertible debentures to shareholders and related accrued will be settled for $1,077,500 in cash and 1,282,740 shares of the company's common stock. The common stock amount was determined by using $0.50 per share, which approximates the current trading price

NOTE H - SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITY

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



NOTE I  RESTATEMENT

     The Company has restated financial information throughout this filing to reflect a change in its revenue recognition policy related to revenues generated by its former subsidiary USCommunications. In the previously reported results USCommunications recorded revenue related to its sale of prepaid calling cards at the time of sale. The results as currently reported record revenue and the related costs of revenue as the minutes are used. In addition, these financial statements include an adjustment to recognize an accounting loss on disposal of USCommunications, such loss being computed as the difference between the fair value of common stock and warrants received back in connection with the disposition (using share prices as of May 27, 1998, the change of control date). Previously the Company had recorded the disposition as a rescission with no loss recorded related to the disposition.

     A summary of the significant effects of the restatement are as follows:

                                                     Three Months Ended               Nine Months Ended
                                                        July 31, 1998                   July 31, 1998
                                               -----------------------------    ---------------------------
                                               As previously         As         As previously        As
                                                 Reported         Restated        Reported        Restated
                                               -------------     -----------    -------------   -----------
Statement of Operations Data:

Revenues from prepaid phone cards,
internet kiosk, long distance reselling,
and other                                        $      -        $   161,141     $ 1,430,856    $   709,525
                                                 --------        -----------     -----------    -----------
                                                 --------        -----------     -----------    -----------
Cost of prepaid phone cards                      $      -        $   121,523     $ 1,165,255    $   565,151
                                                 --------        -----------     -----------    -----------
                                                 --------        -----------     -----------    -----------
Gain (loss) on disposal of
USCommunication                                  $234,369        $(1,155,385)    $   234,369    $(1,155,385)
                                                 --------        -----------     -----------    -----------
                                                 --------        -----------     -----------    -----------
Net income (loss)                                $(75,415)       $(1,492,385)    $(1,286,239)   $(2,854,315)
                                                 --------        -----------     -----------    -----------
                                                 --------        -----------     -----------    -----------
Basic earnings (loss) per share                  $   (.01)       $      (.20)    $      (.19)   $      (.39)
                                                 --------        -----------     -----------    -----------
                                                 --------        -----------     -----------    -----------
Diluted earnings (loss) per share                $   (.01)       $      (.20)    $      (.19)   $      (.39)
                                                 --------        -----------     -----------    -----------
                                                 --------        -----------     -----------    -----------


                                         July 31, 1998
                                 ----------------------------
                                 As previously         As
                                   Reported         Restated
                                 -------------   ------------
Balance Sheet Data:

Accumulated deficit              $(22,357,038)   $(23,925,114)
                                 -------------   ------------
                                 -------------   ------------
Common Stock                     $ 23,290,733    $ 24,858,809
                                 -------------   ------------
                                 -------------   ------------



See accompanying notes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's
Form 10-K and the consolidated financial statements for the year ended
October 31, 1997 and October 31, 1996; the Company's Form 10-Q for the quarters ending April 30, 1998, January 31, 1998, July 31, 1997, April 30,
1997 and January 31, 1997; and the consolidated financial statements and related notes, for the quarter ended July 31, 1998, found elsewhere in this report. The accompanying statement of operations for the nine months ended July 31, 1998 includes the operations of USCommunications since its acquisition through May 27, 1998.

RESULTS OF OPERATIONS

In the later part of fiscal 1996, the Company decided that it was critical that it expand its market beyond one vertical market and one large customer. After evaluating a number of alternative strategies, the Company decided that the rapidly expanding telecommunications market presented an opportunity to utilize some of the technology and support capabilities that it had developed through its Software Business. The Company chose to make its entry into the Telecommunications industry via the prepaid long distance markets. The Company hopes to be able to establish significant revenues and valuable distribution channels in this market, from which to launch other telecommunications products, utilizing its technology base to enhance its competitive position.

Since launching its Telecommunications Business, the Company has established sales and marketing activities in four principle marketing channels for its prepaid phone card program. These channels include (a) wholesale and distributor accounts, (b) direct sales to retail stores, (c) telemarketing sales to retail stores, and (d) promotional and specialty marketing.

On January 30, 1998, the Company acquired USCommunications. In May of 1998, the Company and principals of USC agreed to rescind the USC acquisition and that the economic benefits and burdens of any revenues received or expenses incurred following May 27, 1998 would accrue to USC. On June 15, 1998, the Company and USCommunications executed definitive documents to reflect the rescission of the acquisition of USCommunications. The statement of operations for the nine months ended May 27, 1998 includes the operations of USCommunications since its acquisition through May 27, 1998.

The Company recently announced its establishment of a strategic relationship with PT-1 Communications, Inc., the nations largest prepaid card provider. This relationship enables the Company to pursue its rapid growth plan in the prepaid market prior to the commitment of large facilities investments. The Company plans to commit approximately $1.0 million in capital investments for fiscal 1999 to its Telecommunications Business, and plans to be able to internally fund additional infrastructure development through operations.
The Telecommunications Business was launched during the second quarter of 1998, and the Company's results of operations from the Telecommunications Business are reflected in the results of operations for the period ended July 31, 1998.

REVENUE

During the third quarter of 1998, Canmax had revenues of $2,643,174, an increase of $1,288,728 or 95% over the third quarter of 1997. This increase included $161,141 through USCommunications and $110,722 of Canmax Telecom prepaid calling cards. During the third quarter of 1998, The Southland Corporation (Southland) and NCR Corporation (NCR) accounted for approximately 80% of the Company's total revenue as compared with approximately 81.4% for the comparable period of 1997. For the nine months ended July 31, 1998 Canmax had revenues of $6,582,521, a decrease of $2,506,099 or 27.6% over the comparable period in 1997. For the nine months ended July 31, 1998, Southland and NCR accounted for approximately 93% of the Company's total revenue as compared to approximately 92.1% for the comparable period of 1997. The decline in revenue is due to a decrease in development sales to Southland which was partially offset by revenue generated by the recently acquired telecommunications business.

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

Revenue generated by USCommunications for the 3 months and 9 months ended July 31, 1998 was $161,141 and $709,525, respectively, representing 6.1% and 10.8% of total revenue. Revenue for Canmax Telecom prepaid phone card was $110,722 for the 3 months and 9 months ended July 31, 1998. The company entered the telecommunications market in 1998. These revenues represent 4.2% of the total revenue for the 3 months ended July 31, 1998.

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

Development costs decreased $148,878 or 17.3% for the three months ended July 31, 1998 compared to the comparable period in 1997, and decreased $1,737,109 or 47% for the nine months ended July 31, 1998 compared to the same period in 1997. The decrease in costs for the three month period ended July 31, 1998 compared to the same period in 1997 was due primarily to the elimination of a number of expensive software consultants that were necessary during the 1997 period. The reduction in costs during this period in which revenues were significantly increased is due primarily to the fact that the work during the 1998 period was performed on a time and materials basis (which allowed for the recognition of revenue in the current period) while work during the 1997 period was performed on a deliverable basis (for which revenue could not be recognized until a later period).

      Costs and expenses related to USCommunication revenue for the 3 months and 9 months ended July 31, 1998 was $121,523 and $565,151 respectively. This represents 4.1% and 6.8% of the total operating expenses for the 3 months and 9 months ended July 31, 1998, respectively. Cost related to the Canmax Telecom prepaid calling card for the 3 months and 9 months ended July 31, 1998 was $110,722.

      General and administrative costs decreased $604,120 or 24% for the nine months ended July 31, 1998 compared to the same period in 1997. This decrease in costs was primarily due to two factors: (a) reduction in staff for the 1998 period, and (b) significantly higher legal and accounting costs in the 1997 period associated with efforts to acquire AutoGas Systems, Inc.

      Interest and financing expenses increased $39,572 or 658% for the three months ended July 31, 1998 compared to the same period in 1997, and increased $87,521 or 660% for the nine months ended July 31, 1998 compared to the same period in 1997. This increase was principally associated with indebtedness outstanding under the Loan Agreement that was entered into during the 1998 period.

USCOMMUNICATIONS

In May of 1998, the Company and principals of USC agreed to rescind the USC acquisition and that the economic benefits and burdens of any revenues received or expenses incurred following May 27, 1998 would accrue to USC. Revenues, phone card cost of revenues, and other expenses for the period from acquisition through disposition amounted to $709,525, $565,151 and $499,970, respectively. The Company recorded a loss on disposal of $1,155,385.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three month and nine month periods ended July 31, 1998 and July 31, 1997 Canmax recorded no tax provision due to adequate net operating loss carryforwards.

As a result of the foregoing, Canmax incurred a net loss of $1,492,385 or $0.23 per share, for the three months ended July 31, 1998 as compared with net loss of $1,470,694 or $0.22 per share (basic), for the three months ended
July 31, 1997.

For the nine months ended July 31, 1998, Canmax incurred a net loss of $2,854,315 or $0.43 per share as compared with net loss of $811,428 or $0.15 per share, for the same period in 1997.

LIQUIDITY AND SOURCES OF CAPITAL

At July 31, 1998, the Company had cash and cash equivalents of approximately $161,000, down from $778,000 for the same period in 1997, a decline of $617,000. The decrease was primarily due to operating shortfalls and funds provided to USCommunications.

Cash used by operating activities totaled $79,000 for the nine months ended July 31, 1998. Cash used was comprised of the Company's net loss of $2.9 million, adjusted for: loss on disposal of USCommunications of $1.2 million, depreciation and capitalized software and intellectual property rights amortization of $730,000; and net changes in operating assets and liabilities of $558,000. Cash provided by operating activities in the first nine months of 1997 totaled $428,000.

Cash used in investing activities for the nine months ended July 31, 1998 totaled $1,123,000 and was primarily comprised of funds provided to USCommunications in the form of a note receivable of $697,000 and capitalized software costs of $418,000. Cash used in investing activities for the nine months ended July 31, 1997 totaled $340,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In connection with the rescission of Canmax's acquisition of USC, USCommunications executed a note payable to Canmax in the amount of $724,660. The USC note matures on June 15, 2001, and is payable in monthly installments on the fifteenth day of each month. Monthly payments for November and December of 1998 are $15,000 and monthly payments thereafter through the maturity date are approximately $20,000. The USC note is secured by a lien on all of USC's assets. Pursuant to the terms of the USC note, USC has the right to receive a ten percent (10%) prepayment discount if the note is repaid on or before December 31, 1998. As of November 10, 1998, approximately $550,000 remained outstanding under the note. USC has informed Canmax that it intends to repay the note on or before December 31, 1998. The Company has no reason to believe at this time that the USC note will not be collected.

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


CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations of Canmax" section contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which represent Canmax's expectations or beliefs concerning, among other things, future operating results and various components thereof and the adequacy of future operations to provide sufficient liquidity. Canmax cautions that such matters necessarily involve significant risks and uncertainties that could cause actual operating results and liquidity needs to differ materially from such statements, including, but are not limited to: (i) future supply and demand for the Company's products, including user acceptance of Windows NT as an operating system, (ii) concentration of revenues in one customer and Canmax's relationship with such customer, (iii) the ability of Canmax to manage its growth, (iv) Canmax's need for additional financing to fund product development, marketing and related support services, and acquisitions,
(v) future technological developments and product acceptance, (vi) intense price and product competition within the industry, (vii) general economic conditions,
(viii) possible disruptions of normal business activity from Year 2000 issues and other risks and uncertainties as discussed in this Quarterly Report and the

1997 Annual Report, (ix) competitive products and substitute products, (x) the proposed sale of the Company's software business and (xi) other risks indicated herein and in filings with the commission.

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


DATE:    November 12, 1998                    /s/   Roger D. Bryant
     ----------------------------            ----------------------------
                                             Roger D. Bryant
                                             President & CEO