Form 10-K
period 1998-10-31
CANMAX INC /WY/
filed 1999-02-01
CIK 913659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                         COMMISSION FILE NUMBER 0-22636
                            ------------------------

                                  CANMAX INC.

             (Exact name of registrant as specified in its charter)

                  WYOMING                              75-2461665
       State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization                      No.)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amount to this Form 10-K or any amount to this Form 10-K. [ ]

    As of October 22, 1998, 6,611,005 shares of Common Stock were outstanding. The aggregate market value of the 4,546,543 shares of Common Stock held by nonaffiliates of Canmax Inc. as of such date approximated $1,318,497 using the beneficial ownership rules as adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude stock that may be beneficially owned by directors, executive officers or ten percent stockholders, some of whom might not be held to be affiliates upon judicial determination.

    The number of outstanding shares of Common Stock of Canmax Inc. as of January 22, 1999 was 6,611,005.

                         DOCUMENT INCORPORATED BY REFERENCE

    Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders Canmax Inc. to be filed with Securities and Exchange Commission on or before March 1, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

    With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects," "will," "anticipates," "estimates," "believes" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projects in forward-looking statements contained herein, including without limitation statements regarding the Company's belief of the sufficiency of capital resources and its ability to compete in the Telecommunications Business. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition in the prepaid phone card business from existing and new competitors, (b) the relatively low barriers to entry for start-up prepaid operators, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular prepaid card company, (e) the Company's dependence upon favorable pricing from its suppliers to compete in the prepaid phone card industry, (f) increased consolidation in the telecommunication industry, which may result in larger competitors being able to compete more effectively, (g) the failure to attract or retain key employees and
(h) continuing changes in governmental regulations affecting the telecommunications industry. The Company does not undertake to update any forward-looking statements contained herein. For a discussion of these factors and others, please see "Certain Business Factors" in Item 1 of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

                                  THE COMPANY

    Canmax Inc. was incorporated on July 10, 1986 under Company Act of the Province of British Columbia, Canada, and subsequently changed its name to "International Retail Systems Inc." On August 7, 1992, Canmax renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994 its name was changed to "Canmax Inc." Canmax was listed on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market from February 10, 1994 through June 8, 1998. Canmax's common stock currently trades on the OTC Bulletin Board, under the symbol "CNMX." As used herein, the terms "Canmax" and the "Company" refer collectively to Canmax Inc. and its consolidated subsidiaries.

    During the fiscal year ended October 31, 1998, Canmax operated two distinct businesses in the software and telecommunications industries. On December 7, 1998, Canmax sold its retail automation software business (the "Software Business") to Affiliated Computer Services, Inc. ("ACS"). Therefore, Canmax will no longer engage in the Software Business, and is now operating only in the telecommunications industry (the "Telecommunications Business"). During the fiscal year ended October 31, 1998, the Software Business accounted for 81% of Canmax's revenues (approximately $9.38 million), 72% of Canmax's costs and expenses (approximately $9.48 million) and 4% of Canmax's losses (approximately $103,000). The Software Business accounted for all of Canmax's revenues, costs and expenses and earnings for all fiscal years through and including October 31, 1997.

    Canmax's principal executive offices are located at 150 West Carpenter Freeway, Irving, Texas 75039, and its telephone number is (972) 541-1600.

    TELECOMMUNICATIONS BUSINESS

    GENERAL. On January 30, 1998, Canmax acquired USCommunication Services, Inc. ("USC") in a private stock transaction. USC provided a number of telecommunication and internet products and services, including prepaid calling cards, public internet access kiosks, pay telephones, and pallet exchange services. USC primarily marketed its products and services to individuals and businesses in the transportation industry through national and regional truckstops and trucking fleets. USC's products were sold at selected locations throughout the U.S., such as locations operated by Pilot Travel Centers, Petro Stopping Centers, and All American Travel Centers. USC also marketed its services directly through prepaid calling card recharge sales. The Company concluded its merger with USC believing that this would give it access to the telecommunications market. Certain capabilities of USC, along with distribution channels, failed to meet the expectations of Canmax. On June 15, 1998, Canmax and former principals of USC executed an agreement to rescind the USC acquisition effective May 27, 1998.

    During its experience with USC, Canmax decided to develop its in house capabilities to expand its telecommunications operations. The Company chose to make its entry into the telecommunications industry via the prepaid calling card market. The prepaid calling card industry has grown significantly in recent years and industry estimates project revenue growth from prepaid phone cards in the United States from an estimated $1.5 billion in 1997 to in excess of $5 billion shortly after the year 2000. In August of 1998, the Company entered into a three-year agreement (the "PT-1 Agreement") with PT-1 Communications, Inc. ("PT-1") to acquire long distance telecommunications and debit services for use in the Company's marketing and distribution of domestic and international prepaid calling cards. Canmax conducts its Telecommunications Business through Canmax Telecom, Inc., its wholly-owned subsidiary. The Company plans to continue to resell prepaid phone cards acquired from PT-1 until such time as it is able to install and operate its own debit platform and switching facilities.

    The Company believes that, if provided sufficient capital to achieve market presence, it will be a strong competitor in the industry and that experience in software development and customer service will permit it to develop efficient applications to complement its telecommunications business, such as applications that may allow the immediate on-site activation of prepaid phone cards at the time of their purchase. The Company also expects to enter other segments of the telecommunications industry.

    REGULATORY ENVIRONMENT. Businesses offering prepaid calling cards are subject to federal and state governmental regulations applicable to providers of long distance telephone services. At the federal level, the industry is regulated by the Federal Communications Commission (the "FCC"), while at the state level, telecommunication service providers are subject to regulation by various state agencies. Federal regulations require that long distance telephone service providers maintain both domestic interstate and international tariffs that contain the then effective rates, terms and conditions of service. Intrastate long distance telecommunication service providers are also subject to various state regulations, which typically require prior state certification, notification and/or registration and tariff approval. Generally, companies offering such services must obtain and maintain certificates of public convenience and necessity from state regulatory authorities in each state which they offer service and file tariffs and obtain tariff approval prior to providing intrastate telecommunication services. Pursuant to the Company's agreement with PT-1, PT-1 is responsible for all tariff and other regulatory filings with regard to the prepaid calling cards purchased by Canmax. Therefore Canmax has not made separate tariff filings for its long distance services. The Company will need to obtain appropriate state and federal regulatory approvals prior to operating its own debit platform and switching facilities.

    SOFTWARE BUSINESS--DISCONTINUED OPERATIONS

    Prior to December 7, 1998, Canmax, through its wholly owned subsidiary Canmax Retail Systems, Inc., developed and provided enterprise wide technology solutions to the convenience store and retail petroleum industries. On December 7, 1998, Canmax sold its Software Business to Affiliated Computer Services, Inc. ("ACS") for an initial payment of $4.0 million and contingent payments of up to $3.625 million (the "Software Business Sale"). See "Recent Events--Software Business Sale". As of October 31, 1998, Canmax's Software Business products had been installed in over 5,900 locations. Canmax's primary customers of the Software Business included The Southland Corporation ("Southland"), ARCO and the Army and Air Force Exchange.

                               BUSINESS STRATEGY

    Canmax's core business operations are in the telecommunications industry, and are initially focused on the provision of prepaid long distance services. Canmax also expects to enter other segments of the prepaid telecommunications industry such as dial tone and supporting hardware services and prepaid enabling hardware and cellular services. The Company's entry into these additional industry segments will be dictated by its development of its capabilities and capacities in these areas and market factors. To be successful in the Telecommunications Business, Canmax will need to establish new distribution channels and a new customer base for its telecommunications products. Although Canmax intends to continue to market its telecommunications products to the convenience store and retail petroleum industries in which it conducted its Software Business, Canmax's prior relationships in the convenience store and retail petroleum industries do not necessarily provide Canmax any advantages in future marketing efforts. Industry estimates indicate that the market for prepaid phone cards in the United States in 1997 was in excess of $1.5 billion, and project the growth of this industry to in excess of $5 billion shortly after the year 2000.

    The Company's prepaid long distance services are currently being offered across a system maintained by PT-1 pursuant to the PT-1 Agreement. The PT-1 Agreement provides favorable pricing to Canmax and allows it to compete on a global basis in the prepaid telecommunications market. The Company expects to leverage its experience in the retail software industry with its telecommunications operations to allow it to offer point of sale activation for its prepaid telecommunications products. Although Canmax believes that its personnel and the proceeds from the Software Business Sale will position it to be successful in its new line of business, Canmax has no significant history of operations in the telecommunications industry and therefore Canmax's entry into the new line of business is subject to risks similar to other emerging companies, such as its limited operating history in this industry segment, its dependence upon existing management and certain key employees, the presence of competition from various sources (some of which may have substantially greater financial resources than Canmax) and continuing changes in governmental regulations affecting the telecommunications industry. See "--Certain Business Factors."

    Canmax also continues to review an acquisition strategy within its current industries and other related markets. Any material acquisitions may result in significant changes in Canmax's business.

                             PRODUCTS AND SERVICES

    TELECOMMUNICATIONS BUSINESSES

    PREPAID PHONE CARDS. Canmax provides convenient, cost-effective telecommunications products and services to individuals and businesses through its prepaid phone card (the "Canmax Card"). The Canmax Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. Canmax's services currently include domestic calling, outbound international long distance calling, as well as enhanced features such as customized greetings and sequential calling. The Canmax Card enables consumers to place local, long distance and international calls from virtually any touch-tone phone, without the need of coins, operator assistance, collect or other third party billing processes. Consumers may access the services of the Canmax Card by dialing a toll-free number and entering a personal identification number printed on the back of the card. A voice prompt guides users through the card's features and, at the beginning of each call, announces the balance remaining on a card. Time spent on a call or using the card's enhanced features is automatically deducted from the balance remaining on the card. Users are reminded when one minute remains on the card. Cards expire upon the earlier of six months after the date of first use or the expiration date printed on the card. Pursuant to the PT-1 Agreement, PT-1 provides all customer support and troubleshooting for the Canmax Card.

    MAJOR SUPPLIERS. Canmax currently acquires all of its prepaid telephone cards from PT-1, which supplies long distance telecommunications and debit services to Canmax for use in Canmax's marketing and distribution of domestic and international prepaid long distance calling cards. The PT-1 Agreement provides Canmax "most favored nations" pricing, meaning Canmax is to receive the lowest cost offered by PT-1 to any other customer for like services. The PT-1 Agreement also prohibits Canmax from selling other prepaid calling cards or telecommunications products except through PT-1 pursuant to the PT-1 Agreement; however, the PT-1 Agreement does not prohibit Canmax from either acquiring other entities that have commitments to obtain telecommunication services or acquiring and operating its own switch and/or debit card platform and obtaining long distance carrier service from a third party to the extent that such third party carrier offers better rates than provided by PT-1.

    PT-1 manages a state-of-the-art digital switch based network consisting of more than 130,000 switch ports, approximately 50,000 prepaid card processing ports, and a central switching center located at PT-1's headquarters in Flushing, New York. PT-1 offers 24-hour customer support for its prepaid cards. Canmax believes that multiple suppliers are available to meet all of its product and service needs at competitive prices and rates and expects the availability of such products and services to continue in the future; however, the continuing availability of alternative sources cannot be assured. Transition from Canmax's existing suppliers, if necessary, could have a disruptive effect on Canmax's operations and could give rise to unforeseen delays and/or expenses. Canmax is not aware of any current circumstances that would require Canmax to seek alternative suppliers for any of the products or services used in the operation of its business.

    CUSTOMERS. TSI, a distributor for the Company and a PT-1 affiliate, accounted for approximately 25% of revenues from continuing operations during the year ended October 31, 1998, and approximately 77% of trade accounts receivable balance at such date. The concentration of revenues through this distributor is due in part to the Company's relatively recent entry into the Telecommunications Business and limited revenues from continuing operations through October 31, 1998. The Company expects the concentration of revenues through this distributor to decrease as Company sales increase.

    SOFTWARE BUSINESS--DISCONTINUED OPERATIONS

    C-SERVE AND OTHER PRODUCTS. Prior to the Software Business Sale, Canmax's primary product offering consisted of its C-Serve software, a comprehensive site-based store automation software solution, and its Vista software, a headquarters-based management system. The products and services of the Software Business enabled retailers and operators to interact electronically with customers, capture data at the point of sale, manage site operations and logistics and communicate electronically with their sites, vendors and credit/debit networks. The products and services of the Software Business also included (a) software development, customization and enhancements, (b) systems integration, installation and training services, and (c) 24 hour a day, 365 day per year help desk services. In October, 1997 Canmax completed an enhanced version of its C-Serve product to run on the Windows NT operating system in conjunction with a development project with NCR Corporation ("NCR") and The Southland Corporation ("Southland"). At the time of the Software Business Sale, Canmax was developing a generic version of its C-Serve software to run under the Microsoft Windows family of operating systems.

    MAJOR CONTRACTS. In December, 1993, Canmax signed a five year agreement with Southland to provide software licenses, development services, and provide hardware and help desk services (the "Master Agreement"). Southland chose Canmax's proprietary convenience store automation software, C-Serve, as the basis for its automation of store functions and operations at its corporate and franchise operated

7-Eleven convenience stores in the United States. Software licensing, product and service revenue under the Master Agreement during the fiscal years ended October 31, 1998, 1997, and 1996 totaled approximately $3,160,000, $2,051,000, and $2,581,000 respectively, while development revenues recorded under the Master Agreement during these same periods totaled approximately $859,000, $799,000 and, $1,564,000 respectively.

    On October 31, 1997, Canmax and Southland entered into Amendment No. 3 to the Master Agreement (the "Southland Amendment"), pursuant to which Southland exercised its right under the Master Agreement to use, possess and modify the source code for the software developed by Canmax for Southland for a one-time license fee of $1.0 million. The Southland Amendment also contained Southland's agreement to purchase from Canmax on or before December 7, 1998, no less than $4.0 million of hardware, software maintenance, help desk, development and other services. Canmax recognized revenues of approximately $8,197,000 from Southland from October 31, 1997 through October 31, 1998. The Master Agreement with Southland terminated on December 7, 1998, the date of the Software Business Sale; however, Southland still retains rights to the source code for the software developed by Canmax for Southland. Any residual rights or obligations under the Master Contract were assigned to and assumed by ACS upon consummation of the Software Business Sale.

    During fiscal 1996, Canmax reached an agreement with NCR to develop for Southland a next generation Windows NT based version of the Canmax C-Serve convenience store software for $9.5 million. NCR was chosen by Southland to provide project management and other professional services for the project. Modifications to project requirements increased total project revenues from $9.5 million to $11.5 million. Since this project was completed in 1997, no development revenues under such agreement were recognized by Canmax in fiscal 1998, as compared to $7,560,000 and $3,920,000 in fiscal years 1997 and 1996, respectively.

    CONCENTRATION OF REVENUES; CUSTOMER CONCENTRATION. Historically, Canmax's revenues have been concentrated in Southland which accounted for approximately 87%, 92% and 83% of Canmax's total Software Business revenue for fiscal years ended October 31, 1998, 1997 and 1996, respectively. Canmax's revenues derived from its relationship with Southland include revenues from products and services provided directly by Canmax to Southland and indirectly through NCR to Southland pursuant to NCR's contract with Southland. No other customer accounted for over 10% of Canmax's total revenues during such periods.

    At October 31, 1998, 1997 and 1996, Southland accounted for 87%, 95% and 83%, respectively, of Canmax's total accounts receivable of the Software Business. Because a significant portion of Canmax's revenues were derived from its relationship with Southland, the timing of payments received from Southland affected the percentage of the current assets of Canmax classified as either cash (or cash equivalents) or accounts receivable. On December 7, 1998, the Software Business was sold to ACS, at which time all rights and obligations under contracts between Canmax and Southland were transferred to and assumed by ACS.

    During the fiscal years ended October 31, 1998, 1997 and 1996, Canmax expensed approximately $0, $615,000, $1,287,000, respectively, on product development activities associated with the Software Business. Canmax capitalized approximately $730,000, $209,000 and $129,000 of software development costs during the fiscal years ended October 31, 1998, 1997 and 1996, respectively.

                                  COMPETITION

    The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. Currently, numerous companies sell prepaid calling cards and Canmax expects competition to increase in the future. Other providers currently offer one or more of each of the services offered by Canmax. Telecommunication service companies compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. As a service provider in the long distance telecommunications industry, Canmax competes with three dominant providers, AT&T Corp. ("AT&T"), MCI WorldCom Inc. ("WorldCom"), and Sprint Corporation

("Sprint"), all of which are substantially larger than Canmax and have (i) greater financial, technical, engineering, personnel and marketing resources;
(ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases than Canmax. These advantages afford Canmax's competitors the ability to (a) offer greater pricing flexibility, (b) more attractive incentive packages to encourage retailers to carry competitive products, (c) negotiate more favorable distribution contracts with retailers, and (d) negotiate more favorable contracts with suppliers of telecommunication services. Canmax also competes with other smaller, emerging carriers in both the prepaid long distance card retail and wholesale markets, including IDT Corporation, RSL Communications and Telegroup, Inc. Canmax believes that additional competitors will be attracted to the prepaid calling card market, including internet-based service providers and other telecommunications companies. Canmax also believes that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers.

    The ability of Canmax to compete effectively in the telecommunications services industry will depend upon Canmax's ability to (i) continue to provide high quality services at prices generally competitive with, or lower than, those charged by its competitors and (ii) develop new innovative products and services. There can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by major long distance carriers or other competitors will not have a material adverse effect on Canmax business, financial condition and results of operations, or that Canmax will be able to compete successfully in the future.

                            CERTAIN BUSINESS FACTORS

    LIMITED OPERATING HISTORY; NET LOSSES

    The Company commenced its Telecommunications Business in early 1998. For the year ended October 31, 1998, the Company recorded net losses from continuing operations of approximately $2.6 million on revenues from continuing operations of approximately $2.2 million. These losses were primarily attributable to the Company's unsuccessful acquisition of USC and a one time charge of approximately $1.2 million incurred in connection with the disposition of USC. Canmax's revenues from the Telecommunications Business other than revenues derived through USC for the year ended October 31, 1998 were $1.5 million with associated costs and expenses of $2.5 million and net losses of $1.0 million. Until the Company substantially increases its distribution network and customer base, it expects to continue to experience losses.

    COMPETITION

    The telecommunications industry is highly competitive. Telecommunications providers face competition from multiple sources, including AT&T, WorldCom and Sprint as well as smaller emerging carriers such as IDT Corporation, RSL Communications and TeleGroup, Inc. The prepaid calling card business is a rapidly growing segment of the telecommunications industry with relatively low barriers to entry. Canmax believes that additional competitors will be attracted to the prepaid calling card market, including internet-based service providers and other telecommunications companies. Telecommunications service companies compete based upon price, additional competition may result in significant pressures on pricing and the margins realized by the Company and its telecommunications operations. The Company resells telecommunications services acquired from other industry participants, and if the Company is unsuccessful in negotiating favorable rates for its telecommunications services, then the Company may not be able to effectively compete in the Telecommunications Business. There can be no assurances that the Company will be able to compete successfully in the future.

    CONSUMER DEMAND

    The Company's products and services primarily compete, based upon pricing. The price-sensitive nature of consumers in this market results in a relative lack of customer loyalty to any particular prepaid card company. Therefore, to be successful, the Company must be able to offer competitive pricing within the industry. Although the Company believes it has a favorable arrangement with PT-1 for the provision of telecommunications products and services, there can be no assurances that the rates and services provided to the Company through PT-1 will remain competitive within the industry.

    RELATIONSHIP WITH PT-1

    Although the Company's arrangement with PT-1 requires PT-1 to offer the Company its most favorable pricing structure, the PT-1 Agreement restricts the Company's ability to acquire telecommunication services from third parties that may provide more favorable prices for telecommunications products and services. Pursuant to an amended and restated agreement and plan of merger dated August 20, 1998, PT-1 agreed to be acquired by StarTelecommunications, Inc., a publicly held telecommunications company. Although the proposed acquisition of PT-1 by Star Telecommunications should not affect the Company's legal rights under the PT-1 Agreement, the Company is unable to predict the effect of the proposed acquisition of PT-1 on the future relationship between the Company and PT-1.

    DEPENDENCE ON AND NEED TO RECRUIT AND KEY MANAGEMENT AND TECHNICAL PERSONNEL

    The Company success depends to a significant extent on its ability to attract and retain key personnel. In particular, the Company is dependent on its senior management team and personnel with experience in the telecommunications industry. The Company's future success will depend, in part, upon its ability to attract and retain key personnel.

    MARKET FOR COMMON STOCK; VOLATILITY OF THE STOCK PRICE

    Canmax cannot ensure that an active trading market for the common stock exists or will exist in the future. However, even if the trading market for the common stock exists, the price at which the shares of common stock trade is likely to be subject to significant volatility. The market for the common stock may be influenced by many factors, including the depth and liquidity of the market for the Company's common stock, investor perceptions of the Company, and general economic and similar conditions.

    LISTING STATUS; PENNY STOCK RULES

    The Company's common stock currently trades on the OTC Bulletin Board. Therefore, no assurances can be given that a liquid trading market will exist as the time any investor desires to dispose of any shares of Canmax common stock. In addition, Canmax's common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, both the ability of a broker-dealer to sell the Canmax common stock and the ability of holders of Canmax common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of the additional suitability requirements and disclosure requirements imposed by the "penny stock" rules, an investor may find it more difficult to dispose of the Company's common stock.

    ABSENCE OF DIVIDENDS

    The Company has never declared or paid any cash dividends on its common stock and does not presently intend to pay cash dividend on its common stock in the foreseeable future. The Company intends to retain all cash received from the Software Business Sale and from future earnings for reinvestment in its Telecommunications Business.

                              SALES AND MARKETING

    Canmax markets prepaid long distance products and services from its offices in Irving, Texas. Canmax's revenues originate from sales of its prepaid phone cards through four principal marketing channels, including wholesale and retail sales through independent distributors, direct sales to retail stores, telemarketing sales to retail stores, and promotional and specialty marketing sales to businesses. Virtually all sales efforts are focused on the U.S. at this time. However, Canmax may expand its international marketing efforts in the future.

                                    BACKLOG

    Software and telecommunication products are generally delivered to customers when ordered and therefore there is no backlog of orders.

                              IMPACT OF YEAR 2000

    Canmax has completed an assessment of the impact of Year 2000 issues on its internal systems and determined that the cost for any modifications or replacements will be immaterial and not exceed $50,000. Canmax has initiated communications with all of its significant suppliers and customers to determine the extent to which Canmax's internal systems and developed software products are vulnerable to those third parties failure. In connection with the Software Business Sale, Canmax and ACS conducted a Year 2000 compliance audit of software and systems developed by Canmax. Such audit did not reveal any material items of noncompliance, and Canmax does not expect to incur any material expenses to cause its developed software and systems to become Year 2000 compliant.

                                   EMPLOYEES

    As of January 19, 1999, Canmax had approximately 25 full time employees, approximately ten of which perform administrative and financial functions and approximately ten of which have experience in telecommunications and/or telemarketing. All of Canmax's current employees are located in Irving, Texas. No employees are represented by a labor union, and Canmax considers its employee relations to be excellent.

                                 RECENT EVENTS

    SOFTWARE BUSINESS SALE

    On December 7, 1998, Canmax consummated the sale of its Software Business to ACS for an initial payment of $4.0 million and ACS' assumption of certain liabilities associated with the Software Business. In addition, Canmax is entitled to receive additional deferred payments of up to $3.625 million, based upon the cumulative revenue attributable to the Software Business during the one year period ending December 31, 1999. The deferred revenue payments will equal the sum of (a) 75% of all such revenues greater than $4.0 million and less than or equal to $7.0 million plus (b) 13.75% of all such revenues greater than $7.0 million and less than or equal to $17 million. As a result of the Software Business Sale, Canmax will no longer be engaged in the retail automation software business, and the results of operations of the Software Business will be reported as discontinued operations in Canmax's financial statements.

    APPROVAL OF REINCORPORATION MERGER

    On December 7, 1998, Canmax's shareholders approved the merger of Canmax with and into a wholly-owned subsidiary of Canmax organized under the laws of the state of Delaware, to effect the change of Canmax's domicile from Wyoming to Delaware. On December 30, 1998, Canmax formed ARDIS Telecom & Technologies, Inc. ("ARDIS"), a Delaware corporation and wholly-owned subsidiary, to effect the reincorporation merger. Canmax expects the reincorporation merger to be consummated in early February 1999. Upon consummation of the reincorporation merger, Canmax will change its name to "ARDIS Telecommunications & Technologies, Inc." and its corporate affairs will be governed by the laws of the state of Delaware. Upon consummation of the reincorporation merger, the certificate of incorporation and bylaws of ARDIS will constitute the governing instruments of Canmax. The form of certificate of incorporation and bylaws for ARDIS were approved by the Company's shareholders at the annual meeting of shareholders held on December 7, 1998.

    AMENDMENT TO FOUNDERS' LOAN AGREEMENT

    On December 11, 1998, the Company and Founders Equity Group, Inc., on its own behalf and as agent for various other lenders ("Founders"), executed Amendment No. 1 to the Restated Convertible Loan Agreement dated March 31, 1998, as amended by the letter agreement dated August 25, 1998 (as amended, the "Loan Agreement"). As a result of the amendment, Canmax agreed to defer Founders' conversion of the remaining indebtedness outstanding under the Loan Agreement in exchange for (a) Founders' waiver of any registration obligations under the Registration Rights Agreement dated May 1, 1997 or under the Loan Agreement, until February 1, 1999 or Canmax's earlier delivery of a conversion notice, (b) the adjustment of the conversion price for the remaining convertible indebtedness outstanding under the Loan Agreement ($500,000) from $.50 per share to the greater of $.50 per share or 75% of the average closing price of Canmax common stock over the ten trading days preceding the delivery of a conversion notice, and (c) Founders' agreement to convert the remaining outstanding principal under the Loan Agreement ($500,000) upon written notice from the Company at the adjusted conversion price described above. Further, the amendment to the Loan Agreement reduced the interest rate payable on the outstanding principal amount under the Loan Agreement from 12% to 9% per annum. The amendment also terminated any additional funding obligations of Founders' under the Loan Agreement. See "Market for Registrant's Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

ITEM 2. PROPERTIES

    Canmax currently occupies 47,178 square feet of office space at 150 West Carpenter Freeway, Irving, Texas, as a hold over tenant on a month-to-month basis. The month-to-month tenancy will terminate on or about March 15, 1999. The space is used for executive, administrative, sales, engineering personnel, help desk and related services, as well as for inventory storage and demonstration purposes. Canmax has entered into a five-year lease for approximately 13,163 square feet located 8100 Jetstar Drive in Irving, Texas, commencing on March 1, 1999.

ITEM 3. LEGAL PROCEEDINGS

    Neither Canmax nor any of its subsidiaries are parties to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                            MARKET FOR COMMON STOCK

    Canmax has only one class of shares, common stock without par value, which is traded on the OTC Bulletin Board. Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or purpose for either cancellation or surrender or provisions for sinking or purchase funds.

    Canmax was listed on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market on February 10, 1994 through June 8, 1998. Canmax Common Stock is currently traded on the OTC Bulletin Board under the symbol "CNMX."

    Canmax's principal executive offices are located at 150 West Carpenter Freeway, Irving, Texas 75039, and its telephone number is (972) 541-1600.

                      MARKET PRICES OF CANMAX COMMON STOCK

    The following table sets forth for the fiscal periods indicated the high and low closing sales price per share of Canmax Common Stock as quoted on the Nasdaq SmallCap Market through June 8, 1998 and as reported on the OTC Bulletin Board after such date. The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

                                                                                  CANMAX
                                                                               COMMON STOCK
                                                                              CLOSING PRICES
                                                                           --------------------
                                                                             HIGH        LOW
                                                                           ---------  ---------
FISCAL 1997
  First Quarter..........................................................  $    2.50  $    1.50
  Second Quarter.........................................................  $    2.88  $    1.50
  Third Quarter..........................................................  $    2.75  $    1.88
  Fourth Quarter.........................................................  $    2.50  $    1.38

FISCAL 1998
  First Quarter..........................................................  $    1.50  $    0.88
  Second Quarter.........................................................  $    1.13  $    0.63
  Third Quarter..........................................................  $    0.75  $    0.28
  Fourth Quarter.........................................................  $    0.65  $    0.32

FISCAL 1999
  First Quarter (through January 26, 1999)...............................  $    0.40  $    0.28

    The closing price for the Canmax Common Stock on January 26, 1999 as reported on the OTC Bulletin Board was $0.30.

DIVIDENDS

    Canmax has never declared or paid any cash dividends on the Canmax Common Stock and does not presently intend to pay cash dividends on the Canmax Common Stock in the foreseeable future. Canmax intends to retain future earnings for reinvestment in its business. Additionally, dividends are restricted to less than 5% of net operating income in accordance with the terms of the convertible loan agreement effective December 15, 1997, as amended.

HOLDERS OF RECORDS

    There were 448 stockholders of record as at September 28, 1998, and approximately 2,790 beneficial stockholders.

RECENT SALES OF UNREGISTERED SECURITIES

    On December 15, 1997, Canmax executed a convertible loan agreement (the "Original Agreement") with Founders providing for financing of up $500,000 at an interest rate of 10% per annum. Advances under the Original Agreement were secured by a lien on all of Canmax's assets and indebtedness outstanding under the Original Agreement was convertible, at the option of Founders, into shares of Canmax common stock at a conversion price of $1.25 per share. Advances under this loan totaling $500,000 were made from December of 1997, through February of 1998. On February 11, 1998, Canmax and Founders executed a loan commitment letter (the "Loan Commitment") which provided for a multiple advance loan of up to an additional $2.0 million upon terms similar to the Original Agreement; however indebtedness outstanding under the Loan Commitment was convertible into shares of Canmax common stock at a conversion price equal to the average closing prices of the Canmax common stock over the five day trading period immediately preceding the date of each advance. On February 24, 1998, Founders advanced $150,000 under the Loan Commitment which was convertible into shares of Canmax common stock at a conversion price equal to $1.025. The Company and Founders (and certain of its affiliates) entered into the First Restated Loan Agreement (the "Loan Agreement") effective as of March 31, 1998 which consolidated all rights and obligations of Canmax to Founders under the Original Agreement and the Loan Commitment and amended the terms of the then outstanding notes. Amounts advanced or consolidated under the Loan Agreement bore interest at the rate of 12% per annum, were secured by a lien on all of Canmax's assets and were convertible into shares of Canmax common stock at $.80 per share.

    By letter dated August 25, 1998, Founders agreed to release its lien on all of Canmax's assets upon the consummation of the Software Business Sale. As consideration for the release, Canmax agreed to repay $1.0 million of the $1.5 million outstanding under the Loan Agreement and to allow Founders to convert the remaining $500,000 plus accrued but unpaid interest outstanding under the Loan Agreement into shares of Canmax common stock at a reduced conversion price of $.50 per share. On December 11, 1998, Canmax and Founders executed Amendment No. 1 to the Loan Agreement, pursuant to which Canmax agreed to defer Founder's obligation to convert the remaining indebtedness outstanding under the Loan Agreement ($500,000) in exchange for (a) Founders' waiver of any registration obligations under the registration rights agreement dated May 1, 1997 or under the Loan Agreement until February 1, 1999 or Canmax's earlier delivery of a conversion notice, (b) the adjustment of the conversion price for the remaining convertible indebtedness outstanding under the Loan Agreement from $.50 to the greater of $.50 per share or 75% of the average closing price of the Canmax common stock over the ten trading days preceding the delivery of a conversion notice, and (c) Founders' agreement to convert the remaining outstanding principal amount under the Loan Agreement ($500,000) upon written notice from Canmax at the adjusted conversion price described above. The amendment also reduced the interest rate on the outstanding principal amount under the Loan Agreement from 12% to 9% per annum and terminated any additional funding obligation of Founders under the Loan Agreement. All convertible notes issued under the Original Agreement, the Loan Commitment and the Loan Agreement were issued at face value in private transactions in reliance upon the exemption set forth in Section 4(2) of the Securities Act of 1933, as amended. The proceeds received by Canmax from the issuance of the convertible notes were used for working capital purposes.

ITEM 6. SELECTED FINANCIAL DATA

                                                                                    FISCAL YEARS ENDED OCTOBER 31
                                                                        -----------------------------------------------------
                                                                          1998       1997       1996       1995       1994
                                                                        ---------  ---------  ---------  ---------  ---------
CONSOLIDATED STATEMENT OF OPERATIONS DATA(1):
Revenues..............................................................  $   2,189  $  --      $  --      $  --      $  --
Cost of revenues......................................................      2,155     --         --         --         --
Operating expenses....................................................      1,399     --         --         --         --
Interest expense, net.................................................        101     --         --         --         --
Writedown of capitalized software.....................................     --         --         --         --         --
Loss on Disposal of USC...............................................      1,155     --         --         --         --
Income (loss) from discontinued operations............................       (103)        87        143     (3,734)    (6,042)
Net income (loss).....................................................     (2,724)        87        143     (3,734)    (6,042)
Net income (loss) per share(2)........................................  $    (.38) $    0.01  $    0.02  $   (0.79) $   (1.54)

CONSOLIDATED BALANCE SHEET DATA(1):
Total assets..........................................................
  Continuing operations...............................................      1,936     --         --         --         --
  Discontinued operations.............................................      3,355      4,578      4,741      4,225      5,317
Working capital (deficiency)
  Continuing operations...............................................     (1,460)    --         --         --         --
  Discontinued operations.............................................        623        664        701       (946)       135
Non Current obligations
  Continuing operations...............................................     --         --         --         --         --
  Discontinued operations.............................................        147        178        256        265      1,375
Shareholders' equity..................................................      1,064      2,220      2,075      1,719      1,910

------------------------

(1) The results of operations of the Software Business have been presented in the financial statements as discontinued operations. Results of operations in prior years have been restated to reclassify the Software Business as discontinued operations.

(2) All per share amounts have been retroactively adjusted to reflect a one-for-five reverse stock split of Canmax Common Stock effective December 21, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

GENERAL

    During the fiscal year ended October 31, 1998, Canmax operated two distinct businesses, the Software Business and the Telecommunications Business. For the fiscal year ended October 31, 1997, the Software Business accounted for all of Canmax's revenues. On December 7, 1998, Canmax consummated the sale of the Software Business to Affiliated Computer Services, Inc. As a result of the Software Business Sale, Canmax will no longer engage in the Software Business, and, its business will be focused solely on its Telecommunications Business. Therefore, historic financial information attributable to the Software Business will be reported as discontinued operations.

    The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 1998, 1997 and 1996 and should be read in conjunction with Canmax's Financial Statements and the Notes thereto commencing at page F-1 hereof.

RESULTS OF OPERATIONS--1998 VERSUS 1997

    In the later part of fiscal 1996, Canmax decided that it was critical that it expand its market beyond one vertical market and one large customer. After evaluating a number of alternative strategies, Canmax decided that the rapidly expanding telecommunications market presented an opportunity to utilize some of the technology and support capabilities that it had developed through its Software Business. The Company chose to make its entry into the telecommunications industry via the prepaid long distance market.

    On January 30, 1998, Canmax acquired USCommunications. Effective May 27, 1998, Canmax and principals of USC agreed to rescind the USC acquisition and that the economic benefits and burdens of any revenues received or expenses incurred following May 27, 1998 would accrue to USC. The statement of operations for the fiscal year ended October 31, 1998 includes the operations of USCommunications since its acquisition through May 27, 1998.

    Following its entry into the Telecommunications Business, Canmax formed Canmax Telecom, Inc., its telecommunications operating company and a wholly-owned subsidiary, and has established sales and marketing activities in four principle marketing channels for its prepaid phone card program, including
(a) wholesale and retail sales through independent distributors, (b) direct sales to retail stores, (c) telemarketing sales to retail stores, and (d) promotional and specialty marketing sales to businesses. The initial product used to introduce Canmax Telecom to the market was referred to as the Latino Card, as it was targeted to the long distance market for calls originating within the continental United States to certain Latin American countries. Services required to offer this card were provided by USC, and Canmax Telecom continued to purchase those services from USC following the rescission of the acquisition.

    The Company recently announced its establishment of a strategic relationship with PT-1 Communications, Inc., the nation's largest prepaid card provider. This relationship enables Canmax to pursue its rapid growth plan in the prepaid market prior to the commitment of large facilities investments. The Company began marketing prepaid phone cards with services provided by PT-1 in the latter part of August, 1998, and at that time discontinued purchasing any services from USC except those required to complete the operation of the already distributed Latino Cards.

    The Company plans to commit approximately $1.0 million in capital investments for fiscal 1999 to its Telecommunications Business, and plans to be able to internally fund additional infrastructure development through operations. The Telecommunications Business was launched during the second quarter of 1998. The Company's financial statements for the year ended October 31, 1998 and management's discussion and analysis of the results of operations for 1998 reflect the results of operations of the Telecommunications Business only. Because the Telecommunications Business was launched in the 1998 fiscal year, the Company is not able to compare the results of operations for the Telecommunications Business to prior periods. The results of operations of the Software Business have been condensed into the line item caption "Discontinued Operations" in the Company's financial statements and, because the Software Business has been discontinued, management has not discussed the results of operations for the Software Business in 1998 as compared to 1997.

    REVENUE

    For the year ended October 31, 1998, Canmax had revenues from continuing operations of $2,190,000, $710,000 of which were attributable to revenues derived through USC, and $1,480,000 of which were derived from revenues from Canmax Telecom prepaid calling cards. The Company ceased recognizing revenues of USC as of May 27, 1998.

    Revenues from discontinued operations were $9,380,000 for the year ended October 31, 1998, as compared to $12,736,000 for the comparable period in 1997.

    EXPENSES

    For the year ended October 31, 1998, Canmax had total costs of revenues relating to revenue from continuing operations of $3,554,000, of which $1,119,000 was attributable to operations of USC and $2,435,000 was attributable to Canmax Telecom prepaid calling cards.

    General and administrative costs attributable to continuing operations excluding USC were $437,000 for the year ended October 31, 1998. These costs were primarily comprised of management, accounting, legal and overhead expenses.

    Sales and marketing costs attributable to continuing operations excluding USC were $389,000.

    Interest and financing expenses attributable to continuing operations were $155,000 for the year ended October 31, 1998. These expenses were associated with indebtedness outstanding under the Loan Agreement that was entered into during the 1998 period.

    On June 15, 1998, Canmax and USCommunications signed an agreement effective May 27, 1998 to rescind the purchase of USCommunications. Revenues, phone card cost of revenues, and other expenses for the period from acquisition through disposition, May 27, 1998 amounted to $709,525, $565,151 and $554,253, respectively. The Company recorded a loss on disposal of $1,155,385.

    As a result of the foregoing, Canmax incurred a net loss from continuing operations of $2,621,000 or $0.37 per share for the year ended October 31, 1998.

RESULTS OF OPERATIONS--1997 VERSUS 1996

    In the second quarter of the year ended October 31, 1998, Canmax launched its Telecommunications Business. On December 7, 1998, Canmax disposed of its Software Business, which represented all of its operations for the fiscal year ended October 31, 1997 and prior periods. Therefore, the results of operations for the years ended October 31, 1997 and 1996 relates solely to operations that have been discontinued by Canmax.

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

LIQUIDITY AND SOURCES OF CAPITAL

    Upon consummation of the Software Business Sale on December 7, 1998, Canmax received its initial installment of $4.0 million from ACS, approximately $1.1 million of which has been used to repay amounts owed to Founders under the Loan Agreement and $250,000 of which was used to pay transaction expenses. The Company plans to commit approximately $1.0 million for capital investments in the Telecommunications Business for fiscal 1999, and plans to internally fund additional infrastructure development through operations of the Telecommunications Business. The Company believes existing capital resources and cash from operations will be sufficient to meet the Company's capital and liquidity needs through 1999.

    At October 31, 1998, Canmax had cash and cash equivalents of approximately $208,000, up from $129,000 for the same period in 1997, an increase of $79,000.

    Cash used by continuing operating activities totaled $556,000 for the year ended October 31, 1998. Cash used was comprised of Canmax's net loss of $2,724,000, adjusted for: loss from discontinued operations of $103,000; loss on disposal of USCommunications of $1,568,000; depreciation and capitalized software and intellectual property rights amortization of $19,000; and net changes in operating assets and liabilities of $477,000.

    Cash used in investing activities for continuing operations for the year ended October 31, 1998 totaled $803,000 and was primarily comprised of funds provided to USCommunications in the form of a note receivable of $725,000 and purchase of property and equipment of $78,000.

    Cash provided by financing activities for continuing operations for the year ended October 31, 1998 totaled $1,500,000 provided through borrowings under the Loan Agreement that was entered into during the 1998 period.

    Current assets from continuing operations totaled $937,000 at the end of the fourth quarter of 1998, resulting in negative net working capital from continuing operations of $1,460,000. Accounts receivable totaled $292,000 and represented 31% of current assets from continuing operations. Accounts receivable include one significant account which comprised 77% of total trade accounts receivable from continuing operations. The note receivable totaled $576,000 at October 31, 1998 and represented funds provided to USC.

    Net property and equipment from continuing operations totaled $59,000 at the end of the fourth quarter of 1998. The majority of property and equipment is comprised of furniture, fixtures and computer equipment.

    Current liabilities from continuing operations totaled $2,396,000 at the end of the fourth quarter of 1998. The majority of liabilities were comprised of convertible debentures issued under the Loan Agreement, accounts payable and accrued liabilities. $1,000,000 of the convertible debentures were repaid out of proceeds resulting from the sale of the Software Business.

    At October 31, 1997 and 1996 Canmax had a net working capital surplus (deficiency) of $793,000 and $208,000, respectively. During the years ended October 31, 1997 and 1996 Canmax provided (used) total cash from ($780,000) and $431,000, respectively.

    In connection with the rescission Canmax's acquisition of USC, USC executed a note payable to Canmax in the amount of $724,660. The USC note matures on June 15, 2001, and is payable in monthly installments on the fifteenth day of each month. Monthly payments for November and December of 1998 are $15,000 and monthly payments thereafter through the maturity date are approximately $20,000. The USC note is secured by a lien on all of USC's assets. As of January 29, 1999, approximately $553,000 remained outstanding under the USC note.

    ACQUISITIONS

    Canmax continues to review an acquisition strategy within its Telecommunications Business. From time to time Canmax will review acquisition candidates with products, technologies or other services that could enhance Canmax product offerings or services. Any material acquisitions could result in Canmax issuing or selling additional debt or equity securities, obtaining additional debt or other lines of credit and may result in a decrease to Canmax working capital depending on the amount, timing and nature of the consideration to be paid. Canmax is not currently a party to any agreements, negotiations or understandings regarding any material acquisitions.

    SIGNIFICANT CUSTOMERS

    Historically, The Southland Corporation ("Southland") has accounted for approximately 85% of the revenue of Canmax in prior periods. The Software Business and all rights under agreements with Southland were sold to ACS on December 7, 1998, and therefore Southland is no longer a customer of Canmax. Canmax currently distributes its prepaid long distance cards through a network of independent distributors and none of its individual customers is considered significant.

    NASDAQ DELISTING

    On June 8, 1998, Canmax Common Stock was delisted from the Nasdaq SmallCap Market for a failure to meet the minimum net tangible asset requirement for continued listing. Canmax Common Stock now trades on the OTC Bulletin Board. The delisting of Canmax Common Stock may adversely affect the liquidity of the Canmax Common Stock, the operations of Canmax and the ability of Canmax to raise capital in the future.

    NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new guidance for the reporting and display of comprehensive income and its components. SFAS No. 130 requires that Canmax's foreign currency translation adjustment be included in other comprehensive income. The provisions of SFAS No. 130 have been applied to the prior period presentation. The Company adopted these Statements as of November 1, 1998 and does not expect the adoption of these standards to result in material changes to previously reported amounts.

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

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which will be effective for all transactions entered into by Canmax subsequent to October 31, 1999. The Company is currently evaluating the impact that SOP 98-1 will have on software developed or obtained for internal use subsequent to October 31, 1999.

    In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which will be effective for all transactions entered into by Canmax subsequent to October 31, 1999. Canmax does not currently expect this standard to impact its disclosures.

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

IMPACT OF YEAR 2000

    Canmax has completed an assessment of the impact of Year 2000 issues on its internal systems and determined that the cost for any modifications or replacements will be immaterial and not exceed $50,000. Canmax has initiated communications with all of its significant suppliers and customers to determine the extent to which Canmax's internal systems and developed software products are vulnerable to those third parties failure. In connection with the Software Business Sale, Canmax and ACS conducted a Year 2000 compliance audit of software and systems developed by Canmax. Such audit did not reveal any material items of noncompliance, and Canmax does not expect to incur any material expenses to cause its developed software and systems to become Year 2000 compliant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by Item 8 of Form 10-K is presented at pages F-1 to F-25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The information required by Item 9 of Form 10-K has been previously reported (as defined in Rule 12b-2 of the Exchange Act) in the Company's Current Report on Form 8-K dated July 13, 1998 and in the Company's definitive proxy materials dated November 17, 1998.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than March 1, 1999 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER INFORMATION

    The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than March 1, 1999 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than March 1, 1999 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than March 1, 1999 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.

                                    PART IV
   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1) AND (2) LIST OF FINANCIAL STATEMENTS

    The response to this item is submitted as a separate section of the Report. See the index on Page F-1.

(3) EXHIBITS

    The following is a list of all exhibits filed with this Form 10-K, including those incorporated by reference.

 EXHIBIT
   NO.      DESCRIPTION OF EXHIBIT
----------  ------------------------------------------------------------------------------------------------------
   2.1      Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc. and
              USCommunications Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated January 30, 1998 (the "USC
              8-K"), and incorporated herein by reference)

   2.2      Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as
              Exhibit 10.1 to Form 8-K dated January 15, 1998 (the "USC Rescission 8-K"), and incorporated herein by reference).

   2.3      Asset Purchase Agreement by and among Affiliated Computed Services, Inc., Canmax and Canmax Retail
              Systems, Inc. dated September 3, 1998 (filed as Exhibit 10.1 to Canmax's Form 8-K dated December 7,
              1998 and incorporated herein by reference)

   3.1      Articles of Incorporation of Canmax (filed as Exhibit 3.01 to Canmax's Registration Statement on Form
              10, File No. 0-22636 (the "Form 10"), and incorporated herein by reference)

   3.2*     Amended and Restated Bylaws of Canmax

   3.3*     Certificate of Incorporation of ARDIS Telecom and Technologies, Inc.

   3.4*     Bylaws of ARDIS Telecom and Technologies, Inc.

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

   4.3*     Amended Stock Option Plan

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

 EXHIBIT
   NO.      DESCRIPTION OF EXHIBIT
----------  ------------------------------------------------------------------------------------------------------
  10.5      Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Debra L. Burgess
              (filed as Exhibit 10.6 to the Form S-3 and incorporated herein by reference)

  10.6      Amendment No. 3 to Master Agreement for Computer Software Development, License and Maintenance dated
              October 31, 1997 between Canmax Retail Systems, Inc. and The Southland Corporation (filed as Exhibit
              10.7 to the Form S-3 and incorporated herein by reference)

  10.7      Convertible Loan Agreement by and between Canmax Inc. and Canmax Retail Systems, Inc. as Co-Borrowers
              and Founders Equity Group, Inc. and Founders Mezzanine Investors III, LLC as Lenders dated December
              15, 1997 (filed as Exhibit 10.8 to Canmax's Annual Report on Form 10-K for the year ended October
              31, 1997 (the "1997 Form 10-K") and incorporated herein by reference)

  10.8      Security Agreement between Canmax Inc. and Canmax Retail Systems, Inc. as Co-Borrowers and Founders
              Equity Group, Inc. and Founders Mezzanine Investors III, LLC as Lenders dated December 15, 1997
              (filed as Exhibit 10.9 to the 1997 Form 10-K and incorporated herein by reference)

  10.9      Canmax Inc. and Canmax Retail Systems, Inc. 10.00% Senior Secured Convertible Debenture No. 1 (filed as Exhibit 10.10 to the 1997 Form 10-K and incorporated herein by reference)

  10.10     Canmax Inc. and Canmax Retail Systems, Inc. 10.00% Senior Secured Convertible Debenture No. 2 (filed as Exhibit 10.11 to the 1997 Form 10-K and incorporated herein by reference)

  10.11     Loan commitment letter dated February 11, 1998, between Canmax Inc. and Canmax Retail Systems, Inc. as
              Borrowers and Founders Equity Group, Inc. and Founders Mezzanine Investors III, LLC as Lenders
              (filed as Exhibit 10.18 to the 1997 Form 10-K and incorporated herein by reference)

  10.12     Amendment No. 1 to First Restated Convertible Loan Agreement dated December 11, 1998 among Canmax,
              Canmax Telecom, Inc. and Founders Equity Group, Inc. as agent (filed as Exhibit 10.2 to Canmax Form
              8-K dated December 7, 1998 and incorporated herein by reference).

  10.13     Restated Promissory Note dated June 15, 1998 from USC to Canmax Telecom, Inc. (filed as Exhibit 10.2 to the USC Rescission Form 8-K and incorporated herein by reference)

  10.14     Security Agreement dated June 15, 1998 from USC for the benefit of Canmax Telecom, Inc. (filed as
              Exhibit 10.3 to the USC Rescission Form 8-K and incorporated herein by reference)

  10.15     Guaranty dated June 15, 1998 executed by Delia O'Donnell for the benefit of Canmax Telecom, Inc.
              (filed as Exhibit 10.4 to the USC Rescission Form 8-K and incorporated herein by reference)

  10.16     Guaranty dated June 15, 1998 executed by Alan Anderson, trustee, for the benefit of Canmax Telecom,
              Inc. (filed as Exhibit 10.5 to the USC Rescission Form 8-K and incorporated herein by reference)

  10.17     Pledge Agreement executed by Delia O'Donnell and Alan Anderson, as trustee, for the benefit of Canmax
              Telecom, Inc. (filed as Exhibit 10.6 to the USC Rescission Form 8-K and incorporated herein by reference)

 EXHIBIT
   NO.      DESCRIPTION OF EXHIBIT
----------  ------------------------------------------------------------------------------------------------------
  10.18     Guaranty date June 15, 1998 executed by James C. Bernet for the benefit of Canmax Telecom, Inc. (filed as Exhibit 10.7 to the USC Rescission Form 8-K and incorporated herein by reference)

  10.19***  Debit Telecommunications Services Agreement dated August 4, 1998 between PT-1 Communications, Inc.,
              Canmax Telecom, Inc. and Canmax Inc.

  10.20*    Commercial Lease Agreement between Jackson--Shaw/Jetstar Tri-star Limited Partnership and Canmax.

  11.1*     Statement re: Computation of earnings per share

  21.1*     Subsidiaries of the Registrant

  23.1*     Consent of Independent Auditors (King Griffin & Adamson, P.C.)

  23.2*     Consent of Ernst & Young, LLP

  27.1*     Financial Data Schedule

  27.2*     Restated Financial Data Schedule

*   Filed herewith.

** Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to Canmax's Application requesting confidential treatment under Rule 406 under the Securities Act of 1933, as amended.

*** Filed herewith; however portions of this Exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to Canmax's Application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended October 31, 1998. However, on December 22, 1998, the Registrant filed a report on Form 8-K regarding the consummation of the Software Business Sale.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.

                                CANMAX INC.

                                By:             /s/ ROGER D. BRYANT
                                     -----------------------------------------
                                                  Roger D. Bryant
Date: January 29, 1999                 PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
     /s/ ROGER D. BRYANT          Officer and Director
------------------------------    (principal executive       January 29, 1999
       Roger D. Bryant            officer)

                                Executive Vice President,
                                  Secretary, Chief
                                  Financial Officer, Chief
     /s/ DEBRA L. BURGESS         Operating Officer and
------------------------------    Director (principal        January 29, 1999
       Debra L. Burgess           financial officer and
                                  principal accounting
                                  officer)

     /s/ ROBERT M. FIDLER
------------------------------  Director                     January 29, 1999
       Robert M. Fidler

    /s/ W. THOMAS RINEHART
------------------------------  Director                     January 29, 1999
      W. Thomas Rinehart

------------------------------  Director                     January   , 1999
         Nick DeMare

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CANMAX INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                             ITEM 14(A)(1) AND (2)

1.         Consolidated Financial Statements

           Reports of Independent Auditors...................................................     F-2

           Consolidated Balance Sheets at October 31, 1998 and October 31, 1997..............     F-4

           Consolidated Statements of Operations for the fiscal years ended October 31, 1998,
             October 31, 1997 and October 31, 1996...........................................     F-5

           Consolidated Statements of Shareholders' Equity for the fiscal years ended October
             31, 1998, October 31, 1997 and October 31, 1996.................................     F-6

           Consolidated Statements of Cash Flows for the fiscal years ended October 31, 1998,
             October 31, 1997 and October 31, 1996...........................................     F-7

           Notes to Consolidated Financial Statements........................................     F-8

2.         Financial Statement Schedules

           Schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes hereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Canmax Inc.

    We have audited the accompanying consolidated balance sheet of Canmax Inc. and subsidiaries as of October 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canmax Inc. and subsidiaries at October 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          /s/ KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
January 20, 1998

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Canmax Inc.

    We have audited the accompanying consolidated balance sheet of Canmax Inc. and subsidiaries as of October 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Canmax Inc. and subsidiaries at October 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Dallas, Texas
December 18, 1997

                          CANMAX INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                              OCTOBER 31,
                                                                                      ----------------------------
                                                                                          1998           1997
                                                                                      -------------  -------------
                                                      ASSETS

CURRENT ASSETS
  Cash..............................................................................  $     207,609  $     128,871
  Trade accounts receivable.........................................................        292,086       --
  Inventory.........................................................................        229,672       --
  Prepaid expenses and other........................................................         29,002       --
  Current portion of long-term receivable...........................................        177,845       --
  Current assets of discontinued operations.........................................      2,305,502      2,973,373
                                                                                      -------------  -------------
    Total current assets............................................................      3,241,716      3,102,244
                                                                                      -------------  -------------
PROPERTY AND EQUIPMENT, net.........................................................         59,135       --
PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS, net..............................        524,849        962,175
LONG-TERM RECEIVABLE, net of current portion........................................        397,851       --
OTHER ASSETS........................................................................         17,387       --
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS.........................................      1,049,641        643,059
                                                                                      -------------  -------------
TOTAL ASSETS........................................................................  $   5,290,579  $   4,707,478
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable............................................................  $     622,836  $    --
  Accrued liabilities...............................................................        227,578       --
  Deferred revenue..................................................................         46,033       --
  Advances from shareholder.........................................................      1,500,000       --
  Current liabilities of discontinued operations....................................      1,683,591      2,309,437
                                                                                      -------------  -------------
    Total current liabilities.......................................................      4,080,038      2,309,437
                                                                                      -------------  -------------
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS....................................        146,693        178,107

COMMITMENTS--(Notes H and J)

SHAREHOLDERS' EQUITY
Common stock, no par value, 44,169,100 shares authorized; 6,611,005 shares issued
  and outstanding in 1998 and 1997..................................................     24,858,809     23,290,733
Accumulated deficit.................................................................    (23,789,545)   (21,065,383)
Foreign currency translation adjustment.............................................         (5,416)        (5,416)
                                                                                      -------------  -------------
Total shareholders' equity..........................................................      1,063,848      2,219,934
                                                                                      -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..........................................  $   5,290,579  $   4,707,478
                                                                                      -------------  -------------
                                                                                      -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CANMAX INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED OCTOBER 31,
                                                                         -----------------------------------------
                                                                             1998           1997          1996
                                                                         -------------  ------------  ------------
REVENUES
  Prepaid phone cards and other........................................  $   1,479,588  $    --       $    --
  Prepaid phone cards--USC.............................................        709,525       --            --
                                                                         -------------  ------------  ------------
    Total revenues.....................................................      2,189,113       --            --
                                                                         -------------  ------------  ------------
COSTS AND EXPENSES
  Prepaid phone cards and other........................................      1,589,811       --            --
  Prepaid phone cards--USC.............................................        565,151       --            --
  Sales & marketing....................................................        388,506       --            --
  General & administrative.............................................        436,939       --            --
  Selling general & administrative--USC................................        554,253       --            --
  Depreciation and amortization........................................         19,356       --            --
                                                                         -------------  ------------  ------------
    Total cost of revenues.............................................      3,554,016       --            --
                                                                         -------------  ------------  ------------
OTHER INCOME (EXPENSES)
  Interest and financing costs.........................................       (155,318)      --            --
  Interest income......................................................         54,535       --            --
  Loss on disposal of USC..............................................     (1,155,385)      --            --
                                                                         -------------  ------------  ------------
    Total other expense................................................     (1,256,168)

NET LOSS FROM CONTINUING OPERATIONS....................................     (2,621,071)

DISCONTINUED OPERATIONS
Income (loss) from operation of software business, net of income taxes
  of $0................................................................       (103,091)       87,331       142,614
                                                                         -------------  ------------  ------------
NET INCOME (LOSS)......................................................  $  (2,724,162) $     87,331  $    142,614
                                                                         -------------  ------------  ------------
                                                                         -------------  ------------  ------------
BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations..................................................  $       (0.37) $    --       $    --
Discontinued...........................................................          (0.01)         0.01          0.03
                                                                         -------------  ------------  ------------
Net earnings (loss)....................................................  $       (0.38) $       0.01  $       0.03
                                                                         -------------  ------------  ------------
                                                                         -------------  ------------  ------------
DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations..................................................  $       (0.37) $    --       $    --
Discontinued operations................................................          (0.01)         0.01          0.02
                                                                         -------------  ------------  ------------
Net earnings (loss)....................................................  $       (0.38) $       0.01  $       0.02
                                                                         -------------  ------------  ------------
                                                                         -------------  ------------  ------------
SHARES USED IN THE CALCULATION OF PER SHARE AMOUNTS:
Basic common shares....................................................      7,095,937     5,827,262     4,983,011
Dilutive impact of stock options and warrants..........................       --             827,703     1,868,137
                                                                         -------------  ------------  ------------
Diluted common shares..................................................      7,095,937     6,654,965     6,851,148
                                                                         -------------  ------------  ------------
                                                                         -------------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CANMAX INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  OPTION TO                      FOREIGN
                                                                   PURCHASE                     CURRENCY
                                       COMMON        COMMON         COMMON      ACCUMULATED    TRANSLATION
                                       SHARES     STOCK AMOUNT      STOCK         DEFICIT      ADJUSTMENT       TOTAL
                                     -----------  -------------  ------------  --------------  -----------  -------------
Balance at October 31, 1995........    4,935,269  $  18,163,634  $  4,861,659  $  (21,295,328)  $ (11,293)  $   1,718,672

Shares issued for cash on exercise
  of options.......................       77,600        208,940       --             --            --             208,940
Net income.........................      --            --             --              142,614      --             142,614
Translation adjustment.............      --            --             --             --             5,092           5,092
                                     -----------  -------------  ------------  --------------  -----------  -------------
Balance at October 31, 1996........    5,012,869     18,372,574     4,861,659     (21,152,714)     (6,201)      2,075,318
Shares issued to EDS...............    1,598,136      4,861,659    (4,861,659)       --            --            --
Warrants issued in settlement of
  registration obligation..........      --              56,500       --             --            --              56,500
Net income.........................      --            --             --               87,331      --              87,331
Translation adjustment.............      --            --             --             --               785             785
                                     -----------  -------------  ------------  --------------  -----------  -------------
Balance at October 31, 1997........    6,611,005     23,290,733            --     (21,065,383)     (5,416)      2,219,934
                                     -----------  -------------  ------------  --------------  -----------  -------------
Issuance of common stock and
  warrants in connection with
  acquisition of USC...............    1,500,000      2,647,398       --             --            --           2,647,398
Effect of USC rescission...........   (1,500,000)    (1,079,322)      --             --            --          (1,079,322)
Net loss...........................      --            --             --           (2,724,162)     --          (2,724,162)
                                     -----------  -------------  ------------  --------------  -----------  -------------
Balance at October 31, 1998........    6,611,005  $  24,858,809       --       $  (23,789,545)  $  (5,416)  $   1,063,848
                                     -----------  -------------  ------------  --------------  -----------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          CANMAX INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    YEAR ENDED OCTOBER 31,
                                                                            ---------------------------------------
                                                                                1998          1997         1996
                                                                            -------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss).........................................................  $  (2,724,162) $    87,331  $   142,614
Adjustments to reconcile net income (loss) to net cash provided (used) by continuing operating activities:
  Loss (income) from discontinued operations..............................        103,091      (87,331)    (142,614)
  Loss on disposal of USC.................................................      1,568,076      --           --
  Depreciation and amortization...........................................         19,356      --           --
  (Increase) decrease in:
    Trade accounts receivable.............................................       (292,086)     --           --
    Inventory.............................................................       (229,672)     --           --
    Prepaid expenses and other............................................        (29,002)     --           --
    Other assets..........................................................        (17,387)     --           --
  Increase (decrease) in:
    Trade accounts payable................................................        771,799      --           --
    Accrued liabilities...................................................        227,578      --           --
    Deferred revenue......................................................         46,033      --           --
                                                                            -------------  -----------  -----------
Net cash used by operating activities from continuing operations..........       (556,376)     --           --
                                                                            -------------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment........................................        (78,493)     --           --
Advances made under note receivable.......................................       (724,660)     --           --
                                                                            -------------  -----------  -----------
Net cash used in investing activities of continuing operations............       (803,153)     --           --
                                                                            -------------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debenture--shareholder..........................      1,500,000      --           --
                                                                            -------------  -----------  -----------
Net cash provided by financing activities of continuing operations........      1,500,000      --           --
                                                                            -------------  -----------  -----------
Cash provided by (used in) discontinued operations........................        (61,733)    (779,901)     431,408
                                                                            -------------  -----------  -----------
NET INCREASE (DECREASE) IN CASH...........................................         78,738     (779,901)     431,408
Cash at beginning of year.................................................        128,871      908,772      477,364
                                                                            -------------  -----------  -----------
Cash at end of year.......................................................  $     207,609  $   128,871  $   908,772
                                                                            -------------  -----------  -----------
                                                                            -------------  -----------  -----------
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of USC through issuance of 1,500,000 common shares and
  2,500,000 warrants for 1 common share each..............................  $   2,647,398  $   --       $   --
USC rescission............................................................  $  (1,079,322) $   --       $   --
Offset of note receivable against trade accounts payable..................  $     148,963  $   --       $   --

  The accompanying notes are an integral part of these consolidated financial statements.

                          CANMAX INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--ORGANIZATION AND NATURE OF BUSINESS

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

    During 1998 Canmax began competing in the telecommunications market through its wholly-owned subsidiary, Canmax Telecom, Inc. ("Telecom"). Telecom's operations include mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers. In connection with Canmax's entry into this new business, on January 30, 1998, Canmax acquired USCommunications Services, Inc. ("USC"). The acquisition was rescinded as of May 27, 1998. (See Note C) The accompanying statement of operations for the year ended October 31, 1998 includes the operations of USC from its acquisition date through May 27, 1998.

    In August 1998, the Company entered into an agreement with PT-1 Communications, Inc. ("PT-1"). The agreement provides for PT-1 to supply long distance telecom and debit services, for use in Canmax's marketing and distribution of domestic and international prepaid long distance calling cards. PT-1 is currently the sole source of these services to the Company.

    Canmax through its wholly owned subsidiary Canmax Retail Systems, Inc., ("CRSI") developed and provided enterprise wide technology solutions to the convenience store and retail petroleum industries, its "Software Business". Canmax offered fully integrated retail automation solutions, including "C-Serve," which included point of sale ("POS") systems, credit/debit network authorization systems, pump control systems, and other back office management systems, and "Vista," its headquarters-based management system. Canmax's products and services enabled retailers and operators to interact electronically with customers, capture data at the point of sale, manage site operations and logistics and communicate electronically with their sites, vendors and credit/debit networks. Canmax also provided (a) software development, customization and enhancements, (b) systems integration, installation and training services, and (c) 24 hour a day, 365 day per year help desk services. These additional services enabled Canmax to tailor the solutions to each customer's specifications and provide successful system implementation, installation, training and after sales support.

    On December 7, 1998, Canmax obtained shareholder approval for the sale of, and sold, the assets of its Software Business. The results of operations of the Software Business have been presented in the financial statements as discontinued operations. Results of operations in prior years have been restated to reclassify the Software Business as discontinued operations. The measurement date for the sale is December 7, 1998, the date the shareholders approved the transaction.

LIQUIDITY

    Upon consummation of the Software Business Sale on December 7, 1998, Canmax received its initial installment of $4,000,000 from ACS, approximately $1,100,000 of which has been used to repay amounts owed to Founders Equity Group, Inc. ("Founders") and $250,000 of which was used to pay transaction expenses. The Company plans to commit approximately $1.0 million for capital investments in the Telecommunications Business for fiscal 1999, and plans to internally fund additional infrastructure development through operations of the Telecommunications Business. The Company believes existing

                          CANMAX INC. AND SUBSIDIARIES

NOTE A--ORGANIZATION AND NATURE OF BUSINESS (CONTINUED) capital resources and cash from operations will be sufficient to meet the Company's capital and liquidity needs through fiscal 1999.

NOTE B--SUMMARY OF SIGNIFICANT POLICIES

PRINCIPLES OF CONSOLIDATION

    These consolidated financial statements include the accounts of Canmax and its wholly-owned subsidiaries, Canmax Retail Systems Inc. (Texas), Canmax Retail Systems Inc. (British Columbia) and Canmax Telecom, Inc. All significant intercompany transactions have been eliminated.

REVENUE RECOGNITION

    The following describes Canmax's revenue recognition policies by type of activity:

    DISCONTINUED OPERATIONS:

    Software Licenses and Products--Revenue was recognized when the software or products were delivered to the customer, collectibility was probable, and no significant vendor obligations remained after delivery.

    Software Development Contracts--Revenue was recognized as Canmax performed the services in accordance with the contract terms. Revenue from long-term contracts was recognized using the percentage-of-completion method. Progress to completion was measured based upon the relationship that total costs incurred to date bears to the total costs expected to be incurred on a specified project. Losses on fixed price contracts were recorded when estimable.

    Service Agreements--Revenue from maintenance and support agreements was generally recognized in one of the following ways:

    - Billed annually in advance and recognized ratably over the ensuing year.

    - Billed and recognized monthly based on a fixed fee per site.

    - Billed and recognized monthly at a minimum base fee plus a variable fee which was dependent on call volumes.

    CONTINUING OPERATIONS:

    Phone cards sold while Canmax owned USC--Revenue recognition originated from customer usage of prepaid calling cards. The Company sold cards to retailers and distributors at a fixed price. When the retailer or distributor was invoiced, deferred revenue was recognized. The Company recognized revenue, and reduced the deferred revenue account as the customer utilized calling time and upon expiration of cards containing unused calling time.

    Phone cards sold other than through USC--Revenue is recognized when the prepaid phone cards are invoiced and shipped. The Company performs no other services after the cards are shipped.

                          CANMAX INC. AND SUBSIDIARIES

NOTE B--SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)
INVENTORY

    Inventory is stated at the lower of cost (first in-first out) or market and is primarily comprised of activated and unactivated calling cards.

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

CAPITALIZED SOFTWARE COSTS

    Under provisions of the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs in connection with the discontinued operations were charged to expense when incurred until technological feasibility for the product had been established, at which time the costs were capitalized until the product was available for release. Canmax began amortizing capitalized software costs upon general release of the software products to customers. Canmax evaluated the net realizable value for each of its capitalized projects by comparing the estimated future gross revenues from a project less estimated future disposal costs to the amount of the unamortized capitalized cost. Costs were being amortized using the greater of 1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenue for that project or 2) the straight-line method over the remaining economic life of the related projects which is estimated to be a period of between four and five years. Amortization of capitalized software costs, all related to the discontinued operations, amounted to approximately $231,000, $231,000, and $226,000, in 1998, 1997, and 1996, respectively.

NET INCOME (LOSS) PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FASB 128), effective for both interim and annual periods ending after December 15, 1997. Statement 128 requires companies to report basic and diluted earnings per share. Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options and warrants (using the treasury stock method) to the extent they are dilutive.

INCOME TAXES

    The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                          CANMAX INC. AND SUBSIDIARIES

NOTE B--SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)
STATEMENT OF CASH FLOWS

    For purposes of the statements of cash flows, Canmax considers all cash and highly liquid short-term deposits to be cash equivalents. Total interest paid during 1998, 1997, and 1996 amounted approximately to $24,000, $46,000, and $50,000, respectively.

CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

    DISCONTINUED OPERATIONS:

    Canmax derived its sales primarily from customers in the retail petroleum market. Canmax performed periodic credit evaluations of its customers and generally did not require collateral. Billed receivables were generally due within 30 days. Credit losses have historically been insignificant.

    Canmax's revenues (See Note F) were concentrated in The Southland Corporation ("Southland"), which accounted for approximately 87%, 92% and 83% of Canmax's total discontinued revenue for fiscal years 1998, 1997 and 1996, respectively. Canmax's revenues derived from its relationship with Southland included products and services provided directly by Canmax to Southland and indirectly through NCR Corporation ("NCR") to Southland pursuant to NCR's contract with Southland. During those same periods, Electronic Data Systems ("EDS") accounted for 0%, 2% and 7%, respectively, of Canmax's revenues for such fiscal years. No other customer accounted for over 10% of Canmax's total revenues. On April 29, 1997, Canmax and EDS agreed to terminate substantially all of their business arrangements.

    At October 31, 1998 and 1997, Southland accounted for 87% and 95%, respectively of total discontinued accounts receivable (See Note F). Because a significant portion of Canmax's revenues were derived from its relationship with Southland, the timing of payments received from Southland affected the percentage of current assets of Canmax classified as either cash (or cash equivalents) or accounts receivable.

    CONTINUING OPERATIONS:

    One customer accounted for approximately 25% of revenues during 1998, and approximately 77% of the trade accounts receivable balance at October 31, 1998. The Company does not generally require collateral. Canmax has a note receivable from its prior subsidiary, USC, totaling $575,696. The note is secured by a lien on all of USC's assets and bears interest at 12% with principal due on maturity, June 15, 2001. Management provides an allowance for doubtful accounts, which reflects its estimate of the uncollectible receivables. In the event of non-performance the maximum exposure to the Company is the recorded amount of the receivable at the balance sheet date.

ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                          CANMAX INC. AND SUBSIDIARIES

NOTE B--SUMMARY OF SIGNIFICANT POLICIES (CONTINUED)
FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount for cash and cash equivalents, notes receivable, and long-term debt is not materially different than fair market value because of the short maturity of the instruments and/or their respective interest rate amounts.

STOCK-BASED COMPENSATION

    Canmax accounts for its stock-based compensation in accordance with provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees."

CURRENT AND PENDING ACCOUNTING CHANGES

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new guidance for the reporting and display of comprehensive income and its components. SFAS No. 130 requires that the Company's foreign currency translation adjustment be included in other comprehensive income. Canmax is not required to adopt these Statements until November 1, 1998, and does not expect the adoption of these standards to result in material changes to previously reported amounts.

    In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments from current Standards and will be adopted November 1, 1998. As Canmax will be operating in one segment after the disposition of its software business, Canmax does not currently expect this standard to impact disclosures.

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

    In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which will be effective for all transactions entered into by Canmax subsequent to October 31, 1999. Canmax is currently evaluating the impact the SOP 98-1 will have on software developed or obtained for internal use subsequent to October 31, 1999.

    In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which will be effective for all transactions entered into by Canmax subsequent to October 31, 1999. Canmax does not currently expect this standard to impact disclosures.

    In June 1998, the Financial Accounting Standards Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new Standard is effective for all

                          CANMAX INC. AND SUBSIDIARIES

NOTE B--SUMMARY OF SIGNIFICANT POLICIES (CONTINUED) fiscal quarters of all fiscal years beginning after June 15, 1999. Canmax does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.

NOTE C--ACQUISITIONS AND REVERSALS

USC ACQUISITION AND REVERSAL

    On January 30, 1998, Canmax acquired USC in a transaction recorded under the purchase method. The total purchase price of the acquisition was $2,647,398. The purchase price consisted of the issuance of 1,500,000 common shares and warrants to acquire 2,500,000 common shares. The Canmax shares were valued at the trading price at the acquisition date with the warrants being valued using the Black-Scholes pricing model. The following assumptions were used in the Black-Scholes model at both the acquisition and disposition dates; dividend yield of 0%, expected volalility of 112%, risk free interest rate of 6% over a 3 year period and a expected life of 3 years. In May of 1998, Canmax and principals of USC agreed to rescind the USC acquisition and that the economic benefits and burdens of any revenues received or expenses incurred following May 27, 1998 would accrue to USC. On June 15, 1998, the Company and USC executed definitive documents to reflect the rescission of the acquisition of USC. Canmax recovered 1,500,000 common shares, and canceled the warrants to acquire 2,500,000 common shares as a result of this reversal. Cash payments made on behalf of USC are expected to be recovered through a note receivable in the original principal amount of $724,660. Canmax has collected approximately $175,000 on the note since the rescission. These collections have taken the form of offsets against amounts owed by Canmax to USC for prepaid long distance calling cards issued by Canmax which were run across USC's telephone calling card platform. PT-1 Communications, Inc. ("PT-1") now provides the calling card platform for Canmax's prepaid phone card customers and therefore Canmax does not expect to continue to accrue amounts to offset against payments otherwise owed by USC. The offset arrangement was not provided for at the time of the rescission (or in the note) and the arrangement has been agreed to on a month-to-month basis by Canmax and USC. In addition $23,446 in cash payments have been collected on the note through the date of this report. The Company has no reason to believe at this time that the USC note will not be collected. The two board members who were elected as part of the acquisition agreement have resigned.

    Canmax recognized a loss on the disposition of $1,155,385. The loss on disposal is calculated as the difference between the fair value of common stock and warrants returned by USC and the net investment in USC, recognized by Canmax through its disposition date.

ACQUISITION OF TALK TIME INC.

    On June 16, 1998, Canmax acquired the assets of Talk Time, a wholesale distributor of prepaid calling cards to convenience stores in the Rocky Mountain and Oklahoma Regions. The asset purchase agreement provided for the acquisition of certain assets and the assumption of obligations with a cash purchase price approximating $54,000. In addition, the owner of Talk Time received warrants to purchase 50,000 shares of the Company's common stock at $1 per share. The value of these warrants using the Black-Scholes method approximates the fair value assigned by management to the net assets acquired of $3,000. The following assumptions were used in the Black-Scholes model; dividend yield of 0%, expected volatility of 112%, risk free interest rate of 6% and an expected life of 2 years.

                          CANMAX INC. AND SUBSIDIARIES

NOTE D--NASDAQ DELISTING

    On August 25, 1997, the U.S. Securities and Exchange Commission, The National Association of Securities Dealers, Inc. and the NASDAQ Stock Market approved increases in the listing and maintenance standards governing the NASDAQ SmallCap Market. On June 8, 1998 Canmax was delisted from the NASDAQ SmallCap Market for failing to meet such new requirements, and is now traded on the OTC Bulletin Board. The delisting of Canmax Common Stock may adversely affect the liquidity of the Canmax Common Stock, the operations of Canmax and the ability of Canmax to raise capital in the future.

NOTE E--ADVANCES FROM SHAREHOLDERS AND CONVERTIBLE DEBENTURES

ADVANCES FROM SHAREHOLDERS

    On October 30, 1997, a shareholder, Founders Equity Group, Inc. ("Founders"), advanced Canmax $100,000. The advance was unsecured and had an interest rate of 12%. On November 6, 1997, Canmax repaid principal and interest of $100,230, which fully satisfied Canmax's obligation.

CONVERTIBLE DEBENTURES TO SHAREHOLDERS

    On December 15, 1997, Canmax executed a convertible loan agreement (the "Original Agreement") with a shareholder, Founders which provided financing of up to $500,000. Funds obtained under the loan agreement are collateralized by all assets of Canmax and bear interest at 10%. Required payments are for interest only and are due monthly beginning February 1, 1998. Borrowings under the loan agreement originally matured January 1, 1999, unless otherwise redeemed or converted. Under the terms of the loan agreement, Founders may exercise its right at any time to convert all, or in multiples of $25,000, any part of the borrowed funds into Canmax Common Stock at a conversion price of $1.25 per share. The conversion price is subject to adjustment for certain events and transactions as specified in the loan agreements. Additionally, the outstanding principal amount is redeemable at the option of Canmax at 110% of par.

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

    As of March 31, 1998, Founders (and certain of its affiliates) entered into the First Restated Loan Agreement (the "Loan Agreement") which consolidated all rights and obligations of Canmax to Founders under the Original Agreement and the Loan Commitment. Amounts advanced under the Loan Agreement bear interest at the rate of 12% per annum, are secured by a lien on all other Company's assets and are convertible into shares of Canmax Common Stock, at the option of Founders, at $0.80 per share. On August 25, 1998, Founders agreed to release its lien on all of Canmax's assets upon the consummation of the sale of the Software Business (See Note M). As consideration for the release, Canmax agreed, upon the consummation of the sale, to repay $1.0 million of the $1.5 million currently outstanding under the Loan Agreement, and to allow Founders to convert, at the Company's option, the remaining $0.5 million plus accrued but unpaid interest outstanding under the Loan Agreement into shares of Canmax Common Stock at a conversion price of $.50 per share.

    On February 5, 1998, Founders and Canmax entered into a financial consulting agreement pursuant to which Founders agreed to provide financial advisory and consulting services to the Company, and Canmax

                          CANMAX INC. AND SUBSIDIARIES

NOTE E--ADVANCES FROM SHAREHOLDERS AND CONVERTIBLE DEBENTURES (CONTINUED) agreed to pay to Founders a fee equal to 3% of the value of the consideration received in any sale or merger of any division or subsidiary of the Company. As a result of this agreement, Founders will receive $120,000 of the initial proceeds of the sale of the Software Business. Founders' agreed to forego any further payments that may be attributable to Canmax's receipt of deferred payments in connection with the sale.

    Interest expense in connection with Founders debt was $103,352 for the year ended October 31, 1998.

    At October 31, 1998, shareholder advances from Founders totaled $1,500,000. See also Note M.

NOTE F--DISCONTINUED OPERATIONS

    On December 7, 1998, the Company obtained shareholder approval to sell the assets of the Software Business to Affiliated Computer Services, Inc. a Delaware corporation ("ACS"). The Asset Purchase Agreement dated as of September 3, 1998 provides for the sale of the computer equipment, purchased software, and internally developed software for $4,000,000 in cash and additional deferred payments (See note M).

    The estimated gain on disposal of the assets of the Software Business is $2,400,000. The gain will be recognized as of the disposal date.

    Summarized operating results of discontinued Software Business operations are as follows:

                                                       1998          1997           1996
                                                   ------------  -------------  -------------
Revenues.........................................  $  9,380,064  $  12,736,223  $  12,263,860
Costs and expenses...............................     9,483,155     12,648,892     12,121,246
                                                   ------------  -------------  -------------
Net income (loss)................................  $   (103,091) $      87,331  $     142,614
                                                   ------------  -------------  -------------
                                                   ------------  -------------  -------------

                          CANMAX INC. AND SUBSIDIARIES

    At October 31, 1998, assets and liabilities of the discontinued Software Businesses operations are as follows:

                                                                                            1998          1997
                                                                                        ------------  ------------
Current assets:
  Cash................................................................................  $    --       $    --
  Accounts receivable.................................................................     2,135,862     2,751,264
  Inventories.........................................................................        33,990        46,615
  Prepaid expenses....................................................................       135,650       175,494
                                                                                        ------------  ------------
                                                                                        $  2,305,502  $  2,973,373
                                                                                        ------------  ------------

Furniture and fixtures................................................................  $    699,552  $    929,060
Computer equipment....................................................................       910,442     1,464,809
Computer software.....................................................................       354,868       465,321
Leasehold improvements................................................................       --             87,635
Equipment held under capital lease obligations........................................       370,235       239,207
Leasehold improvements under leasehold obligations....................................       536,880       508,892
                                                                                        ------------  ------------
                                                                                           2,871,977     3,694,924

Less accumulated depreciation and amortization........................................    (2,347,128)   (2,732,749)
                                                                                        ------------  ------------
                                                                                        $    524,849  $    962,175
                                                                                        ------------  ------------
Noncurrent assets:
Capitalized software costs, net of accumulated amortization of $1,070,686 in 1998 and
  $839,271 in 1997....................................................................  $    993,180  $    494,786
Intellectual property rights, net of accumulated amortization of $656,284 in 1998 and
  $639,617 in 1997....................................................................       --             30,556
Other assets..........................................................................        56,461       117,717
                                                                                        ------------  ------------
                                                                                        $  1,049,641  $    643,059
                                                                                        ------------  ------------
Current liabilities:
  Trade accounts payable..............................................................  $  1,032,300  $    878,241
  Accrued liabilities.................................................................       297,113       867,233
  Deferred revenue....................................................................       210,342       269,404
  Current portion of lease obligations................................................       108,641       159,364
  Current portion of long-term debt...................................................        35,195        35,195
  Advances from shareholders..........................................................       --            100,000
                                                                                        ------------  ------------
                                                                                        $  1,683,591  $  2,309,437
                                                                                        ------------  ------------
Long-term obligations, net of current maturities:
  Lease obligations...................................................................  $    130,676  $    127,051
  Long-term debt......................................................................        16,017        51,056
                                                                                        ------------  ------------
                                                                                        $    146,693  $    178,107
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                          CANMAX INC. AND SUBSIDIARIES

SOUTHLAND AGREEMENTS

    In December, 1993, Canmax signed a five year agreement with Southland to provide software licenses, development services, and provide hardware and help desk services (the "Master Agreement"). Southland chose Canmax's proprietary convenience store automation software, C-Serve, as the basis for its automation of store functions and operations at its corporate and franchise operated 7-Eleven convenience stores in the United States. Software licensing, product and service revenue under this agreement during the fiscal years ended October 31, 1998, 1997 and 1996 totaled approximately $3,160,000, $2,051,000 and
$2,581,000, respectively, while development revenues recorded under the Master Agreement during these same periods totaled approximately $859,000, $799,000 and $1,564,000, respectively. This agreement expired on December 7, 1998.

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

    Total revenue recognized from Southland pursuant to all agreements totaled approximately $8,197,000 during the year ended October 31, 1998.

    During fiscal 1996, Canmax reached an agreement with NCR to develop for Southland a next generation Windows NT based version of the Canmax C-Serve convenience store software for $9.5 million. NCR was chosen by Southland to provide project management and other professional services for the project. Modifications to project requirements increased total project revenues from $9.5 million to $11.5 million. Since this project was completed in 1997, no development revenues under such agreement were recognized by Canmax in fiscal 1998, as compared to $7,560,000 and $3,920,000 in fiscal years 1997 and 1996, respectively.

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

    A summary of transactions with EDS for the last three fiscal years is set forth below:

                                                                            OPTION TO
                                                               TOTAL        PURCHASE
                                                             AMOUNT OF       COMMON         COMMON      REVENUE
YEAR/TRANSACTION DESCRIPTION                                TRANSACTION       STOCK         STOCK      (EXPENSE)
----------------------------------------------------------  ------------  -------------  ------------  ----------
1996
  Other services purchased from EDS.......................  $     84,327  $    --        $    --       $  (84,327)
  Development revenue.....................................       143,415       --             --          143,415
  product & services revenue..............................       690,751       --             --          690,751
1997
  Exercise of EDS options.................................     4,861,659     (4,861,659)    4,861,659      --
1998                                                             --            --             --           --

NOTE G--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at October 31:

                                                                                1998       1997
                                                                             ----------  ---------
Furniture and fixtures.....................................................  $   72,282  $  --
Computer equipment.........................................................       5,199     --
Computer software..........................................................       1,010     --
                                                                             ----------        ---
                                                                                 78,491     --
Less accumulated depreciation and amortization.............................     (19,356)    --
                                                                             ----------        ---
                                                                             $   59,135  $  --
                                                                             ----------        ---
                                                                             ----------        ---

    Depreciation and amortization expense from continuing operations amounted to $19,356, $0 and $0 in 1998, 1997, and 1996, respectively.

                          CANMAX INC. AND SUBSIDIARIES

NOTE H--SHAREHOLDERS' EQUITY

WARRANT ISSUANCES

    FOUNDERS EQUITY GROUP, INC.

    On May 9, 1997, Founders Equity Group, Inc. exercised its right to demand that Canmax file a registration statement with regard to all its shares (863,364) of Canmax Common Stock. Such shares were acquired from EDS on April 29, 1997 (see Note F-EDS Agreements and Transaction). Under applicable securities laws, Canmax was unable to file such registration statement until after the filing of the registration statement relating to the resale of shares of Canmax Common Stock in the proposed Merger of Canmax and Auto-Gas Systems, Inc. Pursuant to the terms of the registration rights agreement with Founders Equity Group, Inc., Canmax was to have filed a registration statement on or about July 23, 1997 or incur a registration penalty of 50,000 shares per month. Founders Equity Group, Inc. agreed to extend the registration obligation until August 26, 1997 in exchange for its receipt of a warrant to purchase 50,000 shares of Canmax Common Stock at an exercise price of $2.00 per share. Such warrants are exerciseable and expire on August 1, 2000. The registration obligation was satisfied by the filing of a registration statement on Form S-3 on August 13, 1997.

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

    PERFORMANCE WARRANTS

    In September 1997, Canmax executed employment agreements with certain executives which provided for the issuance of warrants ("Performance Warrants") to each executive as additional compensation. These agreements were effective July 1, 1997. The aggregate number of shares to be issued upon exercise of such Performance Warrants is 475,000. Each Performance Warrant expires 10 years from the date of issuance, and is exercisable at a price of $2.25 per share, the closing price of the Canmax Common Stock on July 17, 1997, the date that the compensation committee approved the issuance of such warrants. The Performance Warrants vest 50% upon the "Trigger Date" and 50% on the one-year anniversary of the Trigger Date. As used in each employment agreement, the Trigger Date means the date of the earlier of the following events: (i) the earnings per share of Canmax (after tax) equals or exceeds $0.30 per share during any fiscal year (ii) the closing price of the Canmax Common Stock equals or exceeds $8.00 per share for sixty-five consecutive trading days. The Performance Warrants also vest 100% upon a Change of Control.

    The employment agreements define a "Change of Control" as existing upon any of the following: (i) any person or entity is or becomes the beneficial owner of more than thirty percent (30%) of the combined voting power of the outstanding securities of CRSI or Canmax; (ii) at any time during the twenty-four month period following a merger, tender offer, consolidation, sale of assets or contested election, or any combination of such transactions, at least a majority of the Board of Directors of CRSI or Canmax shall cease to be "continuing directors" (meaning a director of CRSI or Canmax prior to such transaction or who subsequently became directors and whose election or nomination for election by the stockholders of CRSI or Canmax, was approved by a vote of at least two-thirds of the

                          CANMAX INC. AND SUBSIDIARIES

NOTE H--SHAREHOLDERS' EQUITY (CONTINUED) directors then still in office prior to such transaction); or (iii) the stockholders approve an agreement of sale or disposition by CRSI or Canmax of all or substantially all of the assets of CRSI or Canmax.

    In accordance with APB No. 25, and its related interpretations, Canmax has recorded no compensation expense.

    Effective on January 30, 1998, 475,000 of the Performance Warrants vested concurrent with the issuance of common stock in connection with the acquisition of USC. During fiscal 1998, 100,000 of these warrants were cancelled. The exercise price of $2.25 was in excess of the trading price at the vesting date, and accordingly no compensation pursuant to APB No. 25 has been recorded by Canmax during 1998. The fair value of these warrants has been calculated pursuant to SFAS 123 "Accounting for Stock Based Compensation". The fair value of the warrants using the Black-Scholes pricing model was $650,011 with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Canmax common stock of .99; and an expected life of the Performance Warrants of 5 years. See pro forma and other disclosures further.

    Effective July 20, 1998, the Performance warrants were repriced to 0.53 per share, the closing price of the Canmax Common Stock on that date. The repricing was made because management believes that the higher priced options were no longer a motivating factor. The options repriced are reflected in the cancellation and grant activity for 1998.

    Effective July 20, 1998, additional performance warrants were issued to certain executives ("1998 Performance Warrants"). Each 1998 Performance Warrant expires 10 years after the date of issuance and is exercisable at a price of $0.53 per share, the closing price of the Canmax Stock on July 20, 1998. The 1998 Performance Warrants vest upon achieving either $50 million in revenue in any period of twelve consecutive months with positive earnings during such months, or upon a change of control of Canmax. In accordance with APB No. 25, and its related interpretations, Canmax has recorded no compensation expense to date. Compensation expense may be recognized when it becomes probable that an event which will trigger vesting will occur.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation", and has been determined as if Canmax had accounted for the Performance Warrants under the fair value method of that statement. The fair value of the 1998 Performance Warrants was estimated to be approximately $205,000 at the date of grant using a Black-Scholes pricing model with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date of 5.4%; dividend yields of 0%; volatility factors of the expected market price of the Canmax common stock of 1.01; and an expected life of the Performance Warrants of 5 years.

    The weighted-average fair value of warrants granted during the year is $1.08 and the weighted-average remaining contracted life of warrants outstanding at October 31, 1998 is 9.2 years.

STOCK OPTIONS

    In 1990, Canmax adopted a stock option plan (the "Stock Option Plan"). The Stock Option Plan authorizes the Board of Directors to grant up to 1,200,000 options to purchase common shares of Canmax. No options will be granted to any individual director or employee which will, when exercised, exceed 5% of

                          CANMAX INC. AND SUBSIDIARIES

NOTE H--SHAREHOLDERS' EQUITY (CONTINUED) the issued and outstanding shares of Canmax. The term of any option granted under the Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of granting. All options granted under the Stock Option Plan have up to 10 year terms and have vesting periods which range from 0 to 3 years from the grant date. The exercise price of any options granted under the Stock Option Plan is the fair market value at the date of grant. As of October 31, 1997, the Board had granted certain options under the Stock Option Plan in excess of shares authorized under the plan. On February 26, 1998, the Board of Directors increased the number of shares issuable under Canmax's stock option plan (the "Stock Option Plan") from 1.2 million shares to 2.3 million shares. Activity under the Stock Option Plan for the three years ended October 31, 1998 was as follows:

                                                                                       NUMBER OF    OPTION PRICE
                                                                                         SHARES      PER SHARE
                                                                                       ----------  --------------
Options outstanding at October 31, 1995..............................................     490,550  $ 2.50 - $5.00
  Options granted....................................................................     729,600     1.88 - 4.19
  Options exercised..................................................................     (77,600)    1.90 - 2.88
  Options canceled...................................................................     (91,500)    2.25 - 6.25
                                                                                       ----------  --------------
Options outstanding at October 31, 1996..............................................   1,051,050     1.88 - 5.00
  Options granted....................................................................     266,000     1.50 - 2.50
  Options canceled...................................................................    (299,350)    1.88 - 5.00
                                                                                       ----------  --------------
Options outstanding at October 31, 1997..............................................   1,017,700     1.50 - 5.00
  Options granted....................................................................     199,050     0.38 - 1.41
  Options exercised..................................................................      --            --
  Options canceled...................................................................    (122,600)    1.41 - 5.00
                                                                                       ----------  --------------
Options outstanding at October 31, 1998..............................................   1,094,150     0.38 - 5.00
                                                                                       ----------  --------------
                                                                                       ----------  --------------

    Effective December 29, 1995, employee options to purchase 87,100 shares of Canmax's Common stock were repriced to the then current market price. The options repriced are reflected in the cancellation and grant activity for 1996. Effective December 11, 1998, employee options to purchase 1,094,150 shares were repriced to $.40 per share, the closing price of Canmax stock on that date. The repricing was made because the Board of Directors believed that the higher priced options were no longer a motivating factor for key employees and officers.

                          CANMAX INC. AND SUBSIDIARIES

NOTE H--SHAREHOLDERS' EQUITY (CONTINUED)
    A summary of Canmax's stock option activity and related information for the years ended October 31, 1998, 1997 and 1996 are as follows:

                                                      1998                     1997                     1996
                                             -----------------------  -----------------------  -----------------------
                                                         WEIGHTED -               WEIGHTED -               WEIGHTED -
                                                           AVERAGE                  AVERAGE                  AVERAGE
                                             NUMBER OF    EXERCISE    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                               SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                             ----------  -----------  ----------  -----------  ----------  -----------
Outstanding--Beginning of year.............   1,017,700   $    2.23    1,051,050   $    3.04      490,550   $    4.10
Granted....................................     199,050        0.94      266,000        1.91      729,600        2.19
Exercised..................................      --          --           --          --          (77,600)       2.69
Canceled...................................    (122,600)       2.17     (299,350)       4.35      (91,500)       4.86
                                             ----------               ----------               ----------
Outstanding-End of year....................   1,094,150        1.95    1,017,700   $    2.23    1,051,050        3.04
                                             ----------               ----------               ----------
                                             ----------               ----------               ----------
Exercisable at end of year.................     732,850        2.20      691,535   $    2.29      623,300        3.67
Weighted-average fair value of options
  granted during the year..................               $    0.49                $    1.33                $    2.18

    The weighted-average remaining contractual life of options outstanding at October 31, 1998, 1997 and 1996 is 4.37 years, 4.37 years and 5.37 years, respectively.

    At October 31, 1998, there are 1,969,150 shares issuable upon the exercise or conversion of outstanding warrants and options.

    Under APB 25, because the exercise price of Canmax's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if Canmax had accounted for its employee stock options under the fair value method of that statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date, which ranged from 5.4% to 6% in 1998, 5.8% to 6.2% in 1997 and 5.2% to 5.6% in 1996; dividend yields of 0% in 1998, 0% in 1997 and 1996; volatility factors of the expected market price of Canmax common stock of between .94 and
1.0 in 1998; between .89 and .95 in 1997 and between 0.8 and 0.9 in 1996; and an expected life of the option of between 2 and 6 years in 1998, 1.6 and 6 years in 1997 and between 2 and 7 years in 1996.

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

    For purposes of pro forma disclosure, the estimated fair value of the options and warrants is amortized to expense over the vesting period of the related option or warrant. The effects of applying SFAS No. 123 in computing the pro forma disclosures presented below are not indicative of future amounts as only options and warrants granted subsequent to October 31, 1995 have been included in the

                          CANMAX INC. AND SUBSIDIARIES

NOTE H--SHAREHOLDERS' EQUITY (CONTINUED) pro forma computations. Canmax's pro forma information for the years ended October 31, 1998, 1997 and 1996 is as follows:

                                                                               1998          1997         1996
                                                                           -------------  -----------  -----------
Net income (loss) as reported............................................  $  (2,724,162) $    87,331  $   142,614
SFAS No. 123 Pro forma adjustments:
  Stock options..........................................................       (261,726)    (465,476)    (585,718)
  Founders Equity Group, Inc. warrants...................................       --            --           --
  Performance warrants...................................................  $    (650,011)     --           --
                                                                           -------------  -----------  -----------
Pro forma net loss.......................................................  $  (3,635,899) $  (378,145) $  (443,104)
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------
Pro forma loss per share.................................................  $       (0.51) $     (0.06) $     (0.06)
                                                                           -------------  -----------  -----------
                                                                           -------------  -----------  -----------

STOCK OPTION PLAN

    As of October 31, 1998, 1,121,990 shares of Canmax Common Stock have been issued under the Stock Option Plan, 1,094,150 shares remain subject to outstanding options under the Stock Option Plan, and 83,860 shares were available for future grants under the Stock Option Plan.

NOTE I--INCOME TAXES

    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes. There are no significant deferred tax liabilities and assets related to the continuing operations as of October 31, 1998 other than the net operating loss benefit of approximately $7,360,000 which had a full valuation allowance recorded against it. Significant deferred tax assets related to discontinued operations at October 31, 1997 were composed of property and equipment, and net operating losses, all of which were offset by a valuation allowance. The valuation allowance increased $415,000 during the year ended October 31, 1998.

    The reconciliation of income tax provision at the statutory United States federal income tax rates to income tax provision is:

                                                                                  1998         1997        1996
                                                                               -----------  ----------  ----------
Income tax provision (benefit) at statutory rate.............................  $  (923,263) $   29,693  $   48,489
Benefit of net operating loss not recognized.................................      390,118      --          --
Difference related to USC rescission.........................................      533,145      --          --
Other........................................................................      --          (29,693)    (48,489)
                                                                               -----------  ----------  ----------
                                                                               $   --       $   --      $   --
                                                                               -----------  ----------  ----------
                                                                               -----------  ----------  ----------

    At October 31, 1998, Canmax has net operating loss carryforwards for federal income tax purposes of approximately $21,650,000 which expire in 2006 through 2013. Utilization of net operating losses may be subject to annual limitations due to the ownership change limitation provided by the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses before utilization.

                          CANMAX INC. AND SUBSIDIARIES

NOTE I--INCOME TAXES (CONTINUED)
At October 31, 1998, the net operating losses carryforwards of Canmax and its subsidiaries were not subject to any material annual limitation.

NOTE J--COMMITMENTS

    The lease on Canmax's office space expired August 31, 1998 and is month to month. The space is used for executive, administrative, sales, engineering personnel, help desk and related services, as well as for inventory storage and demonstration purposes. Canmax has entered into a new five-year lease commencing on March 1, 1999, at $10,250 per month. Future minimum lease payments under this lease for the years ended October 31, 1999 through 2003 and thereafter are as follows: $82,000, $123,000, $123,000, $123,000 and $164,000.

    Neither Canmax nor any of its subsidiaries are party to any material legal proceedings.

NOTE K--BENEFIT PLAN

    Effective January 1, 1994, Canmax implemented an Internal Revenue Code
Section 401(k) Profit Sharing Plan for all employees of the Company. The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k). Canmax may match employee contributions to a discretionary percentage of the employees contribution. Canmax's matching funds are determined at the discretion of the Board of Directors and are subject to a seven year vesting schedule from the date of original employment. Canmax made no matching contributions during the years ended October 31, 1998, 1997 and 1996.

NOTE L--YEAR 2000

    Canmax has completed an assessment of the impact of Year 2000 issues on its internal systems and determined that the cost for any modifications or replacements will be immaterial and not exceed $50,000. Canmax has initiated communications with all of its significant suppliers and customers to determine the extent to which Canmax's internal systems and developed software products are vulnerable to those third parties failure. In connection with the sale of the Software Business, Canmax and ACS conducted a Year 2000 compliance audit of software and systems developed by Canmax. Such audit did not reveal any material items of noncompliance, and Canmax does not expect to incur any material expenses to cause its developed software and systems to become Year 2000 compliant.

NOTE M--SUBSEQUENT EVENTS

DISPOSITION OF SOFTWARE BUSINESS

    On December 7, 1998, Canmax Inc. sold substantially all of the assets of CRSI. Pursuant to the terms of the Purchase Agreement, ACS purchased the assets and paid to CRSI $4,000,000 at closing and assumed certain liabilities arising from the Software Business. Canmax is entitled to receive additional deferred payments of up to an additional $3,625,000 calculated as described below.

    In addition, on or before January 21, 1999, ACS and Canmax are to calculate the net working capital (generally current assets other than cash minus current liabilities) as of the closing date, and the Company is entitled to receive from (or required to pay to) ACS an amount equal to the positive (negative) difference between the net working capital as of the closing minus $530,019.

                          CANMAX INC. AND SUBSIDIARIES

NOTE M--SUBSEQUENT EVENTS (CONTINUED)
    The deferred payments will be calculated at the end of each calendar quarter during the twelve month period commencing on January 1, 1999. Each deferred payment is calculated based upon the cumulative level of revenue attributable to the Software Business from January 1, 1999 through the end of each three month period through December 31, 1999, and equals (a) the sum of (i) 75% of all such revenues greater than $4 million and less than or equal to $7 million plus (ii) 13.75% of all such revenues greater than $7 million or less than or equal to $17 million, minus (b) the sum of any deferred payments previously made by ACS. If CRSI disputes any calculation of the amount of any deferred payment and such dispute cannot be resolved among the parties, then the independent public accountants for each party are to mutually designate a third independent public accountant to resolve such dispute and the determination of such designated party will be conclusive and binding on all parties.

CONVERTIBLE LOAN AGREEMENTS

    On December 11, 1998, the Company and Founders, on its own behalf and as agent for various lenders ("Founders"), executed Amendment No. 1 to the Restated Convertible Loan Agreement dated March 31, 1998, as amended by the Letter Agreement dated August 25, 1998 (as amended, the "Loan Agreement"). As a result of the Amendment, Canmax agreed to defer the Founders' conversion of the remaining indebtedness outstanding under the Loan Agreement in exchange for (a) Founders' waiver of any registration obligations under the Registration Rights Agreement dated May 1, 1997 or under the Loan Agreement, until February 1, 1999 or Canmax's earlier delivery of a Conversion Notice, (b) the adjustment of the conversion price for the remaining convertible indebtedness outstanding under the Loan Agreement ($500,000) from $.50 per share to the greater of $.50 per share of 75% of the average closing price of the Canmax common stock over the ten trading days preceding the delivery of a conversion notice, and (c) Founders' agreement to convert the remaining outstanding principal amount under the Loan Agreement ($500,000) upon written notice from the Company at the adjusted conversion price described above. Further, the amendment to the Loan Agreement reduced the interest rate payable on the outstanding principal amount on the Loan Agreement from 12% to 9% per annum. The amendment also terminated any additional funding obligations or Founders under the Loan Agreement. (See note E)