Form 10-K/A
period 1998-10-31
CANMAX INC /WY/
filed 1999-02-05
CIK 913659

===============================================================================
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC. 20549

                   ----------------------------------------------
                                 Amendment No. 1 to
                             Annual Report on Form 10-K
                                   on Form 10-K/A
                   ----------------------------------------------

         MARK ONE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            [X]   SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                  OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                               Title of each class
                             ----------------------
                        Common Stock, without par value

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements the past 90 days.       Yes    X    No
                                                     -------   -------

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amount to this Form 10-K or any amount to this Form 10-K. [ ]

     As of January 26, 1999, 6,611,005 shares of Common Stock were outstanding. The aggregate market value of the 4,546,543 shares of Common Stock held by non-affiliates of Canmax Inc. as of such date was approximately $1,369,663 using the beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude stock that may be beneficially owned by directors, executive officers or ten percent stockholders, some of whom might not be held to be affiliates upon judicial determination.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Annual Report incorporates by reference information contained in the Proxy Statement for the Annual Meeting of Stockholders of Canmax Inc. to be filed with the Securities and Exchange Commission on or before March 1, 1999.

EXPLANATORY NOTE

     This Form 10-K/A amends Exhibit 23.2 of the Annual Report on Form 10-K for the year ended October 31, 1998 to correct a typographical error in the date of the financial statements covered by the accountant's consent set forth therein. Exhibit 23.2 of the Form 10-K is being refiled with the Commission by this Form 10-K/A.

===============================================================================

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (3)  EXHIBITS

     The following is a list of all exhibits filed with this Form 10-K, including those incorporated by reference.

EXHIBIT
  NO.       DESCRIPTION OF EXHIBIT
 2.1        Agreement and Plan of Merger dated as of January 30, 1998, among
            Canmax Inc., CNMX MergerSub, Inc. and USCommunications Services,
            Inc. (filed as Exhibit 2.1 to Form 8-K dated January 30, 1998 (the
            "USC 8-K"), and incorporated herein by reference)

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

10.19*** Debit Telecommunications Services Agreement dated August 4, 1998 between PT-1 Communications, Inc., Canmax Telecom, Inc. and
            Canmax Inc.

10.20*      Commercial Lease Agreement between Jackson - Shaw/Jetstar
            Tri-star Limited Partnership and Canmax.

11.1*       Statement re: Computation of earnings per share

21.1*       Subsidiaries of the Registrant

23.1*       Consent of Independent Auditors (King Griffin & Adamson, P.C.)

23.2****    Consent of Ernst & Young, LLP

27.1*       Financial Data Schedule

27.2*       Restated Financial Data Schedule

*    Previously filed.

** Portions of this Exhibit were omitted and have been filed separately with the Secretary of the Commission pursuant to Canmax's Application requesting confidential treatment under Rule 406 under the Securities Act of 1933, as amended.

*** Previously filed; however portions of this Exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to Canmax's Application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**** Filed herewith.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.

                                       Canmax Inc.
Date:  February 5, 1999

                                       By: /s/ Debra L. Burgess
                                          -------------------------------------
                                          Debra L. Burgess
                                          Executive Vice President and
                                          Chief Financial Officer