Form 10-Q
period 1999-01-01
ARDIS TELECOM & TECHNOLOGIES INC
filed 1999-03-17
CIK 913659

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended January 31, 1999
                                                     -------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to _______________

Commission file number 0-22636
                       -------

                       ARDIS Telecom & Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    75-2801677
--------------------------------------       -----------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)
     8100 Jetstar Drive, Suite 100
          Irving, Texas                                    75063
 ----------------------------------------       --------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (972) 929-1920
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                   Canmax Inc.
                            150 W. Carpenter Freeway
                               Irving, Texas 75039
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

As of March 14, 1999, 6,861,005 shares of common stock, $.001 par value per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

                           CONSOLIDATED BALANCE SHEETS

                                                                              January 31,     OCTOBER 31,
                                                                                 1999            1998
                                                                              -----------     -----------
                                                                              (Unaudited)
                                     ASSETS
CURRENT ASSETS

  Cash.................................................................... $    2,270,680    $     207,609
  Trade accounts receivable...............................................        731,388          292,086
  Inventory...............................................................        212,954          229,672
  Prepaid expenses and other..............................................         90,197           29,002
  Current portion of long-term receivable.................................        204,586          177,845
  Current assets of discontinued operations...............................             --        2,305,502
                                                                           --------------    -------------
    Total current assets..................................................      3,509,805        3,241,716
                                                                           --------------    -------------

PROPERTY AND EQUIPMENT, net...............................................         65,491           59,135
PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS, net....................             --          524,849
LONG-TERM RECEIVABLE, net of current portion..............................        343,104          397,851
OTHER ASSETS..............................................................          9,722           17,387
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS...............................             --        1,049,641
                                                                           --------------    -------------

TOTAL ASSETS.............................................................. $    3,928,122    $   5,290,579
                                                                           ==============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable.................................................. $      355,670    $     622,836
  Accrued liabilities.....................................................        155,515          227,578
  Deferred revenue........................................................         23,425           46,033
  Advances from shareholder...............................................        500,000        1,500,000
  Current liabilities of discontinued operations..........................             --        1,683,591
  Note payable - current..................................................         35,195               --
                                                                           --------------    -------------
    Total current liabilities.............................................      1,069,805        4,080,038
                                                                           --------------    -------------

LONG-TERM LIABILITIES
  Long-term payables......................................................          7,006               --
  Long-term payables of discontinued operations...........................             --          146,693
                                                                           --------------    -------------
    Total long-term liabilities...........................................          7,006          146,693
                                                                           ==============    =============

SHAREHOLDERS' EQUITY
  Common stock, 44,169,100 shares authorized; 6,861,005 and 6,611,005 shares, no par value per share, issued and outstanding at January 31,
    1999 and October 31, 1998, respectively...............................     24,938,974       24,858,809
  Accumulated deficit.....................................................    (22,082,244)     (23,789,545)
  Foreign currency translation adjustment.................................         (5,419)          (5,416)
                                                                           --------------    -------------

    Total shareholders' equity............................................      2,851,311        1,063,848
                                                                           --------------    -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................ $    3,928,122    $   5,290,579
                                                                           ==============    =============

  See accompanying notes.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED
                                                                                       January 31,
                                                                             -----------------------------
                                                                                  1999           1998
                                                                             ------------     ------------
REVENUES
  Prepaid phone cards and other............................................. $  1,542,719     $         --
                                                                             ------------     ------------

    Total revenues..........................................................    1,542,719               --
                                                                             ------------     ------------

COSTS AND EXPENSES
  Prepaid phone cards and other.............................................    1,417,221               --
  Sales & marketing.........................................................      220,098               --
  General & administrative..................................................      420,721               --
  Depreciation and amortization.............................................       10,363               --
                                                                             ------------     ------------

    Total cost of revenues..................................................    2,068,403               --
                                                                             ------------     ------------

OTHER INCOME (EXPENSES)
  Interest expense..........................................................      (39,868)              --
  Interest income...........................................................       38,978               --
                                                                             ------------     ------------

    Total other expense.....................................................         (890)              --
                                                                             ------------     ------------

NET LOSS FROM CONTINUING OPERATIONS.........................................     (526,574)              --

DISCONTINUED OPERATIONS
  Income (loss) from operation of software business,
    net of income taxes of $0...............................................      218,376         (558,533)
  Gain on sale of software business, net of income taxes of $0..............    2,015,494               --
                                                                             ------------     ------------

NET INCOME (LOSS)........................................................... $  1,707,296     $   (558,533)
                                                                             ============     ============

BASIC EARNINGS (LOSS) PER SHARE:
  Continuing operations..................................................... $      (0.08)    $         --
  Discontinued operations...................................................         0.34           (0.08)
                                                                             ------------     -----------
  Net earnings (loss)....................................................... $       0.26     $     (0.08)
                                                                             ============     ===========

DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations..................................................... $      (0.08)    $         --
  Discontinued operations...................................................         0.34            (0.08)
                                                                             ------------     ------------
  Net earnings (loss)....................................................... $       0.26     $      (0.08)
                                                                             ============     ============

SHARES USED IN THE CALCULATION OF PER SHARE AMOUNTS:
  Basic common shares.......................................................    6,627,309        6,627,309
  Dilutive impact of stock options and warrants.............................           --               --
                                                                             ------------     ------------
  Diluted common shares.....................................................    6,627,309        6,627,309
                                                                             ------------     ------------


See accompanying notes.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  THREE-MONTHS ENDED
                                                                                       JANUARY 31,
                                                                             -----------------------------
                                                                                  1999            1998
                                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)........................................................... $  1,707,296     $   (558,533)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) continuing operating activities:
  Loss (income) from discontinued operations................................     (218,376)         558,533
  Gain on disposal of software business.....................................   (2,015,494)              --
  Stock issued for services.................................................       74,225               --
  Warrants issued for services..............................................        5,942               --
Depreciation and amortization...............................................       10,363               --
  (Increase) decrease in:
    Trade accounts receivable...............................................     (439,302)              --
    Inventory...............................................................       16,718               --
    Prepaid expenses and other..............................................      (65,362)              --
    Other assets............................................................        7,665               --
  Increase (decrease) in:

    Trade accounts payable..................................................     (267,166)              --
    Accrued liabilities.....................................................      (50,509)              --
    Deferred revenue........................................................      (22,608)              --
                                                                             ------------     ------------

Net cash provided by (used in) operating activities from
  continuing operations.....................................................   (1,256,608)              --
                                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of software business.....................................    3,769,917               --
Purchase of property and equipment..........................................      (12,552)              --
Payments on note receivable.................................................        6,452               --
                                                                             ------------     ------------

Net cash provided by investing activities of
  continuing operations.....................................................    3,763,817               --
                                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of convertible debenture-shareholder..............................   (1,000,000)              --
Payments on notes payable...................................................       (9,011)              --
                                                                             ------------     ------------

Net cash provided by (used in) financing activities
  of continuing operations..................................................   (1,009,011)              --
                                                                             ------------     ------------

Cash provided by (used in) discontinued operations..........................      564,873          312,004
                                                                             ------------     ------------

NET INCREASE IN CASH........................................................    2,063,071          312,004
Cash at beginning of period.................................................      207,609          128,871
                                                                             ------------     ------------

Cash at end of period....................................................... $  2,270,680     $    440,875
                                                                             ============     ============

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
  Cash paid for interest.................................................... $     39,868     $      9,240
                                                                             ============     ============
  Offset of accounts payable against notes receivable....................... $     21,554     $         --
                                                                             ============     ============
  Stock issued for services................................................. $     74,225     $         --
                                                                             ============     ============


  See accompanying notes.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended October 31, 1998.

A predecessor to ARDIS Telecom & Technologies, Inc. (the "Company" or "Ardis") was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada, and subsequently changed its name to "International Retail Systems Inc." On August 7, 1992, this predecessor company renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994, its name was changed to "Canmax Inc." On February 1, 1999 this predecessor company reincorporated under the laws of the State of Delaware and changed its name to "ARDIS Telecom & Technologies, Inc."

During 1998, the Company began competing in the telecommunications market through its wholly-owned subsidiary, Canmax Telecom, Inc. ("Telecom"). Telecom's operations include mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers (the "Telecommunications Business"). In August 1998, the Company entered into an agreement with PT-1 Communications, Inc. ("PT-1"). The agreement provides for PT-1 to supply long distance telecom and debit services, for use in the Company's marketing and distribution of domestic and international prepaid long distance calling cards. PT-1 is currently the sole source of these services to the Company.

The Company, through its wholly owned subsidiary Canmax Retail Systems, Inc. ("CRSI") developed and provided enterprise wide technology solutions to the convenience store and retail petroleum industries, its "Software Business." On December 7, 1998, the Company obtained shareholder approval for the sale of, and sold, the assets of its Software Business (the "Software Business Sale"). The results of operations of the Software Business through December 7, 1998 have been presented in the financial statements as discontinued operations. Results of operations in prior years have been restated to reclassify the Software Business as discontinued operations. The measurement date for the sale is December 7, 1998, the date the shareholders approved the transaction.

NOTE B - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

     DISCONTINUED OPERATIONS:

     Prior to December 7, 1998, the Company derived its sales primarily from customers in the retail petroleum market. The Company performed periodic credit evaluations of its customers and generally did not require collateral. Billed receivables were generally due within 30 days. Credit losses have historically been insignificant.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE B - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS (Continued)

     The Company's revenues were concentrated in The Southland Corporation ("Southland"), which accounted for approximately 86% and 84%, of the Company's total discontinued revenue for the three month periods ended January 31, 1999 and 1998, respectively. The Company's revenues derived from its relationship with Southland included products and services provided directly by the Company to Southland and indirectly through NCR Corporation ("NCR") to Southland pursuant to NCR's contract with Southland. No other customer accounted for over 10% of Ardis's total revenues.

     CONTINUING OPERATIONS:

     Two customers accounted for approximately 45% of revenues during the three month period ended January 31, 1999, and approximately 48% of the trade accounts receivable balance at January 31, 1999. The Company generally does not require collateral for its trade accounts. The Company has a note receivable from its prior subsidiary, USCommunication Services, Inc. ("USC"), totaling $547,690. The note is secured by a lien on all of USC's assets, bears interest at 12% per annum, is payable in monthly installments of principal and interest and matures June 15, 2001.

NOTE C - CONVERTIBLE DEBENTURES

On December 15, 1997, the Company executed a convertible loan agreement (the "Original Agreement") with a shareholder, Founders Equity Group, Inc. ("Founders"), which provided financing of up to $500,000. Funds obtained under the loan agreement were collateralized by all assets of the Company and bear interest at 10%. Required payments were for interest only and were due monthly beginning February 1, 1998. Borrowings under the loan agreement originally matured January 1, 1999, unless otherwise redeemed or converted. Under the terms of the loan agreement, Founders was entitled to exercise its right at any time to convert all, or in multiples of $25,000, any part of the borrowed funds into Common Stock at a conversion price of $1.25 per share. The conversion price was subject to adjustment for certain events and transactions as specified in the loan agreements. Additionally, the outstanding principal amount was redeemable at the option of the Company at 110% of par.

On February 11, 1998, the Company and Founders executed a loan commitment letter (the "Loan Commitment") which provided for multiple advance loans of up to $2 million upon terms similar to the Original Agreement; however, indebtedness outstanding under the Loan Commitment was convertible into shares of Common Stock at a conversion price equal to the average closing prices of the Common Stock over the five-day trading period immediately preceding the date of each advance. As consideration for the Loan Commitment, the Company paid a commitment fee of $10,000.

As of March 31, 1998, Founders (and certain of its affiliates) entered into the First Restated Loan Agreement (the "Loan Agreement"), which consolidated all rights and obligations of the Company to Founders under the Original Agreement and the Loan Commitment. Amounts advanced under the Loan Agreement bore interest at the rate of 12% per annum, were secured by a lien on all other Company's assets and were convertible into shares of Common Stock, at the option of Founders, at $0.80 per share. On August 25, 1998, Founders agreed to release its lien on all of the Company's assets upon the consummation of the sale of the Software Business. As consideration for the release, the Company agreed, upon the consummation of the sale, to repay $1.0 million of the $1.5 million currently outstanding under the Loan Agreement, and to allow Founders to convert, at the Company's option, the remaining $0.5 million plus accrued but unpaid interest outstanding under the Loan Agreement into shares of Common Stock at a conversion price of $.50 per share.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C - CONVERTIBLE DEBENTURES (Continued)

On February 5, 1998, Founders and the Company entered into a financial consulting agreement pursuant to which Founders agreed to provide financial advisory and consulting services to the Company, and the Company agreed to pay to Founders a fee equal to 3% of the value of the consideration received in any sale or merger of any division or subsidiary of the Company. As a result of this agreement, Founders received $120,000 of the initial proceeds of the sale of the Software Business. Founders agreed to forego any further payments that may be attributable to the Company's receipt of deferred payments in connection with the sale.

On December 11, 1998, the Company and Founders executed Amendment No. 1 to the Loan Agreement. As a result of the amendment, the Company agreed to defer Founders' conversion of the remaining indebtedness outstanding under the Loan Agreement in exchange for (a) Founders' waiver of any registration obligation under the Registration Rights Agreement dated May 1, 1997 or under the Loan Agreement until February 1, 1999 or the Company's earlier delivery of a conversion notice with regard to the outstanding indebtedness, (b) the adjustment of the conversion price for the remaining convertible indebtedness outstanding under the Loan Agreement ($500,000) from $.50 per share to the greater of $.50 per share or 75% of the average closing price of the Common Stock over the ten trading days preceding the delivery of a conversion notice, and (c) Founders' agreement to convert the remaining outstanding principal amount under the Loan Agreement ($500,000) upon written notice from the Company at the adjusted conversion agreed to price described above. Further, the amendment to the Loan Agreement reduced the interest rate payable on the outstanding principal amount under the Loan Agreement from 12% to 9% per annum. The amendment also terminated any additional funding obligations of Founders under the Loan Agreement.

The Company used $1,000,000 from the Software Business Sale proceeds to pay down the Founders debt. At January 31, 1999, shareholder advances from Founders totaled $500,000.

Interest expense in connection with Founders debt was $24,615 for the three month period ended January 31, 1999.

NOTE D - LIQUIDITY

Upon consummation of the Software Business Sale on December 7, 1998, the Company received its initial installment of $4,000,000, approximately $1,100,000 of which has been used to repay amounts owed to Founders and $250,000 of which was used to pay transaction expenses. The Company plans to commit approximately $1.0 million for capital investments in the Telecommunications Business during fiscal 1999, and plans to internally fund additional infrastructure development through operations of the Telecommunications Business. The Company believes existing capital resources and cash from operations will be sufficient to meet the Company's capital and liquidity needs through fiscal 1999.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE E - DISCONTINUED OPERATIONS

On December 7, 1998, the Company sold substantially all of the assets of CRSI. Pursuant to the terms of the Purchase Agreement, the Company sold the assets and received $4,000,000 at closing and transferred certain liabilities arising from the Software Business. Ardis is entitled to receive additional deferred payments of up to an additional $3,625,000 calculated as described below.

The deferred payments will be calculated at the end of each calendar quarter during the twelve month period commencing on January 1, 1999. Each deferred payment is calculated based upon the cumulative level of revenue attributable to the Software Business from January 1, 1999 through the end of each three month period through December 31, 1999, and equals (a) the sum of (i) 75% of all such revenues greater than $4 million and less than or equal to $7 million plus (ii) 13.75% of all such revenues greater than $7 million or less than or equal to $17 million, minus (b) the sum of any deferred payments previously made. If CRSI disputes any calculation of the amount of any deferred payment and such dispute cannot be resolved among the parties, then the independent public accountants for each party are to mutually designate a third independent public accountant to resolve such dispute and the determination of such designated party will be conclusive and binding on all parties.

On January 21, 1999, the purchaser and Ardis calculated the net working capital (generally current assets other than cash minus current liabilities) as of the closing date, and the purchaser received an amount equal to the negative difference between the net working capital as of the closing of $230,083.

The Company recorded a gain on the sale of the Software Business of $2,015,494. The gain is calculated as net proceeds of $3,769,917 less net assets of $1,693,259 less legal and accounting fees related to the sale of $61,164.

Summarized operating results of the discontinued Software Business operations are as follows:

                                        Period from
                                        November 1,        Three months
                                          through              Ended
                                        December 7,       January 31,
                                           1998                1998
                                       --------------     ---------------
Revenues.............................. $    1,686,945     $     1,603,950
Costs and expenses....................      1,468,569           2,162,483
                                       --------------     ---------------

Net income (loss)..................... $      218,376     $      (558,533)
                                       ==============     ===============

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE F - SHAREHOLDERS' EQUITY (Continued)

WARRANT ISSUANCES

On January 11, 1999, the Company retained a consultant to assist in its investor relations activities by issuing warrants to acquire 50,000 shares of Company common stock at an exercise price of $.29 per share. The right to acquire 25,000 shares under such warrant vests on January 10, 2000, and the right to acquire the remaining 25,000 shares under the warrant vests on July 10, 2000.

Ardis recorded expense of $5,942 in January 1999 related to these Warrants. This amount represents Ardis's estimate of the fair value of these warrants at the date of grant using a Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.02; and an expected life of the warrant of 1 year.

COMMON STOCK ISSUANCES

On January 25, 1999 the Company issued 250,000 shares of the Company's common stock to employees of the Company as compensation. In connection with the issuance, the Company recorded $74,225 of compensation expense, such expense being calculated as the difference between the trading price of the common stock on the date of issuance and the proceeds received for the issuance.

NOTE G - YEAR 2000

The Company has completed an assessment of the impact of Year 2000 issues on its internal systems and determined that the cost for any modifications or replacements will be immaterial and not exceed $50,000. The Company has initiated communications with all of its significant suppliers and customers to determine the extent to which the Company's internal systems and developed software products are vulnerable to those third parties failure. In connection with the sale of the Software Business, the Company and the purchaser of the Software Business conducted a Year 2000 compliance audit of software and systems developed by the Company. Such audit did not reveal any material items of noncompliance, and the Company does not expect to incur any material expenses to cause its developed software and systems to become Year 2000 compliant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Through December 7, 1998, the Company operated two distinct businesses, its retail automation software business (the "Software Business") and its prepaid phone card and other telecommunications business (the "Telecommunications Business"). For the three month period ended January 31, 1998, the Software Business accounted for all of the Company's revenues. On December 7, 1998, the Company consummated the sale of the Software Business to Affiliated Computer Services, Inc. ("ACS"). As a result of the Software Business Sale, the Company will no longer engage in the Software Business, and, its business will be focused solely on its Telecommunications Business. Therefore, historic financial information attributable to the Software Business will be reported as discontinued operations.

The following discussion should be read in conjunction with the Company's Form 10-K/A and the consolidated financial statements for the years ended October 31, 1998, 1997 and 1996; the Company's Form 10-Q for the quarter ending January 31, 1998; and the consolidated financial statements and related notes for the quarter ended January 31, 1999 found elsewhere in this report.

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

On January 30, 1998, the Company acquired USCommunications ("USC"). Effective May 27, 1998, the Company and principals of USC agreed to rescind the USC acquisition. Following its entry into the Telecommunications Business, the Company formed Canmax Telecom, Inc., its telecommunications operating company and a wholly-owned subsidiary, and has established sales and marketing activities in four principle marketing channels for its prepaid phone card program, including (a) wholesale and retail sales through independent distributors, (b) direct sales to retail stores, (c) telemarketing sales to retail stores, and (d) promotional and specialty marketing sales to businesses. The initial product used to introduce the Company's Telecom division to the market was referred to as the Latino Card, as it was targeted to the long distance market for calls originating within the continental United States to certain Latin American countries. Services required to offer this card were provided by USC, and the Company continued to purchase those services from USC following the rescission of the acquisition.

The Company has established a strategic relationship with PT-1 Communications, Inc., the nation's largest prepaid card provider. This relationship enables the Company to pursue its rapid growth plan in the prepaid market prior to the commitment of a large facilities investment. The Company began marketing prepaid phone cards with services provided by PT-1 in the latter part of August, 1998, and at that time discontinued purchasing any services from USC except those required to complete the operation of the already distributed Latino Cards.

The Company plans to commit approximately $1.0 million in capital investments for fiscal 1999 to its Telecommunications Business, and plans to be able to internally fund additional infrastructure development through operations. The Telecommunications Business was launched during the second quarter of 1998. The Company's interim financial statements for the three month period ended January 31, 1999 and management's discussion and analysis of the results of operations for such period reflect the results of operations of the Telecommunications Business only. Because Telecommunications Business was launched in the second quarter of the 1998 fiscal year, the Company is not able to compare the results of operations for the Telecommunications Business during the first quarter of fiscal 1999 to prior periods. The results of operations of the Software Business have been condensed into the line item caption "Discontinued Operations" in the Company's financial statements and, because the Software Business has been discontinued, management has not discussed the results of operations for the Software Business for the three month period ended January 31, 1999 as compared to the same period in 1998 and the operations for the three month period ended January 31, 1998 as compared to the same period in 1997.

REVENUE

For the three months ended January 31, 1999, the Company had pre-paid calling card revenues from continuing operations of $1,543,000.

EXPENSES

For the three month period ended January 31, 1999, the Company had total costs of revenues relating to revenue from continuing operations of $2,068,000. The costs of revenues are mainly composed of pre-paid calling card activation costs, printing and freight costs.

General and administrative costs attributable to continuing operations were $421,000 for the three month period ended January 31, 1999. These costs were primarily comprised of management, accounting, legal and overhead expenses.

Sales and marketing costs attributable to continuing operations during this three month period were $220,000. Included in these costs are wages, travel and promotional expenses.

Interest expense attributable to continuing operations were $40,000 for the three month period ended January 31, 1999. These expenses were associated with indebtedness outstanding under the Loan Agreement with Founders that was entered into during fiscal 1998 and long term debt.

As a result of the foregoing, the Company incurred a net loss from continuing operations of $527,000 or $0.08 per share for the three month period ended January 31, 1999.

LIQUIDITY AND SOURCES OF CAPITAL

Upon consummation of the Software Business Sale on December 7, 1998, the Company received its initial installment of $4.0 million from ACS, approximately $1.1 million of which has been used to repay amounts owed to Founders under the Loan Agreement and $250,000 of which was used to pay transaction expenses. The Company plans to commit approximately $1.0 million for capital investments in the Telecommunications Business for fiscal 1999, and plans to internally fund additional infrastructure development through operations of the Telecommunications Business. The Company believes existing capital resources and cash from operations will be sufficient to meet the Company's capital and liquidity needs through fiscal 1999.

At January 31, 1999, the Company had cash and cash equivalents of approximately $2,271,000, up from $441,000 for the same period in 1998, an increase of $1,830,000.

Cash used in continuing operating activities totaled $1,257,000 for the three months ended January 31, 1999. Cash used was comprised of the Company's net income of $1,707,000, adjusted for: gains from discontinued operations of $218,000; gain on disposal of the Software Business of $2,015,000; issuance of common stock to employees; depreciation of $10,363; and net changes in operating assets and liabilities of $821,000.

Cash provided by investing activities from continuing operations for the three months ended January 31, 1999 totaled $3,764,000 and was primarily comprised of proceeds from the sale of the Software Business of $3,770,000 and purchases of property and equipment of $13,000.

Cash used in financing activities for continuing operations for the three months ended January 31, 1999 totaled $1,009,000 reflecting the repayment of borrowings under the Loan Agreement that was entered into during fiscal 1998.

Current assets from continuing operations totaled $3,510,000 at the end of the first quarter of 1999, resulting in net working capital from continuing operations of $2,440,000. Accounts receivable totaled $731,000 and represented 21% of current assets from continuing operations. Accounts receivable include two significant account which comprised 48% of total trade accounts receivable from continuing operations. The current portion of the note receivable totaled $205,000 at January 31, 1999 and represented funds provided to USC.

Net property and equipment from continuing operations totaled $65,000 at the end of the first quarter of 1999. The majority of property and equipment is comprised of furniture, fixtures and computer equipment.

Current liabilities from continuing operations totaled $1,070,000 at the end of the first quarter of 1999. The majority of liabilities were comprised of convertible debentures issued under the Loan Agreement, accounts payable and accrued liabilities.

In connection with the rescission of the Company's acquisition of USC, USC executed a note payable to the Company in the amount of $725,000. The USC note matures on June 15, 2001, and is payable in monthly installments on the fifteenth day of each month. Monthly payments for November and December of 1998 are $15,000 and monthly payments thereafter through the maturity date are approximately $20,000. The USC note is secured by a lien on all of USC's assets. As of January 31, 1999, approximately $548,000 remained outstanding under the USC note.

IMPACT OF YEAR 2000

The Company has completed an assessment of the impact of Year 2000 issues on its internal systems and determined that the cost for any modifications or replacements will be immaterial and not exceed $50,000. The Company has initiated communications with all of its significant suppliers and customers to determine the extent to which the Company's internal systems and developed software products are vulnerable to those third parties failure. In connection with the Software Business Sale, the Company and ACS conducted a Year 2000 compliance audit of software and systems developed by the Company. Such audit did not reveal any material items of noncompliance, and the Company does not expect to incur any material expenses to cause its developed software and systems to become Year 2000 compliant.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects", "will", "anticipates", "estimates", "believes" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projects in forward-looking statements contained herein, including without limitation statements regarding the Company's belief of the sufficiency of capital resources and its ability to compete in the Telecommunications Business. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition in the prepaid phone card business from existing and new competitors, (b) the relatively low barriers to entry for start-up prepaid operators, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular prepaid card company, (e) the Company's dependence upon favorable pricing from its suppliers to compete in the prepaid phone card industry, (f) increased consolidation in the telecommunication industry, which may result in larger competitors being able to compete more effectively, (g) the failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and (i) the "Certain Business Factors" identified in the Company's Annual Report on Form 10-K/A for the year ended October 31, 1998. The Company does not undertake to update any forward-looking statements contained herein. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Quarterly Report on Form 10-Q or in any document or statement referring to this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS Not applicable.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's 1998 Annual Meeting of Stockholders was held on December 7, 1998. Nine items of business were acted upon at the meeting: (1) the election of five directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified; (2) the approval of the sale of the Company's Software Business to Affiliated Computer Services, Inc.; (3) the approval of the merger of the Company into a wholly-owned subsidiary organized under the laws of Delaware (the "Delaware Subsidiary") to effect the change of the Company's state of incorporation from Wyoming to Delaware; (4) the approval of provisions of the Certificate of Incorporation ("Delaware Certificate") of the Delaware Subsidiary which authorized 10,000,000 shares of preferred stock, par value $.001 per share; (5) the approval of provisions of the Delaware Certificate requiring all shareholder action to be taken at a shareholder meeting; (6) the approval of provisions of the Delaware Certificate permitting officers and directors of the Company to receive indemnification to the fullest extent permitted by law; (7) the approval of provisions of the Delaware Certificate to require a 66-2/3% vote of shareholders to amend the foregoing proposals no. 5 and no. 6 and to amend the bylaws of the Delaware Subsidiary when shareholder amendments are sought; (8) the approval of the bylaws of the Delaware Subsidiary; (9) the ratification of the selection of King, Griffin & Adamson P.C. to serve as independent public accountants for the Company for the 1998 fiscal year.

    The results of the voting for the election of directors were as follows:

Nominee                         Votes For                    Votes Withheld               Abstentions
Roger D. Bryant                 6,200,914                    8,040                        90,390
Debra L. Burgess                6,187,824                    21,130                       90,390
Nick DeMare                     6,202,034                    6,920                        90,390
Robert M. Fidler                6,201,824                    7,130                        90,390
W. Thomas Rinehart              6,201,224                    7,730                        90,390

Accordingly, each of the five nominees received a plurality of the votes cast and was elected.

    The results of the voting on the approval of the sale of the Software Business to ACS was as follows:

Votes For                                Votes Against                          Abstentions
3,855,631                                54,635                                 8,514

Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitle to vote thereon, and the sale of the Company's Software Business to ACS was approved.

    The results of the voting on the approval of the merger of the Company into a wholly-owned subsidiary organized under the laws of Delaware to effect the change in the Company's state of incorporation from Wyoming to Delaware were as follows:

Votes For                                Votes Against                          Abstentions
3,817,022                                88,965                                 11,793

Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the reincorporation merger was approved.

    The results of the voting on the approval of provisions of the Delaware Certificate authorizing 10,000,000 shares of preferred stock, par value $.001 per share, of the Company were as follows:

Votes For                                Votes Against                          Abstentions
3,643,387                                252,879                                22,514

Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the provisions of the Delaware Certificate authorizing 10,000,000 shares of preferred stock was approved.

    The results of the voting on the approval of provisions of the Delaware Certificate requiring all shareholder action to be taken at a shareholder meeting were as follows:

Votes For                                Votes Against                          Abstentions
3,797,361                                97,620                                 23,799

Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the provisions of the Delaware Certificate requiring all shareholder action to be taken at a shareholder meeting were approved.

    The results of the voting on the approval of provisions of the Delaware Certificate permitting officers and directors of the Company to receive indemnification to the fullest extent permitted by law were as follows:

Votes For                                Votes Against                          Abstentions
5,932,453                                330,462                                36,429

Accordingly, the number of shares voted for the proposal constituted a majority of the shares entitled to vote thereon, and the provisions of the Delaware Certificate entitling officers and directors of the Company to receive indemnification to the fullest extent permitted by law were approved.

    The results of the voting on the approval of provisions of the Delaware Certificate requiring a 66-2/3% vote of shareholders to amend specified provisions of the Delaware Certificate or to amend the bylaws of the Delaware Subsidiary when shareholder amendments are sought were as follows:

Votes For                                Votes Against                          Abstentions
3,763,703                                139,968                                15,109

Accordingly, the number of shares voted for the proposal constitute a majority of the shares entitled to vote thereon, and the provisions of the Delaware Certificate requiring 66-2/3% shareholder approval for the specified matters were approved.

    The results of the voting on the approval of the bylaws of the Delaware Subsidiary as described in the proxy statement for the 1998 Annual Meeting were as follows:

Votes For                                Votes Against                          Abstentions
3,805,256                                98,810                                 13,714

Accordingly, the number of shares voted for the proposal constitute a majority of the shares entitled to vote thereon, and the bylaws of the Delaware Subsidiary were approved.

    The results of the voting on the ratification of the selection of King, Griffin & Adamson P.C. as the Company's independent auditors for the 1998 fiscal year were as follows:

Votes For                                Votes Against                          Abstentions
6,196,640                                89,765                                 12,939

Accordingly, the number of shares voted for the proposal constitute a majority of the shares entitled to vote thereon, and the selection of King, Griffin & Adamson P.C. as the Company's independent auditors for the 1998 fiscal year was ratified.

ITEM 5.  OTHER INFORMATION

On February 1, 1999, the Company consummated its reincorporation into the state of Delaware and, in connection therewith, changed its name from Canmax Inc. to ARDIS Telecom & Technologies, Inc.

    Effective March 1, 1999, the Company changed its principal business address from 150 W. Carpenter Freeway, Irving, Texas 75039 to 8100 Jetstar Drive, Suite 100, Irving, Texas 75063.

    As a result of the Company's commencement of its telecommunications business and sale of its Software Business, the Company's standard industrial classification code has changed from 7872 to 4813.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are required to be filed with this quarterly report on Form 10-Q:

11   Statement re Computation of Per Share Earnings (filed herewith).
27   Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K

On December 22, 1998, the Registrant filed a report on Form 8-K regarding the sale of its Software Business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ARDIS Telecom & Technologies, Inc.
                                              (Registrant)

DATE:    March 17, 1999                        /s/   Debra L. Burgess
     ----------------------------            ----------------------------
                                                   Debra L. Burgess
                                                   Executive Vice President,
                                                   Treasurer, Chief Operating
                                                   Officer and Chief Financial
                                                   Officer