Form 10-Q
period 1999-04-30
ARDIS TELECOM & TECHNOLOGIES INC
filed 1999-06-14
CIK 913659

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended April 30, 1999
                                                         -------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to _______________

Commission file number 0-22636
                       -------

                       ARDIS Telecom & Technologies, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    75-2801677
-------------------------------------       -----------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

     8100 Jetstar Drive, Suite 100
          Irving, Texas                                      75063
 ----------------------------------------       -------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (972) 929-1920
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                  Canmax Inc.
                            150 W. Carpenter Freeway
                               Irving, Texas 75039
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of June 14, 1999, 6,861,005 shares of common stock, $.001 par value per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

                           CONSOLIDATED BALANCE SHEETS

                                                                       April 30,           October 31,
                                                                         1999                 1998
                                                                     ------------         ------------
                                                                     (Unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash                                                              $  3,545,118         $    207,609
   Trade accounts receivable, net of allowance of doubtful
     accounts of $8,310 and $0 in 1999 and 1998, respectively             345,618              292,086
   Inventory                                                              281,619              229,672
   Deposits                                                               223,780                   --
   Prepaid expenses and other                                             146,128               29,002
   Current portion of long-term receivable                                231,835              177,845
   Current assets of discontinued operations                                   --            2,305,502
                                                                     ------------         ------------
     Total current assets                                               4,774,098            3,241,716
                                                                     ------------         ------------
PROPERTY AND EQUIPMENT, net                                               137,122               59,135
PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS, net                         --              524,849
LONG-TERM RECEIVABLE, net of current portion                              286,697              397,851
OTHER ASSETS                                                                8,280               17,387
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                    --            1,049,641
                                                                     ------------         ------------
TOTAL ASSETS                                                         $  5,206,197         $  5,290,579
                                                                     ============         ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                                            $    216,087         $    622,836
   Accrued liabilities                                                    139,962              227,578
   Deferred revenue                                                            --               46,033
   Advances from shareholder                                              500,000            1,500,000
   Current liabilities of discontinued operations                              --            1,683,591
   Note payable - current                                                 162,000                   --
                                                                     ------------         ------------
     Total current liabilities                                          1,018,049            4,080,038
                                                                     ------------         ------------
LONG-TERM LIABILITIES
   Note payable - long-term                                               643,000                   --
   Long-term payables of discontinued operations                               --              146,693
                                                                     ------------         ------------
     Total long-term liabilities                                          643,000              146,693
                                                                     ------------         ------------
SHAREHOLDERS' EQUITY
   Common stock, 44,169,100 shares authorized; 6,861,005
   and 6,611,005 shares, no par value per share, issued
   and outstanding at April 30, 1999 and October 31, 1998,
   respectively                                                        24,938,974           24,858,809
   Accumulated deficit                                                (21,393,826)         (23,794,961)
                                                                     ------------         ------------
     Total shareholders' equity                                         3,545,148            1,063,848
                                                                     ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  5,206,197         $  5,290,579
                                                                     ============         ============

See accompanying notes.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                        APRIL 30,                            APRIL 30,
                                                             -----------------------------       ------------------------------
                                                                 1999              1998             1999                1998
REVENUES                                                     -----------        ----------       -----------         ----------
   Prepaid phone cards and other                             $   846,020        $       --       $ 2,388,739         $       --
   Prepaid phone cards - USCommunications                             --           548,384                --            548,384
                                                             -----------        ----------       -----------        -----------
     Total revenues                                              846,020           548,384         2,388,739            548,384
                                                             -----------        ----------       -----------        -----------
COSTS AND EXPENSES
   Prepaid phone cards and other                                 738,648           443,621         2,155,869            443,621
   Sales & marketing                                             259,692                --           479,791                 --
   General & administrative                                      525,632                --           946,352                 --
   Selling, general & administrative - USCommunications               --           499,970                --            499,970
   Depreciation and amortization                                  11,534                --            21,897                 --
                                                             -----------        ----------       -----------        -----------
     Total cost of revenues                                    1,535,506           943,591         3,603,909            943,591
                                                             -----------        ----------       -----------         ----------
OTHER INCOME (EXPENSES)
   Interest expense                                              (18,181)               --           (58,049)                --
   Interest income                                                34,986                --            73,964                 --
                                                             -----------        ----------       -----------        -----------
     Total other income                                           16,805                --            15,915                 --
                                                             -----------        ----------       -----------        -----------
NET LOSS FROM CONTINUING OPERATIONS                             (672,681)         (395,207)       (1,199,255)          (395,207)

DISCONTINUED OPERATIONS
   Income (loss) from operation of software business,
     net of income taxes of $0                                        --          (408,190)          218,376           (966,723)
   Gain on sale of software business, net of income
     taxes of $0                                               1,366,518                --         3,382,012                 --
                                                             -----------        ----------       -----------        -----------
NET INCOME (LOSS)                                            $   693,837        $ (803,397)      $ 2,401,133        $(1,361,930)
                                                             ===========        ==========       ===========        ===========
BASIC EARNINGS (LOSS) PER SHARE:
   Continuing operations                                     $     (0.10)       $    (0.05)      $     (0.18)       $     (0.06)
   Discontinued operations                                          0.20             (0.05)             0.54              (0.13)
                                                             -----------        ----------       -----------        -----------
   Net earnings (loss)                                       $      0.10        $    (0.10)      $      0.36        $     (0.19)
                                                             ===========        ==========       ===========        ===========
DILUTED EARNINGS (LOSS) PER SHARE:
   Continuing operations                                     $     (0.10)       $    (0.05)      $     (0.18)       $     (0.06)
   Discontinued operations                                          0.20             (0.05)             0.54              (0.13)
                                                             -----------        ----------       -----------        -----------
   Net earnings (loss)                                       $      0.10        $    (0.10)      $      0.36        $     (0.19)
                                                             ===========        ==========       ===========        ===========
SHARES USED IN THE CALCULATION OF PER SHARE AMOUNTS:
   Basic common shares                                         6,861,005         8,111,005         6,733,933          7,356,861
   Dilutive impact of stock options and warrants                      --                --                --                 --
                                                             -----------        ----------       -----------        -----------
   Diluted common shares                                       6,861,005         8,111,005         6,733,933          7,356,861
                                                             ===========        ==========       ===========        ===========

See accompanying notes.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                        SIX MONTHS ENDED
                                                                                            APRIL 30,
                                                                                  -----------------------------
                                                                                      1999             1998
                                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                 $ 2,401,133       $(1,361,930)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) continuing operating activities:
   Loss (income) from discontinued operations                                        (218,376)          966,723
   Gain on disposal of software business                                           (3,382,012)               --
   Stock issued for services                                                           74,225                --
   Warrants issued for services                                                         5,942                --
   Depreciation and amortization                                                       21,897            57,517
   Bad debt reserve                                                                     8,310                --
(Increase) decrease in:
   Trade accounts receivable                                                          (61,842)         (710,018)
   Inventory                                                                          (51,947)           17,002
   Prepaid expenses and other                                                        (149,240)          (25,080)
   Other assets                                                                         9,107           154,282
Increase (decrease) in:
   Trade accounts payable                                                            (406,749)          (36,526)
   Accrued liabilities                                                                (66,062)           25,954
   Deferred revenue                                                                   (46,033)          831,024
                                                                                  -----------       -----------
Net cash used in operating activities from continuing operations                   (1,861,647)          (81,052)
                                                                                  -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of business, net of cash acquired                                                  -          (378,982)
Proceeds from sale of software business                                             3,769,917                --
Purchase of property and equipment                                                    (91,550)          (23,535)
Payments on note receivable                                                            35,610                --
Deposit on future asset acquisition                                                  (200,000)               --
                                                                                  -----------       -----------
Net cash provided by (used in) investing activities of continuing operations        3,513,977          (402,517)
                                                                                  -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debenture - shareholder                                          --         1,200,000
Repayment of convertible debenture-shareholder                                     (1,000,000)               --
Proceeds from notes payable                                                           805,000                --
Payments on notes payable                                                             (51,212)          (63,538)
                                                                                  -----------       -----------
Net cash provided by (used in) financing activities of continuing operations         (246,212)        1,136,342
                                                                                  -----------       -----------
Cash provided by (used in) discontinued operations                                  1,931,391          (667,561)
                                                                                  -----------       -----------
NET INCREASE IN CASH                                                                3,337,509           (14,788)
Cash at beginning of period                                                           207,609           128,871
                                                                                  -----------       -----------
Cash at end of period                                                             $ 3,545,118       $   114,083
                                                                                  ===========       ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
   Cash paid for interest                                                         $    18,181       $    55,199
                                                                                  ===========       ===========
   Offset of accounts payable against notes receivable                            $    21,554       $        --
                                                                                  ===========       ===========

See accompanying notes

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended October 31, 1998.

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


NOTE B - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

       Four customers accounted for approximately 25% of revenues during the six month period ended April 30, 1999, and approximately 93% of the trade accounts receivable balance at April 30, 1999. Three of the four customers are affiliates of PT-1. The Company generally does not require collateral for its trade accounts. The Company has a note receivable from its prior subsidiary, USCommunication Services, Inc. ("USC"), totaling $518,532. The note is secured by a lien on all of USC's assets, bears interest at 12% per annum, is payable in monthly installments of principal and interest and matures June 15, 2001.


NOTE C - DEPOSITS

During the quarter, the Company paid $200,000 in deposits on hardware and software to be acquired in June 1999 under an existing contract agreement. (See Note H.) Upon receipt and installation of these assets, the cost of the assets will be capitalized and amortized over the assets useful lives.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - CONVERTIBLE DEBENTURES

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

On December 11, 1998, the Company and Founders executed Amendment No. 1 to the Loan Agreement. As a result of the amendment, the Company agreed to defer Founders' conversion of the remaining indebtedness outstanding under the Loan Agreement in exchange for (a) Founders' waiver of any registration obligation under the Registration Rights Agreement dated May 1, 1997 or under the Loan Agreement until February 1, 1999 or the Company's earlier delivery of a conversion notice with regard to the outstanding indebtedness, (b) the adjustment of the conversion price for the remaining convertible indebtedness outstanding under the Loan Agreement ($500,000) from $.50 per share to the greater of $.50 per share or 75% of the average closing price of the Common Stock over the ten trading days preceding the delivery of a conversion notice, and (c) Founders' agreement to convert the remaining outstanding principal amount under the Loan Agreement ($500,000) upon written notice from the Company at the adjusted conversion agreed to price described above. Further, the amendment to the Loan Agreement reduced the interest rate payable on the outstanding principal amount under the Loan Agreement from 12% to 9% per annum. The amendment also terminated any additional funding obligations of Founders under the Loan Agreement. On March 31, 1999, the Company and Founders extended the maturity date of the Founders Loan Agreement from April 1, 1999 to July 1, 1999.

The Company used $1,000,000 from the Software Business Sale proceeds to pay down the Founders debt. At April 30, 1999, shareholder advances from Founders totaled $500,000.

Interest expense in connection with Founders debt was $35,777 for the six month period ended April 30, 1999.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE E - NOTES PAYABLE

On April 13, 1999, the Company executed a loan agreement with Bank One for $805,000. The loan bears interest at prime less .5%, is payable in monthly installments of $13,500 plus interest beginning May 13, 1999, and matures April 13, 2004. The loan is secured by cash equivalents of $900,000.


NOTE F - DISCONTINUED OPERATIONS

On December 7, 1998, the Company sold substantially all of the assets of CRSI. Pursuant to the terms of the Purchase Agreement, the Company sold the assets and received $4,000,000 at closing and transferred certain liabilities arising from the Software Business. On January 21, 1999, the purchaser and the Company calculated the net working capital (generally current assets other than cash minus current liabilities) as of the closing date, and the purchaser received an amount equal to the negative difference between the net working capital as of the closing of $230,083. The Company recorded a gain on the sale of the Software Business of $2,015,494. The gain is calculated as net proceeds of $3,769,917 less net assets of $1,693,259 less legal and accounting fees related to the sale of $61,164. Ardis is entitled to receive additional deferred payments of up to an additional $3,625,000 calculated as described below.

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

On April 30, 1999, the Company received a payment of $1,611,789 resulting from the first quarter calculation, which has been recorded as additional gain on the sale of the Software Business, reduced by costs associated with the sale.

Summarized operating results of the discontinued Software Business operations are as follows:


                            Period from
                            November 1,           Six months
                             Through                Ended
                            December 7,           April 30,
                               1998                 1998
                            -----------          -----------
Revenues                    $ 1,686,945          $ 3,390,963
Costs and expenses            1,468,569            4,357,686
                            -----------          -----------

Net income (loss)           $   218,376          $  (966,723)
                            ===========          ===========

NOTE G - SHAREHOLDERS' EQUITY

WARRANT ISSUANCES

On January 11, 1999, the Company retained a consultant to assist in its strategic planning and investor relations activities by issuing warrants to acquire 50,000 shares of Company common stock at an exercise price of $.29 per share. The right to acquire 25,000 shares under such warrant vests on January 10, 2000, and the right to acquire the remaining 25,000 shares under the warrant vests on July 10, 2000.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - SHAREHOLDERS' EQUITY (Continued)

The Company recorded expense of $5,942 in January 1999 related to these Warrants. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using a Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.02; and an expected life of the warrant of one year.

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


NOTE H - COMMITMENTS

On April 15, 1999, the Company agreed to purchase from Simplified Telesys a telecommunications services platform and switch software for approximately $805,000, $200,000 of which was paid upon execution of the agreement, $525,000 of which was payable upon installation completion, and the balance of which was due upon the Company's acceptance of the platform and software, each of which were anticipated to occur in June of 1999. (See Note J)

NOTE I - YEAR 2000

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


NOTE J - SUBSEQUENT EVENTS

On May 4, 1999, the Company repaid the balance of the amounts outstanding ($500,000) under the loan agreement with Founders and the Company's obligations under the loan agreement were terminated.

In early June of 1999, Simplified Telesys completed the installation of the telecommunications platform and software and on June 4, 1999, the Company paid to Simplified Telesys the second installment of the purchase price for the equipment and software of $524,851. (See Note H above)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Through December 7, 1998, the Company operated two distinct businesses, its Software Business and its prepaid phone card and other telecommunications business (the "Telecommunications Business"). On December 7, 1998, the Company consummated the sale of the Software Business to Affiliated Computer Services, Inc. ("ACS"). As a result of the Software Business Sale, the Company will no longer engage in the Software Business, and, its business will be focused solely on its Telecommunications Business. Therefore, historic financial information attributable to the Software Business will be reported as discontinued operations.

The following discussion should be read in conjunction with the Company's Form 10-K/A and the consolidated financial statements for the years ended October 31, 1998, 1997 and 1996; the Company's Form 10-Q/A for the quarter ending April 30, 1998; and the consolidated financial statements and related notes for the quarter ended April 30, 1999 found elsewhere in this report.

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

The Company plans to commit approximately $1.0 million in capital investments for fiscal 1999 to its Telecommunications Business, and plans to be able to internally fund additional infrastructure development through operations. The Telecommunications Business was launched during the second quarter of 1998. The Company's interim financial statements for the three month and six month periods ended April 30, 1999 and management's discussion and analysis of the results of operations for such period reflect the results of operations of the Telecommunications Business only. The results of operations of the Software Business have been condensed into the line item caption "Discontinued Operations" in the Company's financial statements and, because the Software Business has been discontinued, management has not discussed the results of operations for the Software Business for the three month and six month periods ended April 30, 1999 as compared to the same period in 1998.

For the three months and six months ended April 30, 1998, all Telecommunications Business revenues and expenses were generated as a result of the acquisition of US Communications. During this period, revenue recognition originated from customer usage of prepaid calling cards. The Company sold cards to retailers and distributors at a fixed price, with the related cost of the calls being determined as the cards were used and the calls were made. When the retailer or distributor was invoiced, deferred revenue was recorded. The Company recognized this deferred revenue as the customer utilized the calling time and upon expiration of the cards containing unused calling time.

For the three months and six months ended April 30, 1999, revenues and expenses of the Telecommunications Business were generated solely through the relationship with PT-1. The Company sells cards purchased from PT-1 to retailers, distributors, and the Company's vending machine routers in a simple buy/sell relationship. That is, the cost of the cards is predetermined and the amount of revenue and related cost of the card are known and earned at the time that the card is sold to the retailer. Therefore, revenue and costs of that revenue are recognized at the time of sale.

Due to the differences between the USC and PT-1 phone cards and their appropriate revenue recognition treatments and the fact that the USC acquisition was rescinded, the following discussion for the three and six month periods ended April 30, 1999 and 1998 presents the results of operations separately.

REVENUE

PT-1 Revenues

Pre-paid calling card revenues from continuing operations for the three months and six months ended April 30, 1999 was approximately $846,000 and $2,389,000, respectively. There were no PT-1 phone card sales in the three months and six months ended April 30, 1998.

USC Revenues

Due to the rescission of the USC acquisition in May 1998, there are no revenues attributable to USC for the three months and six months ended April 30, 1999. Revenues generated by USC for the three and six months ended April 30, 1998 were approximately $548,000.

EXPENSES

PT-1 Expenses

Costs of revenues from continuing operations for the three months and six months ended April 30, 1999 was approximately $739,000 and $2,156,000, respectively. The costs of revenues are mainly composed of pre-paid calling card activation costs, printing and freight costs.

General and administrative costs attributable to continuing operations for the three months and six months ended April 30, 1999 was approximately $526,000 and $946,000, respectively. These costs were primarily comprised of management, accounting, legal and overhead expenses.

Sales and marketing costs attributable to continuing operations for the three months and six months ended April 30, 1999 was approximately $260,000 and $480,000, respectively. Included in these costs are wages, travel and promotional expenses.

Interest expense attributable to continuing operations for the three months and six months ended April 30, 1999 was approximately $19,000 and $58,000, respectively. This expense is associated with indebtedness outstanding under the Loan Agreement with Founders that was entered into during fiscal 1998 and long-term debt.

USC Expenses

Costs of revenues generated by USC for the three and six months ended April 30, 1998 were approximately $444,000.

Selling, general and administrative costs related to USC for the three and six months ended April 30, 1998 were approximately $500,000.

As a result of the foregoing, the Company incurred a net loss from continuing operations for the three and six months ended April 30, 1999 of approximately $673,000 and $1,199,000, respectively.

LIQUIDITY AND SOURCES OF CAPITAL

Upon consummation of the Software Business Sale on December 7, 1998, the Company received its initial installment of $4.0 million from ACS, approximately $1.1 million of which has been used to repay amounts owed to Founders under the Loan Agreement and $250,000 of which was used to pay transaction expenses. The Company plans to commit approximately $1.0 million for capital investments in the Telecommunications Business for fiscal 1999, and plans to internally fund additional infrastructure development through operations of the Telecommunications Business. The Company has deposited $200,000 for the purchase of equipment. Once this system is in place the Company's policy of revenue recognition on phone cards utilizing this system will differ from the current policy. The existing revenue recognition policy will remain in effect for all cards that do not utilize this system. Revenue recognition will originate as the prepaid calling time is used. The related cost of the calls will be determined as calls are made, based on the per-minute rate at that time. Therefore, revenues generated from phone card sales will be deferred and recognized as the customer utilizes the calling time or upon expiration of the cards containing unused calling time. The Company believes existing capital resources and cash from operations will be sufficient to meet the Company's capital and liquidity needs through fiscal 1999.

At April 30, 1999, the Company had cash and cash equivalents of approximately $3,545,000, up from $114,000 for the same period in 1998, an increase of $3,431,000.

Cash used in continuing operating activities totaled $1,861,647 for the six months ended April 30, 1999. Cash used was comprised of the Company's net income of $2,401,133, adjusted for: gains from discontinued operations of $218,376; gain on disposal of the Software Business of $3,382,012; issuance of common stock to employees; depreciation of $21,897; reserve for bad debt of $8,310; and net changes in operating assets and liabilities of $772,766. Cash used in continuing operating activities for the six months ended April 30, 1998 totaled $81,052.

Cash provided by investing activities of continuing operations for the six months ended April 30, 1999 totaled $3,513,977 and was primarily comprised of proceeds from the sale of the Software Business of $3,769,917, reduced by purchases of property and equipment of $91,550 and deposits on future asset acquisitions of $200,000. Cash used in investing activities of continuing operations for the six months ended April 30, 1998 totaled $402,517.

Cash used in financing activities for continuing operations for the six months ended April 30, 1999 totaled $246,212 reflecting $1,051,212 repayment of borrowings under the Loan Agreement that was entered into during fiscal 1998 and proceeds from notes payable of $805,000. Cash provided by financing activities for the six months ended April 30, 1998 totaled $1,136,342.

Current assets from continuing operations totaled $4,774,098 at the end of the second quarter of 1999, resulting in net working capital from continuing operations of $3,756,049. Net accounts receivable totaled $345,618 and represented 7% of current assets from continuing operations. Accounts receivable includes four significant accounts which comprised approximately 93% of total trade accounts receivable from continuing operations. Three of the four customers are affiliates of PT-1.

Net property and equipment from continuing operations totaled $137,122 at the end of the second quarter of 1999. The majority of property and equipment is comprised of furniture, fixtures and computer equipment.

Current liabilities from continuing operations totaled $1,018,049 at the end of the second quarter of 1999, comprised of convertible debentures issued under the Loan Agreement of $500,000, accounts payable of $216,087; accrued liabilities of $139,962; and the current portion of the note payable of $162,000.

In connection with the rescission of the Company's acquisition of USC, USC executed a note payable to the Company in the amount of $725,000. The USC note matures on June 15, 2001, and is payable in monthly installments on the fifteenth day of each month. Monthly payments through the maturity date are approximately $20,000. The USC note is secured by a lien on all of USC's assets. As of April 30, 1999, approximately $518,532 remained outstanding under the USC note. The current portion of the note receivable totaled $231,835 at April 30, 1999.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS Not applicable.

PART II.  OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) On February 1, 1999, the Company changed its state of incorporation from Wyoming to Delaware by merging into a wholly-owned subsidiary of the Company organized under the laws of the State of Delaware (the "Reincorporation"). Prior to the Reincorporation, the authorized capital stock of the Company consisted of 44,169,000 shares of Common Stock, no par value per share, and no shares of preferred stock. Following the Reincorporation, the authorized capital stock of the Company consisted of 44,169,000 shares of Common Stock, $.001 par value per share, and 10,000,000 shares of Preferred Stock, $.001 par value per share (the "Preferred Stock"). The following description of certain characteristics of the capital stock of the Company does not purport to be complete and is subject to, and qualified in its entirety by, the provisions of the Certificate of Incorporation, Bylaws and the Registration Rights, as defined below, each of which is included as an exhibit hereto, and by the provisions of applicable law.

     COMMON STOCK. As of June 1, 1999, there were 6,861,005 shares of Common Stock outstanding. The holders of Common Stock are entitled to share pro rata in dividends and distributions, if any, with respect to the Common Stock when, as and if declared by the Board of Directors, from funds legally available therefor. Holders of Common Stock are entitled to one vote per share, are not entitled to cumulative voting in the election of directors and have no preemptive, subscription, redemption or conversion rights. Upon the liquidation, dissolution or winding up of the Company, the assets of the Company remaining after payment of or provision for liabilities and payment to the holders of Preferred Stock of such preferential amounts that they are entitled to receive will be distributed pro rata on a share-for-share basis among the holders of Common Stock. All outstanding shares of Common Stock are, and the shares to be issued and sold in the Offering will be, duly authorized, validly issued, fully paid and non-assessable. The rights, preferences and privileges of holders of Common Stock are subject to any series of Preferred Stock that the Company may issue in the future.

     PREFERRED STOCK. The Company's Board of Directors is authorized, without further action by the stockholders, to divide the Preferred Stock into series and, with respect to each series, to determine the preferences and rights, and the qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, the number of shares constituting the series and the designation of such series. The Board of Directors could, without stockholder approval, issue Preferred Stock with voting and other rights that could adversely affect the voting power of the holders of Common Stock and could have certain anti-takeover effects. The Company has no present plans to issue any shares of Preferred Stock.

     The authority possessed by the Board of Directors to issue Preferred Stock could potentially be used to discourage attempts by others to obtain control of the Company through merger, tender offer, proxy contest or otherwise by making such attempts more costly or difficult to achieve.

     REGISTRATION RIGHTS. Pursuant to the terms of (a) the Registration Rights Agreement dated May 1, 1997 by and between the Company and Founders Equity Group, Inc. ("Founders") with respect to 863,364 shares and (b) the Registration Rights Agreement dated May 9, 1997 by and between the Company and the Dodge Jones Foundation ("Dodge Jones") with respect to 1,000,000 shares (collectively the "Registration Rights Agreements"), the Company has granted to Founders, Dodge Jones and their transferees certain registration rights. Specifically, of the terms of the Founders Registration Rights Agreement, the stockholders holding in excess of 75% of the Common Stock covered by such agreement have the right to demand that the shares of the Common Stock held by them be registered under the Securities Act. Under the Dodge Jones Registration Rights Agreement, holders of all (but not less than all) shares of Common Stock covered by such agreement have the right to demand that the shares of the Common Stock held by them be registered under the Securities Act. On November 26, 1997, the Company filed a registration statement covering the shares of Common Stock held by Founders, as amended by the post-effective amendments to Registration Statement on Form S-3 filed on April 12, 1999 and April 30, 1999. Each Company has agreed to pay all costs and expenses necessary to effect the registration of the shares of Common Stock to be sold by the stockholders under the Registration Rights Agreements. The Registration Rights Agreements also grant certain piggy-back registration rights to the stockholders. Accordingly, whenever the Company proposes to register any shares of Common Stock under the Securities Act (other than registrations on Form S-4 or S-8), certain of the stockholders have the right to include the shares of Common Stock held by them in any such registration. However, if the managing underwriter (or, in the case of an offering that is not underwritten, an investment banker) shall advise the Company that, in its opinion, the number of securities requested and otherwise proposed to be included in the registration exceeds the number which can be sold in the offering without adversely affecting the marketability of the offering, the Company will include in a registration the number of securities which the Company is advised can be sold in the offering. In determining its securities to be sold in an offering, all of the securities proposed to be sold by the Company for its own account shall be included, and then any securities held by holders requested to be included in the registration pursuant to the terms of the Registration Rights Agreement shall be included in the registration on a pro rata basis (based upon the number of securities held by each requesting holder). The Company is generally obligated to bear the expenses, other than underwriting discounts and sales commissions, of any piggy-back registrations.

     DELAWARE LAW AND CERTAIN CHARTER AND BYLAW PROVISIONS. The Company will be subject to Section 203 of the DGCL, the "business combinations" statute. In general, the statute prohibits a publicly held Delaware corporation from engaging in various "business combinations" with any "interested stockholder," for a period of three years after the time that such stockholder became an "interested stockholder," unless (i) the business combination or the transaction by which such stockholder became an "interested stockholder" was approved by the Board of Directors prior to such, (ii) upon consummation of the transaction which resulted in the stockholder becoming an "interested stockholder," the "interested stockholder" owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced (excluding for purposes of determining the number of shares outstanding those shares owned by
(a) persons who are directors and also officers and (b) certain employee stock ownership plans) or (iii) on or subsequent to such time the "business combination" is approved by the Board of Directors and authorized at an annual or special meeting of stockholders by the affirmative vote of at least 66 2/3% of the outstanding voting stock which is not owned by the "interested stockholder." A "business combination" includes mergers, asset sales and other transactions resulting in financial benefit to a stockholder. In general, an "interested stockholder" is a person who, together with affiliates and associates, owns (or within three years, did own) 15% or more of a corporation's outstanding voting stock. The statute could prohibit or delay mergers or other takeover or change in control attempts with respect to the Company and, accordingly, may discourage attempts to acquire the Company.

     In addition, certain provisions of the Company's Certificate of Incorporation and Bylaws summarized in the following paragraphs may be deemed to have an anti-takeover effect and may delay, defer or prevent an attempt to obtain control of the Company by means of a proxy contest, tender offer, merger or other transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by stockholders.

     Special Meeting of Stockholders. The Company's Bylaws provide that special meetings of stockholders of the Company may be called only by the Board of Directors, or the Executive Committee of the Board of Directors, if any, or the President. The provision will make it more difficult for stockholders to take actions opposed by the Board of Directors.

     Stockholder Action by Written Consent. The Company's Certificate of Incorporation provides that no action required or permitted to be taken at any annual or special meeting of the stockholders of the Company may be taken without a meeting, and the power of stockholders of the Company's to consent in writing, without a meeting, for the taking of any action is specifically denied.

     Advance Notice Requirements for Stockholder Proposals and Director Nominations. The Bylaws provide that stockholders seeking to bring business before an annual meeting of stockholders, or to nominate candidates for election as directors at an annual or special meeting of stockholders, must provide timely notice thereof in writing. In order to be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Company no later than 90 days prior to the meeting; provided, however, that in the event that less than 100 days notice or prior public disclosure of the date of the meeting is given and made to stockholders, notice by the stockholder must be received no later than the close of business on the tenth day following the earlier of the day on which such notice of the date of the meeting was mailed or such public disclosure was made in order to be timely.
The Bylaws specify certain requirements for a stockholder's notice to be in proper form. These provisions may preclude some stockholders from bringing matters before the stockholders at an annual or special meeting or from making nominations for directors at an annual or special meeting.

     MARKET INFORMATION. The Common Stock is quoted on the OTC Bulletin Board under the symbol "RDST".

     TRANSFER AGENT AND REGISTRAR. Montreal Trust Company of Canada serves as the transfer agent and registrar for the Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Stockholders was held on April 26, 1999. Two items of business were acted upon at the meeting: (1) the election of five directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified; and (2) the ratification of the selection of King, Griffin & Adamson P.C. to serve as independent public accountants for the Company for the 1999 fiscal year.

The results of the voting for the election of directors were as follows:


Nominee                            Votes For               Votes Withheld                  Abstentions
Roger D. Bryant                    6,278,604                   1,840                          54,617
Debra L. Burgess                   6,278,604                   1,840                          54,617
Nick DeMare                        6,278,604                   1,840                          54,617
Robert M. Fidler                   6,278,604                   1,840                          54,617
W. Thomas Rinehart                 6,278,604                   1,840                          54,617

Accordingly, each of the five nominees received a plurality of the votes cast and was elected.

The results of the voting on the ratification of the selection of King, Griffin & Adamson P.C. as the Company's independent auditors for the 1999 fiscal year were as follows:


Votes For                                   Votes Against                        Abstentions
6,281,741                                       26,830                              26,490

Accordingly, the number of shares voted for the proposal constitute a majority of the shares entitled to vote thereon, and the selection of King, Griffin & Adamson P.C. as the Company's independent auditors for the 1999 fiscal year was ratified.

ITEM 5.  OTHER INFORMATION

     On February 1, 1999, Canmax Inc., a Wyoming corporation ("Canmax"), was merged into ARDIS Telecom & Technologies, Inc., a Delaware corporation and a wholly-owned subsidiary of Canmax (the "Company") to effect the reincorporation (the "Reincorporation") of Canmax under the laws of the State of Delaware. The reincorporation merger was approved on December 7, 1998 by the holders of more than a majority of the outstanding shares of common stock of Canmax entitled to vote. As a result of the reincorporation, all of the outstanding shares of Canmax, no par value per share, were exchanged on a share-for-share basis for shares of common stock, $.001 par value per share, of the Company. The common stock of Canmax Inc. was registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, as amended ("Exchange Act"). Pursuant to Rule 12g-3(a) under the Exchange Act, the Company's common stock is deemed to be registered under Section 12g of the Exchange Act.

On May 4, 1999, the Company repaid the balance of the amounts outstanding ($500,000) under the Loan Agreement with Founders Equity Group, Inc., and the Company's obligations under the Loan Agreement were terminated.

In early June of 1999, Simplified Telesys completed the installation of the Company's telecommunications platform and switch software and, on June 4, 1999, the Company paid to Simplified Telesys $524,851, representing the second installment for the purchase price for the equipment and software. The Company obtained third party financing for the acquisition of the equipment and software payable in monthly installments of $13,500 and maturing April 13, 2004. The loan is secured by cash, collateral and marketable securities of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are required to be filed with this quarterly report on Form 10-Q:

ITEM 7

     2.1 Agreement and Plan of Merger dated as of February 1, 1999 among ARDIS Telecom & Technologies, Inc. and Canmax Inc.

     3.1 Certificate of Incorporation of ARDIS Telecom & Technologies, Inc. (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference).

     3.2            Bylaws of ARDIS Telecom & Technologies, Inc. (filed as
                    Exhibit 3.4 to the Company's Annual Report on Form 10-K for the year ended October 31, 1998 and incorporated herein by reference).

     4.1 Registration Rights Agreement between the Company and Dodge Jones Foundation (filed as Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 and incorporated herein by reference)

     4.2 Registration Rights Agreement between the Company and Founders Equity Group, Inc. (filed as Exhibit 4.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1997 and incorporated herein by reference)

     11 Statement re Computation of Per Share Earnings (filed herewith).

     27             Financial Data Schedule (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ARDIS Telecom & Technologies, Inc.
                                                   (Registrant)

DATE: June 14, 1999                     /s/   Debra L. Burgess
      -------------------              ---------------------------------
                                         Debra L. Burgess
                                         Executive Vice President,
                                         Treasurer, Chief Operating
                                         Officer and Chief Financial
                                         Officer