Form 10-Q
period 1999-07-31
ARDIS TELECOM & TECHNOLOGIES INC
filed 1999-09-14
CIK 913659

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended July 31, 1999
                                                           -----------
                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of September 14, 1999, 6,861,005 shares of common stock, $.001 par value per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

                           CONSOLIDATED BALANCE SHEETS

                                                                                          July 31,              October 31,
                                                                                            1999                   1998
                                                                                        ------------           ------------
                                                                                        (Unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash                                                                                 $  2,800,307           $    207,609
   Trade accounts receivable, net of allowance of doubtful
     accounts of $321 and $0 in 1999 and 1998, respectively                                  274,621                292,086
   Accounts Receivable-Other                                                                  27,151                     --
   Inventory                                                                                 116,522                229,672
   Deposits                                                                                  170,347                     --
   Prepaid expenses and other                                                                111,041                 29,002
   Current portion of long-term receivable                                                   267,555                177,845
   Current assets of discontinued operations                                                      --              2,305,502
                                                                                        ------------           ------------
     Total current assets                                                                  3,767,544              3,241,716
                                                                                        ------------           ------------

PROPERTY AND EQUIPMENT, net                                                                1,050,350                 59,135
PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS, net                                            --                524,849
LONG-TERM RECEIVABLE, net of current portion                                                 228,581                397,851
OTHER ASSETS                                                                                  29,401                 17,387
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                                                       --              1,049,641
                                                                                        ------------           ------------
TOTAL ASSETS                                                                            $  5,075,876           $  5,290,579
                                                                                        ============           ============

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Trade accounts payable                                                               $    179,951           $    622,836
   Accrued liabilities                                                                       117,240                227,578
   Deferred revenue                                                                           12,743                 46,033
   Advances from shareholder                                                                      --              1,500,000
   Current liabilities of discontinued operations                                                 --              1,683,591
   Note payable - current                                                                    162,000                     --
                                                                                        ------------           ------------
     Total current liabilities                                                               471,934              4,080,038
                                                                                        ------------           ------------
LONG-TERM LIABILITIES
   Note payable - long-term                                                                  602,500                     --
   Long-term payables of discontinued operations                                                  --                146,693
                                                                                        ------------           ------------
     Total long-term liabilities                                                             602,500                146,693
                                                                                        ============           ============
SHAREHOLDERS' EQUITY
   Common stock, 44,169,100 shares authorized; 6,861,005 and 6,611,005 shares, no par value per share, issued and outstanding at July 31, 1999 and
   October 31, 1998, respectively                                                         24,938,974             24,858,809
   Accumulated deficit                                                                   (20,937,532)           (23,794,961)
                                                                                        ------------           ------------
     Total shareholders' equity                                                            4,001,442              1,063,848
                                                                                        ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  5,075,876           $  5,290,579
                                                                                        ============           ============


See accompanying notes.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                         JULY 31,                               JULY 31,
                                                              ------------------------------        ------------------------------
                                                                  1999              1998                1999               1998
                                                              -----------        -----------        -----------        -----------

REVENUES
   Prepaid phone cards and other                              $   500,107        $   110,722        $ 2,888,846        $   110,722
   Prepaid phone cards - USCommunications                              --            161,141                 --            709,525
                                                              -----------        -----------        -----------        -----------
     Total revenues                                               500,107            271,863          2,888,846            820,247
                                                              -----------        -----------        -----------        -----------
COSTS AND EXPENSES
   Prepaid phone cards and other                                  535,869            226,630          2,691,738            226,630
   Prepaid phone cards -- USCommunications                             --            121,523                 --            565,151
   Sales & marketing                                              323,088            126,775            802,879            126,775
   General & administrative                                       566,919             85,488          1,513,271             85,488
   Selling, general & administrative - USCommunications                --                 --                 --            499,970
   Depreciation and amortization                                   16,183             84,716             38,080             84,716
                                                              -----------        -----------        -----------        -----------
     Total cost of revenues                                     1,442,059            645,132          5,045,968          1,588,730
                                                              -----------        -----------        -----------        -----------
OTHER INCOME (EXPENSES)
   Interest expense                                               (23,138)           (55,546)           (81,187)          (129,396)
   Interest income                                                 42,859              9,964            116,823             28,615
   Loss on disposal of USCommunications                                --         (1,155,385)                --         (1,155,385)
                                                              -----------        -----------        -----------        -----------
     Total other income (expenses)                                 19,721         (1,200,967)            35,636         (1,256,166)
                                                              -----------        -----------        -----------        -----------
NET LOSS FROM CONTINUING OPERATIONS                              (922,231)        (1,574,236)        (2,121,486)        (2,024,649)

DISCONTINUED OPERATIONS
   Income (loss) from operation of software business,
     net of income taxes of $0                                         --             81,851            218,376           (829,666)
   Gain on sale of software business, net of income
     taxes of $0                                                1,378,525                 --          4,760,537                 --
                                                              -----------        -----------        -----------        -----------
NET INCOME (LOSS)                                             $   456,294        $(1,492,385)       $ 2,857,427        $(2,854,315)
                                                              ===========        ===========        ===========        ===========
BASIC EARNINGS (LOSS) PER SHARE:
   Continuing operations                                      $     (0.13)       $     (0.22)       $     (0.31)       $     (0.28)
   Discontinued operations                                           0.20               0.01               0.73              (0.11)
                                                              -----------        -----------        -----------        -----------
   Net earnings (loss)                                        $      0.07        $     (0.21)       $      0.42        $     (0.39)
                                                              ===========        ===========        ===========        ===========
DILUTED EARNINGS (LOSS) PER SHARE:
   Continuing operations                                      $     (0.13)       $     (0.22)       $     (0.31)       $     (0.28)
   Discontinued operations                                           0.20               0.01               0.73              (0.11)
                                                              -----------        -----------        -----------        -----------
   Net earnings (loss)                                        $      0.07        $     (0.21)       $      0.42        $     (0.39)
                                                              ===========        ===========        ===========        ===========
SHARES USED IN THE CALCULATION OF PER SHARE AMOUNTS:
   Basic common shares                                          6,861,005          7,294,338          6,782,250          7,361,005
   Dilutive impact of stock options and warrants                       --                 --                 --                 --
                                                              -----------        -----------        -----------        -----------
   Diluted common shares                                        6,861,005          7,294,338          6,782,250          7,361,005
                                                              -----------        -----------        -----------        -----------


See accompanying notes.

                            ARDIS TELECOM & TECHNOLOGIES, INC.
                                      AND SUBSIDIARIES
                                   (Formerly Canmax Inc)

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)


                                                                                             NINE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                      ----------------------------------
                                                                                          1999                   1998
                                                                                      -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                     $ 2,857,427           $(2,854,315)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) continuing operating activities:
   Loss (income) from discontinued operations                                            (218,376)              829,666
   Gain on disposal of software business                                               (4,760,537)                   --
   Loss on disposal of USC                                                                     --             1,568,076
   Stock issued for services                                                               74,225                    --
   Warrants issued for services                                                             5,942                    --
   Depreciation and amortization                                                           27,559                12,000
   Bad debt reserve                                                                           321                    --
(Increase) decrease in:
   Trade accounts receivable                                                              (10,007)             (113,250)
   Inventory                                                                              113,150               (30,425)
   Prepaid expenses and other                                                             (82,039)              (45,000)
   Deposits and  other assets                                                            (182,361)              (10,000)
Increase (decrease) in:
   Trade accounts payable and accrued liabilities                                        (510,299)              626,676
   Deferred revenue                                                                       (33,290)               65,401
                                                                                      -----------            -----------
Net cash provided by (used in) operating activities from
continuing operations                                                                  (2,718,285)               48,829
                                                                                      -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of software business                                                 6,832,773                    --
Purchase of property and equipment                                                     (1,018,774)              (50,000)
Payments on note receivable                                                                58,006              (696,961)
                                                                                      -----------            -----------
Net cash provided by (used in) investing activities of continuing operations            5,872,005              (746,961)
                                                                                      -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from convertible debenture - shareholder                                              --             1,500,000
Repayment of convertible debenture - shareholder                                       (1,500,000)                   --
Proceeds from notes payable                                                               805,000                    --
Payments on notes payable                                                                 (40,500)                   --
                                                                                      -----------            -----------
Net cash provided by (used in) financing activities of continuing operations             (735,500)            1,500,000
                                                                                      -----------            -----------
Cash provided by (used in) discontinued operations                                        174,478              (769,768)
                                                                                      -----------            -----------
NET INCREASE IN CASH                                                                    2,592,698                32,100
Cash at beginning of period                                                               207,609               128,871
                                                                                      -----------            -----------
Cash at end of period                                                                 $ 2,800,307            $  160,971
                                                                                      ===========            ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
   Cash paid for interest                                                             $    41,319            $  116,935
                                                                                      ===========            ===========
   Offset of accounts payable against notes receivable                                $    21,554            $       --
                                                                                      ===========            ===========


See accompanying notes.

                       ARDIS TELECOM & TECHNOLOGIES, INC.
                                AND SUBSIDIARIES
                              (Formerly Canmax Inc)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended July 31, 1999 are not necessarily indicative of the results that may be expected for the year ending October 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended October 31, 1998.

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

During 1998, the Company began competing in the telecommunications market through its wholly-owned subsidiary, Canmax Telecom, Inc. ("Telecom"). Telecom's operations include mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers (the "Telecommunications Business"). In August 1998, the Company entered into an agreement with PT-1 Communications, Inc. ("PT-1"). The agreement provides for PT-1 to supply long distance telecom and debit services, for use in the Company's marketing and distribution of domestic and international prepaid long distance calling cards. The relationship with PT-1 continued through July 31, 1999, until the Company established its own facilities based operations.

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

NOTE B - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

Four customers accounted for approximately 25% of revenues during the nine month period ended July 31, 1999 and, three of the four customers are affiliates of PT-1. Three of those same four customers made up approximately 78% of the trade accounts receivable balance at July 31, 1999. The Company generally does not require collateral for its trade accounts. The Company has a note receivable and accrued interest from its former subsidiary, US Communication Services, Inc. ("USC"), under which approximately $496,000 in principal was outstanding at July 31, 1999. On August 17, 1999, USC commenced voluntary bankruptcy proceedings under Chapter 11 of the Bankruptcy Code. See Note J, Subsequent Events. The note is secured by a lien on all of USC's assets, bears interest at 12% per annum, is payable in monthly installments of principal and interest and matures June 15, 2001.

NOTE C - DEPOSITS

During the quarter, the Company paid $140,000 in security deposits related to carrier contracts, and approximately $30,000 for building and trade show deposits.

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

Interest expense in connection with Founders debt was $35,777 for the nine month period ended July 31, 1999.

NOTE E - NOTES PAYABLE

On April 13, 1999, the Company executed a loan agreement with Bank One for $805,000. The loan bears interest at prime less .5%, is payable in monthly installments of $13,500 plus interest beginning May 13, 1999, and matures April 13, 2004. The loan is secured by cash equivalents of $900,000. The purpose of this loan was to purchase the telephone switch and software to run the switch.


NOTE F - DISCONTINUED OPERATIONS


On December 7, 1998, the Company sold substantially all of the assets of CRSI. Pursuant to the terms of the Purchase Agreement, the Company sold the assets and received $4,000,000 at closing and transferred certain liabilities arising from the Software Business. On January 21, 1999, the purchaser and the Company calculated the net working capital (generally current assets other than cash minus current liabilities) as of the closing date, and the purchaser received an amount equal to the negative difference between the net working capital as of the closing of $230,083. The Company recorded an initial gain on the sale of the Software Business of $2,015,494. The gain is calculated as net proceeds of $3,769,917 less net assets of $1,693,259 less legal and accounting fees related to the sale of $61,164. Ardis was entitled, upon the sale of the software business, to receive additional deferred payments of up to an additional $3,625,000 calculated at the end of each calendar quarter during the twelve month period commencing on January 1, 1999. Each deferred payment is calculated based upon the cumulative level of revenue attributable to the Software Business from January 1, 1999 through the end of each three month period through December 31, 1999, and equals (a) the sum of (i) 75% of all such revenues greater than $4 million and less than or equal to $7 million plus (ii) 13.75% of all such revenues greater than $7 million or less than or equal to $17 million, minus (b) the sum of any deferred payments previously made.

As of July 31, 1999, the Company has received total payments relating to the additional consideration of approximately $3,063,000 and expects to earn out the balance of the deferred payment of approximately $562,000 by its fiscal year end of October 31, 1999. These payments have been recorded as additional gain on the sale of the Software Business, reduced by costs associated with the sale.

Summarized operating results of the discontinued Software Business operations are as follows:

                                           Period from
                                            November 1,      Nine months
                                              Through           Ended
                                            December 7,        July 31,
                                                1998             1998
                                           ------------     ------------
      Revenues                             $  1,686,945     $  5,762,274
      Costs and expenses                      1,468,569        6,591,940
                                           ------------     ------------
      Net income (loss)                    $    218,376     $   (829,666)
                                           ============     ============


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

NOTE H - COMMITMENTS

On April 15, 1999, the Company agreed to purchase from Simplified Telesys a telecommunications services platform and switch software for approximately $805,000, $200,000 of which was paid upon execution of the agreement. In early June of 1999, Simplified Telesys substantially completed the installation of the telecommunications platform and software and on June 4, 1999, the Company paid the second installment of the purchase price for the equipment and software of approximately $525,000. The balance is due upon the Company's full acceptance of the platform and software.

NOTE I - YEAR 2000

The Company has completed an assessment of the impact of Year 2000 issues on its internal systems and determined that the cost for any modifications or replacements will be immaterial and not exceed $50,000. The Company has completed communications with all of its significant suppliers and customers to determine the extent to which the Company's internal systems and developed software products are vulnerable to those third parties failure. In connection with the sale of the Software Business, the Company and the purchaser of the Software Business conducted a Year 2000 compliance audit of software and systems developed by the Company. Such audit did not reveal any material items of noncompliance, and the Company does not expect to incur any material expenses to cause its developed software and systems to become Year 2000 compliant.

NOTE J - SUBSEQUENT EVENTS

On August 17, 1999, USC commenced a voluntary Chapter 11 reorganization proceeding before the United States Bankruptcy Court for the Southern District of California. Upon the rescission of the Company's acquisition of USC in June of 1998, USC consolidated its then existing debt obligations into a promissory note, of which approximately $496,000 of principal remains outstanding, as reflected on the books and records of the Company. At the present time, the Company asserts a valid and perfected first lien security interest in substantially all material assets of USC and full satisfaction of the debt obligation is expected notwithstanding commencement of the reorganization case. Further, USC has prepared a stipulation for filing with the Bankruptcy Court which indicates its intent to make all payments due on its debts to the Company during the pendency of the bankruptcy case when such payments become due and payable in the ordinary course of its business operations. At present, the Company believes the debt owed by USC is fully secured by the assets, which are subject to its lien. However USC has not provided any substantial post-petition financial information, and therefore the actual realization of this debt obligation may still be impacted through the course of subsequent events during the bankruptcy proceeding of USC.

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

In August, the Company successfully completed the installation and testing of its facilities-based telecommunications operations. Toward the end of August, the Company began supplying small quantities of phone cards to the market which it had produced and for which the Company provides all the services. The quality of the service and the capacity of the system were closely monitored, and once they were judged to be acceptable, around the first of September, larger quantities of cards were supplied to the market. The Company believes that its telecommunication switching facilities and its enhanced services platform are now capable of supporting its aggressive revenue growth expectations.

Additionally, subsequent to the quarter, the Company has implemented a strategy to consolidate previously fragmented distribution in its marketplace. By establishing key regional distribution centers, staffed primarily by former wholesale suppliers with established markets and customer bases, the Company believes it will be able to significantly enhance its ability to control the movement of its product in targeted market areas across the country. The Company has now opened four regional offices and expects to add additional territories in the near future.

The following discussion should be read in conjunction with the Company's Form 10-K/A and the consolidated financial statements for the years ended October 31, 1998, 1997 and 1996; the Company's Form 10-Q/A for the quarter ending July 31, 1998; and the consolidated financial statements and related notes for the quarter ended July 31, 1999 found elsewhere in this report.

RESULTS OF OPERATIONS

In the later part of fiscal 1996, the Company decided that it was critical that it expands its market beyond one vertical market and one large customer. After evaluating a number of alternative strategies, the Company decided that the rapidly expanding telecommunications market presented an opportunity to utilize some of the technology and support capabilities that it had developed through its Software Business. The Company chose to make its entry into the telecommunications industry via the prepaid long distance market.

On January 30, 1998, the Company acquired USCommunications ("USC"). Effective May 27, 1998, the Company and principals of USC agreed to rescind the USC acquisition. Following its entry into the Telecommunications Business, the Company formed Canmax Telecom, Inc.(now known as "RDST, Inc."), its telecommunications operating company and a wholly-owned subsidiary, and has established sales and marketing activities in four principle marketing channels for its prepaid phone card program, including (a) wholesale and retail sales through independent distributors, (b) direct sales to retail stores, (c) telemarketing sales to retail stores, and (d) promotional and specialty marketing sales to businesses. The initial product used to introduce the Company's Telecom division to the market was referred to as the Latino Card, as it was targeted to the long distance market for calls originating within the continental United States to certain Latin American countries. Services required to offer this card were provided by USC, and the Company continued to purchase those services from USC following the rescission of the acquisition.

The Company then established a strategic relationship with PT-1 Communications, Inc., the nation's largest prepaid card provider, and began marketing prepaid phone cards with services provided by PT-1 in the latter part of August, 1998. This relationship enabled the Company to pursue its rapid growth plan in the prepaid market prior to the commitment of a large facilities investment. At that time, the Company discontinued purchasing any services from USC except those required to complete the operation of the already distributed Latino Cards. The relationship with PT-1 continued through July 31, 1999, until the Company established its own facilities based operations. Although the relationship accomplished most of the Company's objectives in the early stages, the financial attractiveness declined considerably in the latter months. The products became uncompetitive before the Company was able to release its own products to the market, and consequently both revenues and margins suffered.

During the third fiscal quarter of 1999, the Company spent approximately $1.0 million for capital investments in its Telecommunications Business to purchase and develop its telecommunications platform. In late July of 1999, the Company began operating its own calling card platform and switch and marketing its own calling cards. The Company expects that future revenues will be primarily derived from its own calling cards, and that revenue associated with the sale of the PT-1 calling cards will decrease. Although the Company does not anticipate any substantial additional capital expenditures, the dynamic nature and potential rapid growth of the Company's Telecommunication business would require additional capital purchases during fiscal 1999. The Company believes it will be able to internally fund additional infrastructure development through operations. The Telecommunications Business was launched during the second quarter of 1998. The Company's interim financial statements for the three-month and nine-month periods ended July 31, 1999 and management's discussion and analysis of the results of operations for such period reflect the results of operations of the Telecommunications Business only. The results of operations of the Software Business have been condensed into the line item caption "Discontinued Operations" in the Company's financial statements and, because the Software Business has been discontinued, management has not discussed the results of operations for the Software Business for the three month and nine month periods ended July 31, 1999 as compared to the same period in 1998.

For the three months and nine months ended July 31, 1998, a large portion of the Telecommunications Business revenues and expenses were generated as a result of the acquisition of USC. During this period, revenue recognition originated from customer usage of prepaid calling cards. The Company sold cards to retailers and distributors at a fixed price, with the related cost of the calls being determined as the cards were used and the calls were made. When the retailer or distributor was invoiced, deferred revenue was recorded. The Company recognized this deferred revenue as the customer utilized the calling time and upon expiration of the cards containing unused calling time.

For the three months and nine months ended July 31, 1999, revenues and expenses of the Telecommunications Business were generated solely through the relationship with PT-1. Through July 31, 1999 the Company sold cards purchased from PT-1 to retailers, distributors, and the Company's vending machine routers in a simple buy/sell relationship. That is, the cost of the cards is predetermined and the amount of revenue and related cost of the card are known and earned at the time that the card is sold to the retailer. Therefore, revenue and costs of that revenue are recognized at the time of sale.

Due to the differences between the USC and PT-1 phone cards and their appropriate revenue recognition treatments and the fact that the USC acquisition was rescinded, the following discussion for the three and nine month periods ended July 31, 1999 and 1998 presents the results of operations separately.


REVENUE

PT-1 Revenues

Pre-paid calling card revenues from continuing operations for the three months and nine months ended July 31, 1999 was approximately $500,000 and $2,889,000, respectively. Sales for the three months and nine months ended July 31, 1998 was approximately $111,000. These sales included the Latino card and some PT-1 card sales.

USC Revenues

Due to the rescission of the USC acquisition in May 1998, there are no revenues attributable to USC for the three months and nine months ended July 31, 1999. Revenues generated by USC for the three and nine months ended July 31, 1998 were $161,000 and $710,000 respectively.

EXPENSES

PT-1 Expenses

Costs of revenues from continuing operations for the three months and nine months ended July 31, 1999 was approximately $536,000 and $2,692,000, respectively. Included in the quarterly costs were approximately $69,000 related to non-activated and expired PT-1 calling cards that have been destroyed. The remaining $466,000 costs of revenues are mainly composed of pre-paid calling card activation costs, printing and freight costs. The initial Latino and PT-1 phone card cost of revenues in the three months and nine months ended July 31, 1998 was $227,000.

General and administrative costs attributable to continuing operations for the three months and nine months ended July 31, 1999 was approximately $567,000 and $1,513,000 respectively. These costs were primarily comprised of management, accounting, legal and overhead expenses.

Sales and marketing costs attributable to continuing operations for the three months and nine months ended July 31, 1999 was approximately $323,000 and $803,000 respectively. Included in these costs are wages, travel and promotional expenses.

Interest expense attributable to continuing operations for the three months and nine months ended July 31, 1999 was approximately $23,000 and $81,000 respectively. The expense for the quarter solely is associated with indebtedness outstanding under the loan agreement with Bank One. On May 4, 1999, the Company repaid the balance of the amounts outstanding ($500,000) under the loan agreement with Founders and the Company's obligations under the loan agreement were terminated.

USC Expenses

Costs of revenues generated by USC for the three and nine months ended July 31, 1998 were approximately $122,000 and 565,000 respectively.

Selling, general and administrative costs related to USC for the three and nine months ended July 31, 1998 were approximately $500,000.

As a result of the foregoing, the Company incurred a net loss from continuing operations for the three and nine months ended July 31, 1999 of approximately $922,000 and $2,121,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Upon consummation of the Software Business Sale on December 7, 1998, the Company received its initial installment of $4.0 million from ACS, approximately $1.1 million of which was used to repay amounts owed to Founders under the Loan Agreement and $250,000 of which was used to pay transaction expenses. During the third fiscal quarter of 1999, the Company spent approximately $1.0 million for capital investments in the Telecommunications Business to purchase and develop its telecommunications platform. The investments were primarily financed through bank loans secured by the Company's cash collateral. Although the Company does not anticipate any additional substantial capital expenditures in fiscal 1999, the Company's anticipated growth may require additional capital purchases in fiscal 1999. The Company plans to internally fund any additional infrastructure development through operations of the Telecommunications Business. The Company believes existing capital resources and cash from operations will be sufficient to meet the Company's capital and liquidity needs through fiscal 1999.

At July 31, 1999, the Company had cash and cash equivalents of approximately $2,800,000, up from approximately $161,000 for the same period in 1998, an increase of $2,639,000. This increase is primarily attributable to cash proceeds received from the sale of the Software Business.

Cash used in continuing operating activities totaled $2,718,000 for the nine months ended July 31, 1999, and was comprised of the Company's net income of $2,857,000, adjusted for: gains from discontinued operations of $218,000; gain on disposal of the Software Business of $4,761,000, issuance of common stock to employees totaling $74,000; depreciation of $28,000; and net changes in operating assets and liabilities of $705,000. Cash provided by operating activities in the first nine months of 1998 totaled $49,000.

Cash provided by investing activities of continuing operations for the nine months ended July 31, 1999 totaled $5,872,000 and was primarily comprised of proceeds from the sale of the Software Business of $6,833,000, reduced by purchases of property and equipment of $1,019,000, and payments of approximately $58,000 on the USC note receivable. Cash used in investing activities of continuing operations for the nine months ended July 31, 1998 totaled $747,000. The 1998 balance primarily reflects the funds provided to USC in the form of a note receivable of approximately $697,000.

Cash used in financing activities for continuing operations for the nine months ended July 31, 1999 totaled $736,000 reflecting $1,500,000 repayment of borrowings under the Loan Agreement that was entered into during fiscal 1998 and proceeds from notes payable of $805,000. Cash provided by financing activities for the nine months ended July 31, 1998 totaled $1,500,000. Due to the sale of the Software Business, the Company was able to eliminate its outstanding borrowings associated with the Founders Group, and, subsequently secured a loan with Bank One for the purpose of purchasing the telecommunications platform and software.

Current assets from continuing operations totaled $3,738,000 at the end of the third quarter of 1999, resulting in net working capital from continuing operations of $3,296,000. Accounts receivable trade totaled $275,000 at July 31, 1999 and represented 7.3% of current assets from continuing operations. Accounts receivable includes three significant accounts, which comprised approximately 78% of total trade accounts receivable from continuing operations. Two of the three customers are affiliates of PT-1.

Net property and equipment from continuing operations totaled $1,050,000 at the end of the third quarter of 1999. The majority of property and equipment is comprised of the Company's telecommunication's platform acquired in the current quarter.

Current liabilities from continuing operations totaled $472,000 at the end of the third quarter of 1999, including balances in accounts payable of $180,000, accrued liabilities of $117,000 and the current portion of the note payable of $162,000.

In connection with the rescission of the Company's acquisition of USC, USC executed a note payable to the Company in the amount of approximately $725,000. The USC note matures on June 15, 2001, and is payable in monthly installments on the fifteenth day of each month. Monthly payments through the maturity date are approximately $22,000. The USC note is secured by a lien on all of USC's assets. As of July 31, 1999, approximately $496,000 remained outstanding under the USC note. The current portion of the note receivable totaled $268,000 at July 31, 1999. On August 17, 1999, USC commenced voluntary bankruptcy proceedings under Chapter 11 of the Bankruptcy Code. See item 5, Other Information.

IMPACT OF YEAR 2000

The Company has completed an assessment of the impact of Year 2000 issues on its internal systems and determined that the cost for any modifications or replacements will be immaterial and not exceed $50,000. The Company has completed communications with all of its significant suppliers and customers to determine the extent to which the Company's internal systems and developed software products are vulnerable to those third parties failure. In connection with the Software Business Sale, the Company and ACS conducted a Year 2000 compliance audit of software and systems developed by the Company. Such audit did not reveal any material items of noncompliance, and the Company does not expect to incur any material expenses to cause its developed software and systems to become Year 2000 compliant.

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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On August 17, 1999, USC commenced a voluntary Chapter 11 reorganization proceeding before the United States Bankruptcy Court for the Southern District of California. Upon the rescission of the Company's acquisition of USC in June of 1998, USC consolidated its then existing debt obligations into a promissory note, of which approximately $496,000 of principal remains outstanding, as reflected on the books and records of the Company. At the present time, the Company asserts a valid and perfected first lien security interest in substantially all material assets of USC and full satisfaction of the debt obligation is expected notwithstanding commencement of the reorganization case. Further, USC has prepared a stipulation for filing with the Bankruptcy Court which indicates its intent to make all payments due on its debts to the Company during the pendency of the bankruptcy case when such payments become due and payable in the ordinary course of its business operations. At present, the Company believes the debt owed by USC is fully secured by the assets, which are subject to its lien. However, USC has not provided any substantial post-petition financial information, and therefore, the Company cautions that the actual realization of this debt obligation may still be impacted through the course of subsequent events during the bankruptcy proceeding of USC.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are required to be filed with this quarterly report on Form 10-Q:

     11 Statement re Computation of Per Share Earnings (filed herewith). 27 Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-k- None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ARDIS Telecom & Technologies, Inc.
                                         (Registrant)

DATE: September 14, 1999                    /s/   Debra L. Burgess
      --------------------------         ----------------------------------
                                           Debra L. Burgess
                                           Executive Vice President,
                                           Treasurer, Chief Operating
                                           Officer and Chief Financial
                                           Officer