Form 10-K
period 1999-10-31
DIAL THRU INTERNATIONAL CORP
filed 2000-01-31
CIK 913659

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------
                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the fiscal year ended October 31, 1999 or

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the transition period from                to               .

                         Commission File Number 0-22636

                               ----------------
                      DIAL-THRU INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                               75-2801677
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)

               8100 JETSTAR DRIVE, SUITE 100 IRVING, TEXAS 75063
                    (Address of principal executive offices)
                                   (Zip Code)

                                  972-929-1920
              (Registrant's telephone number, including area code)

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class

                         Common Stock, $0.001 Par Value

                               ----------------
   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amount to this Form 10-K or any amount to this Form 10-K. [_]

   As of January 14, 2000, 7,881,004 shares of Common Stock were outstanding. The aggregate market value of the 5,498,906 shares of Common Stock held by nonaffiliates of Dial-Thru International Corporation, formerly known as ARDIS Telecom & Technologies, Inc., as of such date approximated $18,902,500 using the beneficial ownership rules as adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude stock that may be beneficially owned by directors, executive officers or ten percent stockholders, some of whom might not be held to be affiliates upon judicial determination.

                       DOCUMENT INCORPORATED BY REFERENCE

   Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders, Dial-Thru International Corporation formerly known as ARDIS Telecom & Technologies, Inc., to be filed with Securities and Exchange Commission on or before February 29, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORWARD-LOOKING STATEMENTS

   With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding the Company's belief of the sufficiency of capital resources and its ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors providing prepaid phone card services or using voice over Internet protocol ("VoIP") to provide telecommunications services over the Internet, (b) the relatively low barriers to entry for start-up prepaid operators and companies using VoIP to provide telecommunications services over the Internet, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular prepaid card company or provider of services over the Internet, (e) the Company's dependence upon favorable pricing from its suppliers to compete in the prepaid phone card industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) the failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand ,technological developments and industry standards that characterize the industry. The Company does not undertake to update any forward-looking statements contained herein. For a discussion of these factors and others, please see "Certain Business Factors" in Item 1 of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K.

                                     PART I

Item 1. Business

                                  THE COMPANY

   Throughout this Annual Report, the term "Company" refers to Dial-Thru International Corporation, a Delaware corporation formerly known as ARDIS Telecom & Technologies, Inc., successor by merger to Canmax Inc. The Company was incorporated on July 10, 1986 under Company Act of the Province of British Columbia, Canada. On August 7, 1992, the Company renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994 its name was changed to "Canmax Inc." The Company was listed on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market from February 10, 1994 through June 8, 1998. On February 1, 1999, the Company consummated a merger into a wholly owned subsidiary to effect the reincorporation of the Company under the laws of the State of Delaware under the name "ARDIS Telecom & Technologies, Inc." On November 2, 1999, the Company acquired substantially all of the business and assets of Dial-Thru International Corporation, a California corporation, along with the rights to the name "Dial-Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom & Technologies, Inc. to "Dial-Thru International Corporation." The Company's common stock currently trades on the OTC Bulletin Board, under the symbol "DTIX."

   Prior to December 7, 1998, the Company operated in both the software and telecommunications industries. On December 7, 1998, the Company sold its retail automation software business (the "Software Business") to Affiliated Computer Services, Inc. ("ACS"). Therefore, the Company no longer engages in the Software Business, and is now operating only in the telecommunications industry (the "Telecommunications Business"). During fiscal 1999, the Software Business accounted for approximately 35% of the Company's revenues (approximately $1.7 million) and 17% of the Company's cost and expenses (approximately $1.5 million). In fiscal 1999, the Company recorded income from the Software Business of $218,000 and a gain on the sale of the Software Business of $5.3 million. During the fiscal year ended October 31, 1998, the Software Business accounted for 81% of the Company's revenues (approximately $9.38 million), 72% of the Company's costs and expenses (approximately $9.48 million) and 4% of the Company's losses (approximately $103,000). The Software Business accounted for all of the Company's revenues, costs and expenses and earnings for all fiscal years through and including October 31, 1997.

   The Company's principal executive offices are located at 8100 Jetstar Drive, Suite 100, Irving, Texas 75063, and its telephone number is (972) 929-1920.

Telecommunications Business

 General

   In the latter part of fiscal 1996, the Company decided that it needed to expand its business operations beyond the single vertical market and one large customer that dominated its Software Business. After evaluating a number of alternative strategies, the Company decided that the rapidly expanding telecommunications market presented an opportunity to utilize some of the technology and support capabilities that it had developed through its Software Business. The Company chose to make its entry into the telecommunications industry via the pre-paid long distance market.

   On January 30, 1998, the Company acquired USCommunication Services, Inc. ("USC") in a private stock transaction. USC provided a number of telecommunication and internet products and services, including prepaid phone cards, public internet access kiosks, and pay telephones. USC primarily marketed its products and services to individuals and businesses in the transportation industry through national and regional truckstops and trucking fleets. USC's products were sold at selected locations throughout the U.S., such as locations operated by Pilot Travel Centers, Petro Stopping Centers and All American Travel Centers. USC also marketed its services directly through prepaid phone card recharge sales. The Company concluded its acquisition of USC believing that it would provide the Company with access to the telecommunications market. Certain capabilities of USC, along with distribution channels, failed to meet the expectations of the Company. On June 15, 1998, the Company executed an agreement with the former principals of USC to rescind the USC acquisition effective May 27, 1998.

   During its experience with USC, the Company decided to develop its in-house capabilities to expand its telecommunications operations. The Company chose to make its entry into the telecommunications industry via the prepaid phone card market. The prepaid phone card industry has grown significantly in recent years and industry estimates project revenue growth from prepaid phone cards in the United States from an estimated $1.5 billion in 1997 to in excess of $5 billion shortly after the year 2000. In August of 1998, the Company entered into an agreement (the "PT-1 Agreement") with PT-1 Communications, Inc. ("PT-1") to acquire long distance telecommunications and debit services for use in the Company's marketing and distribution of domestic and international prepaid phone cards. The Company purchased services from PT-1 until mid-1999 when it launched its facilities-based telecommunication operations. The Company presently conducts its domestic prepaid phone card business through RDST, Inc., a wholly owned subsidiary. In the second quarter of fiscal 1999, the Company purchased telecommunications switching equipment and an enhanced services platform. Following a period of development, implementation and testing, the Company commenced operations as a facilities-based carrier in the fourth quarter of 1999. Calls made with the Company's prepaid phone cards are now routed through the Company's switching facilities, enabling the Company to compete more effectively on rates to targeted areas and in product offerings to its customers.

   On November 2, 1999, the Company acquired the assets and business of Dial-Thru International Corporation, an international facilities-based carrier. The Company operates the acquired business through its operating subsidiary, Dial-Thru.com.

   The Company expects to combine the domestic phone card operations of RDST, Inc. and the international operations of Dial-Thru.com to create its "Bookend Strategy" to allow it to effectively compete in the international telecommunications market. See "Business Strategy" below. Dial-Thru.com is a provider of a variety of international telecommunications services including international dial-thru, re-origination and Internet fax services. Dial-Thru.com utilizes packetized voice technology and compression techniques, such as Voice over Internet Protocol (VoIP), to improve both the cost and quality of telecommunications transmissions. The Company believes that, after achieving a market presence, it will be a strong competitor in the telecommunications industry.

 Regulatory Environment

   Domestic Prepaid Phone Card Services. Businesses offering prepaid phone cards are subject to federal and state governmental regulations applicable to providers of long distance telephone services. At the federal level, the industry is regulated by the Federal Communications Commission (the "FCC"), while at the state level, telecommunication service providers are subject to regulation by various state agencies. Federal regulations require that long distance telephone service providers maintain both domestic interstate and international tariffs that contain the then effective rates, terms and conditions of service. Intrastate long distance telecommunication service providers are also subject to various state regulations, which typically require prior state certification, notification and/or registration and tariff approval. Generally, companies offering such services must obtain and maintain certificates of public convenience and necessity from state regulatory authorities in each state in which they offer service, and file tariffs and obtain tariff approval prior to providing intrastate telecommunication services. The Company has obtained the necessary state and federal regulatory approvals for operating its debit platform and switching facilities in the United States.

   Regulation of Internet Telephony and the Internet. The use of the Internet to provide telephone service is a recent market development. Currently, the FCC is considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony. On April 10, 1998, the FCC issued its report to Congress concerning the implementation of the universal service provisions of the Telecommunications Act. In the report, the FCC indicated that it would examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC noted that it did not have, as of the date of the report, an adequate record on which to make a definitive pronouncement, but that the record suggested that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain services are subject to FCC regulation as telecommunications services, the FCC may require providers of Internet telephony services to make universal service fund contributions, pay access charges or be subject to traditional common carrier regulation. It is also possible that PC-to-phone and phone-to-phone services may be regulated by the FCC differently. In addition, the FCC sets the access charges on traditional telephony traffic and if it reduces these access charges, the cost of traditional long distance telephone calls will probably be lowered, thereby decreasing the Company's competitive pricing advantage.

   Changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes which affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies or other telecommunications companies, could increase the Company's costs of providing service. For example, the FCC recently has determined that subscriber calls to Internet service providers should be classified for jurisdictional purposes as interstate calls. This determination could affect a telephone carrier's cost for provision of service to these providers by eliminating the payment of reciprocal compensation to carriers terminating calls to these providers. The FCC has pending a proceeding to encourage the development of cost-based compensation mechanisms for the termination of calls to Internet service providers. Meanwhile, state agencies will determine whether carriers receive reciprocal compensation for these calls. If new compensation mechanisms increase the costs to carriers of terminating calls to Internet service providers or if states eliminate reciprocal compensation payments, the affected carriers could increase the price of service to Internet service providers to compensate, which could raise the cost of Internet access to consumers.

   In addition, although the FCC to date has determined that providers of Internet services should not be required to pay interstate access charges, this decision may be reconsidered in the future. This decision could occur if the FCC determines that the services provided are basic interstate telecommunications services and no longer subject to the exemption from access charges that are currently enjoyed by providers of enhanced services. Access charges are assessed by local telephone companies to long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per minute basis. The FCC has stated publicly that it would be inclined to hold the provision of phone-to-phone Internet protocol telephony to be a basic telecommunications service and therefore subject to access charges and universal service contribution requirements. In a Notice of Inquiry released September 29, 1999, the FCC again asked for comments on the regulatory status of Internet telephony. Specifically, the FCC asked for comments to address whether Internet telephony service generally, and phone-to-phone service in particular, may be regulated as a basic telecommunications service. If the FCC concludes that any or all Internet telephony should be regulated as basic communications service, it eventually could require Internet telephony providers to contribute to universal service funds and pay access charges to local telephone companies. The imposition of access charges or universal service contributions would substantially increase the Company's costs of serving dial-up customers.

   To the Company's knowledge, there are currently no domestic and few foreign laws or regulations that prohibit voice communications over the Internet. State public utility commissions may retain jurisdiction to regulate the provision of intrastate Internet telephony services. A number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Other countries permit but regulate Internet telephony. If Congress, the FCC, state regulatory agencies of foreign governments begin to regulate Internet telephony, such regulation may materially adversely affect the Company's business, financial condition or results of operations.

   In addition, access to the Company's services may also be limited in foreign countries where laws and regulations otherwise do not prohibit voice communication over the Internet. The Company has negotiated agreements to provide its services in various countries. No assurances can be given that the Company will continue to be successful in these negotiations.

   Congress has recently adopted legislation that regulates certain aspects of the Internet, including on-line content, user privacy and taxation. For example, the Internet Tax Freedom Act prohibits certain taxes on Internet uses through October 21, 2001. The Company cannot predict whether substantial new taxes will be imposed on its services after that date. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, privacy and digital signatures. Various states have adopted and are considering Internet-related legislation. Increased United States regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect the Company's business, financial condition, results of operations and future prospects.

   The European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive on data protection that imposes restrictions on the processing of personal data which are more restrictive than current United States privacy standards. Under the directive, personal data may not be collected, processed or transferred outside the European Union unless certain specified conditions are met. In addition, persons whose personal data is processed within the European Union are guaranteed a number of rights, including the right to access and obtain information about their data, the right to have inaccurate data rectified, the right to object to the processing of their data for direct marketing purposes and in certain other circumstances, and rights of legal recourse in the event of unlawful processing. The directive will affect all companies that process personal data in, or receive personal data processed in, the European Union, and may affect companies that collect or transmit information over the Internet from individuals in the European Union Member States. In particular, companies with establishments in the European Union may not be permitted to transfer personal data to countries that do not maintain adequate levels of data protection.

   In addition, the European Union has adopted a separate, complementary directive which pertains to privacy and the processing of personal data in the telecommunications sector. This directive establishes certain requirements with respect to, among other things, the processing and retention of subscriber traffic and billing data, subscriber rights to non-itemized bills, and the presentation and restriction of calling and connected line identification. In addition, a number of European countries outside the European Union have adopted, or are in the process of adopting, rules similar to those set forth in the European Union directives. Although the Company does not engage in the collection of data for purposes other than routing calls and billing for its services, the data protection directives are quite broad and the European Union Privacy standards are stringent. Accordingly, the potential effect of these data protection rules on the development of the Company's business is uncertain.

Software Business--Discontinued Operations

   Prior to December 7, 1998, the Company, through its wholly owned subsidiary Canmax Retail Systems, Inc., developed and provided enterprise wide technology solutions to the convenience store and retail petroleum industries. On December 7, 1998, the Company sold its Software Business to Affiliated Computer Services, Inc. ("ACS") for an initial payment of $4.0 million and contingent payments of up to $3.625 million. During the fiscal year ended October 31, 1999, the Company received the full amount of the $3.625 million of contingent payments from ACS. As of October 31, 1998, the Company's Software Business products had been installed in over 5,900 locations. The Company's primary customers of the Software Business included The Southland Corporation ("Southland"), ARCO and the Army and Air Force Exchange.

                               BUSINESS STRATEGY

   The Company's core business operations are in the telecommunications industry, and are concentrated on the marketing of long distance services. The Company has coined the term "Bookend Strategy" to describe its primary focus, which is to establish private line circuits utilizing Voice over Internet Protocol (VoIP) and other digitized voice technologies between selected foreign countries and the United States, and to provide a variety of telecommunications services (including worldwide long distance calling with both foreign and U.S. origination) over these private circuits targeted at retail markets in the foreign countries and corresponding ethnic segments of the domestic market in the United States. The Company's "Bookend Strategy" calls for filling these circuits with wholesale traffic as quickly as possible to grow top line revenues while retail markets are being developed. Developing the retail markets allows the Company to improve margins from the operation of its private IP network while establishing a more stable customer base. Retail products for foreign origination are primarily dial around products that include international dial-thru, re-origination, fax over the Internet, and other services targeted at small and medium sized businesses. Retail products for domestic origination are initially prepaid phone cards targeted at residential customers in the ethnic segments of the United States, with particular focus on those that correspond to foreign markets where the Company operates its direct routes. The Company expects to add additional telecommunications products to expand both its US and foreign markets. These products may include services such as 10 10 XXX, 1+ services and other dial-around services targeted at small to medium size businesses in the U.S., and prepaid products, such as phone cards, targeted at residential customers in foreign markets. The primary objectives of the Company are to develop a strong IP Telephony network, to quickly grow its top line revenues and fully utilize capacity by selling into the wholesale market, and to develop foreign and domestic retail markets to maximize margins and customer retention. The Company also plans to expand services in both foreign and domestic markets to include additional IP Telephony and Internet products.

   A key part of the "Bookend Strategy" is the establishment of direct routes for telecommunications traffic to and from a target country. Once the Company determines that a candidate country presents suitable retail revenue opportunities, it then selects the best manner to establish dedicated connectivity between the United States and that country. Typically, the Company establishes dedicated connectivity by putting into place International Private Leased Circuits (IPLC). The Company must apply the appropriate technology to effectively and efficiently utilize the IPLC lines. The Company has chosen VoIP as the technology to merge its voice and data traffic to fully utilize all circuits to maximize returns.

   The explosive growth of the Internet has accelerated the rapid merger of the worlds of voice-based and data-based communications. By first digitizing voice signals, then utilizing the same packetizing technology that makes the Internet possible (Internet Protocol or IP), IP Telephony was born. IP Telephony not only provides for a cost effective manner in which to perform the signal compression needed to maximize the return from the use of the IPLC lines, but in certain cases allows for the use of public Internet circuits. In this way, not only has efficiency of the dedicated circuits been improved, but also signaling and communications can be accomplished utilizing the public Internet.

   The Company currently operates two separate telecommunications switching facilities, both located in Los Angeles, California, providing long distance and value added services worldwide. The development of the private IP Telephony network and the use of VoIP technology is expected to improve both cost and quality of telecommunications services, as well as facilitate the Company's expansion into other Internet related opportunities.

   The Company also continues to review an acquisition strategy within its current industries and other related markets. Any material acquisitions may result in significant changes in the Company's business.

                             PRODUCTS AND SERVICES

Telecommunications Businesses

   During the year ended October 31, 1999, the Company's revenues from continuing operations were derived from the sale of prepaid phone cards. In fiscal 1999, the Company also developed its VIP Card(TM). The remaining products and services below are primarily associated with business operations acquired by the Company on November 2, 1999, and therefore the products and services did not contribute to the Company's revenues or expenses for the year ended October 31, 1999.

 Prepaid Phone Cards

   The Company provides convenient, cost-effective telecommunications products and services to individuals and businesses through its prepaid phone card (the "RDST Card"). The RDST Card provides customers with a single point of access to prepaid telecommunications services at a fixed rate charge per minute regardless of the time of day or, in the case of domestic calls, the distance of the call. The Company's services currently include domestic calling, outbound international long distance calling, as well as enhanced features such as customized greetings and sequential calling. The RDST Card enables consumers to place local, long distance and international calls from virtually any touch-tone phone, without the need of coins, operator assistance, collect or other third party billing processes. Consumers may access the services of the RDST Card by dialing a toll-free number and entering a personal identification number (PIN) printed on the back of the card. A voice prompt guides users through the card's features and, at the beginning of each call, announces the balance remaining on a card. Time spent on a call or using the card's enhanced features is automatically deducted from the balance remaining on the card. Users are reminded when one minute remains on the card. Cards expire upon the earlier of six months after the date of first use or the expiration date printed on the card. The Company provides all technical and customer support for the RDST Card. Whenever possible, all international calls will be routed over the Company's private network.

 Dial-Thru and Re-origination Services

   The Company, through its subsidiary Dial-Thru.com, provides international dial-thru and re-origination services. Generally, these services are provided to foreign customers that establish deposits with the Company to be used for long-distance calling. By using the Company's dial-thru or re-origination services, a caller outside of the United States can place a long distance telephone call that appears to have originated from the customers phone or PBX, but actually originates from the Company's switch in Los Angeles, which is connected through the Company's network to anywhere in the world. By completing the calls in this manner, the Company is able to provide very competitive rates to the customer in the foreign market. Wherever possible, the Company routes calls over its private network. By using VoIP and other technologies to merge voice and data transmissions across its international private lines and public Internet circuits, the Company can offer its voice and data services at costs that are substantially less than traditional communications services with comparable quality.

 PowerCallTM

   PowerCallTM is a web-based e-commerce service that uses Internet signaling to notify a business of a customer's interest, and initiates a call to the customer from the business while the customer continues accessing the businesses' website. This service provides the merchant with a PowerCallTM icon on its website that allows a customer to type their telephone number in the PowerCallTM box and then click on the icon. This prompts a call from the merchant to the customer's telephone number, and allows a customer to talk to the merchant's representative while continuing to view the website. This service is much more convenient for the customer than using toll-free access lines which typically require various prompts through voice activated menus. Also, for access by customers around the world, a long list of toll-free access numbers would be required. PowerCallTM services, including the associated long distance calls, are paid for by the merchant, and target markets are focused where the Company's private network can be utilized. The PowerCallTM product has been developed and tested by the Company, and plans are underway for the first customer implementation.

 PC-to-Phone

   The Company's PC-to-Phone services allow a user to place a call from a personal computer to another party who uses a standard telephone. To utilize this service, the customer's personal computer must be equipped with a sound card, speakers and a microphone. The call is originated over the public Internet and terminated over the public switched telephone network to the receiving party's phone.

 FaxThruTM

   FaxThruTM and fax store-and-forward services allow the Company to provide fax services over the public Internet at significant savings to the customer. These products function exactly like traditional fax services, but utilize the Internet to avoid long distance charges.

 Global Roaming

   The Company's Global Roaming service allows customers to use a single account number to initiate phone-to-phone calls from locations throughout the world using specific toll-free access numbers. This service enables customers to receive the cost benefits associated with the Company's telecommunications network while traveling throughout the world.

 NetborneTM

   The Company's NetBorneTM product allows a customer to dial a toll free number to access calling services in a foreign country. Upon entering a personal identification number assigned to each customer, the Dial-Thru.com telecommunications switch (in Los Angeles) receives a signal across the Internet indicating that the customer wishes to initiate a call. The switch then originates a call to the server in the foreign country which connects to the phone from which the customer is calling and allows the customer to then place a call across the Company's network to anywhere in the world. From the customer's perspective, the use of the card is identical to that of a prepaid phone card; however, the use of re-origination services provides the customer with lower rates than are normally available in the foreign country. The NetBorneTM product is currently in being test marketed in a foreign country.

 VIP CardTM

   The Company's Virtual Inventory Prepaid or VIP CardTM is a product that is in the final stages of testing and may revolutionize the way in which prepaid phone cards are ordered and distributed throughout the United States. The system utilizes a proprietary terminal at the retail outlet which stores all of the information necessary to print phone cards at the point of purchase. The information necessary to activate the card is electronically downloaded to the terminal, based upon the product mix that the merchant wishes to offer to its clientele. On a periodic basis (usually weekly), the host computer polls the terminal at the store to terminate the sales for that period. Once the amount of sales has been determined, the "virtual inventory" is replenished and the payment for the sold inventory is withdrawn from the merchant's checking account using an Automated Clearing House (ACH) electronic funds transfer. If the sales exceed the projected sales by the merchant, the terminal is programmed to dial the host and initiate the replenishment/settlement transaction before the end of the scheduled period. This system "virtually" eliminates the counting of inventory, placing of replenishment orders, packaging and shipping of products, freight and insurance costs associated with transport, invoicing and payment by check and significantly reduces the risk of theft. The Company expects to launch its VIP Card(TM) in the second fiscal quarter of 2000.

Software Business--Discontinued Operations

   Prior to the Software Business sale, the Company's primary product offering consisted of its C-Serve software, a comprehensive site-based store automation software solution, and its Vista software, a headquarters-based management system. The products and services of the Software Business enabled retailers and operators to interact electronically with customers, capture data at the point of sale, manage site operations and logistics and communicate electronically with their sites, vendors and credit/debit networks. The products and services of the Software Business also included (a) software development, customization and enhancements, (b) systems integration, installation and training services, and (c) 24 hour a day, 365 day per year help desk services.

                                   SUPPLIERS

   The Company's principal suppliers consist of domestic and international telecommunications carriers. Relationships currently exist with a number of reliable carriers. Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a material adverse effect on the Company's business, financial condition or results of operation.

                                   CUSTOMERS

   During fiscal 1999, the Company established regional sales offices in key locations where it had previously relied upon independent distributors to supply its products to the market. By doing so, the Company established direct sales relationships at the dealer level, resulting in less dependence on concentrated sales to independent distributors. The Company has also established acceptance of its products at the consumer level, reducing reliance on any segment of the distribution chain. Consequently, the Company does not believe that the loss of any individual customer would have a material adverse effect on the Company's business, financial condition or results of operations.

                                  COMPETITION

   The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. Currently, numerous companies sell prepaid phone cards, and the Company expects competition to increase in the future. Other providers currently offer one or more of each of the services offered by the Company. Telecommunication service companies compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. As a service provider in the long distance telecommunications industry, the Company competes with such dominant providers as AT&T Corp. ("AT&T"), MCI WorldCom Inc. ("WorldCom"), and Sprint Corporation ("Sprint"), all of which are substantially larger than the Company and have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases than the Company. These advantages afford the Company's competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage retailers to carry competitive products, (c) negotiate more favorable distribution contracts with retailers and (d) negotiate more favorable contracts with suppliers of telecommunication services. The Company also competes with other smaller, emerging carriers in both the prepaid long distance card retail and wholesale markets, including IDT and RSL Communications. The Company believes that additional competitors will be attracted to the prepaid phone card market, including internet-based service providers and other telecommunications companies. The Company also believes that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers.

   The ability of the Company to compete effectively in the prepaid telecommunications services industry will depend upon the Company's ability to
(i) continue to provide high quality services at prices generally competitive with, or lower than, those charged by its competitors and (ii) develop new innovative products and services. There can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by major long distance carriers or other competitors will not have a material adverse effect on Company's business, financial condition and results of operations, or that Company will be able to compete successfully in the future.

   The market for international voice and fax call completion services is highly competitive. The Company competes both in the market for enhanced Internet Protocol ("IP") communication services and the market for carrier transmission services. Each of these markets is highly competitive, and the Company faces competition from a variety of sources. According to International Data Corporation ("IDC"), a market research firm, there were an estimated 300 IP telephony service providers worldwide in mid-1999. The Company faces competition from a variety of sources, including large communication service providers with greater resources, longer operating histories and more established positions in the telecommunications marketplace than the Company, some of which have commenced developing Internet telephony capabilities. Most of the Company's competitors are larger than the Company, although the Company also competes with small companies that focus primarily on Internet telephony. The Company believes that the primary competitive factors in the Internet and IP communications business are quality of service, price, convenience and bandwidth. The Company believes that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future.

   Future competition could come from a variety of companies both in the Internet and telecommunications industries. The Company also competes in the growing markets of providing re-origination services, dial-thru services, dial-around, 10 10 XXX calling and other calling services. In addition, some Internet service providers have begun enhancing their real-time interactive communications and, although these companies have initially focused on instant messaging, the Company expects them to provide PC-to-phone services in the future.

Internet Telephone Service Providers

   A number of companies have started Internet telephony operations in the past few years. AT&T Clearing House, GRIC Communication and IXC Communications sell international voice and fax over the Internet and compete directly with the Company. Other Internet telephony companies, such as Net2Phone, deltathree.com, Jens Corporation, JFAX.com, GlobalNet, Poptel and PhoneFree.com also provide Internet telephony services and compete or may in the future compete with the Company.

Traditional Telecommunications Carriers

   A substantial majority of the telecommunications traffic around the world is carried by dominate carriers in each market. These carriers, such as British Telecom and Deutsch Telekom, have started to deploy packet-switch networks for voice and fax traffic. In addition, other industry leaders, such as AT&T, MCI Worldcom and Qwest Communications International have recently announced their intention to offer Internet telephony services both in the United States and internationally. All of these competitors are significantly larger than the Company and have substantially greater financial, technical and market resources; larger networks; a broader portfolio of services, better name recognition and customer loyalties; an established customer base; and an existing user base to cross-sell their services. These and other competitors may be able to bundle services and products that are not offered by the Company, together with Internet telephony services, to gain a competitive advantage on the Company in the marketing and distribution of products and services.

                            CERTAIN BUSINESS FACTORS

Limited Operating History; Net Losses

   The Company commenced its Telecommunications Business in early 1998. For the years ended October 31, 1999 and 1998, the Company recorded net losses from continuing operations of approximately $3.8 million and $2.6 million, respectively, on revenues from continuing operations of approximately
$3.1 million and $2.2 million, respectively. The losses in fiscal 1999 were primarily attributable to the startup costs associated with establishing the Company's facilities-based operations, marketing costs associated with establishing the Company's distribution channels, and research and development costs associated with development of the Company's VIP Card(TM) product. The losses in fiscal 1998 were primarily attributable to the

Company's unsuccessful acquisition of USC and a one-time charge of approximately $1.2 million incurred in connection with the disposition of USC. As the Company continues to substantially increase its distribution network and customer base, and develops its private IP telephony network, it may continue to experience losses.

Competition

   The market for the Company's products and services is highly competitive. The Company faces competition from multiple sources, many of which have greater financial resources and a substantial presence in the Company's markets and offer products or services similar to the services of the Company. Therefore, the Company may not be able to successfully compete in its markets, which could result in a failure to implement the Company's business strategy adversely affect the Company's ability to attract and retain new customers. In addition, competition within the industries in which the Company operates is characterized by, among other factors, price and ability to offer enhanced service capabilities. Significant price competition would reduce the margins realized by the Company in its telecommunications operations and could have a material adverse effect on the Company. In addition, many competitors have greater financial resources to devote to research, development and marketing, and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. If the Company is unable to provide cutting-edge technology and value-added Internet products and services, the Company will be unable to compete in certain segments of the market, which could have a material adverse effect on its business, results of operation and financial condition.

Governmental Regulation

   The legal and regulatory environment pertaining to the Internet is uncertain and changing rapidly as the use of the Internet increases. For example, in the United States, the FCC is considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony.

   In addition, the regulatory treatment of Internet telephony outside of the United States varies from country to country. There can be no assurance that there will not be interruptions in Internet telephony in these and other foreign countries. Interruptions or restrictions on the provision of Internet telephony in foreign countries may adversely affect the Company's ability to continue to offer services in those countries, resulting in a loss of customers and revenues.

   New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of the Company's product or service using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet (see "Business--Governmental Regulation.") Newly existing laws may cover issues that include sales and other taxes; access charges; user privacy; pricing controls; characteristics and quality of products and services; consumer protection; contributions to the Universal Service Fund, an FCC-administered fund for the support of local telephone service in rural and high-cost areas; cross-border commerce; copyright, trademark and patent infringement; and other claims based on the nature and content of Internet materials.

Future Capital Needs

   To fully implement its business plan, the Company will need to raise additional funds within the next twelve months for capital expenditures and working capital. Because of the Company's limited operating history and the nature of the Internet industry, the Company's future capital needs are difficult to predict. The Company's growth models are scaleable (meaning that growth targets may be generally adjusted in proportion to the availability of capital resources), but the rate of growth is dependent on the availability of future financing. Additional capital funding may be required for any of the following activities: capital expenditures; advertising, maintenance and expansion; sales, marketing, research and development; operating losses from unanticipated competitive pressures or start-up operations; and strategic partnerships and alliances. There is no assurance that adequate levels of additional financing will be available at all or on acceptable terms. Any additional financing could result in significant dilution to the Company's existing stockholders. If the Company is unable to raise additional capital, it would not be able to implement its business plan which could have a material adverse effect on the Company's business, operating results and financial condition.

Technological Changes

   The industries in which the Company competes are characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render existing systems and strategies obsolete, and require the Company to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. No assurance can be given that the Company will be able to keep pace with the rapidly changing consumer demands, technological trends and evolving industry standards.

Strategic Relationships

   The Company's international business, in part, is dependent upon relationships with distributors, governments or providers of telecommunications services in foreign markets. The failure to develop or maintain these relationships could result in a material adverse effect on the financial condition and results of operations of the Company.

Dependence on and Ability to Recruit and Retain Key Management and Technical Personnel

   The Company's success depends to a significant extent on its ability to attract and retain key personnel. In particular, the Company is dependent on its senior management team and personnel with experience in the telecommunications industry and experience in developing and implementing new products and services within the industry. The Company's future success will depend, in part, upon its ability to attract and retain key personnel.

Market for Common Stock; Volatility of the Stock Price

   The Company cannot ensure that an active trading market for the common stock exists or will exist in the future. However, even if the trading market for the common stock exists, the price at which the shares of common stock trade is likely to be subject to significant volatility. The market for the common stock may be influenced by many factors, including the depth and liquidity of the market for the Company's common stock, investor perceptions of the Company, and general economic and similar conditions.

Listing Status; Penny Stock Rules

   The Company's common stock currently trades on the OTC Bulletin Board. Therefore, no assurances can be given that a liquid trading market will exist as the time any investor desires to dispose of any shares of the Company's common stock. In addition, the Company's common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, both the ability of a broker-dealer to sell the Company common stock and the ability of holders of the Company's common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of the additional suitability requirements and disclosure requirements imposed by the "penny stock" rules, an investor may find it more difficult to dispose of the Company's common stock.

Absence of Dividends

   The Company has never declared or paid any cash dividends on its common stock and does not presently intend to pay cash dividend on its common stock in the foreseeable future.

                              SALES AND MARKETING

   The Company markets long distance telecommunications products and services from its offices in Irving, Texas and Los Angeles, California. The Company also has regional sales offices located in New Rochelle, New York; Toledo, Ohio; Chicago, Illinois; Houston, Texas; Denver, Colorado; Heidelberg, Germany; and Johannesburg, South Africa. The Company's revenues from prepaid phone cards used to originate calls from the United States are primarily derived from sales through the following four marketing channels: wholesale and retail sales through independent distributors; direct sales to retail stores; telemarketing sales to retail stores; and promotional and specialty marketing sales to businesses. The Company's revenues from international dial-thru services for calls originating from foreign countries are primarily derived from the following three channels: direct sales to business accounts; sales through commissioned agents; and wholesale sales to other telecommunications providers. The Company plans to expand its domestic services to add business accounts to its current residential customer base, and to grow its foreign markets by adding residential accounts to its current business customer base.

                                    BACKLOG

   Telecommunications products and services are generally delivered to customers when ordered and, although continuing relationships with customers exist that produce recurring revenue, there is no traditional backlog of orders.

                                   EMPLOYEES

   As of January 19, 2000, the Company had approximately 56 full-time and 10 part-time employees, approximately 15 of which perform administrative and financial functions, approximately 22 of which perform customer support duties and approximately 29 of which have experience in telecommunications operations and/or sales. Approximately 32 current employees are located in Irving, Texas, approximately 15 employees are located in Los Angeles, California, and approximately 19 employees operate out of field sales offices. No employees are represented by a labor union, and the Company considers its employee relations to be excellent.

                                 RECENT EVENTS

Dial-Thru International Corporation Acquisition

   On November 2, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation, a California corporation now known as DTI-LIQCO, Inc. (the "Seller"), including the rights to the name "Dial-Thru International Corporation." The acquisition was accounted for under the purchase method of accounting, and was effected pursuant to the terms of an Asset Purchase Agreement between the Company, a wholly owned subsidiary of the Company, the Seller and John Jenkins, the sole shareholder of the Seller. As consideration for the acquired business and assets, the

Company issued to the Seller an aggregate of 1,000,000 shares of common stock, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified revenue and earnings goals. The number of shares issued to the Seller was determined after considering the value of the business acquired and arm's-length negotiations with John Jenkins, the sole shareholder of the Seller. In connection with the acquisition, John Jenkins joined the Company as the president of the subsidiary formed to operate the acquired business. Mr. Jenkins now serves as President and Chief Operating Officer of the Company and has the joined the Company's Board of Directors. The acquired business provides a variety of international telecommunications services, including international dial-thru, re-origination and Internet FaxThru services. The acquired business utilizes packetized voice technology and compression techniques, such as Voice over Internet protocol, to improve both the costs and efficiencies of its telecommunications transmissions.

Approval of Name Change

   Following the acquisition of the assets and business of Dial-Thru International Corporation, a California corporation now known as DTI-LIQCO, Inc., the Company decided to change its corporate name from ARDIS Telecom & Technologies, Inc. to Dial-Thru International Corporation. On January 14, 2000, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect the name change. On January 19, 2000, the Company officially changed its name from ARDIS Telecom & Technologies, Inc. to Dial-Thru International Corporation. On January 20, 2000, the Company's common stock began trading under the symbol "DTIX" on the OTC Bulletin Board.

Appointment of New Directors and Management Changes

   On December 1, 1999, W. Thomas Rinehart resigned as a director of the Company for health reasons. On December 15, 1999, John Jenkins was elected as the President of the Company and as a member of the Company's Board of Directors. On that date, Roger D. Bryant was elected Chairman of the Company and continued as its Chief Executive Officer. On January 13, 2000, Debra L. Burgess resigned as an officer and director of the Company to pursue other business interests, and on January 14, 2000, Lawrence Vierra was elected to serve on the Company's Board of Directors, and was appointed as Executive Vice President, with responsibilities for business development of both domestic and international markets. Prior to joining the Company, Mr. Vierra served as an Executive Vice President with RSL Communications, Ltd. He has also served as the Vice President of Sales and Marketing of GTE/Sprint.

Item 2. Properties

   The Company currently occupies approximately 13,163 square feet located at 8100 Jetstar Drive in Irving, Texas under a five year lease that commenced in March 1999. The Company's subsidiary, Dial-Thru.com currently occupies approximately 4,000 square feet of office space at 700 South Flower Street, Suite 2950, Los Angeles, California under a one year lease that commenced in November of 1999. The Company also leases two sites that house switching equipment on month-to-month leases in Los Angeles, California.

Item 3. Legal Proceedings

   Neither the Company nor any of its subsidiaries are parties to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                            MARKET FOR COMMON STOCK

   The Company has only one class of outstanding shares, common stock, $.001 par value, which is traded on the OTC Bulletin Board. Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or purpose for either cancellation or surrender or provisions for sinking or purchase funds. The Company also has authorized 10,000,000 shares of preferred stock, $.0001 par value, none of which have been issued, which may be issued in one or more series with rights, preferences and privileges determined by the Company's Board of Directors from time to time.

   The Company was listed on the Nasdaq SmallCap Market tier of The Nasdaq Stock Market on February 10, 1994 through June 8, 1998. The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "DTIX." The Company's principal executive offices are located at 8100 Jetstar Drive, Suite 100, Irving, Texas 75063, and its telephone number is (972) 929-1920.

                  MARKET PRICES OF THE COMPANY'S COMMON STOCK

   The following table sets forth for the fiscal periods indicated the high and low closing sales price per share of the Company's Common Stock as quoted on the Nasdaq SmallCap Market through June 8, 1998 and as reported on the OTC Bulletin Board after such date. The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

                                                                 COMMON STOCK
                                                            CLOSING PRICES
                                                                ---------------
                                                                 HIGH     LOW
                                                                ------- -------
FISCAL 1998
  First Quarter................................................ $  1.50 $  0.88
  Second Quarter............................................... $  1.13 $  0.63
  Third Quarter................................................ $  0.75 $  0.28
  Fourth Quarter............................................... $  0.65 $  0.32
FISCAL 1999
  First Quarter................................................ $  0.40 $  0.28
  Second Quarter............................................... $  0.52 $  0.33
  Third Quarter................................................ $  0.50 $  0.41
  Fourth Quarter............................................... $  1.63 $  0.41
FISCAL 2000
  First Quarter (through January 25, 2000)..................... $  4.57 $  0.69

   The closing price for the Company Common Stock on January 25, 2000 as reported on the OTC Bulletin Board was $4.00.

Dividends

   The Company has never declared or paid any cash dividends on its Common Stock and does not presently intend to pay cash dividends on the its Common Stock in the foreseeable future. The Company intends to retain future earnings for reinvestment in its business.

Holders of Record

   There were 430 stockholders of record as of November 23, 1999, and approximately 2,930 beneficial stockholders.

Recent Sales of Unregistered Securities

   Effective July 15, 1999, the Company issued a warrant to acquire 50,000 shares of common stock to an employee of the Company at an exercise price of $0.46 per share, the closing price of the Company's stock on July 15, 1999. The right to purchase 25,000 shares under this warrant vests upon the employee achieving target revenues in excess of $750,000 per month for three consecutive months during the one year period ending July 15, 2000, and the right to purchase the remaining 25,000 shares vests upon the employee achieving target revenues of $750,000 per month for three consecutive months during the one year period ending July 15, 2001. This warrant was issued as consideration for services in a private transaction in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

   On August 16, 1999, the Company issued a warrant to an employee of the Company to acquire 50,000 shares of common stock at an exercise price of $0.55 per share, the closing price of the Company's common stock on August 13, 1999. On October 1, 1999, the Company issued a warrant to an employee of the Company to acquire 50,000 shares of Company's common stock at an exercise price of $0.80 per share, the closing price of the Company's common stock on September 30, 1999. Each of these warrants vests in 25,000 share increments on the first and second anniversary dates of the warrant, and are exerciseable during the two year period following the date of vesting. The right to purchase any shares under these warrants terminates upon any termination of employment with the Company. Each of these warrants were issued as consideration for services in a private transaction in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

   October 26, 1999, the Company issued a warrant to a distributor of the Company's prepaid phone cards to acquire 50,000 shares of common stock at an exercise price of $0.88 per share, the closing price of the Company's common stock on October 25, 1999. The warrant is exerciseable beginning October 26, 2001 and expires October 26, 2003. This warrant was issued as consideration for services in a private transaction in reliance upon Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data

                                           FISCAL YEARS ENDED OCTOBER 31
                                        -------------------------------------
                                         1999   1998     1997   1996   1995
                                        ------ -------  ------ ------ -------
CONSOLIDATED STATEMENT OF OPERATIONS
 DATA (1):
Revenues............................... $3,117 $ 2,189  $  --  $  --  $   --
Cost of revenues.......................  2,982   2,155     --     --      --
Operating expenses.....................  4,028   1,399     --     --      --
Interest income (expense), net.........     79    (101)    --     --      --
Loss on Disposal of USC................    --    1,155     --     --      --
Income (loss) from discontinued
 operations............................    218    (103)     87    143  (3,734)
Gain on Sale of Software Business......  5,310     --      --     --      --
Net income (loss)......................  1,713  (2,724)     87    143  (3,734)
Net income (loss) per share(2)......... $  .25 $  (.38) $ 0.01 $ 0.02 $ (0.79)
CONSOLIDATED BALANCE SHEET DATA(1):
Total assets
  Continuing operations................  4,467   1,936     --     --      --
  Discontinued operations..............    --    3,355   4,578  4,741   4,225
Working capital (deficiency)
  Continuing operations................  1,846  (1,460)    --     --      --
  Discontinued operations..............    --      623     664    701    (946)
Non Current obligations
  Continuing operations................    562     --      --     --      --
  Discontinued operations..............    --      147     178    256     265
Shareholders' equity...................  2,865   1,064   2,220  2,075   1,719

--------
(1) All numbers, other than per share numbers, are thousands. The results of operations of the Software Business have been presented in the financial statements as discontinued operations. Results of operations in prior years have been restated to reclassify the Software Business as discontinued operations.
(2) All per share amounts have been retroactively adjusted to reflect a one-for-five reverse stock split of the Company's Common Stock effective December 21, 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years ended October 31, 1999, 1998 and 1997

General

   On December 7, 1998, the Company disposed of its Software Business, and its primary business during fiscal year ended October 31, 1999 consisted of its Telecommunications Business. During the fiscal year ended October 31, 1998, the Company operated in both the software and telecommunications industries. For the fiscal year ended October 31, 1997, the Software Business accounted for all of the Company's revenues. As a result of the Software Business sale, the Company no longer engages in the Software Business and its business is focused solely on its Telecommunications Business. Therefore, historic financial information attributable to the Software Business will be reported as discontinued operations.

   The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 1999, 1998 and 1997 and should be read in conjunction with the Company's Financial Statements and the Notes thereto commencing at page F-1 hereof.

Results of Operations--1999 Versus 1998

 General

   At the beginning of fiscal 1999, the Company conducted its Telecommunications Business as a switchless reseller of telecommunications services. During the fourth quarter of fiscal 1999, the Company began operating its own telecommunications switching equipment and enhanced services platform and migrated from providing its telecommunications services as a switchless reseller of products of PT-1 Communications to conducting its Telecommunications Business as a facilities-based operator. As a facilities-based operator, the Company defers the recognition of revenue and expenses until the customer utilizes a phone card or a card containing unused calling time expires. As a switchless reseller, the Company recognized revenue upon the shipment and invoicing of phone cards, as the Company performed no further services after shipment.

   The Company's financial statements for the year ended October 31, 1999 and management's discussion and analysis of the results of operations for 1999 reflect the results of operations of the Telecommunications Business only. On December 7, 1998, the Company sold its software business, and the results of operations of the Software Business have been condensed into the line item captioned "Discontinued Operations" in the Company's financial statements and, because the Software Business has been discontinued, management has not discussed the results of operations for the Software Business in 1999 as compared to 1998.

 Revenues

   For the year ended October 31, 1999, the Company had revenues from continuing operations of $3,117,000, an increase of $928,000 or 42% over 1998. This increase is primarily attributable to the development of distribution channels and an increased customer base, resulting from the Company's marketing efforts in preparation for launching its facilities-based operations.

   Revenues from discontinued operations were $1,687,000 for the year ended October 31, 1999, as compared to $9,380,000 for the year ended October 31, 1998. The Company also received $7,395,000

(comprised of gross proceeds of $7,625,000, less working capital adjustments) from ACS in fiscal 1999 from the sale of the Software Business sale, resulting in a gain of $5,310,000.

 Expenses

   For the year ended October 31, 1999, the Company had total direct costs of revenues relating to revenues from continuing operations of $2,982,000, an increase of $827,000 or 38% from 1998. This increase is primarily attributable to the Company's 42% increase in sales. In fiscal 1999, revenues from continuing operations exceeded the total direct cost of revenues attributable to continuing operations by 4%, compared to 2% for fiscal 1998. The Company expects these percentages to increase as it begins to more fully utilize its existing network capacity and is able to negotiate better pricing from its carriers.

   For the year ended October 31, 1999, the Company's expenses relating to continuing operations (excluding direct costs of revenues of $2,982,000) were $4,028,000, representing a 188% increase from the comparable period in 1998. The increase in expenses is primarily due to increases in general and administrative expenses and in sales and marketing expenses.

   General and administrative expenses attributable to continuing operations, comprised primarily of management, accounting, legal and overhead expenses, were $2,683,000 and $437,000 for the years ended October 31, 1999 and 1998, respectively. General and administrative expenses for fiscal 1998 were accounted for as either continuing operations expenses or discontinued operations expenses. Because the Company's business operations in 1998 were primarily comprised of discontinued operations, a significant portion of the general and administrative expenses for fiscal 1998 was included with discontinued operations. In fiscal 1999, as the Company continued to grow its Telecommunications Business, the Company increased its number of employees from approximately 25 to 45 persons, and a significant portion of the corporate overhead and management salaries were primarily associated with the Telecommunications Business. General and administrative expenses also include research and development costs associated with development of the Company's VIP Card(TM) product, which is expected to be launched in the second quarter of fiscal 2000.

   Sales and marketing expenses attributable to continuing operations increased from $389,000 to $1,254,000 for the year ended October 31, 1998 to October 31, 1999. These increases are a result of the Company's increased marketing efforts within the United States and to targeted international markets. These expenses include start-up costs associated with the establishment of distribution channels in various markets, promotional discounts and licensing and printing costs for phone cards bearing symbols associated with various ethnic regions.

   The Company had net interest income in fiscal 1999 of $79,000, compared to net interest expense of $101,000 in fiscal 1998. The net interest income in 1999 was comprised of approximately $175,000 earned on the proceeds from the Software Business sale and the Company's note receivable from USCommunications Services, Inc., reduced by approximately $96,000 of interest and financing expenses that were attributable to both the Founders Equity indebtedness that was repaid during fiscal 1999 and to equipment financing costs for the Company's switching facilities and platform. The interest and financing expenses for fiscal 1998 were primarily associated with financing provided by Founders Equity Group to the Company that was repaid during the first and second quarters of fiscal 1999.

   As a result of the foregoing, the Company incurred a net loss from continuing operations of $3,815,000, or $0.56 per share, for the year ended October 31, 1999.

Results of Operations--1998 Versus 1997

   On January 30, 1998, the Company acquired USCommunications. Effective May 27, 1998, the Company and principals of USC agreed to rescind the USC acquisition and that the economic benefits and burdens of any revenues received or expenses incurred following May 27, 1998 would accrue to USC. The statement of operations for the fiscal year ended October 31, 1998 includes the operations of USCommunications since its acquisition through May 27, 1998.

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

   The Company began marketing prepaid phone cards with services provided by PT-1 Communications, Inc. in the latter part of August, 1998, and at that time discontinued purchasing any services from USC except those required to complete the operation of the already distributed Latino Cards.

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

 Revenues

   For the year ended October 31, 1998, the Company had revenues from continuing operations of $2,190,000, $710,000 of which were attributable to revenues derived through USC, and $1,480,000 of which were derived from revenues from Canmax Telecom prepaid phone cards. The Company ceased recognizing revenues of USC as of May 27, 1998.

   Revenues from discontinued operations were $9,380,000 for the year ended October 31, 1998, as compared to $12,736,000 for the comparable period in 1997.

 Expenses

   For the year ended October 31, 1998, the Company had total costs of revenues relating to revenue from continuing operations of $3,554,000, of which $1,119,000 was attributable to operations of USC and $2,435,000 was attributable to Canmax Telecom prepaid phone cards.

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

   On June 15, 1998, the Company and USCommunications signed an agreement effective May 27, 1998 to rescind the purchase of USCommunications. Revenues, phone card cost of revenues, and other expenses for the period from acquisition through disposition, May 27, 1998 amounted to $710,000, $565,000 and $554,000, respectively. The Company recorded a loss on disposal of $1,155,000.

   As a result of the foregoing, the Company incurred a net loss from continuing operations of $2,621,000 or $0.37 per share for the year ended October 31, 1998.

Liquidity and Sources of Capital

   During fiscal 1999, the Company received $7.395 million of proceeds from the sale of the Software Business ($7.625 million of gross proceeds, reduced by working capital adjustments). Of this amount, approximately $1.5 million was used to repay amounts owed to Founders Equity under its Loan Agreement and approximately $250,000 was used to pay transaction expenses. An additional $1,105,000 has been used to establish letters of credit and deposits to enable the Company to launch its facilities-based operations. The Company's growth models are scaleable, but the rate of growth is dependent on the availability of future financing for capital resources. The Company plans to commit at least $2 million for capital investments in the Telecommunications Business for fiscal 2000, and plans to finance additional infrastructure development externally through debt and/or equity offerings and internally through the operations of its Telecommunications Business. The Company believes that, if provided with sufficient capital, it can significantly accelerate its growth plan, and consequently plans to raise between $5 million and $15 million in either debt or equity financing during fiscal 2000. The Company's failure to obtain any such financing could significantly delay the Company's implementation of its business plan and have a material adverse effect on its business, financial condition and operating results.

   On October 31, 1999, the Company had a cash and cash equivalents of approximately $846,000, an increase of $638,000 from the balance at October 31, 1998. This increase is primarily the result of proceeds of the Software Business sale.

 Cash Flows from Operations

   Cash used in continuing operating activities totaled $3,613,000 for the year ended October 31, 1999, and was comprised of the Company's net income of $1,713,000, adjusted for: gain from discontinued operations of $5,528,000; depreciation and amortization and stock issued for services of $171,000; bad debt expense of $406,000; and net changes in operating assets and liabilities of $375,000.

   Cash used in operating activities totaled $556,000 for the year ended October 31, 1998, and was comprised of the Company's net loss of approximately $2,724,000, adjusted for: loss from discontinued operations of $103,000; loss on disposal of USC of $1,568,000; depreciation and amortization of $19,000; and net changes in operating assets and liabilities of $477,000.

 Cash Flows from Investing and Financing Activities

   Cash provided by investing activities for continuing operations for the year ended October 31, 1999 totaled $6,074,000 and was primarily comprised of proceeds received from the sale of the Software Business of $7,625,000, minus working capital adjustments, resulting in net proceeds of $7,395,000, reduced by funds used to purchase property and equipment, including telecommunications equipment, of $1,436,000, and increased by payments received on notes receivable of $116,000. Cash used in investing activities for continuing operations for the year ended October 31, 1998 totaled $803,000 and was primarily comprised of funds provided to USC in the form of a note receivable of $725,000 and the purchase of property and equipment of $78,000.

   Cash used in financing activities for continuing operations for the year ended October 31, 1999 totaled $2,006,000, and was comprised primarily of the repayment of the $1,500,000 outstanding under the Loan Agreement with Founders Equity, and $1,238,000 used to secure certain note payable and letter of credit obligations, reduced by net proceeds from notes payable of $724,000. Cash provided by financing activities for continuing operations for the year ended October 31, 1998 totaled $1,500,000 provided through borrowings under the Loan Agreement with Founders Equity entered into during the 1998 period.

 Other Capital Resources

   Current assets from continuing operations totaled $2,291,000, including restricted cash of $614,000 at October 31, 1999, resulting in net working capital from continuing operations of $1,252,000. Net accounts receivable totaled $298,000 and represented 10% of current assets from continuing operations. Four customers accounted for 61% of the total accounts receivable at October 31, 1999.

   Net property and equipment from continuing operations totaled $1,421,000 at October 31, 1999. The majority of property and equipment is comprised of the telecommunications switch and platform, furniture, fixtures and computer equipment.

   Current liabilities from continuing operations totaled $1,039,000 at October 31, 1999. Current liabilities were comprised of accounts payable, accrued liabilities, current portions of notes payable and deferred revenue.

   At October 31, 1999 and 1998, the Company had a net working capital surplus (deficiency) of $1,252,000 and ($838,000), respectively.

   In connection with the rescission of the Company's acquisition of USC, USC executed a note payable to the Company in the amount of $724,660. The note receivable totaled $460,000 at October 31, 1999 and at the date of settlement, and represented funds provided to USC. On August 17, 1999, USC commenced voluntary bankruptcy proceedings and on January 7, 2000, the Company received bankruptcy court approval to settle the USC note for $300,000, with the remaining $160,000 being charged as a bad debt expense in fiscal 1999. The settlement proceeds were received by the Company on January 25, 2000.

   The Company is currently negotiating with several of its carriers and financing companies to eliminate or reduce the amount of required deposits (which are included in restricted cash) to provide the Company with short-term liquidity. The Company anticipates being able to free up approximately $500,000 to $800,000 of existing deposits through various leasing and financing activities.

 Acquisitions

   The Company continues to review an acquisition strategy within its Telecommunications Business. From time to time the Company will review acquisition candidates with products, technologies or other services that could enhance the Company product offerings or services. Any material acquisitions could result in the Company issuing or selling additional debt or equity securities, obtaining additional debt or other lines of credit and may result in a decrease to the Company working capital depending on the amount, timing and nature of the consideration to be paid. The Company is not currently a party to any agreements, negotiations or understandings regarding any material acquisitions.

 New Accounting Standards

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new guidance for the reporting and display of comprehensive income and its components. SFAS No. 130 requires that the Company's foreign currency translation adjustment be included in other comprehensive income. The Company adopted this Statement effective November 1, 1998.

   In July 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement expands certain reporting and disclosure requirements for segments and was adopted November 1, 1998. As the

Company operates in only one segment following the disposition of the Software Business, this Standard does not currently impact disclosures.

   In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supercedes Statement of Position No. 91-1. SOP 97-2 was effective for all transactions entered into by the Company subsequent to October 31, 1998. The adoption of the Standard does not currently significantly impact the Company.

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

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which will be effective for all transactions entered into by the Company subsequent to October 31, 1999. The Company does not currently expect this standard to impact its disclosures.

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

Item 8. Financial Statements and Supplementary Data

   The information required by Item 8 of Form 10-K is presented at pages F-1 to F-24 and S-1 to S-2.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   Not applicable.

                                    PART III

Item 10. Directors and Executive Officers

   The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than February 29, 2000 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 11. Executive Compensation and Other Information

   The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than February 29, 2000 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than February 29, 2000 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than February 29, 2000 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.

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

 EXHIBIT
   NO.   DESCRIPTION OF EXHIBIT
 ------- ----------------------
 2.1     Agreement and Plan of Merger dated as of January 30, 1998, among
         Canmax Inc., CNMX MergerSub, Inc. and USCommunications Services, Inc.
         (filed as Exhibit 2.1 to Form 8-K dated January 30, 1998 (the "USC 8-
         K"), and incorporated herein by reference)
 2.2     Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as Exhibit 10.1 to Form 8-K dated
         January 15, 1998 (the "USC Rescission 8-K"), and incorporated herein by reference)
 2.3     Asset Purchase Agreement by and among Affiliated Computed Services,
         Inc., Canmax and Canmax Retail Systems, Inc. dated September 3, 1998
         (filed as Exhibit 10.1 to the Company's Form 8-K dated December 7,
         1998 and incorporated herein by reference)
 2.4     Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom &
         Technologies, Inc., Dial-Thru International Corporation, a Delaware
         corporation, Dial-Thru International Corporation, a California
         corporation, and John Jenkins (filed as Exhibit 2.1 to the Company's
         Current Report on Form 8-K dated November 2, 1999 and incorporated herein by reference)
 3.1*    Certificate of Incorporation, as amended
 3.2*    Amended and Restated Bylaws of Dial-Thru International Corporation
 4.1     Registration Rights Agreement between Canmax and the Dodge Jones
         Foundation (filed as Exhibit 4.02 to Canmax's Quarterly Report on Form
         10-Q for the period ended April 30, 1997 and incorporated herein by reference)
 4.2     Registration Rights Agreement between Canmax and Founders Equity
         Group, Inc. (filed as Exhibit 4.02 to Canmax's Quarterly Report on
         Form 10-Q for the period ended April 30, 1997 and incorporated herein by reference)
 4.3*    Amended and Restated Stock Option Plan of Dial-Thru International
         Corporation
 10.1    Employment Agreement, dated June 30, 1997 between Canmax Retail
         Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's
         Registration Statement on Form S-3, File No. 333-33523 (the "Form S-
         3"), and incorporated herein by reference)
 10.2    Employment Agreement, dated June 30, 1997 between Canmax Retail
         Systems, Inc. and Debra L. Burgess (filed as Exhibit 10.6 to the Form
         S-3 and incorporated herein by reference)
 10.3    Convertible Loan Agreement by and between Canmax Inc. and Canmax
         Retail Systems, Inc. as Co-Borrowers and Founders Equity Group, Inc.
         and Founders Mezzanine Investors III, LLC as Lenders dated December
         15, 1997 (filed as Exhibit 10.8 to Canmax's Annual Report on Form 10-K for the year ended October 31, 1997 (the "1997 Form 10-K") and incorporated herein by reference)
 10.4    Loan commitment letter dated February 11, 1998, between Canmax Inc.
         and Canmax Retail Systems, Inc. as Borrowers and Founders Equity
         Group, Inc. and Founders Mezzanine Investors III, LLC as Lenders
         (filed as Exhibit 10.18 to the 1997 Form 10-K and incorporated herein by reference)

 EXHIBIT
   NO.   DESCRIPTION OF EXHIBIT
 ------- ----------------------
 10.5    Amendment No. 1 to First Restated Convertible Loan Agreement dated
         December 11, 1998 among Canmax, Canmax Telecom, Inc. and Founders
         Equity Group, Inc. as agent (filed as Exhibit 10.2 to Canmax Form 8-K dated December 7, 1998 and incorporated herein by reference).
 10.6    Restated Promissory Note dated June 15, 1998 from USC to Canmax
         Telecom, Inc. (filed as Exhibit 10.2 to the USC Rescission Form 8-K and incorporated herein by reference)
 10.7    Security Agreement dated June 15, 1998 from USC for the benefit of
         Canmax Telecom, Inc. (filed as Exhibit 10.3 to the USC Rescission Form
         8-K and incorporated herein by reference)
 10.8    Guaranty dated June 15, 1998 executed by Delia O'Donnell for the benefit of Canmax Telecom, Inc. (filed as Exhibit 10.4 to the USC
         Rescission Form 8-K and incorporated herein by reference)
 10.9    Guaranty dated June 15, 1998 executed by Alan Anderson, trustee, for the benefit of Canmax Telecom, Inc. (filed as Exhibit 10.5 to the USC
         Rescission Form 8-K and incorporated herein by reference)
 10.10   Pledge Agreement executed by Delia O'Donnell and Alan Anderson, as trustee, for the benefit of Canmax Telecom, Inc. (filed as Exhibit
         10.6 to the USC Rescission Form 8-K and incorporated herein by reference)
 10.11   Guaranty dated June 15, 1998 executed by James C. Bernet for the benefit of Canmax Telecom, Inc. (filed as Exhibit 10.7 to the USC
         Rescission Form 8-K and incorporated herein by reference)
 10.12** Debit Telecommunications Services Agreement dated August 4, 1998 between PT-1 Communications, Inc., Canmax Telecom, Inc. and Canmax
         Inc. (filed as Exhibit 10.19 to the Company's Annual Report on Form
         10-K dated October 31, 1998, and incorporated herein by reference)
 10.13   Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-
         star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated October 31, 1998, and incorporated herein by reference)
 21.1*   Subsidiaries of the Registrant
 23.1*   Consent of Independent Certified Public Accountants (King Griffin &
         Adamson, P.C.)
 23.2*   Consent of Ernst & Young LLP
 27.1*   Financial Data Schedule

--------
*  Filed herewith.
** Portions of this Exhibit have been omitted and filed separately with the Secretary of the Commission pursuant to the Company's Application requesting confidential treatment under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

   (B) REPORTS ON FORM 8-K

   No reports on Form 8-K were filed by the Company during the quarter ended October 31, 1999. However, on November 17, 1999, the Company filed a report on Form 8-K regarding the acquisition of the business of Dial-Thru International Corporation.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          DIAL-THRU INTERNATIONAL CORPORATION

                                                  /s/ Roger D. Bryant
                                          By: _________________________________
                                                      Roger D. Bryant
                                                CHAIRMAN AND CHIEF EXECUTIVE
                                                          OFFICER

                               POWER OF ATTORNEY

Date: January 31, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Roger D. Bryant             Chairman, Chief Executive   January 31, 2000
______________________________________  Officer and Director
           Roger D. Bryant              (principal executive
                                        officer)

        /s/ John Jenkins               President, Secretary,       January 31, 2000
______________________________________  Chief Operating Officer
             John Jenkins               and Director (principal
                                        financial officer and
                                        principal accounting
                                        officer)

       /s/ Lawrence Vierra             Executive Vice President    January 31, 2000
______________________________________  and Director
           Lawrence Vierra

      /s/ Robert M. Fidler             Director                    January 31, 2000
______________________________________
           Robert M.Fidler

         /s/ Nick Demare               Director                    January 31, 2000
______________________________________
             Nick DeMare

Item 8. Financial Statements and Supplementary Data

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly ARDIS Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                         INDEX TO FINANCIAL STATEMENTS
                             ITEM 14(A)(1) AND (2)

1.Consolidated Financial Statements

 Report of Independent Certified Public Accountants ....................... F-2

 Report of Independent Auditors ........................................... F-3

 Consolidated Balance Sheets at October 31, 1999 and October 31, 1998...... F-4

 Consolidated Statements of Operations for the fiscal years ended October
  31, 1999, October 31, 1998 and October 31, 1997.......................... F-5

 Consolidated Statements of Shareholders' Equity for the fiscal years ended
  October 31, 1999, October 31, 1998 and October 31, 1997.................. F-6

 Consolidated Statements of Cash Flows for the fiscal years ended October
  31, 1999, October 31, 1998 and October 31, 1997.......................... F-7

 Notes to Consolidated Financial Statements................................ F-8


2.Financial Statement Schedules

 Report of Independent Certified Public Accountants........................ S-1
 Schedule II - Valuation and Qualifying Accounts........................... S-2

 All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes hereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Shareholders
Dial-Thru International Corporation

   We have audited the accompanying consolidated balance sheets of Dial-Thru International Corporation and subsidiaries (formerly ARDIS Telecom & Technologies, Inc., formerly Canmax, Inc.) as of October 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dial-Thru International Corporation and subsidiaries at October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ KING GRIFFIN & ADAMSON P.C.

                                          King Griffin & Adamson P.C.

Dallas, Texas
January 7, 2000

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Dial-Thru International Corporation

   We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended October 31, 1997 of Dial-Thru International Corporation and subsidiaries (formerly ARDIS Telecom & Technologies, Inc., which was formerly Canmax Inc.). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, shareholders equity and cash flows of Dial-Thru International Corporation and subsidiaries for the year ended October 31, 1997, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

                                          Ernst & Young LLP

Dallas, Texas
December 18, 1997

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                          CONSOLIDATED BALANCE SHEETS

                                                           October 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................ $    846,141  $    207,609
  Restricted cash..................................      613,634           --
  Trade accounts receivable, net of allowance for
   doubtful accounts of $181,675 and $4,001 in 1999
   and 1998, respectively..........................      297,914       292,086
  Inventory........................................      141,017       229,672
  Prepaid expenses and other.......................       92,074        29,002
  Current portion of long-term receivable, net of
   allowance for doubtful accounts of $20,000 and
   $0 in 1999 and 1998, respectively...............      300,000       177,845
  Current assets of discontinued operations........          --      2,305,502
                                                    ------------  ------------
    Total current assets...........................    2,290,780     3,241,716
                                                    ------------  ------------
PROPERTY AND EQUIPMENT, net........................    1,421,328        59,135
PROPERTY AND EQUIPMENT OF DISCONTINUED OPERATIONS,
 net...............................................          --        524,849
RESTRICTED CASH....................................      624,099           --
LONG-TERM RECEIVABLE, NET OF CURRENT PORTION, net
 of allowance for doubtful accounts of $30,000 and
 $0 in 1999 and 1998, respectively.................       50,000       397,851
OTHER ASSETS.......................................       80,582        17,387
LONG-TERM ASSETS OF DISCONTINUED OPERATIONS........          --      1,049,641
                                                    ------------  ------------
TOTAL ASSETS....................................... $  4,466,789  $  5,290,579
                                                    ============  ============
       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt................ $    162,000  $        --
  Trade accounts payable...........................      336,053       622,836
  Accrued liabilities..............................      306,239       227,578
  Deferred revenue.................................      235,104        46,033
  Advances from shareholder........................          --      1,500,000
  Current liabilities of discontinued operations...          --      1,683,591
                                                    ------------  ------------
    Total current liabilities......................    1,039,396     4,080,038
                                                    ------------  ------------
LONG-TERM DEBT, NET OF CURRENT PORTION.............      562,000           --
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS...          --        146,693
COMMITMENTS (Notes D, K and M)
SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value, 10,000,000
   shares authorized, none issued and outstanding
   in 1999 and 1998................................          --            --
  Common stock, 44,169,100 shares authorized;
   6,881,005 $.001 par value and 6,611,005 no par
   value shares issued and outstanding in 1999 and
   1998, respectively .............................        6,881    24,858,809
  Additional paid-in capital.......................   24,940,093           --
  Accumulated deficit..............................  (22,076,165)  (23,789,545)
  Accumulated other comprehensive income...........       (5,416)       (5,416)
                                                    ------------  ------------
    Total shareholders' equity.....................    2,865,393     1,063,848
                                                    ------------  ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......... $  4,466,789  $  5,290,579
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Year ended October 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           -----------  -----------  ----------
REVENUES
  Prepaid phone cards and other........... $ 3,116,911  $ 1,479,588  $      --
  Prepaid phone cards--USC................         --       709,525         --
                                           -----------  -----------  ----------
    Total revenues........................   3,116,911    2,189,113         --
COSTS AND EXPENSES                                                          --
  Prepaid phone cards and other...........   2,982,290    1,589,811
  Prepaid phone cards--USC................         --       565,151         --
  Sales & marketing.......................   1,254,429      388,506
  General & administrative................   2,682,545      436,939
  Selling general & administrative--USC...         --       554,253         --
  Depreciation and amortization...........      91,338       19,356
                                           -----------  -----------  ----------
    Total cost of revenues................   7,010,602    3,554,016         --
                                           -----------  -----------  ----------
      Operating loss......................  (3,893,691)  (1,364,903)        --
OTHER INCOME (EXPENSES)
  Interest and financing costs............     (95,836)    (155,318)        --
  Interest income.........................     174,604       54,535
  Loss on disposal of USC.................         --    (1,155,385)        --
                                           -----------  -----------  ----------
    Total other income (expense)..........      78,768   (1,256,168)        --
NET LOSS FROM CONTINUING OPERATIONS.......  (3,814,923)  (2,621,071)        --
DISCONTINUED OPERATIONS
  Income (loss) from operation of software
   business,
   net of income taxes of $0..............     218,376     (103,091)     87,331
  Gain on sale of software business,
   net of income taxes of $0..............   5,309,927          --          --
                                           -----------  -----------  ----------
NET INCOME (LOSS)......................... $ 1,713,380  $(2,724,162) $   87,331
                                           ===========  ===========  ==========
BASIC AND DILUTED EARNINGS (LOSS) PER
 SHARE:
  Continuing operations................... $     (0.56) $     (0.37) $      --
  Discontinued operations.................        0.81        (0.01)       0.01
                                           -----------  -----------  ----------
    Net earnings (loss)................... $      0.25  $     (0.38) $     0.01
                                           ===========  ===========  ==========
SHARES USED IN THE CALCULATION OF PER
 SHARE AMOUNTS:
  Basic common shares.....................   6,803,471    7,095,937   5,827,262
  Dilutive impact of stock options........         --           --      827,703
                                           -----------  -----------  ----------
  Dilutive common shares..................   6,803,471    7,095,937   6,654,965
                                           ===========  ===========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                  Accumulated
                                                         Additional   Option to                      Other
                                 Common    Common Stock    Paid-in     Purchase    Accumulated   Comprehensive
                                 Shares       Amount       Capital   Common Stock    Deficit        Income        Total
                               ----------  ------------  ----------- ------------  ------------  ------------- -----------
Balance at  November
 1, 1996.....................   5,012,869  $ 18,372,574  $       --  $ 4,861,659   $(21,152,714)   $ (6,201)   $ 2,075,318
Comprehensive income
 Net income..................         --            --           --          --          87,331         --          87,331
 Translation adjustment......         --            --           --          --             --          785            785
                               ----------  ------------  ----------- -----------   ------------    --------    -----------
  Total comprehensive
   income....................         --            --           --          --          87,331         785         88,116
Shares issued to EDS.........   1,598,136     4,861,659          --   (4,861,659)           --          --             --
Warrants issued in settlement
 registration obligation.....         --         56,500          --          --             --          --          56,500
                               ----------  ------------  ----------- -----------   ------------    --------    -----------
Balance at October 31, 1997..   6,611,005    23,290,733          --          --     (21,065,383)     (5,416)     2,219,934
Issuance of common stock and
 warrants in connection with
 acquisition of USC..........   1,500,000     2,647,398          --          --             --          --       2,647,398
Effect of USC rescission.....  (1,500,000)   (1,079,322)         --          --             --          --      (1,079,322)
Net Loss.....................         --            --           --          --      (2,724,162)        --      (2,724,162)
                               ----------  ------------  ----------- -----------   ------------    --------    -----------
Balance at October 31, 1998..   6,611,005    24,858,809          --          --     (23,789,545)     (5,416)     1,063,848
Shares and warrants issued as
 compensation................     250,000        80,165          --          --             --          --          80,165
Effect of change from no par
 to $.001 par value common
 stock.......................         --    (24,932,113)  24,932,113         --             --          --             --
Shares issued upon exercise
 of options..................      20,000            20        7,980         --             --          --           8,000
Net income...................         --            --           --          --       1,713,380         --       1,713,380
                               ----------  ------------  ----------- -----------   ------------    --------    -----------
Balance at October 31, 1999..   6,881,005  $      6,881  $24,940,093 $       --    $(22,076,165)   $ (5,416)   $ 2,865,393
                               ==========  ============  =========== ===========   ============    ========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended October 31,
                                             ----------------------------------
                                                1999         1998        1997
                                             -----------  -----------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss).........................  $ 1,713,380  $(2,724,162) $ 87,331
 Adjustments to reconcile net income
  (loss) to net cash
  used in continuing operating activities:
   Loss (income) from discontinued opera-
    tions..................................     (218,376)     103,091   (87,331)
   Gain on disposal of software business...   (5,309,927)         --        --
   Loss on disposal of USC.................          --     1,568,076       --
   Stock and warrants issued for services..       80,165          --        --
   Bad debt expense........................      405,825          --        --
   Depreciation and amortization...........       91,338       19,356       --
   (Increase) decrease in:                           --
     Trade accounts receivable.............     (201,526)    (292,086)      --
     Inventory.............................       88,655     (229,672)      --
     Prepaid expenses and other............      (63,072)     (29,002)      --
     Other assets..........................     (180,389)     (17,387)      --
   Increase (decrease) in:
     Trade accounts payable................     (286,783)     771,799       --
     Accrued liabilities...................       78,661      227,578       --
     Deferred revenue......................      189,071       46,033       --
                                             -----------  -----------  --------
 Net cash used in operating activities
  from continuing operations...............   (3,612,978)    (556,376)      --
                                             -----------  -----------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of software business...    7,394,917          --        --
 Purchase of property and equipment........   (1,436,337)     (78,493)      --
 Advances made under note receivable.......          --      (724,660)      --
 Payments received on note receivable......      115,569          --        --
                                             -----------  -----------  --------
 Net cash provided by (used in) investing
  activities of continuing operations......    6,074,149    (803,153)       --
                                             -----------  -----------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from (repayment of) advances
  from shareholder.........................   (1,500,000)   1,500,000       --
 Proceeds from note payable................      805,000          --        --
 Payments on note payable..................      (81,000)         --        --
 Proceeds from exercise of stock options...        8,000          --        --
 Cash restricted as collateral for note
  and letters of credit....................   (1,237,733)         --        --
                                             -----------  -----------  --------
 Net cash provided by (used in) financing
  activities of continuing operations......   (2,005,733)   1,500,000       --
                                             -----------  -----------  --------
Cash provided by (used in) discontinued op-
 erations..................................      183,094      (61,733) (779,901)
                                             -----------  -----------  --------
NET INCREASE (DECREASE) IN CASH............      638,532       78,738  (779,901)
Cash and cash equivalents at beginning of
 year......................................      207,609      128,871   908,772
                                             -----------  -----------  --------
Cash and cash equivalents at end of year...  $   846,141  $   207,609  $128,871
                                             ===========  ===========  ========
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
 AND FINANCING ACTIVITIES
 Acquisition of USC through issuance of
  1,500,000 common
  shares and 2,500,000 warrants for 1
  common share each........................  $       --   $ 2,647,398  $    --
 Rescission of USC purchase................  $       --   $ 1,079,322  $    --
 Offset of note receivable against trade
  accounts payable.........................  $       --   $   148,963  $    --
 Note receivable issued for deposit repay-
  ment.....................................  $   100,000  $       --   $    --

  The accompanying notes are an integral part of these consolidated financial statements.

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--ORGANIZATION AND NATURE OF BUSINESS

   Dial-Thru International Corporation and subsidiaries ("DTI" or the "Company"), (formerly ARDIS Telecom & Technologies, Inc., "Ardis" and formerly Canmax, Inc., "Canmax"), was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7, 1992, the Company renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994, its name was changed to "Canmax Inc". On February 1, 1999 this predecessor company reincorporated under the laws of the State of Delaware and changed its name to "ARDIS Telecom & Technologies, Inc". On November 2, 1999, the Company acquired substantially all of the business and assets of Dial-Thru International Corporation, a California corporation, along with the rights to the name "Dial-Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom & Technologies, Inc. to "Dial-Thru International Corporation."

   Prior to December 7, 1998, the Company operated in the software and telecommunications industries. On December 7, 1998, the Company sold its retail automation software business (the "Software Business") to Affiliated Computer Services, Inc. ("ACS"). Therefore, the Company no longer engages in the Software Business, and is now operating only in the telecommunications industry (the "Telecommunications Business").

   During 1998, the Company began competing in the telecommunications market through its wholly-owned subsidiary, Canmax Telecom, Inc. ("Telecom") now known as RSDT, Inc. In connection with the Company's entry into this new business, on January 30, 1998, the Company acquired USCommunications Services, Inc. ("USC"). The acquisition was rescinded as of May 27, 1998 (See Note C). The accompanying statement of operations for the year ended October 31, 1998 includes the operations of USC from its acquisition date through May 27, 1998. Telecom's operations include mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers (the "Telecommunications Business"). In August 1998, the Company entered into an agreement with PT-1 Communications, Inc. ("PT-1"). The agreement provides for PT-1 to supply long distance telecom and debit services, for use in the Company's marketing and distribution of domestic and international prepaid long distance calling cards. The relationship with PT-1 continued through July 31, 1999, as which time the Company established its own facilities based operations.

   At the beginning of fiscal 1999, the Company conducted its Telecommunications Business as a switchless reseller of telecommunications services. During fourth quarter of fiscal 1999, the Company began operating its own calling card platform and switching facilities and migrated from providing its telecommunications services as a switchless reseller of products of PT-1 Communications to conducting its Telecommunications Business as a facilities-based operator.

   The Company, through its wholly-owned subsidiary Canmax Retail Systems, Inc. ("CRSI") developed and provided enterprise wide technology solutions to the convenience store and retail petroleum industries, its "Software Business". On December 7, 1998, the Company obtained shareholder approval for the sale of, and sold, the assets of its Software Business (the "Software Business Sale"). The results of operations of the Software Business through December 7, 1998 have been presented in the financial statements as discontinued operations. Results of operations in prior years have been restated to reclassify the Software Business as discontinued operations. The measurement date for the sale is December 7, 1998, the date the shareholders approved the transaction.

 Liquidity

   During fiscal 1999, the Company received $7.395 million of proceeds ($7.625 million of gross proceeds, reduced by working capital adjustments) from ACS as a result of the Software Business sale. Of this amount, approximately $1,500,000 was used to repay amounts owed to Founders Equity under its Loan Agreement and

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

approximately $250,000 was used to pay transaction expenses. The Company spent approximately $1.0 million for capital investments in the Telecommunications Business to purchase and develop its telecommunications platform. The investments were primarily financed through bank loans secured by the Company's cash collateral. The Company's anticipated growth is dependent upon its ability to finance additional infrastructure development through external debt and/or equity offerings and internally through the operations of its Telecommunications Business. Management has instituted certain costs savings efforts, primarily to reduce overhead. In addition, the Company is in the process of raising additional equity and or debt financing.

NOTE B--SUMMARY OF SIGNIFICANT POLICIES

 Principles of Consolidation

   These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, RDST Inc. (Texas) formerly known as Canmax Telecom, Inc., and Canmax Retail Systems Inc. (Texas). All significant intercompany transactions have been eliminated.

 Revenue Recognition

   The following describes the Company's revenue recognition policies by type of activity:

   Discontinued Operations:

     Software Licenses and Products--Revenue was recognized when the software or products were delivered to the customer, collectibility was probable, and no significant vendor obligations remained after delivery.

     Software Development Contracts--Revenue was recognized as the Company performed the services in accordance with the contract terms. Revenue from long-term contracts was recognized using the percentage-of-completion method. Progress to completion was measured based upon the relationship that total costs incurred to date bears to the total costs expected to be incurred on a specified project. Losses on fixed price contracts were recorded when estimable.

     Service Agreements--Revenue from maintenance and support agreements was generally recognized in one of the following ways:

    --Billed annually in advance and recognized ratably over the ensuing year.

    --Billed and recognized monthly based on a fixed fee per site.

    --Billed and recognized monthly at a minimum base fee plus a variable fee which was dependent on call volumes.

   Continuing Operations:

     Phone cards sold while the Company owned USC--Revenue recognition originated from customer usage of prepaid calling cards. The Company sold cards to retailers and distributors at a fixed price. When the retailer or distributor was invoiced, deferred revenue was recognized. The Company recognized revenue, and reduced the deferred revenue account as the customer utilized calling time and upon expiration of cards containing unused calling time.

     Phone cards sold through the PT-1 Agreement--Revenue was recognized when the prepaid phone cards were invoiced and shipped. The Company performed no other services after the cards were shipped.

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Phone cards sold through the Company's switch platform--Revenue is recognized based on minutes of customer usage or upon the expiration of cards containing unused calling time. The Company records payments received in advance for prepaid services as deferred revenue until such related services are provided.

 Cash Equivalents

   For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Restricted Cash

   At October 31, 1999, $804,000 and $433,000 of cash was pledged as collateral on an outstanding note payable and letters of credit, respectively, and is classified as restricted cash on the balance sheet. The portion of the restricted cash which pertains to the long-term portion of the note payable has been classified correspondingly, as long-term.

 Inventory

   Inventory is stated at the lower of cost (first in-first out) or market and is primarily comprised of activated and unactivated calling cards.

 Property and Equipment

   Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset.

 Capitalized Software Costs

   Under provisions of the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs in connection with the discontinued operations were charged to expense when incurred until technological feasibility for the product had been established, at which time the costs were capitalized until the product was available for release. The Company began amortizing capitalized software costs upon general release of the software products to customers. The Company evaluated the net realizable value for each of its capitalized projects by comparing the estimated future gross revenues from a project less estimated future disposal costs to the amount of the unamortized capitalized cost. Costs were being amortized using the greater of
1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenue for that project or 2) the straight-line method over the remaining economic life of the related projects which is estimated to be a period of between four and five years. Amortization of capitalized software costs related to the discontinued operations amounted to approximately $19,000, $231,000, and $231,000, in 1999, 1998, and 1997, respectively.

 Net Income (Loss) Per Share

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

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


 Income Taxes

   The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Statement of Cash Flows

   For purposes of the statements of cash flows, the Company considers all cash and highly liquid short-term deposits to be cash equivalents. Total interest paid during 1999, 1998, and 1997 amounted to approximately $92,000, $24,000, and $46,000, respectively.

 Concentration of Credit Risk and Significant Customers

   Discontinued Operations:

     The Company derived its sales primarily from customers in the retail petroleum market. The Company performed periodic credit evaluations of its customers and generally did not require collateral. Billed receivables were generally due within 30 days. Credit losses have historically been insignificant.

     The Company's revenues (See Note G) were concentrated in The Southland Corporation ("Southland"), which accounted for approximately 86%, 87% and 92% of the Company's total revenue for fiscal years 1999, 1998 and 1997, respectively. At October 31, 1999 and 1998, Southland accounted for 0% and 77%, respectively of total accounts receivable. The Company's revenues derived from its relationship with Southland included products and services provided directly by the Company to Southland and indirectly through NCR Corporation ("NCR") to Southland pursuant to NCR's contract with Southland. No other customer accounted for over 10% of the Company's total revenues.

   Continuing Operations:

     One customer accounted for approximately 18% of revenues during the year ended October 31, 1999. This customer made up approximately 6% of the trade accounts receivable balance at October 31, 1999 however the balance was fully reserved. The Company no longer provides service to this customer, since its migration to a facilities-based operation. One customer accounted for approximately 25% of revenues during 1998. Management provides an allowance for doubtful accounts which reflects its estimate of the uncollectible receivables. In the event of non-performance, the maximum exposure to the Company is the recorded amount of the receivable at the balance sheet date.

     The Company has a note receivable and accrued interest from its former subsidiary, USC, under which approximately $460,000 in principal was outstanding at October 31, 1999. On August 17, 1999, USC commenced voluntary bankruptcy proceedings under Chapter 11 of the Bankruptcy Code (See Note C). Subsequent to October 31, 1999, bankruptcy proceedings were settled and the Company has agreed to a full settlement of outstanding debts owed by USC in the amount of $300,000. The remaining $160,000 note receivable balance has been charged to operations in 1999.

 Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

 Current and Pending Accounting Changes

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes new guidance for the reporting and display of comprehensive income and its components. SFAS No. 130 requires that the Company's foreign currency translation adjustment be included in other comprehensive income. The Company adopted this statement effective November 1, 1998.

   In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement expands certain reporting and disclosure requirements for segments and was adopted November 1, 1998. As the Company operates in only one segment following the disposition of its software business, the Standard does not currently impact disclosures.

   In October 1997, The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" (SOP 97-2), which supercedes Statement of Position No. 91-1. SOP 97-2 was effective for all transactions entered into by the Company subsequent to October 31, 1998. The adoption of this standard does not currently significantly impact the Company.

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a Statement of Position No. 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which will be effective for all transactions entered into by the Company subsequent to October 31, 1999. The Company is currently evaluating the impact the SOP 98-1 will have on software developed or obtained for internal use subsequent to October 31, 1999.

   In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities" (SOP 98-5), which will be effective for all transactions entered into by the Company subsequent to October 31, 1999. The Company does not expect this standard to impact disclosures.

   In June 1998, the Financial Accounting Standards Board issued Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities." The Standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The new Standard is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of the new Standard to have a material impact on its financial position or results of operations.

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE C--ACQUISITIONS AND RESCISSION

 USC Acquisition and Rescission

   On January 30, 1998, the Company acquired USC in a transaction recorded under the purchase method of accounting. The total purchase price of the acquisition was $2,667,398 and consisted of 1,500,000 common shares and 2,500,000 warrants for 1 common share each. The Company shares were valued at the trading price at the acquisition date with the warrants being valued using the Black-Scholes pricing model. The following assumptions were used in the Black-Scholes model; dividend yield of 0%, expected volatility of 112%, risk free interest rate of 6% over a 3 year period and a expected life of 3 years. Effective in May of 1998, the Company and principals of USC agreed to rescind the USC acquisition and that the economic benefits and burdens of any revenues received or expenses incurred following May 27, 1998 would accrue to USC. On June 15, 1998, the Company and USC executed definitive documents to reflect the rescission of the acquisition of USC, resulting in the Company recovering 1.5 million shares, and canceling 2,500,000 warrants. Cash payments made on behalf of USC will be recovered through a note receivable in the original principal amount of $724,660, of which approximately $460,000 of principal remains outstanding at October 31, 1999. Subsequently, as a result of voluntary Chapter 11 re-organization proceedings filed by USC on August 17, 1999, the Company has agreed to a full settlement of outstanding debts owed by USC in the amount of $300,000. The remaining $160,000 note receivable balance has been charged to operations in 1999.

   The Company recognized a loss on the disposition of $1,155,385. The loss on disposal is calculated as the difference between the fair value of common stock and warrants returned by USC and the net investment in USC, recognized by the Company through its disposition date.

 Acquisition of Talk Time Inc.

   On June 16, 1998, the Company acquired the assets of Talk Time, a wholesale distributor of prepaid calling cards to convenience stores in the Rocky Mountain and Oklahoma Regions. The asset purchase agreement provided for the acquisition of certain assets and the assumption of obligations with a cash purchase price approximating $54,000. In addition, the owner of Talk Time received 50,000 warrants to purchase 50,000 shares of the Company's common stock at $1 per share. The exercise price for the warrants was reduced to $.53 per share on July 1, 1998. The warrants vest upon attainment of target revenues as specified in the warrant agreement. On June 30, 1999, 25,000 of the warrants expired without vesting. The remaining 25,000 warrants will expire on June 30, 2000. The value of these warrants using the Black-Scholes method approximates the fair value assigned by management to the net assets acquired of $3,000. The following assumptions were used in the Black-Scholes model; dividend yield of 0%, expected volatility of 112%, risk free interest rate of 6% and an expected life of 2 years.

NOTE D--NASDAQ DELISTING

   On August 25, 1997, the U.S. Securities and Exchange Commission, The National Association of Securities Dealers, Inc. and the NASDAQ Stock Market approved increases in the listing and maintenance standards governing the NASDAQ SmallCap Market. On June 8, 1998, the Company was delisted from the NASDAQ SmallCap Market for failing to meet such requirements, and is now traded on the OTC Bulletin Board. The delisting of the Company's Common Stock may adversely affect the liquidity of the Company's Common Stock, the operations of the Company and the ability of the Company to raise capital in the future.

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

NOTE E--CONVERTIBLE DEBENTURES

 Convertible Debentures to Shareholders

   On December 15, 1997, the Company executed a convertible loan agreement (the "Original Agreement") with a shareholder, Founders which provided financing of up to $500,000. Funds obtained under the loan agreement were collateralized by all assets of the Company and bore interest at 10%. Required payments were for interest only and were due monthly beginning February 1, 1998. Borrowings under the loan agreement matured January 1, 1999, unless otherwise redeemed or converted. Under the terms of the loan agreement, Founders had the option to exercise its right at any time to convert all, or in multiples of $25,000, any part of the borrowed funds into the Company's Common Stock at a conversion price of $1.25 per share. The conversion price was subject to adjustment for certain events and transactions as specified in the loan agreements. Additionally, the outstanding principal amount was redeemable at the option of the Company at 110% of par.

   On February 5, 1998, Founders and the Company entered into a financial consulting agreement pursuant to which Founders agreed to provide financial advisory and consulting services to the Company, and the Company agreed to pay to Founders a fee equal to 3% of the value of the consideration received in any sale or merger of any division or subsidiary of the Company. As a result of this agreement, Founders has received $120,000 of the initial proceeds of the sale of the software business. Founders' agreed to forego any further payments attributable to the Company's receipt of deferred payments in connection with the sale.

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

   As of March 31, 1998, Founders (and certain of its affiliates) entered into the First Restated Loan Agreement (the "Loan Agreement") which consolidated all rights and obligations of the Company to Founders under the Original Agreement and the Loan Commitment. Amounts advanced under the Loan Agreement bore interest at the rate of 12% per annum, were secured by a lien on all other Company's assets and were convertible into shares of Common Stock, at the option of Founders, at $0.80 per share. On August 25, 1998, Founders agreed to release its lien on all of the Company's assets upon the consummation of the sale of the Software Business (See Note G). As consideration for the release, the Company agreed, upon the consummation of the sale, to repay $1.0 million of the $1.5 million currently outstanding under the Loan Agreement, and to allow Founders to convert the remaining $0.5 million plus accrued but unpaid interest outstanding under the Loan Agreement into shares of Common Stock at a conversion price of $0.50 per share. The Company used $1,000,000 from the Software Business sale proceeds to pay down the Founders debt.

   On December 11, 1998, the Company and Founders executed Amendment No. 1 to the Loan Agreement. As a result of the amendment, the Company agreed to defer Founders' conversion of the remaining indebtedness outstanding under the Loan Agreement in exchange for (a) Founders' waiver of any registration obligation under the Registration Rights Agreement dated May 1, 1997 or under the Loan Agreement until February 1, 1999 or the Company's earlier delivery of a conversion notice with regard to the outstanding indebtedness, (b) the adjustment of the conversion price for the remaining convertible indebtedness outstanding under the Loan Agreement ($500,000) from $0.50 per share to the greater of $0.50 per share or 75% of the average closing price of the Common Stock over the ten trading days preceding the delivery of a conversion

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

   Interest expense in connection with Founders debt was $44,063 and $103,352 for the years ended October 31, 1999 and 1998, respectively.

NOTE F--NOTES PAYABLE

   On April 13, 1999, the Company executed a loan agreement with Bank One for $805,000. The loan bears interest at prime less .5% (7.75% at October 31, 1999), is payable in monthly installments of $13,500 plus interest beginning May 13, 1999, and matures April 13, 2004. The loan is secured by cash equivalents of $900,000. The purpose of this loan was to purchase the telephone switch and software to run the switch.

   At October 31, 1999, scheduled maturities of notes payable are as follows:

         2000......................................... $162,000
         2001.........................................  162,000
         2002.........................................  162,000
         2003.........................................  162,000
         2004.........................................   76,000
                                                       --------
                                                        724,000
         Current maturities........................... (162,000)
                                                       --------
         Long-term debt, less current maturities...... $562,000
                                                       ========

NOTE G--DISPOSITION OF SOFTWARE BUSINESS AND DISCONTINUED OPERATIONS

   On December 7, 1998, the Company obtained shareholder approval to sell the Software Business to Affiliated Computer Systems, Inc., a Delaware corporation ("ACS"). The Asset Purchase Agreement dated as of September 3, 1998 provided for the sale of the computer equipment, purchased software, and internally developed software for $3,770,000 in cash and an additional $3,625,000 of deferred payments during 1999.

   As of October 31, 1999, the Company has received total payments relating to the additional consideration of $3,625,000. These payments have been recorded as additional gain on the sale of the Software Business, reduced by costs associated with the sale. The net gain resulting from disposition of the Software Business was $5,309,927.

   Summarized operating results of discontinued Software Business operations are as follows:

                                          Period from       Year
                                        November 1, 1998   Ending    Year Ending
                                        through December  October    October 31,
                                            7, 1998       31, 1998      1997
                                        ---------------- ----------  -----------
     Revenues..........................    $1,686,945    $9,380,064  $12,736,223
     Costs and expenses................     1,468,569     9,483,155   12,648,892
                                           ----------    ----------  -----------
     Net income (loss).................    $  218,376    $ (103,091) $    87,331
                                           ==========    ==========  ===========

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   At October 31, 1998, assets and liabilities of the discontinued Software Businesses operations are as follows:

                                                                    October 31,
                                                                       1998
                                                                    -----------
      Current assets:
        Accounts receivable........................................ $ 2,135,862
        Inventories................................................      33,990
        Prepaid expenses...........................................     135,650
                                                                    -----------
                                                                    $ 2,305,502
                                                                    -----------
      Furniture and fixtures....................................... $   699,552
      Computer equipment...........................................     910,442
      Computer software............................................     354,868
      Equipment held under capital lease obligations...............     370,235
      Leasehold improvements under leasehold obligations...........     536,880
                                                                    -----------
                                                                      2,871,977
      Less accumulated depreciation and amortization...............  (2,347,128)
                                                                    -----------
                                                                    $   524,849
                                                                    -----------
      Noncurrent assets:
        Capitalized software costs, net of accumulated
         amortization of $1,070,686................................ $   993,180
        Other assets...............................................      56,461
                                                                    -----------
                                                                    $ 1,049,641
                                                                    -----------
      Current liabilities:
        Trade accounts payable..................................... $ 1,032,300
        Accrued liabilities........................................     297,113
        Deferred revenue...........................................     210,342
        Current portion of lease obligations.......................     108,641
        Current portion of long-term debt..........................      35,195
                                                                    -----------
                                                                    $ 1,683,591
                                                                    -----------
      Long-term obligations, net of current maturities:
        Lease obligations.......................................... $   130,676
        Long-term debt.............................................      16,017
                                                                    -----------
                                                                    $   146,693
                                                                    ===========

 Southland Agreements

   In December 1993, the Company signed a five year agreement with Southland to provide software licenses, development services, and provide hardware and help desk services (the "Master Agreement"). Southland chose the Company's proprietary convenience store automation software, C-Serve, as the basis for its automation of store functions and operations at its corporate and franchise operated 7-Eleven convenience stores in the United States. Software licensing, product and service revenue under this agreement during the fiscal years ended October 31, 1998 and 1997 totaled approximately $3,160,000 and $2,051,000, respectively, while development revenues recorded under the Master Agreement during these same periods totaled approximately $859,000 and $799,000, respectively. This agreement expired on December 7, 1998.

   On October 31, 1997, the Company and Southland entered into Amendment No.3 to the Master Agreement (the "Southland Amendment"). Pursuant to the terms of the Southland Amendment, the Company

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

allowed Southland to exercise its right as specified in the Master Agreement to use, possess and modify the source code for the software developed by the Company for Southland for a one-time license fee of $1.0 million. Payment of the license fee was due in two installments of $500,000. The first installment was received in November 1997 and the second installment was received in January 1998.

   During fiscal 1996, the Company reached an agreement with NCR to develop for Southland a next generation Windows NT based version of the Company's C-Serve convenience store software for $9.5 million. NCR was chosen by Southland to provide project management and other professional services for the project. Modifications to project requirements increased total project revenues from $9.5 million to $11.5 million. Since this project was completed in 1997, no development revenues under such agreement were recognized by the Company in fiscal 1998, as compared to $7,560,000 in fiscal year 1997.

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

   Additionally, EDS and the Company agreed to amend a license and grant of rights agreement which specifies rights and obligations of both parties as to 788 of the Company's site licenses sold to EDS in fiscal 1994, and to terminate all formal agreements including the aforementioned stock option agreement, as well as their joint marketing and other supporting business agreements.

NOTE H--PROPERTY AND EQUIPMENT

   Property and equipment consists of the following at October 31:

                                                               1999      1998
                                                            ----------  -------
      Telephone switch equipment..........................  $  982,699  $    --
      Vending machines....................................      97,346       --
      Leasehold improvements..............................      21,544       --
      Furniture and fixtures..............................      68,395   72,282
      Computer equipment..................................      77,406    5,199
      Computer software...................................     267,438    1,010
                                                            ----------  -------
                                                             1,514,828   78,491
      Less accumulated depreciation and amortization......     (93,500) (19,356)
                                                            ----------  -------
                                                            $1,421,328  $59,135
                                                            ==========  =======

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   Depreciation and amortization expense from continuing operations amounted to $91,338, $19,356 and $0 in 1999, 1998, and 1997, respectively.

NOTE I--SHAREHOLDERS' EQUITY

 Warrant Issuances

   Founders Equity Group, Inc.

     On May 9, 1997, Founders Equity Group, Inc. exercised its right to demand that the Company file a registration statement with regard to all its shares (863,364) of the Company's Common Stock. Such shares were acquired from EDS on April 29, 1997 (see Note G--EDS Agreements and Transaction). Under applicable securities laws, the Company was unable to file such registration statement until after the filing of the registration statement relating to the resale of shares of the Company's Common Stock in the proposed Merger of the Company and Auto-Gas Systems, Inc. Pursuant to the terms of the registration rights agreement with Founders Equity Group, Inc., the Company was to have filed a registration statement on or about July 23, 1997 or incur a registration penalty of 50,000 shares per month. Founders Equity Group, Inc. agreed to extend the registration obligation until August 26, 1997 in exchange for its receipt of a warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.00 per share. Such warrants are exerciseable and expire on August 1, 2000. The registration obligation was satisfied by the filing of a registration statement on Form S-3 on August 13, 1997.

     The Company recorded expense of $56,500 in August, 1997 related to these Warrants. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using a Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 5.9%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .85; and an expected life of the warrant of 1.5 years.

   Performance Warrants

     In September 1997, the Company executed employment agreements with certain executives which provided for the issuance of warrants ("1997 Performance Warrants") to each executive as additional compensation. These agreements were effective July 1, 1997. The aggregate number of shares to be issued upon exercise of such 1997 Performance Warrants is 475,000. Each 1997 Performance Warrant expires 10 years from the date of issuance, and was exercisable at a price of $2.25 per share, the closing price of the Company's Common Stock on July 17, 1997, the date that the compensation committee approved the issuance of such warrants. The 1997 Performance Warrants vest 50% upon the "Trigger Date" and 50% on the one-year anniversary of the Trigger Date. As used in each warrant agreement, the Trigger Date means the date of the earlier of the following events: (i) the earnings per share of the Company (after tax) equals or exceeds $0.30 per share during any fiscal year, (ii) the closing price of the Company's Common Stock equals or exceeds $8.00 per share for sixty-five consecutive trading days, or (iii) a Change of Control.

     The warrant agreements define a "Change of Control" as existing upon any of the following: (i) any person or entity is or becomes the beneficial owner of more than thirty percent (30%) of the combined voting power of the outstanding securities of CRSI or the Company; (ii) at any time during the twenty-four month period following a merger, tender offer, consolidation, sale of assets or contested election, or any combination of such transactions, at least a majority of the Board of Directors of CRSI or the Company shall cease to be "continuing directors" (meaning a director of CRSI or the Company prior to such transaction or who subsequently became directors and whose election or nomination for election by

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  the stockholders of CRSI or the Company, was approved by a vote of at least two-thirds of the directors then still in office prior to such transaction); or (iii) the stockholders approve an agreement of sale or disposition by CRSI or the Company of all or substantially all of the assets of CRSI or the Company.

     In accordance with APB No. 25, and its related interpretations, the Company has recorded no compensation expense.

     Effective on January 30, 1998, 475,000 of the 1997 Performance Warrants vested concurrent with the issuance of common stock and warrants in connection with the acquisition of USC. During fiscal 1998, 1997 Performance Warrants to acquire 100,000 shares were cancelled. The exercise price of $2.25 was in excess of the trading price at the vesting date, and accordingly no compensation pursuant to APB No. 25 was recorded by the Company during 1998. The fair value of these warrants has been calculated pursuant to SFAS 123 "Accounting for Stock Based Compensation". The fair value of the warrants using the Black-Scholes pricing model was $650,011 with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .99; and an expected life of the Performance Warrants of 5 years. See pro forma and other disclosures further.

     Effective July 20, 1998, the 1997 Performance Warrants were repriced to
  0.53 per share, the closing price of the Company's Common Stock on that date. The repricing was made because management believes that the higher priced options were no longer a motivating factor. The options repriced are reflected in the cancellation and grant activity for 1998.

     Effective June 16, 1998, 50,000 warrants were issued relating to an asset purchase entered into by the Company (see note C). The warrants were initially exercisable at a price of $1 per share, and subsequently repriced to $0.53 per share on July 20, 1998. These warrants vest upon attainment of certain target revenues as specified in the warrant agreement. On June 30, 1999, 25,000 of the warrants expired without vesting. The remaining 25,000 warrants expire on June 30, 2000.

     Effective July 20, 1998, an additional 500,000 performance warrants were issued to certain executives ("1998 Performance Warrants"). Each 1998 Performance Warrant expires 10 years after the date of issuance and is excisable at a price of $0.53 per share, the closing price of the Company's Stock on July 20, 1998. The 1998 Performance Warrants vest upon achieving either $50 million in revenue in any period of twelve consecutive months with positive earnings during such months, or upon a change of control of the Company. In accordance with APB No. 25, and its related interpretations, the Company has recorded no compensation expense to date. Compensation expense will be recognized when it becomes probable that an event, which will trigger vesting, will occur.

     Effective July 15, 1999, 50,000 performance warrants were issued to an employee of the Company ("1999 Performance Warrants"). The warrants expire two years from the date of vesting and are exercisable at $0.46 per share, the closing price of the Company's stock on July 15, 1999. The 1999 Performance Warrants vest upon achieving target revenues in excess of $750,000 per month for three consecutive months during the vesting period. In accordance with APB No. 25, and its related interpretations, the Company has recorded no compensation expense to date. Compensation expense will be recognized when it becomes probable that an event, which will trigger vesting, will occur.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123 "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for the Performance Warrants under the fair value method of that statement. The fair value of the 1999 and 1998 Performance Warrants was estimated to be approximately $11,678 and $205,000 in 1999 and 1998, respectively at the date of grant using a Black-Scholes pricing model with the following

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date of 6.0% in 1999 and 5.4% in 1998; dividend yields of 0% in both years; volatility factors of the expected market price of the Company's common stock of .90 and 1.01, respectively; and an expected life of the Performance Warrants of 2 and 5 years, respectively.

     The weighted-average fair value of warrants granted during 1999 and 1998 is $0.38 and $1.08, respectively, and the weighted-average remaining contractual life of warrants outstanding at October 31, 1999 and 1998 is
  7.0 and 9.2 years, respectively.

   Compensation Warrants

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

     The Company recorded expense of $5,942 in 1999 related to these warrants. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using a Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.02; and an expected life of the warrant of one year.

     On August 16, 1999, the Company issued a warrant to an employee of the Company to acquire 50,000 shares of common stock at an exercise price of $0.55 per share, the closing price of the Company's common stock on August 13, 1999. On October 1, 1999, the Company issued a warrant to an employee of the Company to acquire 50,000 shares of the Company's common stock at an exercise price of $0.80 per share, the closing price of the Company's common stock on September 30, 1999. Each of these warrants vests in 25,000 share increments on the first and second anniversary dates of the warrant, and are exerciseable during the two year period following the date of vesting. The right to purchase any shares under these warrants terminates upon any termination of employment with the Company. Each of these warrants were issued as consideration for services.

     October 26, 1999, the Company issued a warrant to a distributor of the Company's prepaid phone cards to acquire 50,000 shares of common stock at an exercise price of $0.88 per share, the closing price of the Company's common stock on October 25, 1999. The warrant is exerciseable beginning October 26, 2001 and expires October 26, 2003. This warrant was issued as consideration for services.

     During the fiscal year ended October 31, 1999, the Company issued a warrant to purchase 20,000 shares of the Company's common stock for provision of services. The fair market value of these warrants is not significant, and therefore is not included in the proforma disclosure or net income for the year.

 Stock Options

   In 1990, the Company adopted a stock option plan (the "Stock Option Plan"). The Stock Option Plan authorizes the Board of Directors to grant up to 1,200,000 options to purchase common shares of the Company. No options will be granted to any individual director or employee which will, when exercised, exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of granting. All options granted under the Stock Option Plan have up to 10 year terms and have vesting periods which range from 0 to 3 years from the grant date. The exercise price of any options granted under the Stock Option Plan is the fair market value at the date of grant. As of October 31, 1997, the Board had granted certain options under the Stock Option Plan in excess of shares

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

authorized under the plan. On February 26, 1998, the Board of Directors increased the number of shares issuable under the Company's stock option plan (the "Stock Option Plan") from 1.2 million shares to 2.3 million shares so that stock options previously granted by the Board in excess of those permitted by the Stock Option Plan could be covered by the plan. Activity under the Stock Option Plan for the three years ended October 31, 1999 was as follows:

                                                        Number       Option
                                                          of          Price
                                                        Shares      Per Share
                                                       ---------  -------------
     Options outstanding at October 31, 1996.......... 1,051,050  $1.88 - $5.00
       Options granted................................   266,000   1.50 -  2.50
       Options canceled...............................  (299,350)  1.88 -  5.00
                                                       ---------  -------------
     Options outstanding at October 31, 1997.......... 1,017,700   1.50 -  5.00
       Options granted................................   199,050   0.38 -  1.41
       Options exercised..............................       --             --
       Options canceled...............................  (122,600)  1.41 -  5.00
                                                       ---------  -------------
     Options outstanding at October 31, 1998.......... 1,094,150   0.38 -  5.00
       Options granted................................   901,450   0.28 -  0.48
       Options exercised..............................   (20,000)     0.40
       Options canceled...............................  (912,300)  0.28 -  5.00
                                                       ---------  -------------
     Options outstanding at October 31, 1999.......... 1,063,300   0.30 -  2.50
                                                       =========  =============

   Effective December 11, 1998, employee options to purchase 792,150 shares were repriced to $.40 per share, the closing price of the Company's stock on that date. The repricing was made because the Board of Directors believed that the higher priced options were no longer a motivating factor for key employees and officers. The repriced options are reflected above in the cancellation and grant activity for 1999.

   A summary of the Company's stock option activity and related information for the years ended October 31, 1999, 1998 and 1997 are as follows:

                                1999                 1998                 1997
                         -------------------- -------------------- --------------------
                                    Weighted-            Weighted-            Weighted-
                          Number     Average   Number     Average   Number     Average
                            of      Exercise     of      Exercise     of      Exercise
                          Shares      Price    Shares      Price    Shares      Price
                         ---------  --------- ---------  --------- ---------  ---------
Outstanding--Beginning
 of year................ 1,094,150    $1.95   1,017,700    $2.23   1,051,050    $3.04
Granted.................   901,450     0.40     199,050     0.94     266,000     1.91
Exercised...............   (20,000)    0.40         --       --          --       --
Canceled................  (912,300)    1.97    (122,600)    2.17    (299,350)    4.35
                         ---------    -----   ---------    -----   ---------    -----
Outstanding--End of
 year................... 1,063,300     0.70   1,094,150     1.95   1,017,700     2.23
                         =========    =====   =========    =====   =========    =====
Exercisable at end of
 year................... 1,043,300     0.72     732,850     2.20     691,535     2.29
Weighted-average fair
 value of options
 granted
 during the year........              $0.24                $0.49                $1.33

   The weighted-average remaining contractual life of options outstanding at October 31, 1999, 1998 and 1997 is 2.12 years, 4.37 years and 4.37 years, respectively.

   At October 31, 1999, there are 2,283,300 shares issuable upon the exercise or conversion of outstanding options issued under the Stock Option Plan or warrants.

   Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date, which approximated 6% in 1999, 5.4% to 6.0% in 1998 and 5.8% to 6.2% in 1997; dividend yields of 0% in all three years; volatility factors of the expected market price of the Company's common stock of approximately .90 in 1999; between .94 and 1.0 in 1998 and between .89 and .95 in 1997; and an expected life of the option of between 3 and 6 years in 1999, 2 and 6 years in 1998 and between 1.6 and 6 years in 1997.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosure, the estimated fair value of the options and warrants is amortized to expense over the vesting period of the related option or warrant. The effects of applying SFAS No. 123 in computing the pro forma disclosures presented below are not indicative of future amounts as only options and warrants granted subsequent to October 31, 1995 have been included in the pro forma computations. The Company's pro forma information for the years ended October 31, 1999, 1998 and 1997 is as follows:

                                              1999        1998        1997
                                           ----------  -----------  ---------
Net income (loss) as reported............. $1,713,380  $(2,724,162) $  87,331
SFAS No. 123 Pro forma adjustments:
  Stock options...........................    (81,849)    (261,726)  (465,476)
  Performance warrants....................    (11,678)    (650,011)       --
                                           ----------  -----------  ---------
Pro forma net income (loss)............... $1,619,853  $(3,635,899) $(378,145)
                                           ==========  ===========  =========
Income (loss) per share as reported -
 basic and diluted........................ $     0.25  $     (0.38) $    0.01
                                           ==========  ===========  =========
Pro forma income (loss) per share - basic
 and diluted.............................. $     0.24  $     (0.51) $   (0.06)
                                           ==========  ===========  =========

 Stock Option Plan

   As of October 31, 1999, 1,141,990 shares of the Company's Common Stock have been issued under the Stock Option Plan, 1,063,300 shares remain subject to outstanding options under the Stock Option Plan, and 94,710 shares were available for future grants under the Stock Option Plan.

NOTE J--INCOME TAXES

   Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amount used for income tax purposes.

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   The temporary differences that give rise to the deferred tax assets or liabilities are as follows:

                                                            1999        1998
                                                         ----------  ----------
      Deferred tax assets
        Net operating loss carryovers................... $6,252,711  $7,201,424
        Accounts receivable.............................     78,770       1,360
        Property and equipment..........................        --       62,700
        Other assets....................................    173,710     168,989
        Other...........................................        202         202
                                                         ----------  ----------
          Total gross deferred tax assets............... $6,505,393  $7,434,675
      Deferred tax liabilities
        Current assets of discontinued operations.......        --     (337,682)
        Other...........................................       (447)        --
                                                         ----------  ----------
          Total gross deferred tax liabilities..........       (447)   (337,682)
                                                         ----------  ----------
                                                          6,504,946   7,096,993
          Valuation allowance........................... (6,504,946) (7,096,993)
                                                         ----------  ----------
        Net deferred tax assets......................... $      --   $      --
                                                         ==========  ==========

   The reconciliation of income tax provision at the statutory United States federal income tax rates to income tax provision is:

                                                1999       1998       1997
                                              ---------  ---------  --------
     Income tax provision (benefit) at
      statutory rate......................... $ 582,549  $(923,263) $ 29,693
     Change in valuation allowance...........  (592,047)   390,118       --
     Difference related to USC rescission....       --     533,145       --
     Other...................................     9,498        --    (29,693)
                                              ---------  ---------  --------
                                              $     --   $     --   $    --
                                              =========  =========  ========

   At October 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $18.4 million which expire in 2006 through 2019. Utilization of net operating losses may be subject to annual limitations due to limitations provided for by the Internal Revenue Code of 1986. The annual limitation may also result in the expiration of net operating losses before utilization.

NOTE K--COMMITMENTS

   The Company leases branch office facilities and its corporate office under various noncancelable operating leases with terms expiring at various dates through 2004. The Company has also entered into various operating leases for equipment used in the Company's business. Rental expense for operating leases was $210,157 and $585,428 for the years ended October 31, 1999 and 1998, respectively.

              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


   Future minimum lease payments under noncancelable operating leases as of October 31, 1999 are as follows:

       2000............................................................ $191,948
       2001............................................................  182,488
       2002............................................................  156,146
       2003............................................................  152,375
       2004............................................................   65,081
                                                                        --------
                                                                        $748,038
                                                                        ========

NOTE L--BENEFIT PLAN

   Effective January 1, 1994, the Company implemented an Internal Revenue Code
Section 401(k) Profit Sharing Plan for all employees of the Company. The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k). The Company may match employee contributions to a discretionary percentage of the employees contribution. The Company's matching funds are determined at the discretion of the Board of Directors and are subject to a seven-year vesting schedule from the date of original employment. The Company made matching contributions of $18,659 for the year ended October 31, 1999. No matching contributions were made for the years ended October 31, 1998 and 1997.

NOTE M--SUBSEQUENT EVENTS

   On November 2, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation, a California corporation now known as DTI-LIQCO, Inc. (the "Seller"), including the rights to the name "Dial-Thru International Corporation." The acquisition was effected pursuant to the terms of an Asset Purchase Agreement between the Company, a wholly owned subsidiary of the Company, the Seller and John Jenkins, the sole shareholder of the Seller. The Company issued to the Seller an aggregate of 1,000,000 shares of common stock, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified revenue and earnings goals. The number of shares issued to the Seller was determined after considering the value of the business acquired and arm's-length negotiations with John Jenkins, the sole shareholder of the Seller. In connection with the acquisition, John Jenkins joined the Company as the president of the subsidiary formed to operate the acquired business. Mr. Jenkins now serves as President and Chief Operating Officer of the Company and has the joined the Company's Board of Directors. The acquired business provides a variety of international telecommunications services, including international dial-thru, callback and Internet FaxThru services. The acquired business utilizes packetized voice technology and compression techniques, such as Voice over Internet protocol, to improve both costs and efficiencies of its telecommunications transmissions. The acquisition will be accounted for under the purchase method of accounting.

   On August 17, 1999, USC commenced a voluntary Chapter 11 reorganization proceeding before the United States Bankruptcy Court for the Southern District of California. Upon the rescission of the Company's acquisition of USC in June of 1998, USC consolidated its then existing debt obligations into a promissory note, of which approximately $460,000 of principal remained outstanding at October 31, 1999. In January 2000, bankruptcy proceedings were settled and the Company has agreed to a full settlement of outstanding debts owed by USC in the amount of $300,000. The remaining balance due of $160,000 has been charged to operations during 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board Of Directors and Stockholders
Dial-Thru International Corporation

   In connection with our audit of the consolidated financial statements of Dial-Thru International Corporation and Subsidiaries referred to in our report dated January 7, 2000, we have also audited Schedule II for the years ended October 31, 1999 and 1998. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth herein.

                                          King Griffin & Adamson P.C.

Dallas, Texas
January 7, 2000

                      DIAL-THRU INTERNATIONAL CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 For the years ended October 31, 1999 and 1998

                                        Additions
                                    --------------------
                         Balance at Charged     Charged               Balance at
                         beginning     to       to other                end of
                         of period  expense     accounts Deductions     period
                         ---------- --------    -------- ----------   ----------
1999
Allowance for
 uncollectible accounts  $    4,001 $405,825     $ --     $178,151(2) $  231,675
                         ========== ========     =====    ========    ==========
Deferred tax valuation
 allowance               $7,096,993 $    --      $ --     $592,047(3) $6,504,946
                         ========== ========     =====    ========    ==========
1998
Allowance for
 uncollectible accounts  $   26,900 $    --      $ --     $ 22,899(1) $    4,001
                         ========== ========     =====    ========    ==========
Deferred tax valuation
 allowance               $6,995,956 $101,037(3)  $ --     $    --     $7,096,993
                         ========== ========     =====    ========    ==========

--------
(1) Collections on accounts previously written off.
(2) Write offs.
(3)  Utilization and/or revaluation of deferred tax assets.
(4) Information for the year ended October 31, 1997 has been omitted as all amounts are included in discontinued operations for that period.