Form 10-Q
period 2000-01-31
DIAL THRU INTERNATIONAL CORP
filed 2000-03-16
CIK 913659

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended January 31, 2000

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to _______________

Commission file number 0-22636
                       -------

                       Dial-Thru International Corporation
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                    75-2801677
------------------------------------       -----------------------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

     8100 Jetstar Drive, Suite 100
          Irving, Texas                                    75063
 ---------------------------------------       -------------------------------
(Address of principal executive offices)                 (Zip Code)

                                 (972) 929-1920
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                       ARDIS Telecom & Technologies, Inc.

------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of March 14, 2000, 8,323,932 shares of common stock, $.001 par value per share, were outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                       DIAL-THRU INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
      (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                           CONSOLIDATED BALANCE SHEETS

                                                                                         January 31,            October 31,
                                                                                            2000                   1999
                                                                                        ------------           ------------
                                                                                        (Unaudited)
                                  ASSETS
CURRENT ASSETS
   Cash                                                                                 $    279,298           $    846,141
   Restricted cash                                                                           664,919                613,634
   Trade accounts receivable, net of allowance for doubtful
     accounts of $223,018 and $181,675 at January 31, 2000 and
     October 31, 1999, respectively                                                        1,908,839                297,914
   Accounts receivable - other                                                                15,321                     --
   Inventory                                                                                 246,263                141,017
   Prepaid expenses and other                                                                 90,102                 92,074
   Current portion of long-term receivable, net of allowance for doubtful
     accounts of $20,000 at January 31, 2000 and October 31, 1999                                 --                300,000
                                                                                        ------------           ------------
     Total current assets                                                                  3,204,742              2,290,780
                                                                                        ------------           ------------

PROPERTY AND EQUIPMENT, net                                                                1,930,980              1,421,328
RESTRICTED CASH                                                                              573,650                624,099
LONG-TERM RECEIVABLE, net of current portion, net of allowance for doubtful
   accounts of $30,000 at January 31, 2000 and October 31, 1999                               50,000                 50,000
OTHER ASSETS                                                                                 119,786                 80,582
GOODWILL, net of amortization of $7,877 at January 31, 2000                                1,252,402                     --
                                                                                        ------------           ------------
TOTAL ASSETS                                                                            $  7,131,560           $  4,466,789
                                                                                        ============           ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long-term debt                                                    $    162,000           $    162,000
   Current portion of capital lease obligation                                                24,572                     --
   Trade accounts payable                                                                  3,122,126                336,053
   Accrued liabilities                                                                       164,398                306,239
   Deferred revenue                                                                          924,254                235,104
   Other payable                                                                             135,500                     --
   Related party note payable - current                                                      200,000                     --
                                                                                        ------------           ------------
     Total current liabilities                                                             4,732,850              1,039,396
                                                                                        ------------           ------------
Long-term debt, net of current portion                                                       521,500                562,000
Related party note payable, net of current portion                                           127,735                     --
                                                                                        ------------           ------------
     Total long-term liabilities                                                             649,235                562,000
                                                                                        ------------           ------------
SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value, 10,000,000 shares authorized,
     none issued and outstanding at January 31, 2000 and October 31, 1999                         --                     --
   Common stock, 44,169,000 shares authorized; $.001 par value
     8,074,905 and 6,881,005 shares issued and outstanding at January 31,
     2000 and October 31, 1999, respectively                                                   8,075                  6,881
   Additional paid-in capital                                                             26,124,402             24,940,093
   Accumulated deficit                                                                   (24,159,536)           (22,076,165)
   Accumulated other comprehensive income                                                     (5,416)                (5,416)
   Notes receivable for common stock                                                        (218,050)                    --
                                                                                        ------------           ------------
     Total shareholders' equity                                                            1,749,475              2,865,393
                                                                                        ------------           ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $  7,131,560           $  4,466,789
                                                                                        ============           ============

See accompanying notes.

                       DIAL-THRU INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
      (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                        JANUARY 31,
                                                              ------------------------------
                                                                  2000              1999
                                                              -----------        -----------

REVENUES                                                      $ 3,806,767        $ 1,542,719
                                                              -----------        -----------

COSTS AND EXPENSES
   Costs of revenues                                            4,363,673          1,417,221
   Sales & marketing                                              508,214            220,098
   General & administrative                                       940,096            420,721
   Depreciation and amortization                                  115,105             10,363
                                                              -----------        -----------
     Total costs and expenses                                   5,927,088          2,068,403
                                                              -----------        -----------
OTHER INCOME (EXPENSES)
   Interest income (expense), net                                  36,951               (890)
                                                              -----------        -----------
     Total other income (expenses)                                 36,951               (890)
                                                              -----------        -----------
NET LOSS FROM CONTINUING OPERATIONS                            (2,083,370)          (526,574)

DISCONTINUED OPERATIONS
   Income (loss) from operation of software business,
     net of income taxes of $0                                         --            218,376
   Gain on sale of software business, net of income
     taxes of $0                                                       --          2,015,494
                                                              -----------        -----------
NET INCOME (LOSS)                                             $(2,083,370)       $ 1,707,296
                                                              ===========        ===========
BASIC EARNINGS (LOSS) PER SHARE:
   Continuing operations                                      $     (0.26)       $     (0.08)
   Discontinued operations                                             --               0.34
                                                              -----------        -----------
   Net earnings (loss)                                        $     (0.26)       $      0.26
                                                              ===========        ===========
DILUTED EARNINGS (LOSS) PER SHARE:
   Continuing operations                                      $     (0.26)       $     (0.08)
   Discontinued operations                                             --               0.34
                                                              -----------        -----------
   Net earnings (loss)                                        $     (0.26)       $      0.26
                                                              ===========        ===========
SHARES USED IN THE CALCULATION OF PER SHARE AMOUNTS:
   Basic common shares                                          7,892,030          6,627,309
   Dilutive impact of stock options and warrants                       --                 --
                                                              -----------        -----------
   Diluted common shares                                        7,892,030          6,627,309
                                                              -----------        -----------

See accompanying notes.

                       DIAL-THRU INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
      (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                                 JANUARY 31,
                                                                                      ----------------------------------
                                                                                          2000                   1999
                                                                                      -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                     $(2,083,370)          $ 1,707,296
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) continuing operating activities:
   Income from discontinued operations                                                         --              (218,376)
   Gain on disposal of software business                                                       --            (2,015,494)
   Stock issued for services                                                                   --                74,225
   Warrants issued for services                                                                --                 5,942
   Depreciation and amortization                                                          114,355                10,363
 Changes in operating assets and liabilities, net of effects of acquisition:
   Trade accounts receivable                                                           (1,027,320)             (439,302)
   Accounts receivable - other                                                              1,999                    --
   Inventory                                                                             (105,246)               16,718
   Prepaid expenses and other                                                              39,663               (65,362)
   Other assets                                                                           (29,705)                7,665
   Trade accounts payable                                                               1,774,161              (267,166)
   Accrued liabilities                                                                   (109,354)              (50,509)
   Deferred revenue                                                                       689,150               (22,608)
                                                                                      -----------            -----------
Net cash used in operating activities from
  continuing operations                                                                  (735,667)           (1,256,608)
                                                                                      -----------            -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of software business                                                        --             3,769,917
Purchase of property and equipment                                                       (111,048)              (12,552)
Payments on note receivable                                                               300,000                 6,452
Cash in DTI at acquisition date                                                            69,137                    --
                                                                                      -----------            -----------
Net cash provided by investing activities of continuing operations                        258,089             3,763,817
                                                                                      -----------            -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of convertible debenture - shareholder                                               --            (1,000,000)
Payments on notes payable                                                                 (40,500)               (9,011)
Payments on related party note payable                                                    (54,000)                   --
Change in restricted funds                                                                   (836)                   --
Issuance of common shares for cash                                                         29,953                    --
Payments on capital leases                                                                (23,882)                   --
                                                                                      -----------            -----------
Net cash used in financing activities of continuing operations                            (89,265)           (1,009,011)
                                                                                      -----------            -----------
Cash provided by discontinued operations                                                       --               564,873
                                                                                      -----------            -----------
NET INCREASE (DECREASE) IN CASH                                                          (566,843)            2,063,071
Cash at beginning of period                                                               846,141               207,609
                                                                                      -----------            -----------
Cash at end of period                                                                 $   279,298            $2,270,680
                                                                                      ===========            ===========
SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
   Cash paid for interest                                                             $    15,517            $   39,868
                                                                                      ===========            ===========
   Offset of accounts payable against notes receivable                                $        --            $   21,554
                                                                                      ===========            ===========
   Stock issued for services                                                          $        --            $   74,225
                                                                                      ===========            ===========

See accompanying notes.

                       DIAL-THRU INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
      (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

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

Prior to December 7, 1998, the Company operated in the software and telecommunications industries. On December 7, 1998, the Company sold its retail automation software business (the "Software Business") to Affiliated Computer Services, Inc. Therefore, the Company no longer engages in the Software Business, and is now operating only in the telecommunications industry (the "Telecommunications Business"). Results of operations in prior periods have been restated to reclassify the Software Business as discontinued operations. The measurement date for the sale is December 7, 1998, the date the shareholders approved the transaction.

During 1998, the Company began competing in the telecommunications market through its wholly-owned subsidiary, Canmax Telecom, Inc. ("Telecom") now known as RSDT, Inc. In connection with the Company's entry into this new business, on January 30, 1998, the Company acquired USCommunications Services, Inc. ("USC"). The acquisition was rescinded as of May 27, 1998. RDST's operations include mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers. In August 1998, the Company entered into an agreement with PT-1 Communications, Inc. ("PT-1"). The agreement provided for PT-1 to supply long distance telecom and debit services, for use in the

Company's marketing and distribution of domestic and international prepaid long distance calling cards. The relationship with PT-1 continued through July 31, 1999, at which time the Company established its own facilities-based operations.

Accordingly, at the beginning of fiscal 1999, the Company conducted its telecommunications business as a switchless reseller of telecommunications services. During the fourth quarter of fiscal 1999, the Company began operating its own enhanced services platform and switching facilities and migrated from providing its telecommunications services as a switchless reseller of products of PT-1 Communications, to conducting its telecommunications business as a facilities-based operator.

On November 2, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation, a California corporation now known as DTI-LIQCO, Inc., including the rights to the name "Dial-Thru International Corporation." Through the acquisition of Dial-Thru International Corporation, effective November 1, 1999, the Company provides a variety of international telecommunications services, including international dial-thru, re-origination and Internet FaxThru services. This business utilizes packetized voice technology and compression techniques, such as Voice Over Internet Protocol, to improve both the costs and efficiencies of its telecommunications transmissions.


NOTE B - REVENUE RECOGNITION

Prepaid services sold while the Company operates its own switch (this policy applies to all prepaid revenue generated in the quarter ended January 31,
2000)--Revenue recognition originates from customer usage. The Company sells products to retailers and distributors at a fixed price. When the retailer or distributor is invoiced, deferred revenue is recognized. The Company recognizes revenue, and reduces the deferred revenue account as the customer utilizes calling time or upon the expiration of cards containing unused calling time.

Revenues generated by international re-origination and dial-thru services are based on minutes of customer usage. The Company records payments received in advance as deferred revenue until such services are provided.

Prepaid services sold through the PT-1 Agreement (this policy applies to all revenue generated in the quarter ended January 31, 1999)--Revenue was recognized when the prepaid phone cards were invoiced and shipped. The Company performed no other services after the cards were shipped.


NOTE C - RESTRICTED CASH

At January 31, 2000, $1,238,569 of cash was pledged as collateral on an outstanding note payable and letters of credit and is classified as restricted cash on the balance sheet. The portion of the restricted cash which pertains to the long-term portion of the note payable has, correspondingly, been classified as long-term.

NOTE D - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

One customer accounted for approximately 20% of revenues during the three month period ended January 31, 2000. This customer made up approximately 14% of the trade accounts receivable balance at January 31, 2000. The Company generally does not require collateral for its trade accounts. The Company has an outstanding receivable from a customer of approximately $435,000 which is overdue by approximately one year, of which $105,000 has been reserved as of January 31, 2000. Management believes the remaining $330,000 is fully collectible. The Company had a note receivable and accrued interest from its former subsidiary, USC, under which approximately $300,000 (net of reserve of $160,000) in principal was outstanding at October 31, 1999. On August 17, 1999, USC commenced voluntary bankruptcy proceedings under Chapter 11 of the Bankruptcy Code. The Company collected $300,000 of this balance as a final settlement in January 2000. The remaining balance due of $160,000 was charged to operations during the fiscal year ended October 31, 1999.


NOTE E - ACQUISITION

On November 2, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation (the "Seller"), a California corporation. The acquisition was effected pursuant to the terms of an Asset Purchase Agreement between the Company, a wholly owned subsidiary of the Company, the Seller and John Jenkins, the sole shareholder of the Seller. The Company issued to the Seller an aggregate of 1,000,000 shares of common stock, recorded a total purchase price of $937,500 using the Company's common stock price at the time the acquisition was announced, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified revenue and earnings goals. As of January 31, 2000 no additional shares were earned by the seller based on revenue and earnings goals. The acquisition was accounted for as a purchase. Goodwill recorded in the acquisition will be amortized over a period of 10 years. The results of operations of the acquired entity are included in the consolidated operations of the Company from November 1, 1999.

The fair value of assets and liabilities acquired consisted of:

     Cash                                                 $     69,137
     Accounts receivable, net                                  583,605
     Fixed assets                                              505,082
     Other assets                                               64,512
     Liabilities                                            (1,545,115)
     Goodwill                                                1,260,279
                                                          ------------
                                                          $    937,500
                                                          ============

Unaudited pro forma financial information for the three month period ended January 31, 1999, as though the acquisition had occurred on November 1, 1998 is as follows:

     Revenues                                             $  3,412,020
                                                          ============
     Net loss from continuing operations                  $   (538,898)
                                                          ============
     Discontinued operations income                       $  2,233,870
                                                          ============
     Net income                                           $  1,694,972
                                                          ============
     Net loss per common share from continuing
       operations (basic and diluted)                     $      (0.07)
                                                          ============
     Net income per common share (basic and diluted)      $       0.22
                                                          ============
     Weighted average common shares outstanding
       (basic and diluted)                                $  7,627,309
                                                          ============


NOTE F - RECLASSIFICATIONS

Certain amounts in 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.


NOTE G - RELATED PARTY PAYABLE

In connection with the acquisition of Dial-Thru International Corporation on November 2, 1999, the Company assumed a related party note payable to the sole owner of the acquired entity of approximately $400,000. The note bears interest at 6% per annum, is payable in quarterly installments of $50,000 plus interest beginning November 1, 1999, and matures on August 1, 2001.


NOTE H - DISCONTINUED OPERATIONS

On December 7, 1998, the Company sold substantially all of the assets of the Software Business. Pursuant to the terms of the Purchase Agreement, the Company sold the assets and received $4,000,000 at closing and transferred certain liabilities arising from the Software Business. On January 21, 1999, the purchaser and the Company calculated the net working capital (generally current assets other than cash minus current liabilities) as of the closing date, and the purchaser received a net working capital adjustment of $230,083. The Company recorded an initial gain on the sale of the Software Business of $2,015,494. The gain was calculated as net proceeds of $3,769,917 less net assets of $1,693,259 less legal and accounting fees related to the sale of $61,164. The Company was entitled, upon the sale of the Software Business, to receive additional deferred payments of up to an additional $3,625,000 calculated at the end of each calendar quarter during the twelve-month period commencing on January 1, 1999. Each deferred payment was calculated based upon the cumulative level of revenue attributable to the Software Business from January 1, 1999 through the end of each three month period through December 31, 1999, and equaled (a) the sum of
(i) 75% of all such revenues greater than $4 million and less than or equal to $7 million plus (ii) 13.75% of all such revenues greater than $7 million or less than or equal to $17 million, minus (b) the sum of any deferred payments previously made.

As of January 31, 2000, the Company had received total payments relating to the additional consideration of $3,625,000. These payments had been recorded as additional gain on the sale of the Software Business, reduced by costs associated with the sale. The total net gain resulting from disposition of the Software Business was $5,309,927.

Summarized operating results of the discontinued Software Business operations are as follows:

                                            Period from
                                            November 1,
                                             Through
                                            December 7,
                                               1998
                                           ------------
      Revenues                             $  1,686,945
      Costs and expenses                      1,468,569
                                           ------------
      Net income (loss)                    $    218,376
                                           ============


NOTE I - SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

In connection with the acquisition of Dial-Thru International Corporation, the Company issued 1,000,000 shares. The Company also issued 193,900 shares in connection with the exercise of options for $248,003 in cash proceeds. $218,050 of this cash was received after January 31, 2000.

WARRANT ISSUANCES

During the three months ended January 31, 2000 the Company issued 870,000 options and warrants. The options and warrants were issued at the closing trading price on the date of grant, have exercise prices ranging from $0.81 to $1.44, and expire over 2 to 3 years. The options and warrants have various vesting terms.


NOTE J - SUBSEQUENT EVENTS

Subsequent to January 31, 2000 the Company used restricted cash collateralizing the long-term debt to pay off all of the debt.

On February 4, 2000, the Company consummated the private placement of $1,000,000 of convertible notes and warrants to eight accredited investors. The notes are payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000. If the notes are not repaid within 90 days, they are convertible into shares of common stock at $4.00 per share while they remain outstanding. The Company also issued to the purchasers of the notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. Pursuant to the terms of the notes, the Company is also obligated to issue to the holders of the notes warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share if the convertible notes have not been repaid within six months following the date of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Through December 7, 1998, the Company operated two distinct businesses, its software business conducted through its subsidiary Canmax Retail Systems, Inc. (the "Software Business") and its telecommunications business (the "Telecommunications Business"). On December 7, 1998, the Company consummated the sale of the Software Business (the "Software Business Sale") to Affiliated Computer Services, Inc. As a result of the Software Business Sale, the Company no longer engages in the Software Business and its business is focused solely on its Telecommunications Business. Therefore, historic financial information attributable to the Software Business is reported as discontinued operations. Because the Software Business was discontinued in the first quarter of fiscal 1999, management has not discussed the results of operations for the Software Business for the first quarter of fiscal 2000 as compared to 1999.

On November 2, 1999, the Company consummated the acquisition (the "DTI Acquisition") of substantially all of the assets and business of Dial-Thru International Corporation, a California corporation now known as DTI-LIQCO, Inc., including the rights to the name "Dial-Thru International Corporation." On January 14, 2000, the stockholders of the Company approved the Company's proposed change of its name from "ARDIS Telecom & Technologies, Inc." to "Dial-Thru International Corporation" and on January 19, 2000, the Company officially changed its name to Dial-Thru International Corporation. The acquired business provides a variety of international telecommunications services, including international dial-thru, re-origination and Internet FaxThru services, utilizing packetized voice technology and compression techniques, such as Voice over Internet Protocol, to improve both the costs and efficiencies of its telecommunications transmissions.

In the first quarter of fiscal 1999, the Company conducted its Telecommunications Business as a switchless reseller of telecommunications services. During the fourth quarter of fiscal 1999, the Company began operating its own telecommunications switching equipment and enhanced services platform and migrated from providing its telecommunications services as a switchless reseller of products of other carriers to conducting its Telecommunications Business as a facilities-based operator. During the first quarter of fiscal 2000, the Company conducted its Telecommunications Business as a facilities-based operator. As a facilities-based operator, the Company defers the recognition of revenue and expenses of its prepaid products until the customer utilizes the services, or until the expiration date of the product is reached. As a switchless reseller, the Company recognized revenue upon the shipment and invoicing of products, as the Company performed no further services after shipment.

The following discussion should be read in conjunction with the Company's Form 10-K and the consolidated financial statements for the years ended October 31, 1999, 1998 and 1997; the Company's Form 10-Q for the quarter ending January 31, 1999; and the consolidated financial statements and related notes for the quarter ended January 31, 2000 found elsewhere in this report.

RESULTS OF OPERATIONS

REVENUES

Revenues were $3,807,000 for the quarter ended January 31, 2000, compared to $1,543,000 for the quarter ended January 31, 1999, representing a 147% increase from the prior period. This increase is primarily attributable to revenues of approximately $1,762,000 arising from the business acquired in the DTI Acquisition, and increases of $502,000 in domestic retail revenues.

EXPENSES

Cost of revenues were $4,364,000 for the quarter ended January 31, 2000, compared to $1,417,000 for the quarter ended January 31, 1999, representing a 208% increase in cost of revenues from the prior period. Of this increase, approximately $1,549,000 related to the acquisition of DTI. The remaining increases in cost of revenues are primarily attributable to increased revenues from prepaid telecommunications services during the period.

Sales and marketing costs were $508,000 for the quarter ended January 31, 2000, compared to $220,000 for the quarter ended January 31, 1999, representing a 131% increase in costs from the prior period. Approximately $13,000 of this increase is attributable to the DTI Acquisition. The remaining costs are primarily comprised of costs associated with the development of distribution channels and customer support, discounts, commissions and advertising costs associated with the Company's prepaid telecommunications products.

General and administrative costs were $940,000 for the quarter ended January 31, 2000, compared to $421,000 for the quarter ended January 31, 1999, representing a 123% increase from the prior period. These costs are comprised primarily of management, accounting, legal and overhead expenses and have increased as a result of the Company's increase in its business operations and increases in personnel and overhead resulting from the DTI Acquisition. Of this increase, approximately $317,000 relates to the DTI Acquisition.

During the three month period ended January 31, 2000, the Company reported net interest income of $37,000, compared with a net interest expense of $1,000 for the three month period ended January 31, 1999. This change resulted from the Company's repayment of indebtedness during 1999 and the investment of restricted and non-restricted cash during the first fiscal quarter of 2000.

As a result of the foregoing, the Company incurred a net loss of $2,083,000, or $0.26 per share, for the three month period ended January 31, 2000, as compared to a net loss of $527,000, or $0.08 per share from continuing operations for the quarter ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's growth models for its business are scaleable, but the rate of growth is dependent on the availability of future financing for capital resources. The Company plans to commit at least $2.0 million for capital investments for fiscal 2000, and plans to finance additional infrastructure development externally through debt and/or equity offerings and internally through the operations of its telecommunications business. The Company believes that, if provided with sufficient capital, it can significantly accelerate its growth plan, and consequently plans to raise between $5.0 million and $15.0 million in either debt or equity financing during the first half of fiscal 2000. The Company is also contemplating an additional funding of a larger nature, possibly in the second half of fiscal 2000. The Company believes that it will be able to accomplish these financings on acceptable terms in order to support its growth plans. The Company's failure to obtain any such financing could significantly delay the Company's implementation of its business plan and have a material adverse effect on its business, financial condition and operating results.

At January 31, 2000, the Company had cash and cash equivalents of $279,000, a decrease of $567,000 from the balance at October 31, 1999.

During the three months ended January 31, 2000, net cash used in operating activities of $736,000 was primarily due to the net loss during the quarter of $2,083,000 and net increases in trade accounts receivable of $1,027,000, as reduced by increases in deferred revenues of $689,000 and increases in trade accounts payables and other accrued liabilities of $1,665,000. The increases in accounts receivable, accounts payable and deferred revenues are primarily attributable to increases in the Company's revenues. During the three months ended January 31, 1999, cash used in operating activities totaled $1,257,000 and was comprised of the Company's net income $1,707,000, adjusted for gains from discontinued operations of $218,000, a gain on the disposal of the Software Business of $2,015,000, issuance of common stock to employees of $74,000, depreciation of $10,000, and net changes in operating assets and liabilities of $821,000.

Cash provided by investing activities was $258,000 for the three months ended January 31, 2000 and was primarily comprised of a $300,000 repayment of a note receivable and $69,000 of cash acquired in the DTI Acquisition, reduced by $111,000 of purchased property and equipment. Cash provided by investment activities for the first quarter of 1999 totaled $3,764,000 and was primarily comprised of proceeds from the sale of the Software Business of $3,770,000, reduced by the purchase of property and equipment of $13,000.

Cash used in financing activities for the three months ended January 31, 2000 totaled $89,000, and was comprised of payments of $41,000 on a note payable, $54,000 on a related party note payable and $24,000 under capital leases, as offset by $30,000 of proceeds received upon the exercise of stock options. Cash used in financing activities for continuing operations for the three months ended January 31, 1999, was $1,009,000, reflecting the repayment of borrowings under a loan agreement that was entered into fiscal 1998.

Current liabilities as of January 31, 2000 were $4,733,000, while current assets as of that date totaled $3,205,000. Current assets include $1,909,000 of accounts receivable, of which 23% were comprised of a past due account from an international customer. At January 31, 2000, the Company had a net working capital deficiency of $1,529,000, compared to a net working capital surplus of $1,252,000 at January 31, 1999.

The Company is currently negotiating with several of its carriers and financing companies to eliminate or reduce the amount of required deposits (which are included in restricted cash) to provide the Company with short-term liquidity. Although the Company has applied some of its cash deposits against notes payable under its current financing arrangements, the Company anticipates being able to achieve approximately $500,000 to $800,000 of liquidity through various leasing and financing activities.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects", "will", "anticipates", "estimates", "believes," "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projects in forward-looking statements contained herein, including without limitation statements regarding the Company's belief of the sufficiency of capital resources and its ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using Voice over Internet Protocol ("VoIP") to provide telecommunications services, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services, (c) the price-sensitive nature of consumer demand,
(d) the Company's dependence upon favorable pricing from its suppliers to compete in the telecommunications industry, (e) increased consolidation in the telecommunication industry, which may result in larger competitors being able to compete more effectively, (f) the failure to attract or retain key employees,
(g) continuing changes in governmental regulations affecting the telecommunications industry and the Internet, (h) changing consumer demand, technological development and industry standards that characterize the industry, and (i) the "Certain Business Factors" identified in the Company's Annual Report on Form 10-K for the year ended October 31, 1999. The Company does not undertake to update any forward-looking statements contained herein. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Quarterly Report on Form 10-Q or in any document or statement referring to this Quarterly Report on Form 10-Q.


PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 1, 1999, the Company granted to two of its employees warrants to acquire 50,000 shares each at an exercise price of $0.81 per share, the closing price of the Company's common stock on November 30, 1999. These warrants vest 50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant, and expire two years after the date of vesting. On December 22, 1999, the Company granted options to acquire 50,000 shares to an employee under its Stock Option Plan, at an exercise price of $1.44, the closing price of the Company's common stock on December 21, 1999. The right to acquire 10,000 shares under the stock option was immediately vested, and the right to acquire the remaining shares vests in 10,000 share increments on the first, second, third and fourth anniversary dates of the date of grant.

On December 22, 1999, the Company granted warrants to acquire 420,000 shares to nine of its employees at an exercise price of $1.44 per share, the closing price of the Company's common stock on December 21, 1999. These warrants vest in 1/3 increments on the first, second and third anniversary dates of the date of grant, and expire three years after the date of vesting. On December 22, 1999, the Company also granted to a new employee a warrant to acquire 300,000 shares of its common stock at $1.44 per share, the closing price of the Company's common stock on December 21, 1999, of which the right to acquire 100,000 shares was immediately exercisable and the right to acquire the remaining shares vest in 100,000 shares increments on the first and second anniversary dates of the date of grant. These warrants expire three years after the date of vesting.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

On January 14, 2000, the Company's stockholders approved an amendment to the Company's certificate of incorporation to change the name of the Company from "ARDIS Telecom & Technologies, Inc." to "Dial-Thru International Corporation." The number of votes for, against and abstain from the proposal are set forth below:

         For                       Against                     Abstain

      7,541,658                     8,500                       11,599

ITEM 5.  OTHER INFORMATION

On January 19, 2000, the Company changed its name to Dial-Thru International Corporation and on January 20, 2000, the Company's trading symbol on the OTC Bulletin Board was changed to DTIX.

On February 4, 2000, the Company consummated the private placement of $1,000,000 of convertible notes and warrants to eight accredited investors. The notes are payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000. If the notes are not repaid within 90 days, they are convertible into shares of common stock at $4.00 per share while remaining outstanding. The Company also issued to the purchasers of the notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. Pursuant to the terms of the notes, the Company is also obligated to issue to the holders of the notes warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share if the convertible notes have not been repaid within six months following the date of issuance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are required to be filed with this quarterly report on Form 10-Q:

      11       Statement re Computation of Per Share Earnings (filed herewith).
      27       Financial Data Schedule (filed herewith).

(b)      Reports on Form 8-Ks

         On November 17, 1999, the Company filed a report on Form 8-K in connection with the DTI Acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Dial-Thru International Corporation
                                  (Registrant)

DATE: March 16, 2000              /s/   John Jenkins
      --------------------------  ----------------------------------
                                  John Jenkins
                                  President, Chief Financial Officer
                                  (Principal Financial Officer)