Form 10-Q
period 2000-04-30
DIAL THRU INTERNATIONAL CORP
filed 2000-06-14
CIK 913659

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended April 30, 2000
                                    -----------
                                      or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From _______________ to _______________

Commission file number 0-22636
                       -------

                      DIAL-THRU INTERNATIONAL CORPORATION
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


________________________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of June 7, 2000, 8,563,131 shares of common stock, $.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      DIAL-THRU INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES
     (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                          CONSOLIDATED BALANCE SHEETS

                                                                                       April 30,           October 31,
                                                                                         2000                 1999
                                                                                     ------------         ------------
                                                                                      (Unaudited)
                                    ASSETS
CURRENT ASSETS
   Cash                                                                              $  1,035,816        $    846,141
   Restricted cash                                                                        300,000             613,634
   Trade accounts receivable, net of allowance of doubtful accounts of
     $536,613 and $181,675 at April 30, 2000 and October 31, 1999,
     respectively                                                                         870,372             297,914
   Accounts receivable - other                                                             36,714                  --
   Inventory                                                                               58,478             141,017
   Prepaid expenses and other                                                              40,135              92,074
   Deferred financing fees                                                                369,030                  --
   Current portion of long-term receivable, net of allowance for doubtful
     accounts of $20,000 at April 30, 2000 and October 31, 1999                                --             300,000
                                                                                     ------------        ------------
     Total current assets                                                               2,710,545           2,290,780
                                                                                     ------------        ------------

PROPERTY AND EQUIPMENT, net                                                             1,906,147           1,421,328
RESTRICTED CASH                                                                                --             624,099
LONG-TERM RECEIVABLE, net of current portion, net of allowance for doubtful
   accounts of $30,000 at April 30, 2000 and October 31, 1999                              50,000              50,000
OTHER ASSETS                                                                              170,946              80,582
GOODWILL, net of amortization of $ 52,074 at April 30, 2000                               989,401                  --
                                                                                     ------------        ------------
TOTAL ASSETS                                                                         $  5,827,039        $  4,466,789
                                                                                     ============        ============

   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Convertible debentures - current                                                  $  1,000,000        $         --
   Current portion of long-term debt                                                           --             162,000
   Current portion of capital lease obligation                                                464                  --
   Trade accounts payable                                                               3,928,199             336,053
   Accrued liabilities                                                                    338,179             306,239
   Deferred revenue                                                                        61,270             235,104
   Other payable                                                                           55,500                  --
   Related party note payable - current                                                   196,000                  --
                                                                                     ------------        ------------
     Total current liabilities                                                          5,579,612           1,039,396
                                                                                     ------------        ------------
Long-term debt, net of current portion                                                         --             562,000
Related party note payable, net of current portion                                        150,000                  --
                                                                                     ------------        ------------
     Total long-term liabilities                                                          150,000             562,000
                                                                                     ------------        ------------
SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value, 10,000,000 shares authorized, none
     issued and outstanding at April 30, 2000 and October 31, 1999                             --                  --
   Common stock, 44,169,000 shares authorized; $.001 par value;
     8,493,655 shares issued and 8,481,633 shares outstanding at April
     30, 2000 and 6,881,005 shares issued and outstanding at October 30, 1999               8,494               6,881
   Additional paid-in capital                                                          27,040,513          24,940,093
   Accumulated deficit                                                                (26,881,894)        (22,076,165)
   Accumulated other comprehensive income                                                  (5,416)             (5,416)
   Treasury stock                                                                         (54,870)                 --
   Notes receivable for common stock                                                       (9,400)                 --
                                                                                     ------------        ------------
     Total shareholders' equity                                                            97,427           2,865,393
                                                                                     ------------        ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $  5,827,039        $  4,466,789
                                                                                     ============        ============

See accompanying notes.

                      DIAL-THRU INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES
     (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                        APRIL 30,                           APRIL 30,
                                              ---------------------------           -------------------------

                                                  2000            1999                 2000          1999
                                              -----------     -----------           -----------   -----------
REVENUES                                      $ 2,823,704     $   846,020           $ 6,630,471   $ 2,388,739
                                              -----------     -----------          ------------   -----------
COSTS AND EXPENSES
   Costs of revenues                            3,109,052         738,648             7,472,725     2,155,869
   Sales & marketing                              278,569         259,692               786,783       479,791
   General & administrative                     1,741,938         525,632             2,682,034       946,352
   Depreciation and amortization                  159,342          11,534               274,447        21,897
                                              -----------     -----------          ------------   -----------
     Total costs and expenses                   5,288,901       1,535,506            11,215,989     3,603,909
                                              -----------     -----------          ------------   -----------
OTHER INCOME (EXPENSES)
   Financing fees                                (240,260)             --              (240,260)           --
   Interest income (expense), net                 (16,899)         16,805                20,052        15,915
                                              -----------     -----------           -----------   -----------
     Total other income (expenses)               (257,159)         16,805              (220,208)       15,915
                                              -----------     -----------           -----------   -----------
NET LOSS FROM CONTINUING OPERATIONS            (2,722,356)       (672,681)           (4,805,726)   (1,199,255)

DISCONTINUED OPERATIONS
   Income (loss) from operation of software
    business,
     net of income taxes of $0                         --              --                    --       218,376
   Gain on sale of software business, net
    of income
     taxes of $0                                       --       1,366,518                    --     3,382,012
                                              -----------     -----------           -----------   -----------
NET INCOME (LOSS)                             $(2,722,356)    $   693,837           $(4,805,726)  $ 2,401,133
                                              ===========     ===========           ===========   ===========
BASIC EARNINGS (LOSS) PER SHARE:
   Continuing operations                      $     (0.33)    $     (0.10)                (0.59)  $     (0.18)
   Discontinued operations                             --            0.20                    --          0.54
                                              -----------     -----------           -----------   -----------
Net earnings (loss)                           $     (0.33)    $      0.10                 (0.59)  $      0.36
                                              ===========     ===========           ===========   ===========
DILUTED EARNINGS (LOSS) PER SHARE:
   Continuing operations                      $     (0.33)    $     (0.10)                (0.59)  $     (0.18)
   Discontinued operations                             --            0.20                    --          0.54
                                              -----------     -----------           -----------   -----------
   Net earnings (loss)                        $     (0.33)    $      0.10                 (0.59)  $      0.36
                                              ===========     ===========           ===========   ===========
SHARES USED IN THE CALCULATION OF PER SHARE
 AMOUNTS:
   Basic common shares                          8,353,496       6,861,005             8,120,228     6,733,933
   Dilutive impact of stock options and
    warrants                                           --              --                    --            --
                                              -----------     -----------           -----------   -----------
   Diluted common shares                        8,353,496       6,861,005             8,120,228     6,733,933
                                              ===========     ===========           ===========   ===========


See accompanying notes.

                      DIAL-THRU INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES
     (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                           April 30,
                                                                                  ---------------------------
                                                                                     2000           1999
                                                                                  ---------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                 $(4,805,726)    $ 2,401,133
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) continuing operating activities:
  Income from discontinued operations                                                      --        (218,376)
  Gain on disposal of software business                                                    --      (3,382,012)
  Stock issued for services                                                                --          74,225
  Warrants issued for services                                                             --           5,942
  Depreciation and amortization                                                       274,447          21,897
  Financing fees                                                                      240,260              --
Changes in operating assets and liabilities, net of effects of acquisition
  Trade accounts receivable                                                            11,147         (53,532)
  Accounts receivable - other                                                         (19,393)             --
  Inventory                                                                            82,539         (51,947)
  Prepaid expenses and other                                                           89,630        (149,240)
  Other assets                                                                        (84,344)          9,107
  Trade accounts payable                                                            2,851,966        (406,749)
  Accrued liabilities                                                                  29,764         (66,062)
  Other payable                                                                       (80,000)             --
  Deferred revenue                                                                   (173,834)        (46,033)
                                                                                  -----------     -----------
Net cash used in operating activities from
 continuing operations                                                             (1,583,544)     (1,861,647)
                                                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of software business                                                    --       3,769,917
Purchase of property and equipment                                                   (198,630)        (91,550)
Payments on note receivable                                                           300,000          35,610
Deposit on future asset acquisition                                                        --        (200,000)
Cash in DTI at acquisition date                                                        69,137              --
                                                                                  -----------     -----------
Net cash provided by investing activities from continuing operations                  170,507       3,513,977
                                                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of convertible debenture - due to shareholder                                    --      (1,000,000)
Proceeds from notes payable                                                         1,000,000         805,000
Payments on notes payable                                                            (724,000)        (51,212)
Payments on related party note payable                                                (54,000)             --
Change in restricted funds                                                            937,733              --
Issuance of common shares for cash                                                    490,970              --
Payments on capital leases                                                            (47,991)             --
                                                                                  -----------     -----------
Net cash provided by (used in) financing activities from continuing operations      1,602,712        (246,212)
                                                                                  -----------     -----------
Cash provided by discontinued operations                                                   --       1,931,391
                                                                                  -----------     -----------
NET INCREASE IN CASH                                                                  189,675       3,337,509
Cash at beginning of period                                                           846,141         207,609
                                                                                  -----------     -----------
Cash at end of period                                                             $ 1,035,816     $ 3,545,118
                                                                                  ===========     ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
  Cash paid for interest                                                          $    20,894     $    18,181
                                                                                  ===========     ===========

SUPPLEMENTAL NON-CASH ACTIVITIES

  Offset of accounts payable against notes receivable                             $        --     $    21,554
                                                                                  ===========     ===========


See accompanying notes.

                      DIAL-THRU INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES
     (Formerly Ardis Telecom & Technologies, Inc., Formerly Canmax, Inc.)

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six month period ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000.
For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

Prior to December 7, 1998, the Company operated in the software and telecommunication industries. On December 7, 1998, the Company sold its retail automation software business (the "Software Business") to Affiliated Computer Services, Inc. ("ACS"). Therefore, the Company no longer engages in the Software Business, and is now operating only in the telecommunications industry (the "Telecommunications Business"). Results of operations in prior periods have been restated to reclassify the Software Business as discontinued operations. The measurement date for the sale is December 7, 1998, the date the shareholders approved the transaction.

On November 2, 1999, the Company acquired substantially all of the business and assets of Dial-Thru International Corporation, a California corporation, now known as DTI-LIQCO, Inc., along with the rights to the name
"Dial-Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom & Technologies, Inc. to "Dial-Thru International Corporation"("DTI").

During 1998 and 1999, the Company's operations included mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers. Starting January, 2000, the Company changed its focus from prepaid calling cards to becoming a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company now provides a variety of international and domestic communication services including international dial-thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its "VoIP" Network to effectively deliver the products to the end user.

In addition to helping companies achieve significant savings on long-distance voice and fax calls by routing calls over the Internet or the Company's private network, the Company also offers new opportunities for existing Internet Service Providers that want to expand into voice services, private corporate networks seeking to lower long-distance costs, and Web-enabled corporate call centers engaged in electronic commerce.

DTI is also opening "VoIP" to a new segment of customers by delivering a high quality, reliable and scaleable solution that addresses the needs of the rapidly growing "VoIP" industry.

NOTE B - EARNINGS (LOSS) PER SHARE

The shares issuable upon the exercise of stock options and warrants, and convertible debentures are excluded from the calculation of net earnings (loss) per share as their effect on continuing operations net loss would be antidilutive.

NOTE C - REVENUE RECOGNITION

Prepaid services sold while the Company operates its own switch (This policy applies to all prepaid revenue generated during the six months ended April 30, 2000.)--Revenue recognition originates from customer usage. The Company sells products to retailers and distributors at a fixed price. When the retailer or distributor is invoiced, deferred revenue is recognized. The Company recognizes revenue, and reduces the deferred revenue account as the customer utilizes calling time or upon expiration of cards containing unused calling time.

Revenues generated by international re-origination and dial-thru services are based on minutes of customer usage. The Company records payments received in advance as deferred revenue until such services are provided.

Prepaid services sold through the PT-1 Agreement (This applies to all revenue generated during the six months ended April 30, 1999.)--Revenue was recognized when the prepaid phone cards were invoiced and shipped. The Company performed no other services after the cards were shipped.


NOTE D - RESTRICTED CASH

At April 30, 2000, $300,000 of cash was pledged as collateral on a building lease and an international carrier contract and is classified as restricted cash on the balance sheet.


NOTE E - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

The Company has an outstanding receivable from a customer of approximately $435,000 which is overdue by approximately one year, of which $235,000 has been reserved as of April 30, 2000. Management believes the remaining
$200,000 is fully collectible. The Company had a note receivable and accrued interest from USCommunications Services, Inc., its former subsidiary, under which approximately $300,000 (net of reserve of $160,000) in principal was outstanding at October 31, 1999. On August 17, 1999, USC commenced voluntary bankruptcy proceedings under Chapter 11 of the Bankruptcy Code. The Company collected $300,000 of this balance as a final settlement in January 2000. The remaining balance due of $160,000 was charged to operations during the fiscal year ended October 31, 1999.


NOTE F - ACQUISITION

On November 2, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation (the "Seller"), a California corporation. The acquisition was effected pursuant to the terms of an Asset Purchase Agreement between the Company, a wholly owned subsidiary of the Company, the Seller and John Jenkins, the sole shareholder of the Seller. The Company issued to the Seller an aggregate of 1,000,000 shares of common stock, recorded a total purchase price of $937,500 using the Company's common stock price at the time the acquisition was announced, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified revenue and earnings goals. As of April 30, 2000, no additional shares were earned by the Seller based on revenue and earnings goals. The acquisition was accounted for as a purchase. Goodwill recorded in the acquisition will be amortized over a period of 10 years. The results of operations of the acquired entity are included in the consolidated operations of the Company from November 1, 1999.

The fair value of assets and liabilities acquired consisted of:

  Cash                                                 $     69,137
  Accounts receivable, net                                  583,605
  Fixed assets                                              505,082
  Other assets                                               64,512
  Liabilities                                            (1,326,311)
  Goodwill                                                1,041,475
                                                       ------------
                                                       $    937,500
                                                       ============

Unaudited pro-forma financial information for the six month period ended April 30, 1999, as though the acquisition had occurred on November 1, 1998 is as follows:

  Revenues                                              $ 6,062,271
                                                        ===========
  Net loss from continuing operations                   $(1,198,778)
                                                        ===========
  Discontinued operations income                        $ 3,600,388
                                                        ===========
  Net income                                            $ 2,401,610
                                                        ===========
  Net loss per common share from continuing
    operations (basic and diluted)                      $     (0.15)
                                                        ===========
  Net income per common share (basic and diluted)       $      0.31
                                                        ===========
  Weighted average common shares outstanding
    (basic and diluted)                                 $ 7,742,220
                                                        ===========

NOTE G - RECLASSIFICATIONS

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

NOTE H - CONVERTIBLE DEBENTURES

On February 4, 2000, the Company executed non-interest bearing convertible note agreements (the "Agreements") with nine accredited investors, which provided financing of $1,000,000. The notes are payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000. If the notes are not repaid within 90 days, they are convertible into shares of common stock at $4.00 per share while remaining outstanding. The Company recorded financing fees of approximately $117,000 related to these notes for the difference in the conversion price of $4.00 and the market price of $4.47 on the date the notes were approved by the Board of Directors.

The Company also issued to the holders of the notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. In February 2000, the Company recorded deferred financing fees of approximately $492,000. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.62; and an expected life of the warrants of three years. The Company is amortizing these fees over the initial maturity of these notes of one year. The amount charged to expense and accumulated amortization for the three months ended April 30, 2000 totaled approximately $123,000.

Additional warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share will be issued to the holders of the notes if the convertible notes have not been repaid within six months following the date of issuance.

At April 30, 2000, the outstanding convertible debt balance was $1,000,000.


NOTE I - RELATED PARTY PAYABLE

In connection with the acquisition of Dial-Thru International Corporation on November 2, 1999, the Company assumed a related party note payable to the sole owner of the acquired entity of approximately $400,000. The note bears interest at 6% per annum, is payable in quarterly installments of $50,000 plus interest beginning November 1, 1999, and matures on August 1, 2001.
The outstanding balance at April 30, 2000 was $346,000.


NOTE J - DISCONTINUED OPERATIONS

On December 7, 1998, the Company sold substantially all of the assets of the Software Business. Pursuant to the terms of the Purchase Agreement, the Company sold the assets and received $4,000,000 at closing and transferred certain liabilities arising from the Software Business. On January 21, 1999, the purchaser and the Company calculated the net working capital (generally current assets other than cash minus current liabilities) as of the closing date, and the purchaser received an amount equal to the negative difference between the net working capital as of the closing date of $230,083. The Company recorded an initial gain on the sale of the Software Business of $2,015,494. The gain was calculated as net proceeds of $3,769,917 less net assets of $1,693,259 less legal and accounting fees related to the sale of $61,164.
The Company was entitled, upon the sale of the Software Business, to receive additional deferred payments of up to an additional $3,625,000 calculated at the end of each calendar quarter during the twelve month period commencing on January 1, 1999. Each deferred payment was calculated based upon the cumulative level of revenue attributable to the Software Business from January 1, 1999 through the end of each three month period through December 31, 1999, and equaled (a) the sum of (i) 75% of all such revenues greater than $4 million and less than or equal to $7 million plus (ii) 13.75% of all such revenues greater than $7 million or less than or equal to $17 million, minus (b) the sum of any deferred payments previously made.

During the year ended October 31, 1999, the Company had received total payments relating to the additional consideration of $3,625,000. These payments had been recorded as additional gain on the sale of the Software Business, reduced by costs associated with the sale. The total net gain resulting from disposition of the Software Business was $5,309,927.


NOTE K - SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

In connection with the acquisition of Dial-Thru International Corporation on November 2, 1999, the Company issued 1,000,000 shares of common stock to the Seller's sole owner. The Company also issued 193,900 shares in connection with the exercise of options for $248,003 in cash proceeds during the three months ended January 31, 2000. For the three months ending April 30, 2000, the Company issued an additional 418,750 shares in connection with the exercise of options for
$242,970 in cash proceeds, of which $9,400 was received subsequent to April 30, 2000.


WARRANT ISSUANCES

During the three months ended January 31, 2000, the Company issued 870,000 options and warrants. The options and warrants were issued at the closing trading prices on the date preceding the date of grant, have exercise prices ranging from $0.81 to $1.44, and expire over 2 to 3 years. The options have various vesting terms.

In conjunction with the convertible notes (see Note H above) executed on February 4, 2000, the Company issued warrants to the holders of the notes to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, expiring five years from the date of issuance.

On March 1, 2000, the Company amended the terms of eight outstanding common stock purchase warrants held by seven distributors of the Company's prepaid telecommunications products. The amendments modified the vesting terms of the warrants, but did not change exercise prices of the warrants, which range from $0.45 to $0.88, the closing price of the Company's common stock on the date preceding the original grant of each warrant.


NOTE L - SUBSEQUENT EVENTS

On May 2, 2000, Star Telecommunications, Inc. ("Star") filed suit against the Company in the Superior Court of the State of California in Santa Barbara, California, alleging a breach of contract by the Company in failing to pay amounts due under a Carrier Service Agreement, and seeks damages of approximately $780,000. The Company disputes the amounts alleged to be owed to Star, and has filed a counter-claim for damages against Star for wrongful acts of Star under the Carrier Service Agreement. Amounts alleged to be owed to Star are reflected in the Company's financial statements. The Company intends to vigorously defend this lawsuit and further believes that the Company's damages resulting from Star's actions exceed the claims by Star.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Through December 7, 1998, the Company operated two distinct businesses, its software business conducted through its subsidiary Canmax Retail Systems, Inc. (the "Software Business") and its telecommunications business (the "Telecommunications Business"). On December 7, 1998, the Company consummated the sale of the Software Business (the "Software Business Sale") to Affiliated Computer Services, Inc. As a result of the Software Business Sale, the Company no longer engages in the Software Business and its business is focused solely on its Telecommunications Business. Therefore, historical financial information attributable to the Software Business is reported as discontinued operations. Because the Software Business was discontinued in the first quarter of fiscal 1999, management has not discussed the results of operations for the Software Business for the first six months of fiscal 2000 as compared to 1999.

On November 2, 1999, the Company consummated the acquisition (the "DTI Acquisition") of substantially all of the assets and business of Dial-Thru International Corporation, a California corporation now known as DTI-LIQCO, Inc., including the rights to the name "Dial-Thru International Corporation." On January 14, 2000, the stockholders of the Company approved the Company's proposed change of its name from "ARDIS Telecom & Technologies, Inc." to "Dial-Thru International Corporation" and on January 19, 2000, the Company officially changed its name to Dial-Thru International Corporation ("DTI").

In the second quarter of fiscal 2000, the Company moved its focus toward its global Internet Service Provider ("ISP") communications strategy; providing connectivity to international markets experiencing significant demand for ISP enabled services and then targeting that same ethnic segment in the U.S. This change in focus by the Company has lead to a shift from its prepaid long distance operations and toward higher margin international opportunities. This strategy allows the Company to form local partnerships with foreign PTT's, the entity responsible for regulating telecommunications in foreign markets, and ISP's, and to provide ISP enabled services based on the in-country regulatory environment affecting telecommunications and data providers. Through these relationships, the Company is able to acquire a direct equity interest or partnership/joint venture interest in the local business and expects its interest to increase as foreign ownership regulations of telecommunications companies diminish. As an early market entrant building "super-regional" networks, management believes the Company is positioned for long-term growth and the provision of high margin, value-added services.

In addition to helping customers achieve significant savings on long-distance voice and fax calls by routing calls over the Internet or DTI's private network, the Company's customers benefit by utilizing non-traditional (Voice over Internet Protocol, "VoIP") methods to call into international locations, thus receiving significant discounts on their monthly bills. The Company will also offer new opportunities to existing ISP's and Web-enabled corporate call centers engaged in electronic commerce that want to expand into voice services and are seeking to lower long-distance costs. The benefits delivered by virtue of the worldwide market include a wide selection of products, competitive pricing, ease of access to vast volumes of consumers, and convenient methods of purchase. Management believes the Company's PTT partners receive the benefits of global marketing exposure, reduced cost of sale, reduced cost of advertising, and access to technology that otherwise would not be readily available.

DTI's Internet gateway product has the potential to help access the marketplace for "VoIP" without requiring higher-cost digital connections and large infrastructure investments. The Company offers solutions that bring together voice quality, scalability, ease of use, and price points needed to bring "VoIP" to the wider marketplace, which management believes allows the Company to play an important role in the growth of the "VoIP" gateway services.

The following discussion should be read in conjunction with the Company's Form 10-K and the consolidated financial statements for the years ended October 31, 1999, 1998 and 1997; the Company's Form 10-Q for the quarter ended April 30, 1999; and the consolidated financial statements and related notes for the quarter ended April 30, 2000 found elsewhere in this report.

RESULTS OF OPERATIONS

THREE MONTH COMPARISON

REVENUES

Revenues were $2,823,704 for the quarter ended April 30, 2000, compared to $846,020 for the quarter ended April 30, 1999, representing a 234% increase from the prior period. This increase is primarily attributable to revenues of approximately $2,154,638 arising from the business acquired in the DTI Acquisition, and changing the Company's focus away from the prepaid long distance market towards the higher margin international communication services for small to medium size businesses that require comprehensive communication products. Management believes the shift of business from the prepaid market to international communications for small to medium size enterprises will not only increase and sustain higher margins, but will ultimately increase customer retention, and EBITDA growth in the years to come.

EXPENSES

Cost of revenues were $3,109,052, or 110% of revenue, for the quarter ended April 30, 2000, compared to $738,648, or 87% of revenues for the quarter ended April 30, 1999, representing a 321% increase in cost of revenues from the prior period. Of this increase, approximately $1,850,936 relates to the business acquired in the DTI Acquisition. The remaining increases in cost of revenues are primarily attributable to costs associated with the prepaid telecommunications services provided during the period, and costs associated with the operation of the distribution channel established for the prepaid product. By interconnecting the Company's switch with the facilities acquired in the DTI Acquisition, the Company was able to reduce its overall carrier costs and gained access to additional carriers with lower prices and better quality. Management expects that the full interconnection will be completed by the end of the third fiscal quarter, which should lower overall carrier costs and raise profit margins.

Sales and marketing costs were $278,569, or 10% of revenue, for the quarter ended April 30, 2000, compared to $259,692, or 31% of revenue, for the quarter ended April 30, 1999. This represents a 7% increase in costs from the prior period. Sales and marketing expenses for the current period were primarily associated with the operation of the distribution channel for the prepaid products. By re-focusing the Company's business to the international markets and ethnic segments in the U.S., the Company reduced its sales and marketing costs as a percentage of revenue as the prepaid business required a large sales and marketing staff. In addition, the Company has moved most of its sales and marketing into the foreign sector, where labor costs are significantly less. Therefore, the Company expects to lower sales and marketing costs substantially in the upcoming months, resulting in increased EBITDA.

General and administrative costs were $1,741,938, or 62% of revenue for the quarter ended April 30, 2000, compared to $525,632, or 62% of revenue, for the quarter ended April 30, 1999, representing a 231% increase from the prior period. These costs are comprised primarily of management, accounting, legal and overhead expenses and have increased as a result of the Company's increase in its business operations and increases in personnel and overhead resulting from the DTI Acquisition. Of this increase, approximately $480,883 relates to the DTI Acquisition. Although an increase in the current period, the Company was able to reduce its general and administrative expenses significantly during this change in focus as the overall administrative costs for the prepaid market were extensive. In addition, as the Company was able to open facilities in foreign markets, it was able to shift a portion of the general and administrative costs to the foreign sector as labor and overhead costs are significantly less.

During the three month period ended April 30, 2000, the Company reported net interest expense of $16,899, compared with a net interest income of $16,805 for the three month period ended April 30, 1999.

As a result of the foregoing, the Company incurred a net loss from continuing operations of $2,722,356 or $0.33 per share, for the three month period ended April 30, 2000, as compared to a net loss from continuing operations of $672,681, or $0.10 per share for the quarter ended April 30, 1999. During the three month period ending April 30, 1999, the Company recorded a gain on sale of the Software Business of $1,366,518, or $0.20 per share, resulting in net income of $693,837, or $0.10 per share. As a result of the changes described throughout, the Company has been able to implement its "Bookend" strategy which captures high margin traffic with small to medium size enterprises, and increases customer retention, and significantly reduces the Company's overhead. With this new strategy and new partners in the foreign sector, along with reduced costs, management believes the Company is positioned to be the significant entrant in "VoIP", and the "Next Gen" products and services provider for the business sector, both in foreign and domestic markets.

SIX MONTH COMPARISON

REVENUES

Revenues from continuing operations were $6,630,471 for the six months ended April 30, 2000, compared to $2,388,739 for the six months ended April 30, 1999, representing a 178% increase from the prior period. This increase is primarily attributable to revenues of approximately $3,916,538 arising from the business acquired in the DTI Acquisition, and the Company changed its focus away from the prepaid long distance market towards the higher margin international communication services for small to medium size businesses that require comprehensive communication products. Management believes the shift of business from the prepaid market to VoIP international communications for small to medium size enterprises will not only increase and sustain higher margins, but will ultimately increase customer retention, and EBITDA growth in the years to come.


EXPENSES

Cost of revenues were $7,472,725, or 113% of revenue for the six months ended April 30, 2000, compared to $2,155,869, or 90% of revenue for the six months ended April 30, 1999, representing a 247% increase in cost of revenues from the prior period. Of this increase, approximately $3,399,884 related to the acquisition of DTI. The remaining increases in cost of revenues are primarily attributable to costs associated with the prepaid telecommunications services provided during the period, and costs associated with the operation of the distribution channel established for the prepaid products. By interconnecting the switch with the facilities acquired in the DTI Acquisition, the Company was able to reduce its overall carrier costs and enjoyed access to additional carriers with lower prices and better quality. Management expects that the full interconnection will be completed by the end of the third fiscal quarter, thus, lowering its overall carrier costs and raising profit margins.

Sales and marketing costs were $786,783, or 12% of revenue, for the six months ended April 30, 2000, compared to $479,791, or 20% of revenue, for the six months ended April 30, 1999. This represents a 64.0% increase in costs from the prior period. Sales and marketing expenses for the current period were primarily associated with the operation of the distribution channel for the prepaid products. By re-focusing the Company's business to VoIP international markets and ethnic segments in the U.S., the Company has been able to reduce sales and marketing costs significantly as the prepaid markets required a large sales and marketing staff. In addition, the Company has transitioned most of its sales and marketing into the foreign sector, where labor costs are significantly less. Therefore, management believes the Company will be able to lower its sales and marketing costs substantially in the upcoming months, thus increasing EBITDA.

General and administrative costs were $2,682,034, or 40% of revenue, for the six months ended April 30, 2000, compared to $946,352, or 40% of revenue, for the six months ended April 30, 1999, representing a 183% increase from the prior period. These costs are comprised primarily of management, accounting, legal and overhead expenses and have increased as a result of the Company's increase in its business operations and increases in personnel and overhead resulting from the DTI Acquisition. Although an increase in the current period, the Company was able to reduce its general and administrative expenses significantly during its change in focus as the overall administrative costs for the prepaid business were extensive. In addition, as the Company was able to open facilities in foreign markets, it was able to shift a portion of the general and administrative costs to the foreign sector where labor and overhead costs are significantly less.

During the six month period ended April 30, 2000, the Company reported net interest income of $20,052 compared with a net interest income of $15,915 for the six month period ended April 30, 1999.

As a result of the foregoing, the Company incurred a net loss from continuing operations of $4,805,726 or $0.59 per share, for the six month period ended April 30, 2000, as compared to a net loss from continuing operations of $1,199,255, or $0.18 per share for the six months ended April 30, 1999. During the six-month period ending April 30, 1999, the Company recorded a gain on sale of the software business of $3,382,012, or $0.54 per share, resulting in net income of $2,401,133, or $0.36 per share. As a result of the changes described throughout, the Company has been able to implement its "Bookend" strategy which captures high margin traffic with small to medium size enterprises, thus increasing customer retention, and significantly reducing the Company's overhead. With the Company's new strategy and new partners in the foreign sector, along with reduced costs, management believes the Company is positioned to be the front runner in "VoIP", and the "Next Gen" products and services provider for the business sector, both in the foreign and domestic markets.


LIQUIDITY AND CAPITAL RESOURCES

The Company's growth models for its business are scaleable, but the rate of growth is dependent on the availability of future financing for capital resources. The Company plans to commit at least $2.0 million for capital investments for fiscal 2000, and plans to finance additional infrastructure development externally through debt and/or equity offerings and internally through the operations of its telecommunications business. The Company believes that, if provided with sufficient capital, it can significantly accelerate its growth plan, and consequently plans to raise between $5.0 million and $15.0 million in either debt or equity financing during the fiscal year 2000. The Company is also contemplating an additional funding of a larger nature, possibly in the latter part of fiscal 2000. The Company believes that it will be able to accomplish these financings on acceptable terms in order to support its growth plans. The Company's failure to obtain any such financing could significantly delay the Company's implementation of its business plan and have a material adverse effect on its business, financial condition and operating results.

At April 30, 2000, the Company had cash and cash equivalents of $1,036,000, an increase of $190,000 from the balance at October 31, 1999.

During the six months ended April 30, 2000, net cash used in operating activities of $1,584,000 was primarily due to the net loss for the six months of $4,806,000 and net decreases in deferred revenues of $174,000 as offset by the decrease in inventory of $83,000, and increases in trade accounts payables and other accrued liabilities of $2,802,000. During the six months ended April 30, 1999, cash used in operating activities totaled $1,862,000 and was comprised of the Company's net income $2,401,000, net changes in operating assets and liabilities of $764,000, gain on disposal of the Software Business of $3,382,000 and the related income of $218,000.

Cash provided by investing activities was $171,000 for the six months ended April 30, 2000 and was primarily comprised of a $300,000 repayment of a note receivable and $69,000 of cash acquired in the DTI Acquisition, reduced by $199,000 of purchased property and equipment. Cash provided by investment activities for the first six months of 1999 totaled $3,514,000 and was primarily comprised of proceeds from the sale of the Software Business of $3,770,000, reduced by the purchase of property and equipment of $92,000 and a deposit on a future asset acquisition of $200,000.

Cash used in financing activities for the six months ended April 30, 2000 totaled $1,603,000, and was comprised of payments of $724,000 on a note payable and the resulting release of restricted cash of $938,000, $54,000 on a related party note payable and $48,000 under capital leases, as offset by $1,000,000 of proceeds received from the issuance of convertible debentures, and $491,000 of proceeds received upon the exercise of stock options. Cash used in financing activities for the six months ended April 30, 1999, was $246,000, reflecting the repayment of borrowings of $1,051,000 netted against the proceeds from an equipment financing of $805,000.

Current liabilities as of April 30, 2000 were $5,580,000, while current assets as of that date totaled $2,711,000. Current assets include $1,407,000 of trade accounts receivable, of which 31% were comprised of a past due account from an international customer. At April 30, 2000, the Company had a net working capital deficiency of $2,869,000 compared to a net working capital surplus of $3,756,000 at April 30, 1999.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects", "should", "will", "anticipates", "estimates", "believes," "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projects in forward-looking statements contained herein, including without limitation statements regarding the Company's belief of the sufficiency of capital resources and its ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using Voice over Internet Protocol ("VoIP") to provide telecommunications services, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services, (c) the price-sensitive nature of consumer demand,
(d) the Company's dependence upon favorable pricing from its suppliers to compete in the telecommunications industry, (e) increased consolidation in the telecommunication industry, which may result in larger competitors being able to compete more effectively, (f) the failure to attract or retain key employees,
(g) continuing changes in governmental regulations affecting the telecommunications industry and the Internet, (h) changing consumer demand, technological development and industry standards that characterize the industry, and (i) the "Certain Business Factors" identified in the Company's Annual Report on Form 10-K for the year ended October 31, 1999. The Company does not undertake to update any forward-looking statements contained herein. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Quarterly Report on Form 10-Q or in any document or statement referring to this Quarterly Report on Form 10-Q.


PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 4, 2000, the Company consummated the private placement of $1,000,000 of convertible notes and warrants to nine accredited investors. The notes are payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000. If the notes are not repaid within 90 days, they are convertible into shares of common stock at $4.00 per share while remaining outstanding. The Company also issued to the purchasers of the notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. Pursuant to the terms of the notes, the Company is also obligated to issue to the holders of the notes warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share if the convertible notes have not been repaid within six months following the date of issuance.

On March 1, 2000, the Company amended the terms of eight outstanding common stock purchase warrants held by seven distributors of the Company's prepaid telecommunications products. Six of the distributors held warrants to acquire 50,000 shares of the Company's common stock and one distributor held warrants to acquire 100,000 shares of the Company's common stock. The amendments modified the vesting of the warrants so that the right to acquire 50% of the shares underlying each warrant was immediately exercisable upon the satisfaction of all outstanding payables to the Company, and the right to acquire the remaining 50% of the shares underlying each warrant would not vest until the distributors as a group obtained consolidated revenues from sales of the Company's prepaid telecommunication products in excess of $10 million for three consecutive months during the period ending February 28, 2002. The amendments did not change exercise prices of the warrants, which range from $0.45 to $0.88, the closing price of the Company's common stock on the date preceding the original grant of each warrant.

ITEM 5. OTHER INFORMATION

On May 2, 2000, Star Telecommunications, Inc. filed suit against the Company in the Superior Court of the State of California in Santa Barbara, California. The complaint alleges a breach of contract by the Company in failing to pay amounts due under a Carrier Service Agreement, and seeks damages of approximately $780,000. The Company disputes the amounts alleged to be owed to Star Telecommunications and has filed a counter-claim for damages against Star Telecommunications for wrongful acts of Star under the Carrier Service Agreement. Amounts alleged to be owed to Star are reflected in the Company's financial statements. The Company intends to vigorously defend this lawsuit and further believes that the Company's damages resulting from Star's actions exceed the claims by Star.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following Exhibits are required to be filed with this quarterly report on Form 10-Q:

     4.1  Form of Convertible Notes issued February 4, 2000 (filed herewith)
     4.2 Form of Common Stock Purchase Warrants issued February 4, 2000 (filed herewith)
     4.3 Form of Amended and Restated Common Stock Purchase Warrants issued March 1, 2000 (filed herewith)
     11   Statement re Computation of Per Share Earnings (filed herewith).
     27   Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-Ks

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Dial-Thru International Corporation
                                             (Registrant)

DATE: June 14, 2000                          /s/   John Jenkins
      --------------------------             ----------------------------------
                                             John Jenkins
                                             President, Chief Financial Officer
                                             (Principal Financial Officer)