Form 10-Q
period 2000-07-31
DIAL THRU INTERNATIONAL CORP
filed 2000-09-14
CIK 913659

United States
                        Securities and Exchange Commission
                              Washington, D.C. 20549

                                     FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Period Ended July 31, 2000
                                    -----------
                                        or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition Period From ______ to _____

                          Commission file number 0-22636
                                      -------

                        DIAL-THRU INTERNATIONAL CORPORATION
 ----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                                    75-2461665
 -------------------------------------       --------------------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

      700 South Flower, Suite 2950
        Los Angeles, California                              90017
  ----------------------------------------       ----------------------------
 (Address of principal executive offices)                 (Zip Code)

                                  (213) 627-7599
 ----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)
                          8100 Jetstar Drive, Suite 100
                               Irving, Texas 75063
 ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.    Yes [X]  No [ ]


 As of September 12, 2000, 8,894,833 shares of common stock, $.001 par value per share, were outstanding.

 PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

                        DIAL-THRU INTERNATIONAL CORPORATION
                                 AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                                            July 31,             October 31,
                                              2000                   1999
                                          -----------            ------------
                                          (Unaudited)
                        ASSETS
 CURRENT ASSETS
    Cash                                  $   532,399            $    846,141
    Restricted cash                           100,000                 613,634
    Trade accounts receivable, net of
      allowance of doubtful accounts
      of $576,310 and $181,675 at
      July 31, 2000 and October 31,
      1999, respectively                      598,729                 297,914
    Accounts receivable - other                37,397                      --
    Inventory                                  58,526                 141,017
    Prepaid expenses and other                 16,687                  92,074
    Deferred financing fees, net              246,020                      --
    Current portion of long-term
      receivable, net of allowance for
      doubtful accounts of $20,000 at
      July 31, 2000 and October 31, 1999           --                 300,000
                                          -----------            ------------
      Total current assets                  1,589,758               2,290,780
                                          -----------            ------------

 PROPERTY AND EQUIPMENT, net                1,843,666               1,421,328
 RESTRICTED CASH                                   --                 624,099
 LONG-TERM RECEIVABLE, net of current
   portion, net of allowance for doubtful
   accounts of $30,000 at July 31, 2000
   and October 31, 1999                        50,000                  50,000
 OTHER ASSETS                                 228,490                  80,582
 GOODWILL, net of amortization of
   $78,111 at July 31, 2000                   963,364                      --
                                          -----------            ------------
 TOTAL ASSETS                             $ 4,675,278            $  4,466,789
                                          ===========            ============

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
    Convertible debentures - current      $ 1,000,000            $         --
    Current portion of long-term debt              --                 162,000
    Trade accounts payable                  2,889,221                 336,053
    Accrued liabilities                       209,005                 306,239
    Deferred revenue                           41,843                 235,104
    Other payable                              35,500                      --
    Related party note payable - current      346,000                      --
                                          -----------            ------------
      Total current liabilities             4,521,569               1,039,396
                                          -----------            ------------
 Long-term debt, net of current portion            --                 562,000
                                          -----------            ------------
      Total liabilities                     4,521,569               1,601,396
                                          -----------            ------------
 SHAREHOLDERS' EQUITY
    Preferred stock, $.001 par value,
      10,000,000 shares authorized, none
      issued and outstanding at July 31,
      2000 and October 31, 1999                    --                      --
    Common stock, 44,169,000 shares
      authorized; $.001 par value;
      8,792,569 shares issued and
      8,780,547 shares outstanding
      at July 31, 2000 and 6,881,005
      shares issued and outstanding
      at October 31, 1999                       8,793                   6,881
    Additional paid-in capital             29,052,165              24,940,093
    Accumulated deficit                   (27,846,963)            (22,076,165)
    Accumulated other comprehensive income     (5,416)                 (5,416)
    Treasury stock, 12,022 and 0 common
      shares at July 31, 2000 and October
      31, 1999, respectively, at cost         (54,870)                     --
    Subscription receivable - common stock (1,000,000)                     --
                                          -----------            ------------
      Total shareholders' equity              153,709               2,865,393
                                          -----------            ------------
 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                   $ 4,675,278            $  4,466,789
                                          ===========            ============

 See accompanying notes.

                        DIAL-THRU INTERNATIONAL CORPORATION
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                             THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  July 31,                            July 31,
                                       ------------------------------        ----------------------------
                                           2000               1999              2000             1999
                                       -----------        -----------        ----------        ----------
 REVENUES                              $   952,667        $   500,107        $7,583,138        $2,888,846
                                       -----------        -----------        ----------        ----------

 COSTS AND EXPENSES
    Costs of revenues                      463,057            535,869         7,935,782         2,691,738
    Sales & marketing                       54,668            323,088           841,451           802,879
    General & administrative             1,142,366            566,919         3,824,400         1,513,271
    Depreciation and amortization          141,202             16,183           415,649            38,080
                                       -----------        -----------        ----------        ----------
      Total costs and expenses           1,801,293          1,442,059        13,017,282         5,045,968
                                       -----------        -----------        ----------        ----------
 OTHER INCOME (EXPENSES)
    Financing fees                        (123,010)                --          (363,270)               --
    Interest income (expense), net           6,565             19,721            26,617            35,636
                                       -----------        -----------        ----------        ----------
      Total other income (expenses)       (116,445)            19,721          (336,653)           35,636
                                       -----------        -----------        ----------        ----------
 NET LOSS FROM CONTINUING OPERATIONS      (965,071)          (922,231)       (5,770,797)       (2,121,486)

 DISCONTINUED OPERATIONS
    Income (loss) from operation of
      software business, net of income
      taxes of $0                               --                 --                --           218,376
    Gain on sale of software business,
      net of income taxes of $0                 --          1,378,525                --         4,760,537
                                       -----------        -----------       -----------        ----------
 NET INCOME (LOSS)                     $  (965,071)       $   456,294       $(5,770,797)       $2,857,427
                                       ===========        ===========       ===========        ==========
 BASIC EARNINGS (LOSS) PER SHARE:
    Continuing operations              $     (0.11)       $     (0.13)      $     (0.70)       $    (0.31)
    Discontinued operations                     --               0.20                --              0.73
                                       -----------        -----------       -----------        ----------
    Net earnings (loss)                $     (0.11)       $      0.07       $     (0.70)       $     0.42
                                       ===========        ===========       ===========        ==========
 DILUTED EARNINGS (LOSS) PER SHARE:
    Continuing operations              $     (0.11)       $     (0.13)      $     (0.70)       $    (0.31)
    Discontinued operations                     --               0.20                --              0.73
                                       -----------        -----------       -----------        ----------
    Net earnings (loss)                $     (0.11)       $      0.07       $     (0.70)       $     0.42
                                       ===========        ===========       ===========        ==========

 SHARES USED IN THE CALCULATION OF
   PER SHARE AMOUNTS:
    Basic common shares                  8,616,383          6,861,005         8,289,012         6,782,250
    Dilutive impact of stock
      options and warrants                      --                 --                --                --
                                       -----------        -----------       -----------        ----------
    Diluted common shares                8,616,383          6,861,005         8,289,012         6,782,250
                                       ===========        ===========       ===========        ==========

 See accompanying notes.

                        DIAL-THRU INTERNATIONAL CORPORATION
                                 AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                           July 31,
                                                 ---------------------------
                                                     2000             1999
                                                 -----------      ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                               $(5,770,796)    $ 2,857,427
 Adjustments to reconcile net income (loss)
    to net cash used in continuing operating
    activities:
    Income from discontinued operations                   --        (218,376)
    Gain on disposal of software business                 --      (4,760,537)
    Stock issued for services                             --          74,225
    Warrants issued for services                          --           5,942
    Depreciation and amortization                    415,649          27,559
    Bad debt reserve                                      --             321
    Financing fees                                   363,270              --
 Changes in operating assets and liabilities,
   net of effects of acquisition
    Trade accounts receivable                        282,790         (10,007)
    Accounts receivable - other                      (20,075)             --
    Inventory                                         82,491         113,150
    Prepaid expenses and other                       113,078         (82,039)
    Other assets                                    (143,628)       (182,361)
    Trade accounts payable                         1,812,988        (442,885)
    Accrued liabilities                              (99,411)        (67,414)
    Other payable                                   (100,000)             --
    Deferred revenue                                (193,261)        (33,290)
                                                  ----------      ----------
 Net cash used in operating activities from
   continuing operations                          (3,256,905)     (2,718,285)
                                                  ----------      ----------

 CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from sale of software business                  --       6,832,773
 Purchase of property and equipment                 (249,574)     (1,018,774)
 Payments on note receivable                         300,000          58,006
 Cash in DTI at acquisition date                      69,137              --
                                                  ----------      ----------
 Net cash provided by investing activities
   from continuing operations                        119,563       5,872,005
                                                  ----------      ----------

 CASH FLOWS FROM FINANCING ACTIVITIES

 Repayment of convertible debenture - due
   to shareholder                                         --      (1,500,000)
 Proceeds from convertible debentures              1,000,000              --
 Proceeds from notes payable                              --         805,000
 Payments on notes payable                          (724,000)        (40,500)
 Payments on related party note payable              (54,000)             --
 Payments on capital leases                          (48,455)             --
 Change in restricted funds                        1,137,733              --
 Issuance of common shares for cash                  512,322              --
 Proceeds from common stock subscription           1,000,000              --
                                                  ----------      ----------
 Net cash provided by (used in) financing
   activities from continuing operations           2,823,600        (735,500)
                                                  ----------      ----------
 Cash provided by discontinued operations                 --         174,478
                                                  ----------      ----------
 NET INCREASE (DECREASE) IN CASH                    (313,742)      2,592,698
 Cash at beginning of period                         846,141         207,609
                                                  ----------      ----------
 Cash at end of period                           $   532,399     $ 2,800,307
                                                  ==========      ==========

 SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
     Cash paid for interest                      $    21,099     $    41,319
                                                  ==========      ==========

 SUPPLEMENTAL NON-CASH ACTIVITIES

    Offset of accounts payable against
      notes receivable                           $        --     $    21,554
                                                  ==========      ==========

 See accompanying notes.

                        DIAL-THRU INTERNATIONAL CORPORATION
                                 AND SUBSIDIARIES

          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE A - BASIS OF PRESENTATION

 The condensed consolidated financial statements of Dial-Thru International Corporation and its subsidiaries included in this Form 10-Q are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the nine month periods ended July 31, 2000 and 1999 have been included. Operating results for the nine-month period ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending October 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 1999.

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

 On November 2, 1999, the Company acquired substantially all of the business and assets of Dial-Thru International Corporation, a California corporation, now known as DTI-LIQCO, Inc., along with the rights to the name "Dial-Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom & Technologies, Inc. to Dial-Thru International Corporation("DTI").

 During 1998 and 1999, the Company's operations included mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers. Starting January 2000, the Company changed its focus from prepaid calling cards to becoming a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company now provides a variety of international and domestic communication services including international dial-thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its "VoIP" Network to effectively deliver the products to the end user.

 In addition to helping companies achieve significant savings on long-distance voice and fax calls by routing calls over the Internet, or the Company's private network, the Company also offers new opportunities for existing Internet Service Providers who want to expand into voice services, private corporate networks seeking to lower long-distance costs, and Web-enabled corporate call centers engaged in electronic commerce.

 DTI is also introducing "VoIP" to a new segment of customers by delivering a high quality, reliable and scaleable solution that uniquely addresses the needs of the rapidly growing "VoIP" industry.

 NOTE B - EARNINGS (LOSS) PER SHARE

 The shares issuable upon the exercise of stock options and warrants, and convertible debentures are excluded from the calculation of net earnings
 (loss) per share as their effect on continuing operations net loss would be antidilutive.


 NOTE C - REVENUE RECOGNITION AND COSTS OF REVENUES

 Prepaid services sold while the Company operates its own switch (This policy applies to all prepaid revenue generated during the nine months ended July 31, 2000.) -- Revenue recognition originates from customer usage. The Company sells products to retailers and distributors at a fixed price. When the retailer or distributor is invoiced, deferred revenue is recognized. The Company recognizes revenue, and reduces the deferred revenue account as the customer utilizes calling time or upon expiration of cards containing unused calling time.

 Revenues generated by  international re-origination  and dial-thru  services
 are based  on minutes  of  customer usage.    The Company  records  payments
 received in advance as deferred revenue until such services are provided.

 Prepaid services sold through the PT-1 Agreement (This applies to all revenue generated during the nine months ended July 31, 1999.) Revenue was recognized when the prepaid phone cards were invoiced and shipped. The Company performed no other services after the cards were shipped.

 During  the  third  quarter  of  2000,  the  Company  recorded  credits   of
 approximately $390,000  to  costs of  revenues.   These  credits  relate  to
 settlements of disputed carrier overcharges for the nine-month period.

 NOTE D - RESTRICTED CASH

 At July 31, 2000, $100,000 of cash was pledged as collateral on a building lease and is classified as restricted cash on the balance sheet.


 NOTE E - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company has an outstanding receivable from a customer of approximately $435,000, which is overdue by approximately one year, of which $235,000 has been reserved as of July 31, 2000. Management believes the remaining $200,000 is fully collectible.

 The Company has one customer that accounted for approximately 20% of revenues during the nine months ended July 31, 2000 and had four customers that accounted for approximately 25% of revenues during the nine months ended July 31, 1999. At July 31, 2000 and 1999, these customers accounted for 0% and 78%, respectively, of total accounts receivable.

 The Company had a note receivable and accrued interest from its former subsidiary, US Communications Services, Inc., ("USC"), of which approximately $300,000 (net of reserve of $160,000) in principal was outstanding at October 31, 1999. On August 17, 1999, USC commenced voluntary bankruptcy proceedings under Chapter 11 of the Bankruptcy Code. The Company collected $300,000 of this balance as a final settlement in January 2000. The remaining balance due of $160,000 was charged to operations during the fiscal year ended October 31, 1999.


 NOTE F - ACQUISITION

 On November 2, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation (the "Seller"), a California corporation. The acquisition was effected pursuant to the terms of an Asset Purchase Agreement between the Company, a wholly owned subsidiary of the Company, the Seller and John Jenkins, the sole shareholder of the Seller. The Company issued to the Seller an aggregate of 1,000,000 shares of common stock, recorded a total purchase price of $937,500 using the Company's common stock price at the time the acquisition was announced, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified revenue and earnings goals. As of July 31, 2000, no additional shares were as yet earned by the Seller based on revenue and earnings goals. The acquisition was accounted for as a purchase. Goodwill recorded in the acquisition will be amortized over a period of 10 years. The results of operations of the acquired entity are included in the consolidated operations of the Company from November 1, 1999.

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
                                                           ============

 Unaudited pro-forma financial  information for the  nine-month period  ended
 July 31, 1999, as though the acquisition had occurred on November 1, 1998 is as follows:

      Revenues                                             $  8,220,686
                                                           ============
      Net loss from continuing operations                  $ (2,121,832)
                                                           ============
      Discontinued operations income                       $  4,978,913
                                                           ============
      Net income                                           $  2,857,081
                                                           ============
      Net loss per common share from continuing
        operations (basic and diluted)                     $      (0.27)
                                                           ============
      Net income per common share (basic and diluted)      $       0.37
                                                           ============
      Weighted average common shares outstanding
        (basic and diluted)                                $  7,782,250
                                                           ============

 NOTE G - RECLASSIFICATIONS

 Certain amounts in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

 NOTE H - CONVERTIBLE DEBENTURES

 On February 4, 2000, the Company executed non-interest bearing convertible note agreements (the "Agreements") with nine accredited investors, which provided financing of $1,000,000. The notes are payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000. If the notes are not repaid within 90 days of issuance, they are convertible into shares of common stock at $4.00 per share while remaining outstanding. The Company recorded financing fees of approximately $117,000 in February 2000 related to these notes for the difference in the conversion price of $4.00 and the market price of $4.47 on the date the notes were approved by the Board of Directors.

 The Company also issued to the holders of the notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. In February 2000, the Company recorded deferred financing fees of approximately $492,000. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.62; and an expected life of the warrants of three years. The Company is amortizing these fees over the initial maturity of these notes of one year. The amount charged to expense and accumulated amortization for the six months ended July 31, 2000 totaled approximately $246,000.

 Additional warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share will be issued to the holders of the notes if the convertible notes have not been repaid within six months following the date of issuance. To date, no additional warrants have been issued to the investors.

 At July 31, 2000, the outstanding convertible debt balance was $1,000,000.


 NOTE I - RELATED PARTY PAYABLE

 In connection with the acquisition of Dial-Thru International Corporation on November 2, 1999, the Company assumed a related party note payable to the sole owner of the acquired entity of approximately $400,000. The note bears interest at 6% per annum, is payable in quarterly installments of $50,000 plus interest beginning November 1, 1999, and matures on August 1, 2001. The outstanding balance at July 31, 2000 was $346,000, and is classified as a current liability.


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

 NOTE K - SHAREHOLDERS' EQUITY

 COMMON STOCK ISSUANCES

 In connection with the acquisition of Dial-Thru International Corporation on November 2, 1999, the Company issued 1,000,000 shares of common stock to the Seller's sole owner. The Company also issued 193,900 shares in connection with the exercise of options for $248,003 in cash proceeds during the three months ended January 31, 2000. For the three months ending April 30, 2000, the Company issued an additional 418,750 shares in connection with the exercise of options for $242,970 in cash proceeds, and for the three months ending July 31, 2000, the Company issued 13,200 shares in connection with the exercise of options for $11,952 in cash proceeds.

 WARRANT ISSUANCES

 During the three months ended January 31, 2000, the Company issued 870,000 options and warrants. The options and warrants were issued at the closing trading prices on the date of grant, have exercise prices ranging from $0.81 to $1.44, and expire over 2 to 3 years. The options have various vesting terms.

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

 COMMON STOCK SUBSCRIPTION

 During the quarter, the Company received $1 million from an accredited investor in connection with a $2 million private equity placement of 571,428 shares of common stock, par value $.001 per share. The Company issued 285,714 of common shares in connection with this private placement for the $1 million in cash received.

 NOTE L - SUBSEQUENT EVENTS

 On September 6, 2000, the Company received $400,000 and issued an additional 114,286 common shares in connection with the $2 million private equity placement.

 As previously disclosed, the Company has planned to raise capital through one or more private placements of securities during fiscal year 2000 in order to support the anticipated growth in its operations. At the time of this filing, the Company has received a commitment of $2 million from a private investment group controlled by one of the Company's directors. An additional $2 million commitment has been received by a private investment group. Another private investment group has communicated that it has approved an investment of $2 million in the Company, although no commitment has yet been received. Finally, another private investment group has committed to an investment of $3.55 million, such investment in the form of assets (i.e., Internet and other media credits). The Company anticipates that those investments for which a commitment is in place or for which approvals have been obtained will close in the fourth quarter of fiscal year 2000, although no assurances can be provided in this regard.

 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 FORWARD-LOOKING STATEMENTS

 With the exception of historical information, the matters discussed in this Quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects", "should", "will", "anticipates", "estimates", "believes," "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projects in forward-looking statements contained herein, including without limitation statements regarding the Company's belief of the sufficiency of capital resources and its ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using Voice over Internet Protocol ("VoIP") to provide telecommunications services, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services, (c) the price-sensitive nature of consumer demand, (d) the Company's dependence upon favorable pricing from its suppliers to compete in the telecommunications industry, (e) increased consolidation in the telecommunication industry, which may result in larger competitors being able to compete more effectively, (f) the failure to attract or retain key employees, (g) continuing changes in governmental regulations affecting the telecommunications industry and the Internet, (h) changing consumer demand, technological development and industry standards that characterize the industry, and (i) the "Certain Business Factors" identified in the Company's Annual Report on Form 10-K for the year ended October 31, 1999. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by the Company or anyone else that we will achieve our objectives and plans. The Company does not undertake to update any forward-looking statements contained herein. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Quarterly Report on Form 10-Q or in any document or statement referring to this Quarterly Report on Form 10-Q.

 GENERAL

 Through December 7, 1998, the Company operated two distinct businesses, its software business conducted through its subsidiary, Canmax Retail Systems, Inc. (the "Software Business") and its telecommunications business (the "Telecommunications Business"). On December 7, 1998, the Company consummated the sale of the Software Business (the "Software Business Sale") to Affiliated Computer Services, Inc. As a result of the Software Business Sale, the Company no longer engages in the Software Business and its operations are focused solely on its Telecommunications Business. Therefore, historical financial information attributable to the Software Business is reported as discontinued operations. Because the Software Business was discontinued in the first quarter of fiscal 1999, management has not discussed the results of operations for the Software Business for the first nine months of fiscal 2000 as compared to the comparable period of fiscal 1999.

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

 In the second quarter of fiscal 2000, the Company shifted its business focus from its prepaid long distance operations toward providing small- to medium-size businesses with connectivity to international markets experiencing significant demand for Internet service provider ("ISP") enabled services.

 Implementation of the Company's strategy will entail the Company's entering into partnerships or similar arrangements with foreign postal, telegraph and telephone organizations ("PTT's") , the entities responsible for providing telecommunications services to foreign ISP's, and providing ISP-enabled services based on the in-country regulatory environment affecting telecommunications and data providers. Through these relationships, the Company intends to acquire a direct equity interest or partnership/joint venture interest in the local business and expects its interest to increase as foreign ownership regulations of telecommunications companies diminish. As an early market entrant building "super-regional" networks, management believes the Company is positioned for potential growth through the provision of higher margin, value-added services.

 In addition to helping its customers achieve significant savings on long-distance voice and fax calls by routing calls over the Internet or DTI's private network, the Company's customers will benefit by utilizing non-traditional (Voice over Internet Protocol, "VoIP") methods to call into international locations, thus receiving significant discounts from the Company's services on their monthly bills. The Company also offers new opportunities to existing ISPs and Web-enabled corporate call centers engaged in electronic commerce that want to expand into voice services and are seeking to lower long-distance costs. The Company's development of a worldwide network of participants should enable it to offer its customers a number of benefits, including a wide selection of products, competitive pricing, ease of access to vast numbers of consumers and convenient methods of purchase. Management believes the Company's existing and future PTT partners will receive the benefit of global marketing exposure, the reduced costs of sales and advertising, and access to technology that otherwise would not be readily available.

 DTI's Internet gateway product has the ability to help access the marketplace for "VoIP" without requiring higher-cost digital connections and large infrastructure investments. The Company believes that it offers solutions that bring together voice quality, scalability, ease of use and price points needed to bring "VoIP" to the wider marketplace.

 The following discussion should be read in conjunction with the Company's consolidated financial statements and related notes for the quarter ended July 31, 2000 found elsewhere in this report.

 RESULTS OF OPERATIONS

 THREE MONTHS ENDED JULY 31, 2000 AND 1999

 The quarter ended July 31, 2000, represents the first full quarterly period for which the Company's operating results reflect the shift in its business focus from prepaid long distance operations toward providing international communications for small- to medium-sized businesses. For this reason, the quarter-to-quarter comparisons are not particularly meaningful.

 REVENUES

 Revenues were $953,000 for the quarter ended July 31, 2000, compared to $500,000 for the quarter ended July 31, 1999, representing an increase of 91% from the prior period. Roughly 96% of the $953,000 in revenues for this quarter were derived from the operations as a result of the Company's change in business focus during the prior quarter from the prepaid long distance market toward providing international communication services for small- to medium-size businesses. The remaining 4% of revenues for this quarter were generated as a result of existing prepaid long distance business.

 EXPENSES

 Costs of revenues were $463,000, or 49% of revenues, for the quarter ended July 31, 2000, compared to $536,000, or 107% of revenues, for the quarter ended July 31, 1999, representing, in dollar terms, a 14% decrease in costs of revenues from the prior period. A portion of this decrease is attributable to approximately $390,000 in credits related to settlements of disputed carrier overcharges for the nine-month period ended July 31, 2000. The remaining decrease in costs of revenues as compared to the same quarter in 1999 is attributable to the Company's focusing its business on providing international communication services. By interconnecting the Company's switch with the facilities acquired in the DTI Acquisition, the Company has been able to reduce its overall carrier costs as a percentage of revenue and gained access to additional carriers with lower prices and better quality.

 Sales and marketing costs were $55,000, or 6% of revenues for the quarter ended July 31, 2000, compared to $323,000, or 65% of revenues, for the quarter ended July 31, 1999. This represents an 83% decrease in such costs from the prior period. Sales and marketing costs incurred during the prior period were primarily associated with the operation of the distribution channel for the prepaid products. The change in the focus of the Company's operations has reduced its sales and marketing costs in absolute terms and as a percentage of revenues, as the prepaid calling card business required a large sales and marketing staff. In addition, the Company has moved most of its sales and marketing staff outside the United States, where labor costs are significantly less. The Company expects that sales and marketing costs will continue to decline as a percentage of revenue in the upcoming months.


 General and administrative costs were $1,142,000, or 120% of revenue, for the quarter ended July 31, 2000, compared to $567,000, or 113% of revenue, for the quarter ended July 31, 1999, representing, in dollar terms, a 101% increase from the prior period. Approximately $623,000 of the general and administrative costs incurred in the quarter ended July 31, 2000, is attributable to management, accounting, legal and overhead expenses associated with the prepaid long-distance business. The remaining $519,000 in general and administrative costs relates to the Company's new business operations and increases in personnel and overhead resulting from the DTI Acquisition. The Company anticipates that the change in the focus of its business will result in a drop of its general and administrative expenses, both in absolute terms and as a percentage of revenues, in future periods. During the quarter ended July 31, 2000, the Company reported net interest income of $7,000, compared with a net interest income of $20,000 for the quarter ended July 31, 1999.

 As a result of the foregoing, the Company incurred a net loss from continuing operations of $965,000, or $0.11 per share, for the quarter ended July 31, 2000, as compared to a net loss from continuing operations of $922,000, or $0.13 per share, for the quarter ended July 31, 1999. During the quarter ended July 31, 1999, the Company recorded a gain on sale of the Software Business of $1,379,000 or $0.20 per share, resulting in net income of $456,000, or $0.07 per share.

 NINE MONTHS ENDED JULY 31, 2000 AND 1999

 REVENUES

 Revenues from continuing operations were $7,583,000 for the nine months ended July 31, 2000, compared to $2,889,000 for the nine months ended July 31, 1999, representing a 162% increase over the prior period. This increase is primarily attributable to revenues of approximately $4,834,000 arising from the business acquired in the DTI Acquisition, and the previously described change in the Company's focus during the second quarter of fiscal 2000 from the prepaid long distance market toward providing international communication services for small- to medium-size businesses. The remaining $2,749,000 in revenues for the nine-month period ended July 31, 2000 are a result of the prepaid long distance business.

 EXPENSES

 Costs of revenues were $7,936,000, or 105% of revenues, for the nine months ended July 31, 2000, compared to $2,692,000, or 93% of revenues, for the nine months ended July 31, 1999, representing a 195% increase in costs of revenues from the prior period. Of the $7,936,000 in costs, approximately $4,088,000 related to the acquisition of DTI. The remaining increase in cost of revenues is primarily attributable to costs associated with the prepaid telecommunications services provided during the period, and costs associated with the operation of the distribution channel established for the prepaid products, offset by approximately $390,000 in credits related to the settlements of disputed carrier overcharges.

 Sales and marketing costs were $841,000, or 11% of revenues, for the nine months ended July 31, 2000, compared to $803,000, or 28% of revenues, for the nine months ended July 31, 1999. This represents a 5% increase in such costs from the prior period. Sales and marketing expenses for the nine-month period ended July 31, 2000 were primarily associated with the operation of the distribution channel for the prepaid products.

 General and administrative costs were $3,824,000, or 50% of revenues, for the nine months ended July 31, 2000, compared to $1,513,000, or 52% of revenues, for the nine months ended July 31, 1999, representing a 153% increase from the prior period. Of this increase, approximately $2,518,000 relates to management, accounting, legal and overhead expenses attributable to the prepaid long-distance business. The remaining $1,306,000 increase relates to the Company's new business operations and increases in personnel and overhead resulting from the DTI Acquisition.

 During the nine month period ended July 31, 2000, the Company reported net interest income of $27,000 compared with a net interest income of $36,000 for the nine month period ended July 31, 1999.

 As a result of the foregoing, the Company incurred a net loss from continuing operations of $5,771,000, or $0.70 per share, for the nine month period ended July 31, 2000, as compared to a net loss from continuing operations of $2,121,000, or $0.31 per share, for the nine months ended July 31, 1999. During the nine-month period ending July 31, 1999, the Company recorded a gain on the sale of the Software Business of $4,761,000, or $0.73 per share, resulting in net income of $2,857,000, or $0.42 per share.

 As a result of the changes described above, the Company has been able to implement its "bookend" strategy: to increase higher margin traffic with small- to medium-size enterprises, increase customer retention, and reduce the Company's overhead expenses. With the Company's new strategy and new partners in the foreign sector, along with reduced costs, management believes the Company is positioned to be a significant entrant in "VoIP", "Next Gen" products and services provider for the business sector, both in foreign and domestic markets.


 LIQUIDITY AND CAPITAL RESOURCES

 At July 31, 2000, the Company had cash and cash equivalents of $532,000, a decrease of $314,000 from the balance at October 31, 1999.

 During the nine months ended July 31, 2000, net cash used in operating activities was $3,257,000, compared to net cash used in operating activities of $2,718,000 for the nine months ended July 31, 1999. The increase in net cash used in operating activities for the nine months ended July 31, 2000 was primarily due to the net loss for such period of $5,771,000 vs. net income of $2,857,000 for the comparable period of the prior fiscal year. Partially offsetting the increase in net cash used in operating activities for the nine months ended July 31, 2000, was an increase in trade accounts payable of $1,813,000 and an increase in depreciation and amortization expenses of $416,000. During the nine months ended July 31, 1999, net cash used in operating activities was offset by the gain on disposal of the Software Business of $4,761,000 and the related income of $218,000.

 Cash provided by investing activities was $120,000 for the nine months ended July 31, 2000, compared to cash provided by investing activities of $5,872,000 for the nine months ended July 31, 1999. The decrease was primarily due to the sale of the Software Business (which generated proceeds of $6,833,000) during the nine months ended July 31, 1999. Also contributing to the period-to-period change was the Company's reduction in its purchases of property and equipment in the first nine months of fiscal 2000 by $769,000 compared with the comparable period of fiscal 1999.

 Cash provided by financing activities for the nine months ended July 31, 2000 totaled $2,824,000, compared to cash used in financing activities of $736,000 for the nine months ended July 31, 1999. The change in cash provided by financing activities was due primarily to the payment of $724,000 on a note payable and the resulting release of restricted cash of $1,138,000, the raising of $1,000,000 through the sale of convertible debentures and $1,000,000 through the issuance of a common stock subscription agreement, and $512,000 in proceeds received upon the exercise of stock options. Cash used in financing activities for the nine months ended July 31, 1999 reflected the repayment of borrowings of $1,541,000, offset by the proceeds from an equipment financing of $805,000.

 The Company has recently suffered from liquidity and cash flow constraints. As of July 31, 2000, the Company had a working capital deficit of $2,932,000, compared to a working capital balance of $3,296,000 at July 31, 1999. As of July 31, 2000, the Company's current assets of $1,590,000 include $1,175,000 of gross trade accounts receivable, of which 37% were comprised of an international customer account which is overdue by more than a year. Of this overdue balance, approximately 54% has been reserved as of July 31, 2000. Contributing to the working capital deficit was an increase in trade accounts payable of $2,553,000 since the end of the prior fiscal year.

 To address its cash flow needs, the Company consummated a private placement of $1,000,000 in principal amount of non-interest bearing convertible notes in February 2000. The notes are payable on the earlier of one year from the date of issuance or the closing of equity financing in excess of $5 million. The notes have since become convertible into shares of the Company's common stock at a conversion price, subject to adjustment, of $4.00 per share. The holders of the notes were also issued warrants to acquire an aggregate of 125,000 shares of the Company's common stock at an exercise price of $3.00 per share. The Company's failure to repay the notes within six months of issuance requires the issuance of warrants to acquire an additional 125,000 shares of the Company's common stock at $2.75 per share. Such additional warrants will be recorded as additional financing charges and amortized over the remaining life of the notes.

 During the quarter ended July 31, 2000, the Company raised $1 million through the sale and issuance of 285,714 shares of the Company's common stock to an accredited investor who is a director of the Company. The Company has since sold and issued an additional 114,286 shares of its common stock to raise an additional $400,000.

 The Company's growth models for its business are scaleable, but the rate of growth is dependent on the availability of future financing for capital resources. The Company plans to commit at least $2.0 million for capital investments for fiscal 2000, and plans to finance additional infrastructure development externally through debt and/or equity offerings and internally through the operations of its Telecommunications Business. The Company believes that, with sufficient capital, it can significantly accelerate its growth plan. At its current and anticipated level of operations through the next twelve month period, management believes that it will have to raise significant additional funds through outside financing activities. The Company's failure to obtain such financing could significantly delay the Company's implementation of its business plan and have a material adverse effect on its business, financial condition and operating results.

 As a result of the company's change in focus, the Company moved its corporate headquarters from the Dallas, Texas facility and consolidated operations and staff with the Los Angeles, California office. The Company remains obligated under an operating lease agreement for the Dallas facility for the remaining lease term with monthly lease payments of approximately $15,000. The Company is currently in negotiations to sublease the facility in order to reduce monthly overhead expenses.

 PART II.  OTHER INFORMATION

 ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

 During the quarter ended July 31, 2000, the Company consummated a $2 million private equity placement of 571,428 shares of common stock, par value $.001, with an accredited investor who is a director of the Company. In accordance with the Subscription Agreement ("Agreement"), the Company is required to file a Registration Statement with the Securities and Exchange Commission within 90 days from the execution of the Agreement (the "Registration Deadline"), and shall include the investor's 571,428 shares in such
 Registration Statement. In the event the Company fails to register the investor's 571,428 shares within 90 days from the execution of the Agreement, the investor is entitled to an additional 10,000 shares of restricted voting common stock of the Company, and shall further issue to the investor allotments of 10,000 shares for each additional 30-day period from the Registration Deadline during which the Company fails to file the Registration Statement for the investor's 571,428 shares.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 The Company's 2000 Annual Meeting of Shareholders was held on May 15, 2000.

 Three items of business were acted upon at the meeting: (1) the election of six directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected and qualified; (2) approval of the Company's 2000 Omnibus Securities Plan; and (3) the ratification of the selection of King, Griffin & Adamson P.C. to serve as independent public accountants for the Company for the 2000 fiscal year.

 The results of the voting for the election of directors were as follows:

       Nominee         Votes For  Votes Withheld    Abstentions
   ---------------     ---------      -----             -----
   Roger D. Bryant     6,243,200      1,736             1,851
   John Jenkins        6,243,200      1,736             1,851
   Nick Demare         6,244,260      1,176             1,851
   Robert M. Fidler    6,243,680      1,256             1,851
   Lawrence Vierra     6,243,580      1,256             1,851
   Scott Cook          6,243,800      1,136             1,851


 Accordingly, each of the six nominees received a plurality of the votes cast and was elected.

 The results of  the voting for  the approval of  the Company's 2000  Omnibus
 Securities Plan were as follows:

   Votes For             Votes Against                 Abstentions
   ---------                ------                        -----
   1,969,820                90,019                        5,689

 Accordingly, the number of shares voted for the proposal constitute a majority of the shares entitled to vote thereon, and the approval of the Company's 2000 Omnibus Securities Plan was ratified.

 The results of  the voting  on the ratification  of the  selection of  King,
 Griffin & Adamson P.C.  as the Company's independent  auditors for the  2000 fiscal year were as follows:


   Votes For             Votes Against                 Abstentions
   ---------                ------                        -----
   6,198,112                29,196                        19,479

 Accordingly, the number of shares voted for the proposal constitute a majority of the shares entitled to vote thereon, and the selection of King, Griffin & Adamson P.C. as the Company's independent auditors for the 2000 fiscal year was ratified.


 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) The following Exhibits are required to be filed with this quarterly report on Form 10-Q:

      4.1  Investment Agreement (filed herewith)
      11   Statement re Computation of Per Share Earnings (filed herewith).
      27   Financial Data Schedule (filed herewith).


 (b)  Reports on Form 8-Ks

      None.

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Dial-Thru International Corporation
                                   (Registrant)

 DATE: September 14, 2000          /s/  John Jenkins
       --------------------------  ----------------------------------
                                   John Jenkins
                                   President, Chief Financial Officer
                                   (Principal Financial Officer)