Form 10-K
period 2000-10-31
DIAL THRU INTERNATIONAL CORP
filed 2001-01-29
CIK 913659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC. 20549
                           ------------------------

                                  FORM 10-K

 (MARK ONE)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000
                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER 0-22636
                           ------------------------

                     DIAL-THRU INTERNATIONAL CORPORATION

            (Exact name of registrant as specified in its charter)

        DELAWARE                                 75-2801677
 State or other jurisdiction of        (I.R.S. Employer Identification
 incorporation or organization                       No.)

                     700 SOUTH FLOWER STREET, SUITE 2950
                            LOS ANGELES, CA 90017
                   (Address of principal executive offices)
                                  (Zip Code)

                                 213-627-7599
             (Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                             TITLE OF EACH CLASS

                        COMMON STOCK, $0.001 PAR VALUE
                           ------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure  of delinquent filers  pursuant to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amount to this Form 10-K or any amount to this Form 10-K. [ ]

      As of January 23, 2001, 10,034,425 shares of Common Stock were outstanding. The aggregate market value of the 7,291,426 shares of Common Stock held by non-affiliates of Dial-Thru International Corporation as of such date approximated $7,291,426 using the beneficial ownership rules as adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude stock that may be beneficially owned by directors, executive officers or ten percent stockholders, some of whom might not be held to be affiliates upon judicial determination.

                      DOCUMENT INCORPORATED BY REFERENCE

      Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Dial-Thru International Corporation to be filed with Securities and Exchange Commission on or before February 28, 2001.

                          FORWARD-LOOKING STATEMENTS

      With the exception of historical information, the matters discussed in this Annual Report on Form 10-K include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding the Company's belief of the sufficiency of capital resources and its ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using voice over Internet protocol ("VoIP") to provide telecommunications services over the Internet,
 (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services over the Internet, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of services over the Internet, (e) the Company's dependence upon favorable pricing from its suppliers to compete in the telecommunications industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) the failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry. The Company does not undertake to update any forward-looking statements contained herein. For a discussion of these factors and others, please see "Certain Business Factors" in Item 1 of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Annual Report on Form 10-K or in any document or statement referring to this Annual Report on Form 10-K.

                                    PART I

 Item 1.   Business

                                 THE COMPANY

      Throughout this Annual Report, the term "Company" refers to Dial-Thru International Corporation, a Delaware corporation formerly known as ARDIS Telecom & Technologies, Inc., successor by merger to Canmax Inc. The Company was incorporated on July 10, 1986 under Company Act of the Province of British Columbia, Canada. On August 7, 1992, the Company renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994 its name was changed to "Canmax Inc." On February 1, 1999, the Company consummated a merger into a wholly owned subsidiary to effect the reincorporation of the Company under the laws of the State of Delaware under the name "ARDIS Telecom & Technologies, Inc." On November 2, 1999, the Company acquired (the "DTI Acquisition") substantially all of the business and assets of Dial-Thru International Corporation, a California corporation, along with the rights to the name "Dial-Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom & Technologies, Inc. to "Dial-Thru International Corporation." The Company's common stock currently trades on the OTC Bulletin Board under the symbol "DTIX."

      Prior to December 7, 1998, the Company operated distinct businesses in each of the software and telecommunications industries. On December 7, 1998, the Company sold its retail automation software business (the "Software Business") to Affiliated Computer Services, Inc. Therefore, the Company no longer engages in the Software Business, and is now operating only in the telecommunications industry (the "Telecommunications Business").

      The Company's principal executive offices are located at 700 South Flower Street, Suite 2950, Los Angeles, California 90017, and its telephone number is (213) 627-7599.


 General Description of Business

      From its inception until 1998, the Company provided retail automation software and related services to the retail petroleum and convenience store industries. In late 1996, the Company determined to expand its business operations beyond the single vertical market and one large customer that dominated its Software Business. After evaluating a number of alternative strategies, the Company decided that the rapidly expanding telecommunications market presented an opportunity to utilize some of the technology and support capabilities that it had developed, and chose to make its entry into the telecommunications industry via the pre-paid long distance market.

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

      During its experience with USC, the Company decided to develop its in-house capabilities to expand its telecommunications operations and continued to focus on the rapidly growing prepaid phone card market. In August of 1998, the Company entered into an agreement (the "PT-1 Agreement") with PT-1 Communications, Inc. ("PT-1") to acquire long distance telecommunications and debit services for use in the Company's marketing and distribution of domestic and international prepaid phone cards. The Company conducted its domestic prepaid phone card business through RDST, Inc., a wholly owned subsidiary, by purchasing services from PT-1 until mid-1999 when it launched its facilities-based telecommunication operations. In the second quarter of fiscal 1999, the Company purchased telecommunications switching equipment and an enhanced services platform. Following a period of development, implementation and testing, the Company commenced operations as a facilities-based carrier in the fourth quarter of 1999. Calls made with the Company's prepaid phone cards could then be routed through the Company's switching facilities, giving the Company better control over costs and quality of service.

      On November 2, 1999, the Company acquired the assets and business of Dial-Thru International Corporation, an international facilities-based carrier. The Company continued operations of the acquired business through its subsidiary, Dial-Thru.com.

      During the first quarter of fiscal 2000, the Company appointed John Jenkins (founder of the acquired business) to the position of President and Chief Operating Officer. The Company also announced the creation of its "Bookend Strategy," to allow it to effectively compete in the international telecommunications market (see "Business Strategy" below), and began the merger of operations of the two businesses with an increased emphasis on the international business and a reduced focus on the prepaid domestic market. In the third quarter of fiscal 2000, the Company relocated all its domestic operations, including its switching facilities, to its Los Angeles location. The Company now operates as a facilities-based global Internet Protocol
 ("IP") communications company providing connectivity to international markets experiencing significant demand for IP enabled services. The Company provides a variety of international telecommunications services targeted to small and medium sized enterprises (SME's) that include the transmission of voice and data traffic and the provision of Web-based and other communications services. The Company utilizes Voice over Internet Protocol (VoIP) packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmissions, and is developing a private IP telephony network. The Company utilizes state-of-the-art digital fiber optic cable, oceanic cable transmission facilities, international satellites and the Internet to transport its communications. The Company believes that it will be a strong competitor in the international telecommunications markets where it chooses to compete.

   Regulatory Environment.

      Regulation of Internet Telephony and the Internet.

      The use of the Internet to provide telephone service is a recent market development. Currently, the FCC is considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony. On April 10, 1998, the FCC issued its report to Congress concerning the implementation of the universal service provisions of the Telecommunications Act. In the report, the FCC indicated that it would examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC noted that it did not have, as of the date of the report, an adequate record on which to make a definitive pronouncement, but that the record suggested that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain services are subject to FCC regulation as telecommunications services, the FCC may require providers of Internet telephony services to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. It is also possible that PC-to-phone and phone-to-phone services may be regulated by the FCC differently. In addition, the FCC sets the access charges on traditional telephony traffic and if it reduces these access charges, the cost of traditional long distance telephone calls will probably be lowered, thereby decreasing the Company's competitive pricing advantage. In May of 2000, the FCC approved an access charge reduction plan known as CALLS which has resulted in a reduction of the access charges paid by traditional long distance carriers to the major local phone companies.

      Changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes which affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies or other telecommunications companies, could increase the Company's costs of providing service. For example, the FCC determined in 1999 that subscriber calls to Internet service providers should be classified for jurisdictional purposes as interstate calls. On appeal, the U.S. Court of Appeals remanded the case to the FCC, directing the FCC to reconsider this determination. If the FCC reaffirms its original determination, the determination could affect a telephone carrier's cost for provision of service to these providers by eliminating the payment of reciprocal compensation to carriers terminating calls to these providers.

       The FCC has pending a proceeding to encourage the development of cost-based compensation mechanisms for the termination of calls to Internet service providers. Meanwhile, state agencies will determine whether carriers receive reciprocal compensation for these calls. If new compensation mechanisms increase the costs to carriers of termination calls to Internet service providers or if states eliminate reciprocal compensation payments, the affected carriers could increase the price of service to Internet service providers to compensate, which could raise the cost of Internet access to consumers.

      In addition, although the FCC to date has determined that providers of Internet services should not be required to pay interstate access charges, this decision may be reconsidered in the future. This decision could occur if the FCC determines that the services provided are basic interstate telecommunications services and no longer subject to the exemption from access charges that are currently enjoyed by providers of enhanced services. Access charges are assessed by local telephone companies to long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per minute basis. The FCC has stated publicly that it would be inclined to hold the provision of phone-to-phone Internet protocol telephony to be a basic telecommunications service and therefore subject to access charges and universal service contribution requirements. In a Notice of Inquiry released September 29, 1999, the FCC again asked for comments on the regulatory status of Internet telephony. Specifically, the FCC asked for comments to address whether Internet telephony service generally, and phone-to-phone service in particular, may be regulated as a basic telecommunications service. If the FCC concludes that any or all Internet telephony should be regulated as basic communications service, it eventually could require that Internet telephony providers must contribute to universal service funds and pay access charges to local telephone companies. The imposition of access charges or universal service contributions would substantially increase the Company's costs of serving dial-up customers. Following the election of George W. Bush as President of the United States, William Kennard resigned from the chairmanship of the FCC and President Bush appointed Michael Powell as the new chairman. The FCC's polices may change as a result of this change in FCC leadership.

      State public utility commissions may retain jurisdiction to regulate the provision of intrastate Internet telephony services. At least one state public utility commission (the Nebraska Commission) has made a determination that it will regulate intrastate Internet telephony services. State regulation of intrastate Internet telephony services may result in the requirement that Internet telephony providers pay intrastate access charges to local phone companies and pay into state universal service funds.

      Local phone companies seeking to require that providers of Internet telephony services pay access charges to them have the option of filing suit as well as initiating regulatory proceedings. In January of 2001, a state trial court in Colorado ruled that one provider of Internet telephony services must pay intrastate access charges to the local phone company. The Colorado litigation result may encourage local phone companies to file more such suits. Courts in such suits may award substantial damages for past periods of time in which the Internet telephony provider did not pay access charges as well as require that access charges be paid prospectively. State and federal regulators are in some cases authorized to award damages as well as prospective relief.

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

      Congress  has  recently  adopted  legislation  that  regulates  certain aspects of the Internet, including on-line content, user privacy and taxation. For example, the Internet Tax Freedom Act prohibits certain taxes on Internet uses through October 21, 2001. The Company cannot predict whether substantial new taxes will be imposed on our services after that date. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, and privacy. Congress has enacted digital signature legislation. Various states have adopted and are considering Internet-related legislation. Increased United States regulation of the Internet may slow its growth, particularly if other governments follow suit, which may negatively impact the cost of doing business over the Internet and materially adversely affect the Company business, financial condition, results of operations and future prospects.

      The European Union's European Commission (EC) in early January 2001 recommended that member countries refrain from regulating Internet telephony service. However, the EC qualified its recommendation by noting that regulation is appropriate when an Internet telephony company provides levels of quality and reliability equal to those provided by traditional phone companies, makes a separate voice-only service offering, and meets several other conditions.

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

      In addition, the European Union has adopted a separate, complementary directive which pertains to privacy and the processing of personal data in the telecommunications sector. This directive establishes certain requirements with respect to, among other things, the processing and retention of subscriber traffic and billing data, subscriber rights to non-itemized bills, and the presentation and restriction of calling and connected line identification. In addition, a number of European countries outside the European Union have adopted, or are in the process of adopting, rules similar to those set forth in the European Union directives. Although the Company does not engage in the collection of data for purposes other than routing calls and billing for our services, the data protection directives are quite broad and the European Union Privacy standards are stringent. Accordingly, the potential effect of these data protection rules on the development of the Company's business is uncertain.

                              BUSINESS STRATEGY

      The Company's core business operations are in the telecommunications industry, and are concentrated on the marketing of IP telephony services, including voice, fax, data, Web-based and other enhanced services. The Company has coined the term "Bookend Strategy" to describe its primary focus, which is to establish markets for telecommunication services originating in foreign countries and in the corresponding ethnic segment of the domestic market in the United States, and to provide these services via direct private line circuits between those markets, utilizing Voice over
 Internet Protocol (VoIP) and other digitized voice technologies. Furthermore, the "Bookend Strategy" calls for filling as much of these circuits as possible with retail traffic, and selling the remainder into the international wholesale market to fully utilize all capacity. Products are primarily dial around products that include international dial-thru, re-origination, fax over the Internet, and other enhanced services targeted at small and medium sized businesses, such as unified messaging, follow-me numbers, and DSL. In essence the Company is selling a bundled solution of communication services to these small to medium size businesses. The Company sells telecommunications services for both foreign and domestic origination of international long distance into the wholesale market, primarily on a short-term basis to keep capacity available for Company produced retail revenues. The primary objective of the Company in selling into the wholesale market is to fill its direct routes with wholesale traffic while it is developing revenue from its retail marketing operations so that no capacity is wasted. The Company plans to expand services in both foreign and domestic markets to include additional telecommunications products as well as Internet related services.

      A key part of the "Bookend Strategy" is the establishment of direct routes for telecommunications traffic to and from a target country. Once the Company has judged that a candidate country meets the requirements for availability of retail revenue opportunities, it then must determine the best manner in which to establish some form of dedicated connectivity. This is usually accomplished by first establishing a licensing agreement within the country whereby we are licensed to sell these communication products and then putting into place International Private Leased Circuits (IPLC). In order to effectively utilize the IPLC lines, the Company must apply the appropriate technology to provide for compression of the telecommunications traffic. The emerging technology that seems best suited for the majority of installations is VoIP or packetized voice and data. This allows us to legally enter markets that have not deregulated in a manner similar to the way Sprint and MCI entered the market in the United States in the late 1970's and early 1980's prior to deregulation in the United States in 1984.

      The explosive growth of the Internet has accelerated the rapid merger of the worlds of voice-based and data-based communications. By first digitizing voice signals, then utilizing the same packetizing technology that makes the Internet possible (Internet Protocol or IP), IP Telephony was born. IP Telephony not only provides for a cost effective manner in which to perform the signal compression needed to maximize the return from the use of the IPLC lines, but in certain cases allows for the use of public Internet circuits for at least a portion of the calls or other communications being made. In this way, not only has efficiency of the dedicated circuits been improved, but also some of signaling and communications can be accomplished utilizing the public Internet.

      The Company currently operates its domestic telecommunications switching facility in Los Angeles, California, providing for long distance services worldwide. Development of the private IP Telephony network and the use of VoIP technology is expected to improve both cost and quality of telecommunications services, as well as facilitate the Company's expansion into other Internet related opportunities.

      The Company continues to review an acquisition strategy within its current industries and other related markets. Any material acquisitions may result in significant changes in the Company's business.

                            PRODUCTS AND SERVICES

      Dial Thru and Re-origination Services

      The Company provides a variety of international dial-thru and re-origination services. The Company began offering these services in fiscal 2000 following the completion of the DTI Acquisition. In fiscal 2000, these services accounted for approximately 68% of the Company's revenues. The
 Company expects that these services will account for an increasing percentage of the Company's total revenues as the Company shifts its focus away from domestic prepaid phone cards. Generally, these services are provided to customers that establish deposits with the Company to be used for long-distance calling. By using the Company's dial-thru or re-origination services, a caller outside of the United States can place a long distance telephone call which appears to have originated from the Company's switch in Los Angeles to the Customer's location, and then connects the call through the Company's network to anywhere in the world. By completing the calls in this manner, the Company is able to provide very competitive rates to the customer. Wherever possible, the Company routes calls over its private network. By using VoIP and other technologies to compress voice and data transmissions across its international private lines and public Internet circuits, the Company can offer its voice and data services at costs that are substantially less than traditional communications services.

      PowerCall[TM]

      The Company offers PowerCall[TM] as a web-based e-commerce service that allows a customer to use Internet signaling to notify a business of their interest, and to initiate a call to the customer from the business while the customer continues accessing the business' website. This service allows a merchant to include a PowerCall[TM] icon on its website in which a customer may type its telephone number in the PowerCall[TM] box and then click an icon, prompting a call from the merchant to the customer. This service allows a customer to talk to the merchant's representative while continuing to view the website. This service is much more convenient for the customer than using toll-free access lines which typically require various prompts through voice activated menus. Also, for access by customers around the world, a long list of toll-free access numbers would be required. PowerCall O services, including the associated long distance calls, are paid for by the merchant, and target markets are focused where the Company's private network can be utilized. The PowerCallO product has been developed and tested by the Company.

      PC-to-Phone

      The Company's PC-to-Phone services enable a user to place a call from a personal computer to another party who uses a standard telephone. To utilize this service, the customer's personal computer must be equipped with a sound card, speakers and a microphone.

      FaxThru[TM]

      The Company offers FaxThru[TM] and "store and forward" Fax services, which allow a customer to send a fax to another party utilizing the Internet without incurring long distance or similar charges. From the customer's perspective, these products function exactly like traditional fax services, but with significant savings in long distance charges.

      Global Roaming

      The Company's Global Roaming service provides customers a single account number to use to initiate phone-to-phone calls from locations throughout the world using specific toll-free access numbers. This service enables customers to receive the cost benefits associated with the Company's telecommunications network throughout the world.

      Netborne[TM]

      The Company's NetBorne[TM] product allows a customer to dial a toll free number to access calling services. Upon entering a personal identification number assigned to each customer, the Dial-Thru.com telecommunications switch (in Los Angeles) receives a signal across the Internet indicating that the customer wishes to initiate a call. The switch then originates a call to the server which connects to the phone from which the customer is calling, allowing the customer to then place a call across the Company's network to anywhere in the world. From the Customer's perspective, the use of the card is identical to that of a prepaid phone card; however, this technique allows the Company to offer its services in countries where the use of prepaid phone cards may be prohibited or restricted.

      Prepaid Phone Cards

      During fiscal year 2000, the Company significantly reduced its emphasis on this segment of the business in favor of other products and services that offer the opportunity for higher profit margins; however, the Company currently continues to offer prepaid products for domestic calling, outbound international long distance calling, as well as enhanced features such as customized greetings and sequential calling. During fiscal 2000, 1999 and 1998, the services and products accounted for approximately 30%, 100% and 100%, respectively, of revenue from continuing operations. The Company expects that revenues from these products and services will account for a decreasing percentage of the Company's total revenues in the future as the Company shifts its focus towards international services.

      Unified Messaging

      During the first part of 2001 the Company is adding several products to its bundled package including Unified Messaging, whereby a customer will have one phone number for all communication needs. A customer will receive all calls, faxes, emails and voice mail via one address or phone number. This will allow customers to access any communications function while on the road domestically or internationally by simply dialing into the unified messaging box.

      1+ Services and Dial Around Products

      The Company is tarriffed in the United States and now has begun selling it's 1+ long distance service and Dial Around products to ethnic segments in the United States where it has corresponding facilities in the foreign country. This allows us to add a complete package of communication services to the small to medium size business customer, thus allowing the Company to be its total "Bundled Communications Provider".

                                  SUPPLIERS

      The Company's principal suppliers consist of domestic and international telecommunications carriers. Relationships currently exist with a number of reliable carriers. Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a long term material adverse effect on the Company's financial condition or results of operation.


                                  CUSTOMERS

      The Company focuses most of its sales and marketing efforts toward small to medium sized businesses, particularly those located in foreign markets where telecommunications deregulation has not taken place or is in the process of taking place. The Company relies heavily on the use of commissioned agents in those markets. By doing so, the Company believes that it is establishing a wide base of customers with little vulnerability based on lack of customer loyalty. The Company believes the loss of any individual customers would not materially impact its business.


                                 COMPETITION

      The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. Other providers currently offer one or more of each of the services offered by the Company. Telecommunication service companies compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. As a service provider in the long distance telecommunications industry, the Company competes with such dominant providers as AT&T Corp. ("AT&T"), MCI WorldCom Inc. ("WorldCom"), and Sprint Corporation ("Sprint"), all of which are substantially larger than the Company and have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases than the Company. These advantages afford the Company's competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage retailers to carry competitive products, (c) negotiate more favorable distribution contracts with retailers and (d) negotiate more favorable contracts with suppliers of telecommunication services. The Company also competes with other smaller, emerging carriers including IDT Corporation, ITXC Corp., DeltaThree Inc., Primus, and Net2Phone Inc. The Company believes that additional competitors may be attracted to the market, including internet-based service providers and other telecommunications companies. The Company also believes that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers.

      The ability of the Company to compete effectively in the telecommunications services industry will depend upon the Company's ability to (i) continue to provide high quality services at prices generally competitive with, or lower than, those charged by its competitors and (ii) develop new innovative products and services. There can be no assurance that competition from existing or new competitors or a decrease in the rates charged for telecommunications services by major long distance carriers or other competitors will not have a material adverse effect on the Company's business, financial condition and results of operations, or that the Company will be able to compete successfully in the future.

      The market for international voice and fax call completion services is highly competitive. The Company competes both in the market for enhanced Internet Protocol ("IP") communication services and the market for carrier transmission services. Each of these markets is highly competitive, and the Company faces competition from a variety of sources, including large communication service providers with greater resources, longer operating histories and more established positions in the telecommunications marketplace than the Company, some of which have commenced developing Internet telephony capabilities. Most of the Company's competitors are larger than the Company, although the Company also competes with small companies that focus primarily on Internet telephony. The Company believes that the primary competitive factors in the Internet and IP communications business are quality of service, price, convenience and bandwidth. The Company believes that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future.

      Future competition could come from a variety of companies both in the Internet and telecommunications industries. The Company also competes in the growing markets of providing reorigination services, dial-thru services, dial-around, 10-10-XXX calling and other calling services. In addition, some Internet service providers have begun enhancing their real-time interactive communications and, although these companies have initially focused on instant messaging, the Company expects them to provide PC-to-phone services in the future.

      Internet Telephone Service Providers

      A number of companies have started Internet telephony operations in the past few years. AT&T Clearing House and GRIC Communications sell international voice and fax over the Internet and compete directly with the Company. Other Internet telephony companies, such as Net2Phone, DeltaThree Inc., GlobalNet, and PhoneFree.com also provide Internet telephony services and compete or may in the future compete with the Company.

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

                           CERTAIN BUSINESS FACTORS

 Limited Operating History; Net Losses

      The Company commenced its Telecommunications Business in early 1998. For the years ended October 31, 2000, 1999 and 1998, the Company recorded net losses from continuing operations of approximately $8.7 million, $3.8 million and $2.6 million, respectively, on revenues from continuing operations of approximately $8.6 million, $3.1 million and $2.2 million, respectively. The losses in fiscal 2000 were primarily attributable to costs associated with restructuring the Company following the merger of two businesses, and costs associated with redirecting the Company away from the domestic prepaid phone card market and toward the international IP telephony market. The losses in fiscal 1999 were primarily attributable to the startup costs associated with establishing the Company's facilities-based operations, marketing costs associated with establishing the Company's distribution channels, and research and development costs associated with development of the Company's VIP Card[TM] product. The losses in fiscal 1998 were primarily attributable to the Company's unsuccessful acquisition of USC and a one-time charge of approximately $1.2 million incurred in connection with the disposition of USC. As the Company continues to increase its distribution network and customer base, and develop its private IP telephony network, it may continue to experience losses.

 Competition

      The market for the Company's products and services is highly competitive. The Company faces competition from multiple sources, many of which have greater financial resources and a substantial presence in the Company's markets and offer products or services similar to the services of the Company. Therefore, the Company may not be able to successfully compete in its markets, which could result in a failure to implement the Company's business strategy adversely affect the Company's ability to attract and retain new customers. In addition, competition within the industries in which the Company operates is characterized by, among other factors, price and ability to offer enhanced service capabilities. Significant price competition would reduce the margins realized by the Company in its telecommunications operations and could have a material adverse effect on the Company. In addition, many competitors have greater financial resources to devote to research, development and marketing, and may be able to respond more quickly to new or merging technologies and changes in customer requirements. If the Company is unable to provide cutting-edge technology and value-added Internet products and services, the Company will be unable to compete in certain segments of the market, which could have a material adverse effect on its business, results of operations and financial condition.

 Government Regulation

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

      New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of the Company's product or service using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet (see "The Company - Regulatory Environment.") Newly existing laws may cover issues that include sales and other taxes; access charges; user privacy; pricing controls; characteristics and quality of products and services; consumer protection; contributions to the Universal Service Fund, and FCC-Administered Fund for the support of local telephone service in rural and high-cost areas; cross-border commerce; copyright, trademark and patent infringement; and other claims based on the nature and content of Internet materials.

 Future Capital Needs

      To fully implement its business plan, the Company will need to raise additional funds within the next twelve months for capital expenditures and working capital. Because of the Company's limited operating history and the nature of the Internet industry, the Company's future capital needs are difficult to predict. The Company's growth models are scaleable, but the rate of growth is dependent on the availability of future financing. Additional capital funding may be required for any of the following activities: capital expenditures, advertising, maintenance and expansion; sales, marketing, research and development; operating losses from unanticipated competitive pressures or start-up operations; and strategic partnerships and alliances. There is no assurance that adequate levels of additional financing will be available at all or on acceptable terms. Any additional financing could result in significant dilution to the Company's existing stockholders. If the Company is unable to raise additional capital, it would not be able to implement its business plan which could have a material adverse effect on the Company's business, operating results and financial condition.

 Technology Changes

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

 Listing Status; Penny Stock Rules

      The Company's common stock currently trades on the OTC Bulletin Board. Therefore, no assurances can be given that a liquid trading market will exist at the time any investor desires to dispose of any shares of the Company's common stock. In addition, the Company's common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, both the ability of a broker-dealer to sell the Company common stock and the ability of holders of the Company's common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of the additional suitability requirements and disclosure requirements imposed by the "penny stock" rules, an investor may find it more difficult to dispose of the Company's common stock.

 Absence of Dividends

      The Company has never declared or paid any cash dividends on its common stock and does not presently intend to pay cash dividends on its common stock in the foreseeable future.

                             SALES AND MARKETING

      The Company markets long distance telecommunications products and services from its offices in Los Angeles, California. The Company also has a regional sales office located in Johannesburg, South Africa, and has offices through joint ventures in Caracas, Venezuela, Buenos Aires, Argentina, Jakarta, Indonesia, Hong Kong, and New Delhi, India. The Company's revenues are primarily derived from the following three channels: direct sales to business accounts; sales through commissioned agents; and wholesale sales to other telecommunications providers. The Company plans to expand its sales effort to both domestic and international business accounts, as well as add products and services targeted toward residential customers in both markets.


                                   BACKLOG

      Telecommunications products and services are generally delivered to customers when ordered and, although continuing relationships with customers exist that produce recurring revenue, there is no traditional backlog of orders.


                                  EMPLOYEES

      As of January 23, 2001, the Company had approximately 35 full-time and 3 part-time employees, approximately 8 of which perform administrative and financial functions, approximately 20 of which perform customer support duties and approximately 30 of which have experience in telecommunications operations and/or sales. Approximately 23 employees are currently located in Los Angeles, California, and approximately 15 employees operate out of field offices. No employees are represented by a labor union, and the Company considers its employee relations to be excellent.

 Item 2.  Properties

      The Company currently occupies approximately 4,000 square feet located at 700 South Flower Street, Suite 2950, Los Angeles, California, 90017, under an 18 month lease at $8,100 per month that expires in March 2001. The Company is currently negotiating for an expansion of space and expects to enter into a new 3 to 5 year lease at the same location.

      As a result of the company's change in focus, the Company moved its corporate headquarters from the Dallas, Texas facility and consolidated operations and staff with the Los Angeles, California office. The Company remains obligated under an operating lease agreement for the Dallas facility for the remaining lease term with monthly lease payments of approximately $15,000. The Company is currently taking steps to relieve itself of this ongoing obligation.

 Item 3.  Legal Proceedings

      On May 2, 2000, Star Telecommunications, Inc. ("Star") filed suit against the Company in the Superior Court of the State of California in Santa Barbara, California, alleging a breach of contract by the Company in failing to pay amounts due under a Carrier Service Agreement, and seeks damages of approximately $780,000. The Company disputes the amounts alleged to be owed to Star, and has filed a counter-claim for damages against Star for wrongful acts of Star under the Carrier Service Agreement. Amounts alleged to be owed to Star are reflected in the Company's financial statements. The Company is vigorously defending this lawsuit and strongly believes that the Company's damages resulting from Star's actions significantly exceed the claims by Star.


 Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                   PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
 Matters

                           MARKET FOR COMMON STOCK

      The Company has only one class of shares, common stock, $.001 par value, which is traded on the OTC Bulletin Board. Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or purpose for either cancellation or surrender or provisions for sinking or purchase funds.

      The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "DTIX." The Company's principal executive offices are located at 700 South Flower Street, Suite 2950, Los Angeles, California, 90017, and its telephone number is (213) 627-7599.

                 MARKET PRICES OF THE COMPANY'S COMMON STOCK

      The following table sets forth for the fiscal periods indicated the high and low closing sales price per share of Company Common Stock as reported on the OTC Bulletin Board. The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

                                                   COMMON STOCK
                                                  CLOSING PRICES
                                                -----------------
                                                 HIGH        LOW
                                                -----       -----
 FISCAL 1999
      First Quarter.......................     $ 0.40      $ 0.28
      Second Quarter......................     $ 0.52      $ 0.33
      Third Quarter.......................     $ 0.50      $ 0.41
      Fourth Quarter......................     $ 1.63      $ 0.41

 FISCAL 2000
      First Quarter.......................     $ 4.57      $ 0.69
      Second Quarter......................     $13.30      $ 4.00
      Third Quarter.......................     $ 6.63      $ 2.63
      Fourth Quarter......................     $ 3.88      $ 1.47

 FISCAL 2001
      First Quarter (through January 23, 2001) $ 2.19      $ 0.52


      The closing price for the Company Common Stock on January 23, 2001 as reported on the OTC Bulletin Board was $1.00.

 Dividends

      The Company has never declared or paid any cash dividends on its Common Stock and does not presently intend to pay cash dividends on the its Common Stock in the foreseeable future. The Company intends to retain future earnings for reinvestment in its business.

 Holders of Record

      There were 423 stockholders of record as of January 23, 2001, and approximately 3,000 beneficial stockholders.

 Recent Sales of Unregistered Securities

      Not Applicable.

 Item 6.  Selected Financial Data


                                                   FISCAL YEARS ENDED OCTOBER 31
                                         --------------------------------------------------
                                          2000       1999       1998       1997       1996
                                         ------     ------     ------      -----      -----
 CONSOLIDATED STATEMENT OF OPERATIONS
   DATA (1):
 Revenues                               $ 8,591    $ 3,117    $ 2,189     $   --     $   --
 Cost of revenues                         9,971      2,982      2,155         --         --
 Operating expenses                       6,629      4,028      1,399         --         --
 Interest income (expense)                 (665)        79       (101)         --         --
 Gain on sale of software business           --      5,310         --         --         --
 Loss on disposal of USC                     --         --     (1,155)         --         --
 Income (loss) from continuing
   operations                            (8,674)    (3,815)    (2,621)        --         --
 Income (loss) from discontinued
   operations                                --      5,528       (103)        87        143
 Net income (loss)                       (8,674)     1,713     (2,724)        87        143
 Net income (loss) per share(2)         $ (1.02)   $  0.25    $ (0.38)    $ 0.01     $ 0.02

 CONSOLIDATED BALANCE SHEET DATA(1):
 Total assets
   Continuing operations                  6,102      4,467      1,411         --         --
   Discontinued operations                   --         --      3,880      4,578      4,741
 Working capital (deficiency)
   Continuing operations                 (4,829)     1,251     (1,460)        --         --
   Discontinued operations                   --         --        622        664        701
 Noncurrent obligations
   Continuing operations                    119        562         --         --         --
   Discontinued operations                   --         --        147        178        256
 Shareholders' equity                       508      2,865      1,064      2,220      2,075


 (1)  All numbers,  other  than per  share  numbers, are  in  thousands.  The results of operations of the Software  Business have  been presented in
      the  financial  statements  as  discontinued  operations.  Results   of
      operations in prior years have been restated to reclassify the Software
      Business as discontinued operations.

 (2)  All per share  amounts have been  retroactively adjusted  to reflect  a
      one-for-five  reverse  stock  split  of  the  Company's  Common   Stock
      effective December 21, 1995.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years Ended October 31, 2000, 1999 and 1998

 General

      Dial-Thru International Corporation is a facilities-based, global Internet Protocol (IP) communications company providing connectivity to international markets experiencing significant demand for IP enabled services. The Company provides a variety of international telecommunications services targeted to small and medium sized enterprises (SME's) that include the transmission of voice and data traffic and the provision of Web-based and other communications services. The Company utilizes Voice over Internet Protocol (VoIP) packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmissions, and is developing a private IP Telephony network.

      IP Telephony, or Voice over Internet Protocol (VoIP), is voice communication that has been converted into digital packets and is then addressed, prioritized, and transmitted over any form of broadband network utilizing the technology that makes the Internet possible. These technologies allow the Company to transmit voice communications with the same high-density compression as networks initially designed for data transmission, and at the same time utilize a common network for providing customers with data and enhanced Web-based services.

      The Company primarily focuses on markets where competition is not as keen, thereby giving it opportunities for greater profit margin. These markets include regions where deregulation of telecommunications services has not been completed and smaller markets that have not attracted large multi-national providers. Africa, Asia, and parts of South America offer the greatest abundance of these target markets.

      Cooperating with overseas carriers and the incumbent, usually government owned, telephone companies, gives the Company better opportunities to engage in co-branding of jointly marketed products, including IP based enhancements that it has developed, rather than simply basing a strategy on pricing arbitrage. As a result, the Company is proactively invited to participate rather than reactively prevented from entering new markets.

      Unlike many new VoIP carriers in the market today, the Company is focused on retail telecommunications sales to business customers, including enhanced product offerings, allowing the Company to provide a complete package of communication services, not just wholesale voice traffic. A portfolio of enhanced offerings provides the Company with the opportunity for higher profit margins and better customer loyalty, thus making the Company less susceptible to competitive forces and market churn.

      In tandem with overseas partners, the Company is deploying a "book-end" strategy targeting markets at both ends of international circuits. As an example, while cooperating with partners to target the SME market in a selected foreign region, the Company also targets corresponding expatriates and foreign owned businesses back in the U.S. By providing these services in cooperation with the carrier that will ultimately terminate the calls in the caller's "home" country, the Company enjoys reduced facilities costs, increased economies of scale, lower customer acquisition costs, and higher customer retention.

      Focusing on cooperation in emerging markets also gives the Company added benefit of being able to develop and exploit labor cost advantages not found in industrial markets. For example, the Company plans to develop new and extremely low-cost call center applications that will tie into and enhance its new Web and VoIP applications. By relying on VoIP and IP, rather than traditional voice technology, the Company ensures that its network infrastructure is extremely cost-effective and state-of-the-art. These are assets that not only help to build the Company's business, but also make the Company more attractive as a potential partner to overseas carriers and incumbent telephone companies.

      During the fiscal year ended October 31, 2000, the Company acquired substantially all the assets and business of Dial-Thru International Corporation, a California corporation. During the fiscal year ended October 31, 1999, the Company disposed of its Software Business and its primary business consisted of its Telecommunications Business. During the fiscal year ended October 31, 1998, the Company operated two distinct businesses, the Software Business and the Telecommunications Business. On December 7, 1998, the Company consummated the sale of the Software Business to Affiliated Computer Services, Inc. (ACS). As a result of the Software Business Sale, the Company no longer engages in the Software Business and its business is focused solely on its Telecommunications Business. Therefore, historic financial information attributable to the Software Business will be reported as discontinued operations.

      The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2000, 1999, and 1998 and should be read in conjunction with the Company's Financial Statements and the Notes thereto commencing at page F-1 hereof.


 Results of Operations-2000 Versus 1999

 General

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

      In the second quarter of fiscal 2000, the Company shifted focus toward its global IP telephony strategy; providing connectivity to international markets experiencing significant demand for IP enabled services and then targeting the corresponding ethnic segment in the U.S. This change in focus by the Company has lead to a shift from its prepaid long distance operations and toward higher margin international opportunities. This strategy allows the Company to form local partnerships with foreign PTT's (entities responsible for providing telecommunications services in foreign markets, usually government owned or controlled) and ISP's, and to provide IP enabled services based on the in-country regulatory environment affecting telecommunications and data providers. Through these relationships, the Company is able to acquire a direct equity interest or partnership/joint venture interest in the local business and expects its interest to increase as foreign ownership regulations of telecommunications companies diminish. As an early market entrant building "super-regional" networks, management believes the Company is positioned for long-term growth and the provision of high margin, value-added services.

      In the third quarter of fiscal 2000, the Company further concentrated its efforts toward its global VoIP telecommunications strategy by completing the consolidation of its Dallas, Texas and Los Angeles, California operations into a single facility in Los Angeles, which also houses two sets of the Company's telecommunications switching equipment and enhanced services platforms. Significant reductions in cost have resulted from this restructuring. Costs incurred to accomplish the restructuring include the relocation of office facilities and staff, as well as costs associated with reduction of personnel resulting from redundancies. Defocusing on the prepaid market caused the Company to incur other costs associated with the closure of certain distribution channels, and also resulted in a reduction of revenues. The reduction of revenues, however, came from the low or negative margin portion of the business that the Company is moving away from. This refocusing and restructuring is also expected to result in not only greater savings in the future, but also higher profits and more sustainable revenues. This consolidation and reduction in staff will also allow the Company to significantly reduce its overhead and contribute to its goal of reaching positive cash flow in the near term. The decision to proceed with this restructuring allows the Company to maximize the amount of its resources available to be directed toward the continued growth of its global network infrastructure.

      In addition to helping customers achieve significant savings on long-distance voice and fax calls by routing calls over the Internet or the Company's private network, the Company's customers benefit by utilizing non-traditional (Voice over Internet Protocol, "VoIP") methods to call into international locations, thus receiving significant discounts on their monthly bills. The Company expects to be able to offer new opportunities to existing ISP's and Web-enabled corporate call centers engaged in electronic commerce that want to expand into voice services and are seeking to lower long-distance costs. The benefits delivered by virtue of participating in the worldwide market include a wide selection of products, competitive pricing, ease of access to vast numbers of consumers, and convenient methods of purchase. Management believes the Company's foreign partners receive the benefits of global marketing exposure, reduced cost of sale, reduced cost of advertising, and access to technology that otherwise would not be readily available.

      Revenues

      For the year ended October 31, 2000, the Company had revenues from continuing operations of $8,591,000, an increase of $5,475,000 or 176% over 1999. This increase is primarily attributable to revenues of approximately $5,836,000 arising from the business acquired in the DTI Acquisition. There is significant growth projected from this business as the Company continues to add customers and additional products to the existing customer base thus allowing greater customer retention and profit margin from each existing customer. Although the shift of business from the prepaid market to international IP communications resulted in a reduction of revenues from the prepaid portion of the Company's business, management believes that this shift will ultimately allow the Company to increase and sustain higher margins, as well as improve customer retention and EBITDA growth in the years to come.

      Expenses

      For the year ended October 31, 2000, the Company had total direct costs of revenues relating to revenues from continuing operations of $9,971,000, an increase of $6,989,000 or 234% from 1999. This increase is primarily attributable to the Company's 176% increase in sales combined with the negative margins resulting from the Company's prepaid phone card product line and the reduction thereof. The Company anticipates a significant reduction in these costs as carrier and facilities obligations are settled, which will have a positive impact on future operations and earnings.

      General and administrative expenses attributable to continuing operations, comprised primarily of management, accounting, legal and overhead expenses, were $5,202,000 and $2,683,000 for the years ended October 31, 2000 and October 31, 1999 respectively. This increase of $2,519,000, or 94%, is primarily attributable to costs associated with the DTI Acquisition, costs associated with the merger of the businesses and the relocation of the Dallas, Texas operations to Los Angeles, California, costs associated with the closing of field distribution centers for prepaid phone cards, and costs associated with refocusing business efforts away from the less profitable prepaid phone card market to the higher margin international IP communications market. In addition, approximately $1,000,000 of this $2,519,000 increase relates to bad debt expenses recorded for uncollectible trade receivables associated with the DTI Acquistions, and uncollectible trade receivables and a note receivable associated with the prepaid phone card business. The remaining increase during the year of approximately $1,500,000 is directly related to the business acquired in the DTI Acquistion. As part of the Company's cost reduction efforts associated with the merger of the two businesses, management implemented changes in expenditure policies which have reduced, and will continue to reduce, overall general and administrative and overhead costs in future periods.

      Sales and marketing expenses attributable to continuing operations decreased from $1,254,000 for the year ended October 31, 1999 to $863,000 for the year ended October 31, 2000. This decrease of $391,000 or 31% is primarily due to the reduction in emphasis on the prepaid phone card portion of the Company's business, which has a much higher cost of sales and marketing than the international IP telephony portion of the business. In addition, the Company has transitioned a significant portion of its sales and marketing activities into countries where the Company is building infrastructure. This has allowed the Company to achieve a reduction in these costs during the year, and will continue to recognize significant savings in future periods. Given these changes in strategy during the year, management anticipates continuing reductions in the cost of sales and marketing as a percentage of revenue.

      Depreciation and amortization expenses attributable to continuing operations increased approximately $474,000 or 521%, from $91,000 for the year ended October 31, 1999 to $565,000 for the year ended October 31, 2000. Of this increase, approximately $218,000 relates to the depreciation and amortization of the assets of the business acquired in the DTI Acquisition. The remaining increase of approximately $256,000 is attributable to the increase in depreciation expense for telephone switching equipment which was purchased in late fiscal 1999, as well as the amortization of goodwill related to the DTI Acquisition.

      The Company had net interest expense of $665,000 in fiscal 2000, as compared to net interest income of $79,000 in fiscal 1999. The net interest expense in 2000 was comprised of approximately $679,000 of financing expenses attributable to the financing of $1,000,000 of convertible debentures, offset by a net interest income of approximately $15,000. The interest and financing costs of approximately $96,000 for 1999 were primarily associated with the Founders Equity indebtedness that was repaid during fiscal 1999, as well as equipment financing costs for the Company's switching facilities and platform. These costs during fiscal 1999 were offset by interest income of approximately $175,000 earned on the proceeds from the Software Business sale and the Company's note receivable from USCommunications Services, Inc.

      As a result of the foregoing, the Company incurred a net loss from continuing operations of $8,674,000, or $1.02 per share, for the year ended October 31, 2000 compared with a net loss from continuing operations of $3,815,000, or $0.56 per share, for the year ended October 31, 1999. The Company's efforts with regard to the consolidation of business and reduction in staff associated with the relocation of operations to Los Angeles have allowed the Company to reduce its overhead and will contribute to its goal of reaching positive cash flow in the near term.

 Results of Operations-1999 Versus 1998

      At the beginning of fiscal 1999, the Company conducted its Telecommunications Business as a switchless reseller of telecommunications services. During the fourth quarter of fiscal 1999, the Company began operating its own telecommunications switching equipment and enhanced services platform and migrated from providing its telecommunications services as a switchless reseller of products of PT-1 Communications to conducting its Telecommunications Business as a facilities-based operator. As a facilities-based operator, the Company defers the recognition of revenue and expenses until the customer utilizes a phone card or a card containing unused calling time expires. As a switchless reseller, the Company recognized revenue upon the shipment and invoicing of phone cards, as the Company performed no further services after shipment. Therefore, the results of operations for fiscal 1999 may not reflect the revenues and expenses associated with phone cards shipped later in fiscal 1999 while the Company operated as a facilities-based operator.

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

      Revenues from discontinued operations were $1,687,000 for the year ended October 31, 1999, as compared to $9,380,000 for the year ended October 31, 1998. The Company also received $7,395,000 (comprised of gross proceeds of $7,625,000, less working capital adjustments) from ACS in fiscal 1999 from the sale of the Software Business, resulting in a gain of $5,310,000.

      Expenses

      For the year ended October 31, 1999, the Company had total direct costs of revenues relating to revenues from continuing operations of $2,982,000, an increase of $827,000 or 38% from 1998. This increase is primarily attributable to the Company's 42% increase in sales.

      General and administrative expenses attributable to continuing operations, comprised primarily of management, accounting, legal and overhead expenses, were $2,683,000 and $437,000 for the years ended October 31, 1999 and 1998, respectively. General and administrative expenses for fiscal 1998 were accounted for as either continuing operations expenses or discontinued operations expenses. Because the Company's business operations in 1998 were primarily comprised of discontinued operations, a significant portion of the general and administrative expenses for fiscal 1998 was included with discontinued operations. In fiscal 1999, as the Company continued to grow its Telecommunications business, the Company increased its number of employees from approximately 25 to 45 persons, and a significant portion of the corporate overhead and management salaries were primarily associated with the Telecommunications Business. General and administrative expenses also included research and development costs associated with development of the Company's VIP Card[TM] product.

      Sales and marketing expenses attributable to continuing operations increased from $389,000 to $1,254,000 for the year ended October 31, 1998 to October 31, 1999. These increases were a result of the Company's increased marketing efforts within the United States and to targeted international markets. These expenses include start-up costs associated with the establishment of distribution channels in various markets, promotional discounts and licensing and printing costs for phone cards bearing symbols associated with various ethnic regions.

      The Company had net interest income in fiscal 1999 of $79,000, compared to net interest expense of $101,000 in fiscal 1998. The net interest income in 1999 was comprised of approximately $175,000 earned on the proceeds from the Software Business sale and the Company's note receivable from USCommunications Services, Inc., reduced by approximately $96,000 of interest and financing expenses that were attributable to both the Founders Equity indebtedness that was repaid during fiscal 1999 and to equipment financing costs for the Company's switching facilities and platform. . The interest and financing expenses for fiscal 1998 were primarily associated with financing provided by Founders Equity Group to the Company that was repaid during the first and second quarters of fiscal 1999.

      As a result of the foregoing, the Company incurred a net loss from continuing operations of $3,815,000, or $0.56 per share, for the year ended October 31, 1999.

 Liquidity and Sources of Capital

      The Company's growth models for its business are scaleable, but the rate of growth is dependent on the availability of future financing for capital resources. The Company plans to commit at least $2.0 million for capital investment for fiscal 2001, and plans to finance additional infrastructure development externally through debt and/or equity offerings and internally through the operations of its Telecommunications Business. The Company plans to obtain vendor financing for a major portion of its equipment needs associated with expansion. The Company also plans to exchange a portion of its prepaid media credits to reduce accounts payable, and to liquidate an additional portion of its prepaid media credits for cash. The Company believes that, with sufficient capital, it can significantly accelerate its growth plan. The Company's failure to obtain additional financing or to exhange or liquidate media credits could significantly delay the Company's implementation of its business plan and have a material adverse effect on its business, financial condition and operating results.

      At October 31, 2000, the Company had cash and cash equivalents of approximately $74,000, a decrease of $772,000 from the balance at October 31, 1999.


      Cashflows from Operations

      Net cash used in continuing operating activities totaled $4,157,000 for the year ended October 31, 2000, compared to net cash used in continuing operating activities of $3,613,000 for the year ended October 31, 1999. The increase in net cash used in operating activities for the year ended October 31, 2000 was primarily due to the net loss for such period of $8,674,000, adjusted for: loss from disposal of fixed assets of $121,000 and depreciation and amortization of $565,000; bad debt expense of $695,000;
 inventory write-offs of $59,000; financing fees and amortization of debt discount of $679,000; and net changes in operating assets and liabilities of $2,398,000. For the year ended October 31, 1999, the net cash used in operating activities was comprised of the Company's net income of $1,713,000, adjusted for: gain from discontinued operations of $5,528,000; depreciation and amortization of $91,000; stock and warrants issued for services of $80,000; bad debt expense of $406,000; and net changes in operating assets and liabilities of $375,000.

      Cashflows from Investing and Financing Activities

      Net cash provided by investing activities of continuing operations was approximately $50,000 for the year ended October 31, 2000, compared to cash provided by investing activities of $6,074,000 for the year ended October 31, 1999. The decrease in the current year is primarily attributable to the sale of the Software Business, which generated proceeds of $7,395,000, for the year ended October 31, 1999. Also contributing to the decrease in the current year was the reduction in the Company's purchases of property and equipment of $1,162,000, payments received on notes receivable of $255,000, and cash assumed from the DTI Acquisition of $69,000.

      Net cash provided by financing activities of continuing operations for the year ended October 31, 2000 was $3,335,000, compared to net cash used in financing activities of $2,006,000 for the year ended October 31, 1999. The change in cash provided by financing activities was due primarily to the repayment of $833,000 on notes payable and capital lease obligations, offset by the release of restricted cash of $1,238,000, the raising of $1,000,000 through the sale of convertible debentures and $1,400,000 through the issuance of a common stock subscription agreement, and $531,000 in net proceeds received upon the exercise of stock options. Cash used in financing activities for the year ended October 31, 1999 reflected the repayment of borrowings of $1,500,000, security of certain notes payable and letters of credit of $1,238,000, reduced by net proceeds of $724,000 from notes payable.

      Other Capital Resources

      The Company has recently suffered from liquidity and cash flow constraints. As of October 31, 2000, the Company had a working capital deficit of $4,829,000, compared to a working capital surplus of $1,251,000 at October 31, 1999. As of October 31, 2000, the Company's current assets of $646,000 include $1,387,000 of gross trade accounts receivable, of which approximately 31% was comprised of an international customer account, which is overdue by more than a year. This customer account balance is fully reserved as of October 31, 2000. In addition, approximately 24% is comprised of trade accounts receivables related to the prepaid calling card business, of which 100% is reserved at year-end. Contributing to the working capital deficit was an increase in trade accounts payable of $3,594,000 since the prior fiscal year, as well as increases in long-term debt of $522,000 and advances from shareholder of $346,000.

      Net property and equipment from continuing operations totaled $1,540,000 at October 31, 2000. The majority of property and equipment is comprised of telecommunications switch and platform equipment, computer equipment and computer software. Property and equipment held for sale at year-end of $320,000 represents internally constructed equipment for the prepaid telecommunications industry. At October 31, 2000, the Company entered into an Asset Purchase Agreement to sell this technology for $1 million, for which payment will be collected over the next year.

      In connection with the rescission the Company's acquisition of USC, USC executed a note payable to the Company in the amount of $724,660. The note receivable totaled $460,000 at October 31, 1999 and represented funds provided to USC. On August 17, 1999, USC commenced voluntary bankruptcy proceedings and on January 7, 2000, the Company received bankruptcy court approval to settle the USC note for $300,000. The settlement proceeds were received by the Company on January 25, 2000. At the time of settlement, the outstanding principal balance of the USC note was approximately $460,000.

 Acquisition

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


 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      Not applicable.


 Item 8a.  Financial Statements and Supplementary Data

      The information required by Item 8 of Form 10-K is presented at pages F-1 to F-25.


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.


                                   PART III

 Item 10.  Directors and Executive Officers

      The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than February 28, 2001 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.

 Item 11.  Executive Compensation and Other Information

      The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than February 28, 2001 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than February 28, 2001 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.

 Item 13.  Certain Relationships and Related Transactions

      The information required by this item will be contained in the Company's definitive proxy statement which the Company will file with the Commission no later than February 28, 2001 (120 days after the Company's fiscal year end covered by this Report) and is incorporated herein by reference.


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

 EXHIBIT

 NO.  DESCRIPTION OF EXHIBIT

 2.1 Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc. and USCommunications Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated January 30, 1998 (the "USC 8-K"), and incorporated herein by reference)

 2.2 Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as Exhibit 10.1 to Form 8-K dated January 15, 1998 (the "USC Rescission 8-K"), and incorporated herein by reference)

 2.3 Asset Purchase Agreement by and among Affiliated Computed Services, Inc., Canmax and Canmax Retail Systems, Inc. dated September 3, 1998 (filed as Exhibit 10.1 to the Company's Form 8-K dated December 7, 1998 and incorporated herein by reference)

 2.4 Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom & Technologies, Inc., Dial-Thru International Corporation, a Delaware corporation, Dial-Thru International Corporation, a California corporation, and John Jenkins (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 2, 1999 and incorporated herein by reference)

 3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

 3.2 Amended and Restated Bylaws of Dial-Thru International Corporation (filed as Exhibit 3.2 to the 1999 Form 10-K and incorporated herein by reference)

 4.1 Registration Rights Agreement between Canmax and the Dodge Jones Foundation (filed as Exhibit 4.02 to Canmax's Quarterly Report on Form 10-Q for the period ended April 30, 1997 and incorporated herein by reference)

 4.2 Registration Rights Agreement between Canmax and Founders Equity Group, Inc. (filed as Exhibit 4.02 to Canmax's Quarterly Report on Form 10-Q for the period ended April 30, 1997 and incorporated herein by reference)


 4.3  Amended and  Restated  Stock  Option Plan  of  Dial-Thru  International
      Corporation  (filed  as  Exhibit  4.3  to   the  1999  Form  10-K   and
      incorporated herein by reference)

 10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523 (the "Form S-3"), and incorporated herein by reference)

 10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated October 31, 1998, and incorporated herein by reference)

 10.3* Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins.

 11.1*  Statement re: Computation of earnings per share

 21.1*  Subsidiaries of the Registrant


 *    Filed herewith.


 (B)  REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended October 31, 2000.

                               SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.

                               DIAL-THRU INTERNATIONAL CORPORATION



                               By:  /s/ ROGER D. BRYANT
                                    ------------------------------------
                                    Roger D. Bryant
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER






                              POWER OF ATTORNEY

 Date: January 29, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        NAME                        TITLE                           DATE
 --------------------  -------------------------------------  ----------------
 /s/ ROGER D. BRYANT   Chairman, Chief Executive Officer and  January 29, 2001
     Roger D. Bryant   Director (principal executive
                       officer)

 /s/ JOHN JENKINS      President, Secretary, Chief Operating  January 29, 2001
     John Jenkins      Officer, Chief Financial Officer and
                       Director (principal financial officer
                       and principal accounting officer)

     Lawrence Vierra   Executive Vice President and Director  January 29, 2001


     Robert M. Fidler  Director                               January 29, 2001


 /s/ NICK DeMARE       Director                               January 29, 2001
     Nick DeMare

 Item 8.  Financial Statements and Supplementary Data



             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS


 1. Consolidated Financial Statements

    Report of Independent Certified Public Accountants                  F-2

    Consolidated Balance Sheets at October 31, 2000 and 1999            F-3

    Consolidated Statements of Operations for the fiscal
      years ended October 31, 2000, 1999 and 1998                       F-4

    Consolidated Statements of Shareholders' Equity for the
      fiscal years ended October 31, 2000, 1999 and 1998                F-5

    Consolidated Statements of Cash Flows for the fiscal
      years ended October 31, 2000, 1999 and 1998                       F-6

    Notes to Consolidated Financial Statements                          F-7

 2. Financial Statement Schedule

    Report of Independent Certified Public Accountants                  S-1

    Schedule II - Valuation and Qualifying Accounts                     S-2


   All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



 The Board of Directors and Shareholders Dial-Thru International Corporation We have audited the accompanying consolidated balance sheets of Dial-Thru International Corporation and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dial-Thru International Corporation and subsidiaries as of October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended October 31, 2000, in conformity with generally accepted accounting principles.

 As described in Note C, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses from continuing operations and has generated negative cash flows from operations for each of the last three fiscal years. Additionally, at October 31, 2000, the
 Company's current liabilities exceeded its current assets by $4,829,283. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing or makes other arrangements to reduce its liabilities, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. Management's plans as they relate to these issues are also explained in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                              /s/ KING GRIFFIN & ADAMSON P.C.
                                              -------------------------------
                                                  King Griffin & Adamson P.C.
 Dallas, Texas
 December 1, 2000


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                     ASSETS
                                                              October 31,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------
CURRENT ASSETS
  Cash and cash equivalents                            $    73,867  $   846,141
  Restricted cash                                                -      613,634
  Trade accounts receivable, net of allowance
    for doubtful accounts of $930,766 and
    $181,675 in 2000 and 1999, respectively                455,819      297,914
  Inventory                                                      -      141,017
  Prepaid expenses and other                               116,785       92,074
  Current portion of long-term receivable,
    net of allowance for doubtful accounts
    of $55,000 and $20,000 in 2000 and
    1999, respectively                                           -      300,000
                                                        ----------   ----------
      Total current assets                                 646,471    2,290,780
                                                        ----------   ----------

PROPERTY AND EQUIPMENT, net                              1,539,544    1,421,328
PROPERTY AND EQUIPMENT HELD FOR SALE                       320,307            -
RESTRICTED CASH, NET OF CURRENT PORTION                          -      624,099
LONG-TERM RECEIVABLE, NET OF CURRENT PORTION, net
  of allowance for doubtful accounts of $40,000
  and $30,000 in 2000 and 1999, respectively                     -       50,000
ADVERTISING CREDITS                                      2,453,027            -
OTHER ASSETS                                               205,473       80,582
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
  OF COMPANY ACQUIRED, net of amortization of
  $104,148 in 2000                                         937,327            -
                                                        ----------   ----------
TOTAL ASSETS                                           $ 6,102,149    4,466,789


       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt, net
    of debt discount of $315,988 in 2000                   684,012      162,000
  Current portion of capital lease                         102,472            -
  Trade accounts payable                                 3,930,315      336,053
  Accrued liabilities                                      365,765      306,239
  Deferred revenue                                          47,190      235,104
  Note payable to shareholder                              346,000            -
                                                        ----------   ----------
      Total current liabilities                          5,475,754    1,039,396
                                                        ----------   ----------

LONG-TERM DEBT, NET OF CURRENT PORTION                           -      562,000
CAPITAL LEASE, NET OF CURRENT PORTION                      118,615            -

COMMITMENTS AND CONTINGENCIES (Notes C and O)

SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued or outstanding                -            -
  Common stock, 44,169,100 shares authorized; $.001
    par value; 9,895,090 shares issued and 9,883,068
    shares outstanding in 2000 and 6,881,005 shares
    issued and outstanding in 1999                           9,895        6,881
  Additional paid-in capital                            31,325,432   24,940,093
  Accumulated deficit                                  (30,750,181) (22,076,165
  Accumulated other comprehensive income                    (5,416)      (5,416)
  Treasury stock, 12,022 common shares in 2000 at cost     (54,870)           -
  Subscription receivable - common stock                   (17,080)           -
                                                        ----------   ----------
      Total shareholders' equity                           507,780    2,865,393
                                                        ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 6,102,149  $ 4,466,789
                                                        ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.



             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year ended October 31,
                                                  ---------------------------------------
                                                     2000          1999           1998
                                                  ----------    ----------     ----------
REVENUES
     Call back and dial thru services            $ 5,836,392   $         -    $         -       -
     Prepaid phone cards and other                 2,755,057     3,116,911      1,479,588
     Prepaid phone cards - USC                             -             -        709,525
                                                  ----------    ----------     ----------
           Total revenues                          8,591,449     3,116,911      2,189,113

COSTS AND EXPENSES
     Call back and dial thru services              5,750,839             -              -
     Prepaid phone cards and other                 4,220,570     2,982,290      1,589,811
     Prepaid phone cards - USC                             -             -        565,151
     Sales & marketing                               862,582     1,254,429        388,506
     General & administrative                      5,201,608     2,682,545        436,939
     Selling general & administrative - USC                -             -        554,253
     Depreciation and amortization                   565,188        91,338         19,356
                                                  ----------    ----------     ----------
           Total cost and expenses                16,600,787     7,010,602      3,554,016
                                                  ----------    ----------     ----------

                  Operating loss                  (8,009,338)   (3,893,691)    (1,364,903)

OTHER INCOME (EXPENSE)
     Interest and financing costs                   (679,258)      (95,836)      (155,318)
     Interest income                                  14,580       174,604         54,535
     Loss on disposal of USC                               -             -     (1,155,385)
                                                  ----------    ----------     ----------
           Total other income (expense)             (664,678)       78,768     (1,256,168)

NET LOSS FROM CONTINUING OPERATIONS               (8,674,016)   (3,814,923)    (2,621,071)

DISCONTINUED OPERATIONS
     Income (loss) from operation of software
        business, net of income taxes of $0                -       218,376       (103,091)
     Gain on sale of software business, net
        of income taxes of $0                              -     5,309,927              -
                                                  ----------    ----------     ----------
NET INCOME (LOSS)                                $(8,674,016)  $ 1,713,380    $(2,724,162)
                                                  ==========    ==========     ==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations                          $     (1.02)  $     (0.56)   $     (0.37)
  Discontinued operations                                  -          0.81          (0.01)
                                                  ----------    ----------     ----------
    Net earnings (loss)                          $     (1.02)  $      0.25    $     (0.38)
                                                  ==========    ==========     ==========

SHARES USED IN THE CALCULATION OF PER
  SHARE AMOUNTS:
  Basic common shares                              8,544,105     6,803,471      7,095,937
  Dilutive impact of stock options, warrants
     and convertible debentures                            -             -              -
                                                  ----------    ----------     ----------
  Dilutive common shares                           8,544,105     6,803,471      7,095,937
                                                  ==========    ==========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                                   Accumulated Subscription
                                                                                                      Other    Receivable-
                                     Common   Common Stock  Treasury  Additional      Accumulated Comprehensive  Common
                                     Shares      Amount       Stock   Paid-in Capital    Deficit      Income      Stock     Total
                                   ----------  -----------   -------  ---------------  -----------    ------   -------   ----------
Balance at October 31, 1997         6,611,005 $ 23,290,733  $      -   $          -   $(21,065,383)  $(5,416) $      -  $ 2,219,934

Issuance of common stock
 and warrants in connection
 with acquisition of USC            1,500,000    2,647,398         -              -              -         -         -    2,647,398
Effect of USC rescission           (1,500,000)  (1,079,322)        -              -              -         -         -   (1,079,322)
Net Loss                                    -            -         -              -     (2,724,162)        -         -   (2,724,162)
                                   ----------  -----------   -------    -----------    -----------    ------   -------   ----------
Balance at October 31, 1998         6,611,005   24,858,809         -              -    (23,789,545)   (5,416)        -    1,063,848

Shares and warrants
 issued as compensation               250,000       80,165         -              -              -         -         -       80,165
Effect of change from no par
 to $.001 par value common
 stock                                      -  (24,932,113)        -     24,932,113              -         -         -            -
Shares issued upon
 exercise of options                   20,000           20         -          7,980              -         -         -        8,000
Net income                                  -            -         -              -      1,713,380         -         -    1,713,380
                                   ----------  -----------   -------    -----------    -----------    ------   -------   ----------
Balance at October 31, 1999         6,881,005        6,881         -     24,940,093    (22,076,165)   (5,416)        -    2,865,393

Issuance of common stock
 in connection
 with acquisition of DTI            1,000,000        1,000         -        936,500              -         -         -      937,500
Shares issued for
 advertising credits                  914,285          914         -      2,452,113              -         -         -    2,453,027
Shares issued for cash                400,000          400         -      1,399,600              -         -         -    1,400,000
Shares issued upon exercise
 of options and warrants              699,800          700         -        601,880              -         -   (17,080)     585,500
Purchase of treasury stock                  -            -  $(54,870)             -              -         -         -      (54,870)
Issuance of warrants in
 connection with convertible no             -            -         -        995,246              -         -         -      995,246
Net loss                                    -            -         -              -     (8,674,016)                  -   (8,674,016)
                                   ----------  -----------   -------    -----------    -----------    ------   -------   ----------
Balance at October 31, 2000         9,895,090 $      9,895  $(54,870)  $ 31,325,432   $(30,750,181)  $(5,416) $(17,080) $   507,780
                                   ==========  ===========   =======    ===========    ===========    ======   =======   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


            DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          Year ended October 31,

                                                             2000          1999          1998
                                                          ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  (loss)                                     $(8,674,016)  $ 1,713,380   $(2,724,162)
  Adjustments to reconcile net income (loss) to net
    cash used in continuing operating activities:
      Loss (income) from discontinued operations                   -      (218,376)      103,091
      Loss from disposal of fixed assets                     121,360             -             -
      Gain on disposal of software business                        -    (5,309,927)            -
      Loss on disposal of USC                                      -             -     1,568,076
      Stock and warrants issued for services                       -        80,165             -
      Bad debt expense                                       694,526       405,825             -
      Inventory write-off                                     58,526             -             -
      Financing fees and amortization of debt
         discount                                            679,258             -             -
      Depreciation and amortization                          565,188        91,338        19,356
      (Increase) decrease in:
         Trade accounts receivable                          (173,826)     (201,526)     (292,086)
         Inventory                                            82,491        88,655      (229,672)
         Prepaid expenses and other                           30,301       (63,072)      (29,002)
         Other assets                                       (128,851)     (180,389)      (17,387)
      Increase (decrease) in:
         Trade accounts payable                            2,854,082      (286,783)      771,799
         Accrued liabilities                                 (78,150)       78,661       227,578
         Deferred revenue                                   (187,914)      189,071        46,033
                                                          ----------    ----------    ----------
  Net cash used in operating activities from
    continuing operations                                 (4,157,025)   (3,612,978)     (556,376)
                                                          ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of software business                          -     7,394,917             -
  Purchase of property and equipment                        (274,609)   (1,436,337)      (78,493)
  Advances made under note receivable                              -             -      (724,660)
  Cash in DTI at acquisition date                             69,137             -             -
  Payments received on note long-term receivable             255,000       115,569             -
                                                          ----------    ----------    ----------
  Net cash provided by (used in) investing
    activities of continuing operations                       49,528     6,074,149      (803,153)
                                                          ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayment of) advances
    from shareholder                                         (54,000)   (1,500,000)    1,500,000
  Proceeds from debt                                       1,000,000             -             -
  Proceeds from note payable                                       -       805,000             -
  Payments on note payable                                  (724,000)      (81,000)            -
  Payments on capital leases                                 (55,140)            -             -
  Proceeds from common stock subscription                  1,400,000             -             -
  Proceeds from exercise of stock options                    585,500         8,000             -
  Purchase of treasury stock                                 (54,870)            -             -
  Cash restricted as collateral for note and
    letters of credit                                      1,237,733    (1,237,733)            -
                                                          ----------    ----------    ----------
  Net cash provided by (used in) financing
    activities of continuing operations                    3,335,223    (2,005,733)    1,500,000
                                                          ----------    ----------    ----------
Cash provided by (used in) discontinued operations                 -       183,094       (61,733)
                                                          ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH                             (772,274)      638,532        78,738

Cash and cash equivalents at beginning of year               846,141       207,609       128,871
                                                          ----------    ----------    ----------
Cash and cash equivalents at end of year                 $    73,867   $   846,141   $   207,609
                                                          ==========    ==========    ==========
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
  Offset of note receivable against trade
    accounts payable                                     $         -   $         -   $   148,963
  Note receivable issued for deposit repayment           $         -       100,000   $         -
  Switch equipment obtained through issuance
    of capital lease                                     $   227,772   $         -   $         -


  The accompanying notes are an integral part of these consolidated financial statements.

             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 NOTE A - ORGANIZATION AND NATURE OF BUSINESS

 Dial-Thru International Corporation and subsidiaries ("DTI" or the "Company"), (formerly ARDIS Telecom & Technologies, Inc., "Ardis" and formerly Canmax, Inc., "Canmax"), was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7, 1992, the Company renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994, its name was changed to Canmax Inc. On February 1, 1999, this predecessor company reincorporated under the laws of the State of Delaware and changed its name to ARDIS Telecom & Technologies, Inc.

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

 On November 2, 1999, the Company acquired substantially all of the business and assets of Dial-Thru International Corporation, a California corporation, along with the rights to the name "Dial-Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom & Technologies, Inc. to Dial-Thru International Corporation ("DTI").

 During 1998 and 1999, the Company's operations included mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers. Effective with the acquisition of Dial-Thru International Corporation in fiscal 2000, the Company changed its focus from prepaid calling cards to becoming a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company now provides a variety of international and domestic communication services including international dial-thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its "VoIP" Network to effectively deliver the products to the end user.

 In addition to helping companies achieve savings on long-distance voice and fax calls by routing calls over the Internet or the Company's private network, the Company also offers new opportunities for existing Internet Service Providers ("ISPs") who want to expand into voice services, private corporate networks seeking to lower long-distance costs, and Web-enabled corporate call centers engaged in electronic commerce.

 NOTE B - SUMMARY OF SIGNIFICANT POLICIES

 Principles of Consolidation

 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, RDST, Inc., a Texas corporation and Dial-Thru.com, Inc., a Delaware corporation. The Company's 99% investment in Dial-Thru International Limited ("Hong Kong"), a joint venture (which has had limited activity), is included in the accompanying consolidated financial statements using the consolidation method of accounting. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition

 The following describes the Company's revenue recognition policies by type of activity:

   Continuing Operations:

   Prepaid services sold while the Company owned USCommunications Services, Inc. ("USC") - This policy applied to revenue generated from January to May 1998. Revenue recognition originated from customer usage of prepaid calling cards. The Company sold cards to retailers and distributors at a fixed price. When the retailer or distributor was invoiced, deferred revenue was recognized. The Company recognized revenue, and reduced the deferred revenue account as the customer utilized calling time and upon expiration of cards containing unused calling time.

   Prepaid services sold as a switchless reseller of telecommunications services - This policy applied to revenue generated from August 1998 to July 1999. Revenue was recognized when the prepaid phone cards were invoiced and shipped. The Company performed no other services after the cards were shipped.

   Prepaid services sold as a facility-based operator - This policy applies to revenue generated subsequent to August 1999. Revenue is recognized based on minutes of customer usage or upon the expiration of cards containing unused calling time. The Company records payments received in advance for prepaid services as deferred revenue until such related services are provided.

   Revenues generated by international re-origination and dial-thru services are based on minutes of customer usage. The Company records payments received in advance as deferred revenue until such services are provided. This policy applies to all international re-origination and dial-thru services revenues generated during the year ended October 31, 2000.

   Discontinued Operations:

   Software Licenses and Products - Revenue was recognized when the software or products were delivered to the customer, collectibility was probable, and no significant vendor obligations remained after delivery.

   Software Development Contracts - Revenue was recognized as the Company performed the services in accordance with the contract terms. Revenue from long-term contracts was recognized using the percentage-of-completion method. Progress to completion was measured based upon the relationship that total costs incurred to date bears to the total costs expected to be incurred on a specified project. Losses on fixed price contracts were recorded when estimable.

   Service Agreements - Revenue from maintenance and support agreements was generally recognized in one of the following ways:

   - Billed annually in advance and recognized ratably over the ensuing year.

   - Billed and recognized monthly based on a fixed fee per site.

   - Billed and recognized monthly at a minimum base fee plus a variable fee which was dependent on call volumes.


 Cash and Cash Equivalents

 The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Restricted Cash

 At October 31 1999, $1,238,000 of cash was pledged as collateral on an outstanding note payable and letters of credit, and was classified as restricted cash on the balance sheet. The portion of the restricted cash which pertains to the long-term portion of the note payable was classified correspondingly, as long-term.

 Inventory

 Inventory, which consisted primarily of activated and inactivated calling cards, is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

 Property and Equipment

 Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset ranging from three to five years. Expenditures for repairs and maintenance are charged to expense as incurred. Major renewals and betterments are capitalized.

 Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

 The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a condition or event occurs which is considered to impair the recoverability of assets the carrying amount of the asset is compared to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

 Excess of Cost over Fair Value of Net Assets of Company Acquired

 Excess of cost over fair value of net assets of company acquired represents the excess of purchase price over the fair market value of identifiable net assets at the date of acquisition. This amount is amortized on a straight-line basis over ten years. Accumulated amortization of excess of cost over fair value of net assets of company acquired was $104,148 at October 31, 2000.

 Capitalized Software Costs Related to Discontinued Operations

 Under provisions of the Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or
 Otherwise Marketed",  software  development  costs in  connection  with  the
 discontinued  operations  were  charged  to  expense  when  incurred   until
 technological feasibility for the product had been established, at which time the costs were capitalized until the product was available for release. The Company began amortizing capitalized software costs upon general release of the software products to customers. The Company evaluated the net realizable value for each of its capitalized projects by comparing the estimated future gross revenues from a project less estimated future disposal costs to the amount of the unamortized capitalized cost. Costs were being amortized using the greater of (1) the ratio that current gross revenues for a capitalized software project bears to the total of current and future gross revenue for that project or (2) the straight-line method over the remaining economic life of the related projects which was estimated to be a period of between four and five years. Amortization of capitalized software costs related to the discontinued operations amounted to approximately $19,000, and $231,000, in 1999, and 1998, respectively.

 Earnings (Loss) Per Share

 Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options and warrants, and convertible debentures (using the treasury stock method) to the extent they are dilutive.

 The shares issuable upon the exercise of stock options and warrants and convertible debentures are excluded from the calculation of net earnings
 (loss) per share for each year as their effect on continuing operations net loss would be antidilutive.

 Income Taxes

 The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

 Estimates and Assumptions

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Fair Market Value of Financial Instruments

 The carrying amount for current assets and liabilities, and long-term debt is not materially different than fair market value because of the short maturity of the instruments and/or their respective interest rate amounts.

 Stock-Based Compensation

 The Company accounts for its stock-based compensation in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", entities are allowed to continue to apply the provisions of APB 25 and provide pro-forma net income (loss) and pro-forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro-forma disclosure provisions of SFAS 123.

 Reclassifications

 Certain reclassifications were made to the 1999 and 1998 consolidated financial statements to conform to the current year presentation.

 NOTE C - GOING CONCERN UNCERTAINTY

 The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company incurred a net loss of $8,674,016 during the fiscal year ended October 31, 2000. Cash used by operating activities for the same period aggregated $4,157,025. Current liabilities at October 31, 2000 of $5,475,754 exceed current assets of $646,471 by $4,829,283. In addition, the Company incurred significant losses from continuing operations and negative cash flows for the fiscal years ended October 31, 1999 and 1998. The Company's continued existence depends upon the success of management's efforts to raise the additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its given business plan. The Company intends to obtain additional capital and reduce its existing accounts payable primarily in the following manner:

   1) the Company is currently in negotiations to obtain both debt and equity financing;
   2) the Company is in the process of exchanging prepaid media credits to reduce accounts payable;
   3) the Company is in the process of liquidating a portion of its prepaid media credits for cash;
   4) the Company is in the process of obtaining vendor financing for the majority of its equipment needs for expansion;
   5) the Company believes that its suit against Star Telecommunications is meritorious and will conclude with a significant positive impact to both accounts payable and the asset base of the Company.

 There can be no degree of assurance that the Company will be successful in completing additional financing transactions. The consolidated financial statements do not include any adjustments to reflect the possible effects of the recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


 NOTE D - ACQUISITIONS AND RESCISSION

 USC Acquisition and Rescission

 On January 30, 1998, the Company acquired USC in a transaction recorded under the purchase method of accounting. The total purchase price of the acquisition was $2,667,398 and consisted of 1,500,000 common shares and 2,500,000 warrants for 1 common share each. The Company shares were valued at the trading price at the acquisition date with the warrants being valued using the Black-Scholes pricing model. The following assumptions were used in the Black-Scholes model; dividend yield of 0%, expected volatility of 112%, risk free interest rate of 6% over a 3 year period and an expected life of 3 years. Effective in May of 1998, the Company and principals of USC agreed to rescind the USC acquisition, and that the economic benefits and burdens of any revenues received or expenses incurred following May 27, 1998 would accrue to USC. On June 15, 1998, the Company and USC executed definitive documents to reflect the rescission of the acquisition of USC, resulting in the Company recovering 1.5 million shares, and canceling 2,500,000 warrants. Cash payments made on behalf of USC were recovered through a note receivable in the original principal amount of $724,660, of which approximately $300,000 (net of reserve of $160,000) in principal was outstanding at October 31, 1999. On August 17, 1999, USC commenced voluntary bankruptcy proceedings under Chapter 11 of the Bankruptcy Code. The Company collected $300,000 of this balance as a final settlement in January 2000.

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

 The warrants vest upon attainment of target revenues as specified in the warrant agreement. On June 30, 1999, 25,000 of the warrants expired without vesting. Prior to the expiration of the remaining 25,000 warrants, these warrants were canceled and an amended warrant agreement was issued on March 1, 2000 for the purchase of 50,000 shares of the Company's common stock at $.53 per share. 25,000 of the warrants vested immediately, with the remaining 25,000 warrants vesting upon the attainment of target revenues as specified in the warrant agreement (see Note M).

 Acquisition of Dial-Thru International Corporation

 On November 2, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation (the "Seller"), a California corporation. The Company issued to the Seller an aggregate of 1,000,000 shares of common stock, recorded a total purchase price of $937,500 using the Company's common stock price at the time the acquisition was announced, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified revenue and earnings goals. As of October 31, 2000, no additional shares were earned by the Seller based on revenue and earnings goals. The acquisition was accounted for as a purchase. Excess of cost over fair value of net assets of company acquired recorded in the acquisition is being amortized over a period of 10 years. The results of operations of the acquired entity are included in the consolidated operations of the Company from November 1, 1999.


 The fair value of assets and liabilities acquired consisted of:

  Cash                               $    69,137
  Accounts receivable, net               583,605
  Fixed assets                           505,082
  Other assets                            64,512
  Liabilities                         (1,326,311)
  Excess of cost over fair value
    of net assets of company
    acquired                           1,041,475
                                      ----------
                                     $   937,500
                                      ==========

 Unaudited pro-forma financial information for the fiscal years ended October 31, 1999 and 1998, as though the acquisition had occurred on November 1, 1997 is as follows:
                                                     Unaudited
                                                Year ended October 31,
                                              -------------------------
                                                 1999           1998
                                              ----------     ----------
  Revenues                                   $ 9,623,932    $ 7,015,627
                                              ==========     ==========
  Net loss from continuing operations        $(3,931,216)   $(2,748,699)
                                              ==========     ==========
  Discontinued operations income (loss)      $ 5,528,303    $  (103,091)
                                              ==========     ==========
  Net income (loss)                          $ 1,597,087    $(2,851,790)
                                              ==========     ==========
  Net loss per common share from continuing
    operations (basic and diluted)           $     (0.50)   $    (0.34)
                                              ==========     ==========
  Net income (loss) per common share
    (basic and diluted)                      $      0.20    $    (0.35)
                                              ==========     ==========
  Weighted average common shares outstanding
    (basic and diluted)                        7,802,375     8,095,937
                                              ==========     ==========


 NOTE E - NASDAQ DELISTING

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


 NOTE F - ADVERTISING CREDITS

 On September 8, 2000, the Company issued 914,285 shares of the Company's common stock in exchange for $3.2 million of advertising credits. The Company has valued the advertising credits on its balance sheet using its common stock trading price. Such credits entitle the Company to place advertisements on Yahoo, in major airline publications and in other electronic media, and could also be used to settle certain liabilities. No credits were utilized for the period ended October 31, 2000. The Company will charge the credits to expense as utilize or will offset against payables as applicable.

 NOTE G - CONVERTIBLE DEBENTURES

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

 On February 5, 1998, Founders and the Company entered into a financial consulting agreement pursuant to which Founders agreed to provide financial advisory and consulting services to the Company, and the Company agreed to pay to Founders a fee equal to 3% of the value of the consideration received in any sale or merger of any division or subsidiary of the Company. As a result of this agreement, Founders has received $120,000 of the initial proceeds of the sale of the Software Business. Founders agreed to forego any further payments attributable to the Company's receipt of deferred payments in connection with the sale.

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

 As of March 31, 1998, Founders (and certain of its affiliates) entered into the First Restated Loan Agreement (the "Loan Agreement") which consolidated all rights and obligations of the Company to Founders under the Original Agreement and the Loan Commitment. Amounts advanced under the First Restated Loan Agreement bore interest at the rate of 12% per annum, were secured by a lien on all other Company assets and were convertible into shares of Common Stock, at the option of Founders, at $0.80 per share. On August 25, 1998, Founders agreed to release its lien on all of the Company's assets upon the consummation of the sale of the Software Business (See Note
 J). As consideration for the release, the Company agreed, upon the consummation of the sale, to repay $1.0 million of the $1.5 million currently outstanding under the Loan Agreement, and to allow Founders to convert the remaining $0.5 million plus accrued but unpaid interest outstanding under the Loan Agreement into shares of Common Stock at a conversion price of $0.50 per share. The Company used $1,000,000 from the Software Business sale proceeds to pay down the Founders debt.

 On December 11, 1998, the Company and Founders executed Amendment No. 1 to the First Restated Loan Agreement. As a result of the amendment, the Company agreed to defer Founders' conversion of the remaining indebtedness outstanding under the Loan Agreement in exchange for (a) Founders' waiver of any registration obligation under the Registration Rights Agreement dated May 1, 1997 or under the Loan Agreement until February 1, 1999 or the
 Company's earlier delivery of a conversion notice with regard to the outstanding indebtedness, (b) the adjustment of the conversion price for the remaining convertible indebtedness outstanding under the Loan Agreement ($500,000) from $0.50 per share to the greater of $0.50 per share or 75% of the average closing price of the Common Stock over the ten trading days preceding the delivery of a conversion notice, and (c) Founders' agreement to convert the remaining outstanding principal amount under the Loan Agreement ($500,000) upon written notice from the Company at the adjusted conversion agreed to price described above. Further, the amendment to the First Restated Loan Agreement reduced the interest rate payable on the outstanding principal amount from 12% to 9% per annum. The amendment also terminated any additional funding obligations of Founders under the First Restated Loan Agreement. On March 31, 1999, the Company and Founders extended the maturity date of the Founders First Restated Loan Agreement from April 1, 1999 to July 1, 1999. On May 4, 1999, the Company repaid the balance of the amounts outstanding ($500,000) under the First Restated Loan Agreement with Founders and the Company's obligations under the First Restated Loan Agreement were terminated.


 Convertible Debentures to Accredited Investors

 On February 4, 2000, the Company executed non-interest bearing convertible note agreements (the "Agreements") with nine accredited investors, which provided financing of $1,000,000. The notes are payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000, and may be converted into common stock at a rate of $4.00 per share if the notes are not repaid within 90 days from the date of issuance. The Company recorded financing fees of approximately $117,000 in February 2000 related to these notes for the difference in the conversion price of $4.00 and the market price of $4.47 on the date the notes were approved by the Board of Directors.

 The Company also issued to the holders of the notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. In February 2000, the Company recorded a debt discount of approximately $492,000. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.62; and an expected life of the warrants of three years.

 On August 4, 2000, additional warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share were issued to the holders of the notes, as the convertible notes had not been repaid within six months following the date of issuance. Additional debt discount of approximately $386,000 was recorded during the fourth quarter of fiscal 2000. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 2.01; and an expected life of the warrants of three years. The Company is amortizing the total debt discount of $877,996 over the initial maturity of these notes of one year. The amount charged to expense and accumulated amortization for the year ended October 31, 2000 totaled approximately $562,008. The balance of debt net of the unamortized discount of $315,988 was $684,012 at October 31, 2000.


 NOTE H - NOTE PAYABLE TO SHAREHOLDER

 In connection with the acquisition of Dial-Thru International Corporation on November 2, 1999, the Company assumed a related party note payable to the sole owner of the acquired entity of approximately $400,000. The note bears interest at 6% per annum, is payable in quarterly installments of $50,000 plus interest beginning November 1, 1999, and matures on August 1, 2001. The outstanding balance at October 31, 2000 was $346,000, and is classified as a current liability.


 NOTE I - NOTES PAYABLE

 On April 13, 1999, the Company executed a loan agreement with Bank One for $805,000. The loan bore interest at prime less .5% (7.75% at October 31,
 1999), was payable in monthly installments of $13,500 plus interest beginning May 13, 1999, and matured April 13, 2004. The loan was secured by cash equivalents of $900,000. The purpose of this loan was to purchase telephone switch equipment and software to operate the switch. The loan balance at October 31, 2000 was $724,000 of which $162,000 is classified as a current liability. On February 14, 2000, the Company utilized restricted cash collateralizing this loan to pay off amounts outstanding ($724,000) under the loan agreement.


 NOTE J - DISPOSITION OF SOFTWARE BUSINESS AND DISCONTINUED OPERATIONS

 On December 7, 1998, the Company obtained shareholder approval to sell the Software Business to Affiliated Computer Systems, Inc. ("ACS"), a Delaware corporation. The Asset Purchase Agreement dated as of September 3, 1998 provided for the sale of the computer equipment, purchased software, and internally developed software for $3,770,000 in cash and an additional $3,625,000 of deferred payments during 1999. As of October 31, 1999, the Company had received all of the deferred payments. These payments have been recorded as additional gain on the sale of the Software Business, reduced by costs associated with the sale. The net gain resulting from disposition of the Software Business was $5,309,927.

 Summarized operating results of discontinued Software Business operations are as follows:


                                      Period from
                                 November 1,1998 through      Year Ending
                                   December 7, 1998        October 31, 1998
                                       ----------             ----------
 Revenues                             $ 1,686,945            $ 9,380,064
 Costs and expenses                     1,468,569              9,483,155
                                       ----------             ----------
 Net income (loss)                    $   218,376            $  (103,091)
                                       ==========             ==========


 NOTE K - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following at October 31:

                                               2000               1999
                                             ---------         ----------
 Telephone switch equipment                 $1,776,773        $   982,699
 Vending machines                                    -             97,346
 Leasehold improvements                              -             21,544
 Furniture and fixtures                         78,676             68,395
 Office equipment                               46,154                  -
 Computer equipment                            166,583             77,406
 Computer software                             267,507            267,438
                                             ---------         ----------
                                             2,335,693          1,514,828
 Less accumulated depreciation and
   amortization                               (796,149)           (93,500)
                                             ---------         ----------
                                            $1,539,544         $1,421,328
                                             =========          =========

 At October 31, 2000 and 1999, the gross amount of capital lease assets and related accumulated amortization recorded under capital leases was as follows:
                                               2000               1999
                                             ---------         ----------
 Telephone switch equipment                 $  184,220        $         -
 Office equipment                               43,552                  -
                                             ---------         ----------
                                               227,772                  -
 Less accumulated amortization                 (21,173)                 -
                                             ---------         ----------
                                            $  206,599        $         -
                                             =========         ==========

 Amortization of assets held under capital leases is included with depreciation expense. Depreciation and amortization expense from continuing operations amounted to $565,188, $91,338 and $19,356 in 2000, 1999, and
 1998, respectively.

 NOTE L - PROPERTY AND EQUIPMENT HELD FOR SALE

 Property and equipment held for sale represents internally constructed equipment for the prepaid telecommunications industry. On October 31, 2000, the Company entered into an Asset Purchase Agreement to sell this technology for $1 million. As these assets had not yet been transferred to the buyer at October 31, 2000, the sale of the assets has not been recognized during the year ended October 31, 2000.

 NOTE M - STOCK OPTIONS AND WARRANTS


 Warrant Issuances to Employees

 Employee warrant activity for the three years ended October 31, 2000 was as follows:

                                                                  Weighted
                                        Number        Warrant     Average
                                          of         Price Per    Exercise
                                       Warrants        Share       Price
                                      --------     -----------    --------
  Warrants outstanding at
    October 31, 1997                   475,000    $    2.25      $    2.25
   Warrants granted                    875,000         0.53           0.53
   Warrants exercised                        -          -              -
   Warrants canceled                  (475,000)        2.25           2.25
                                      --------     -----------    --------
  Warrants outstanding at
    October 31, 1998                   875,000         0.53           0.53
   Warrants granted                    150,000     0.46 - 0.80        0.60
   Warrants exercised                        -          -              -
   Warrants canceled                         -          -              -
                                      --------     -----------    --------
  Warrants outstanding at
    October 31, 1999                 1,025,000     0.46 - 0.80        0.54
   Warrants granted                    590,000     0.81 - 1.44        1.33
   Warrants exercised                 (125,000)        0.53           0.53
   Warrants canceled                  (835,000)    0.46 - 1.44        0.75
                                      --------     -----------    --------
  Warrants outstanding at
    October 31, 2000                   655,000    $0.53 - 1.44        0.83
                                      ========     ===========    ========

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

 Effective on January 30, 1998, pursuant to a trigger event, 475,000 of the 1997 Performance Warrants vested concurrent with the issuance of common stock and warrants in connection with the acquisition of USC. During fiscal 1998, 1997 Performance Warrants to acquire 100,000 shares were canceled.
 The exercise price of $2.25 was in excess of the trading price at the vesting date, and accordingly no expense pursuant to APB No. 25 was recorded by the Company during 1998. The fair value of these warrants has been calculated pursuant to SFAS 123 "Accounting for Stock Based Compensation". The fair value of the warrants using the Black-Scholes pricing model was $650,011 with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .99; and an expected life of the Performance Warrants of 5 years.

 Effective July 20, 1998, the remaining 375,000 1997 Performance Warrants were repriced to 0.53 per share, the closing price of the Company's Common Stock on that date. The repricing was made because management believed that the higher priced options were no longer a motivating factor. The options repriced are reflected in the cancellation and grant activity for 1998.

 Effective July 20,  1998, an  additional 500,000  performance warrants  were issued to certain executives ("1998 Performance Warrants"). Each 1998 Performance Warrant expires 10 years after the date of issuance and is exercisable at a price of $0.53 per share, the closing price of the Company's Common Stock on July 20, 1998. The 1998 Performance Warrants vest upon achieving either $50 million in revenue in any period of twelve consecutive months with positive earnings during such months, or upon a change of control of the Company. In accordance with APB No. 25, and its related interpretations, the Company has recorded no compensation expense to date. Compensation expense will be recognized when it becomes probable that an event, which will trigger vesting, will occur.

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

 On August 16, 1999, the Company issued a warrant to an employee of the Company to acquire 50,000 shares of common stock at an exercise price of $0.55 per share, the closing price of the Company's common stock on August 13, 1999. On October 1, 1999, the Company issued a warrant to an employee of the Company to acquire 50,000 shares of the Company's common stock at an exercise price of $0.80 per share, the closing price of the Company's common stock on September 30, 1999. Each of these warrants vests in 25,000 share increments on the first and second anniversary dates of the warrant, and are exerciseable during the two year period following the date of vesting. The right to purchase any shares under these warrants terminates upon any termination of employment with the Company. Each of these warrants were issued as consideration for services. The fair value of these warrants has been calculated pursuant to SFAS 123 "Accounting for Stock Based Compensation". The fair value of the warrants using the Black-Scholes pricing model was $82,774 with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .90; and an expected life of the warrants ranging from 3 - 6 years.

 On December 1, 1999 the Company issued warrants to several employees of the Company to acquire 100,000 shares of common stock at an exercise price of $0.81 per share. The warrants vest within one to two years from the date of grant. On December 22, 1999 the Company issued warrants to several employees of the Company to acquire 490,000 shares of common stock at an exercise price of $1.44 per share. The warrants vest over three years from the date of grant. The exercise price was in excess of the trading price at the grant date, and accordingly no expense pursuant to APB No. 25 was recorded by the Company for these issuances. The fair value of these warrants has been calculated pursuant to SFAS 123 "Accounting for Stock Based Compensation". The fair value of the warrants using the Black-Scholes pricing model was $782,834 with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 2.13; and an expected life of the warrants ranging from 2 - 3 years.

 During March 2000, one employee exercised 125,000 warrants at an exercise price of $0.53 per share. Also in March 2000, 275,000 warrants with exercise prices ranging from $0.46 to $0.81 that were previously issued to various employees were amended, changing the vesting period of the warrants only. At various dates during 2000, 560,000 warrants with exercise prices ranging from $0.53 to $1.44 were canceled or expired.

 The warrants issued to employees that were exercisable at the years ended October 31, 2000, 1999 and 1998 were 350,000, 375,000 and 375,000, respectively.

 The  weighted  average  fair  value of the warrants granted during the years
 ended  October  31,  2000,  1999  and  1998  is  $1.33,  $0.60  and   $0.53,
 respectively.

 Warrant Issuances to Non-Employees

 Non-Employee warrant activity for the three years ended October 31, 2000 was as follows:

                                                                  Weighted
                                        Number        Warrant     Average
                                          of         Price Per    Exercise
                                       Warrants        Share       Price
                                      --------     -----------    --------
  Warrants outstanding at
    October 31, 1997                    50,000    $    2.00      $    2.00
   Warrants granted                     50,000         0.53           0.53
   Warrants exercised                        -          -              -
   Warrants canceled                         -          -              -
                                      --------     -----------    --------
  Warrants outstanding at
    October 31, 1998                   100,000     0.53 - 2.00        1.27
   Warrants granted                    120,000     0.29 - 0.88        0.56
   Warrants exercised                        -          -              -
   Warrants canceled                   (25,000)        0.53           0.53
                                      --------     -----------    --------
  Warrants outstanding at
    October 31, 1999                   195,000     0.29 - 2.00        0.93
   Warrants granted                    660,000     0.46 - 3.00        1.53
   Warrants exercised                  (31,200)    0.46 - 0.81        0.61
   Warrants canceled                   (50,000)        0.88           0.88
                                      --------     -----------    --------
  Warrants outstanding at
    October 31, 2000                   773,800    $0.29 - 3.00   $    1.50
                                      ========     ===========    ========

 Effective June 16, 1998, 50,000 warrants were issued relating to an asset purchase agreement entered into by the Company (see note D). The warrants were initially exercisable at a price of $1 per share, and subsequently repriced to $0.53 per share on July 20, 1998. These warrants vest upon attainment of certain target revenues as specified in the warrant agreement. On June 30, 1999, 25,000 of the warrants expired without vesting. The remaining 25,000 warrants expired on June 30, 2000.

 On January 11, 1999, the Company retained a consultant to assist in its strategic planning and investor relations activities by issuing warrants to acquire 50,000 shares of Company common stock at an exercise price of $.29 per share. The right to acquire 25,000 shares under such warrant vests on January 10, 2000, and the right to acquire the remaining 25,000 shares under the warrant vests on July 10, 2000.The Company recorded expense of $5,942 in 1999 related to these warrants. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using a Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.02; and an expected life of the warrant of one year.

 October 26, 1999, the Company issued a warrant to a distributor of the Company's prepaid phone cards to acquire 50,000 shares of common stock at an exercise price of $0.88 per share, the closing price of the Company's common stock on October 25, 1999. The warrant is exerciseable beginning October 26, 2001 and expires October 26, 2003. This warrant was issued as consideration for services.

 During the fiscal year ended October 31, 1999, the Company issued a warrant to purchase 20,000 shares of the Company's common stock for provision of services at an exercise price of $.45 per share. The fair market value of these warrants is not significant, and therefore is not included in the proforma disclosure or net income for the year.

 On November 2, 1999 the Company issued warrants to a consultant of the Company to acquire 10,000 shares of common stock at an exercise price of $0.81 per share. These warrants vested immediately.

 On March 1, 2000 the Company issued warrants to several distributors of the Company's prepaid calling card business to acquire 400,000 shares of common stock at an exercise price ranging between $0.46 and $0.88 per share. Fifty percent of these warrants vested immediately, while the remaining fifty percent are performance based.

 On February 4, 2000 and August 4, 2000, the Company issued warrants to several investors to acquire 250,000 shares of common stock at an exercise price ranging between $2.75 and $3.00 per share. The warrants vested immediately (see Note G).

 During fiscal 2000, several distributors exercised 21,200 warrants at an exercise price ranging between $0.46 and $0.88 per share. Also during the year a consultant of the Company exercised 10,000 warrants with an exercise price of $0.81.

 During fiscal 2000, 50,000 warrants with an exercise price of $0.88 were canceled and amended.

 The warrants issued to non-employees that were exercisable at the years ended October 31, 2000, 1999 and 1998 were 70,000, 20,000 and none, respectively.

 The weighted average fair value of the warrants granted during the years ended October 31, 2000, 1999 and 1998 was $1.50, $0.93 and $1.27,
 respectively.

 Stock Options

 In 1990, the Company adopted a stock option plan (the "Stock Option Plan"). The Stock Option Plan authorizes the Board of Directors to grant up to 1,200,000 options to purchase common shares of the Company. No options will be granted to any individual director or employee which will, when exercised, exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of grant. All options granted under the Stock Option Plan have up to 10 year terms and have vesting periods which range from 0 to 3 years from the grant date. The exercise price of any options granted under the Stock Option Plan is the fair market value at the date of grant. As of October 31, 1997, the Board had granted certain options under the Stock Option Plan in excess of shares authorized under the plan. On February 26, 1998, the Board of Directors increased the number of shares issuable under the Company's Stock Option Plan from 1.2 million shares to 2.3 million shares so that stock options previously granted by the Board in excess of those permitted by the Stock Option Plan could be covered by the plan.

 Activity under the Stock Option Plan for the three years ended October 31, 2000 was as follows:


                                                                  Weighted
                                        Number        Warrant     Average
                                          of         Price Per    Exercise
                                       Warrants        Share       Price
                                      --------     -----------    --------
  Options outstanding at
    October 31, 1997                 1,017,700    $1.50 - 5.00   $    2.23
   Options granted                     199,050     0.38 - 1.41        0.94
   Options exercised                         -          -              -
   Options canceled                   (122,600)    1.41 - 5.00        2.17
                                      --------     -----------    --------
  Options outstanding at
    October 31, 1998                 1,094,150     0.38 - 5.00        1.95
   Options granted                     901,450     0.28 - 0.48        0.40
   Options exercised                   (20,000)        0.40           0.40
   Options canceled                   (912,300)    0.28 - 5.00        1.97
                                      --------     -----------    --------
  Options outstanding at
    October 31, 1999                 1,063,300     0.30 - 2.50        0.70
   Options granted                      50,000     0.46 - 1.44        1.44
   Options exercised                  (543,600)    0.30 - 2.25        0.95
   Options canceled                   (105,600)    0.40 - 2.50        1.14
                                      --------     -----------    --------
  Options outstanding at
    October 31, 2000                   464,100    $0.30 - 2.25   $    0.67
                                      ========     ===========    ========

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

 The options  issuable  to employees  that  were exercisable  at  year  ended
 October 31,  2000,  1999, and  1998  were 464,100,  1,043,300  and  732,850, respectively.

 The weighted-average fair value of the options granted during the years ended October 31, 2000, 1999, and 1998 is $ 1.44, $ 0.24 and $ 0.49,
 respectively.

 The weighted-average remaining contractual life of options outstanding at October 31, 2000, 1999 and 1998 is 1.62 years, 2.12 years and 4.37 years, respectively.

 Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

 Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and warrants under the fair value method of that statement. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date, which approximated 6% in 2000 and 1999, respectively and 5.4% to 6.0% in 1998; dividend yields of 0% in all three years; volatility factors of the expected market price of the Company's common stock of approximately 2.13 in 2000, .90 in 1999; and between .94 and 1.0 in 1998; and an expected life of the option of between one and three years in 2000, three and six years in 1999, and two and six years in 1998.

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

 For purposes of pro forma disclosure, the estimated fair value of the options and warrants is amortized to expense over the vesting period of the related option or warrant. The effects of applying SFAS No. 123 in computing the pro forma disclosures presented below are not indicative of future amounts as only options and warrants granted subsequent to October 31, 1995 have been included in the pro forma computations. The Company's pro forma information for the years ended October 31, 2000, 1999 and 1998 is as follows:

                                           2000         1999           1998
                                       -----------    ---------     ----------
 Net income (loss) as reported        $ (8,674,016)  $1,713,380    $(2,724,162)
 SFAS No. 123 Pro forma adjustments:
  Stock options                         (2,175,839)     (81,849)      (261,726)
  Performance warrants                           -      (11,678)      (650,011)
                                       -----------    ---------     ----------
 Pro forma net income (loss)          $(10,849,855)  $1,619,853    $(3,635,899)
                                       ===========    =========     ==========


 Income (loss) per share as
   reported - basic and diluted       $      (1.02)  $     0.25    $     (0.38)
                                       ===========    =========     ==========
 Pro forma income (loss) per
   share - basic and diluted          $      (1.27)  $     0.24    $     (0.51)
                                       ===========    =========     ==========


 NOTE N - INCOME TAXES

 The temporary differences that give rise to the deferred tax assets or liabilities at October 31, 2000 and 1999 are as follows:

                                            2000              1999
                                         ----------        ----------
 Deferred tax assets
   Net operating loss carryovers        $ 8,962,015       $ 6,252,711
   Accounts receivable                      348,760            78,770
   Other assets                             173,710           173,710
   Other                                        202               202
                                         ----------        ----------
 Total gross deferred tax assets          9,484,687         6,505,393


 Deferred tax liabilities
   Property and equipment                   (71,574)                -
   Other                                          -              (447)
                                         ----------        ----------
 Total gross deferred tax liabilities       (71,574)             (447)
                                         ----------        ----------
                                          9,413,113         6,504,946
         Valuation allowance             (9,413,113)       (6,504,946)
                                         ----------        ----------
   Net deferred tax assets              $         -       $         -
                                         ==========        ==========

 The reconciliation of income tax at the statutory United States federal income tax rates to income tax provision (benefit) for the years ended
 October 31, is:

                                     2000          1999           1998
                                  ----------     ---------     ----------
  Income tax (benefit) at
    statutory rate               $(2,949,165)   $  582,549    $  (923,263)
  Change in valuation allowance    2,908,167      (592,047)       390,118
  Difference related to USC
    rescission                             -             -        533,145
  Other                               40,998         9,498              -
                                  ----------     ---------     ----------
                                 $         -    $        -    $         -
                                  ==========     =========     ==========

 At October 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $26.3 million, which expire in 2006 through 2015. Utilization of net operating losses are subject to annual limitations provided for by the Internal Revenue Code. The annual limitation may also result in the expiration of net operating losses before utilization.

 NOTE O - COMMITMENTS AND CONTINGENCIES

 The Company is obligated under various capital leases for equipment used in operating the business with terms expiring at various dates through 2005. One of the leases in the amount of $40,865 was in default at October 31, 2000 and accordingly, the entire obligation has been shown as a current liability. The Company leases its branch office facilities and its corporate office under various noncancelable operating leases with terms expiring at various dates through 2004, and has also entered into various operating leases for equipment used in the Company's business. Rental expense for operating leases was $290,175 and $210,157 for the years ended October 31, 2000 and 1999, respectively.

 Future minimum lease payments under noncancelable operating leases and capital leases as of October 31, 2000 are as follows:

                                            Capital     Operating
                                             Leases       Leases
                                            --------     ---------
      Year ending October 31,
               2001                        $ 142,372    $  365,037
               2002                           77,756       394,738
               2003                           58,316       389,947
               2004                                -       161,170
               2005                                -             -
                                            --------     ---------
      Total minimum lease payments           278,444    $1,310,892
                                                         =========
      Less amount representing interest      (57,357)
                                            --------
      Present value of net minimum
        capital lease payments               221,087

      Less current installments of
        obligations under capital leases    (102,472)
                                            --------
      Obligations under capital leases,
         excluding current installments    $ 118,615
                                            ========

 On May 2, 2000, Star Telecommunications, Inc. ("Star") filed suit against the Company in the Superior Court of the State of California in Santa Barbara, California, alleging a breach of contract by the Company in failing to pay amounts due under a Carrier Service Agreement, and seeks damages of approximately $780,000. The Company disputes the amounts alleged to be owed to Star, and has filed a counter-claim for damages against Star for wrongful acts of Star under the Carrier Service Agreement. Amounts alleged to be owed to Star are reflected in the Company's financial statements. The Company is vigorously defending this lawsuit and strongly believes that the Company's damages resulting from Star's actions significantly exceed the claims by Star.

 NOTE P - BENEFIT PLAN

 Effective January 1, 1994, the Company implemented a 401(k) Profit Sharing Plan for all employees of the Company. The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k). The Company may match employee contributions to a discretionary percentage of the employees contribution. The Company's matching funds are determined at the discretion of the Board of Directors and are subject to a seven-year vesting schedule from the date of original employment. The Company made matching contributions of $10,566, $18,659, and $0 for the years ended October 31, 2000, 1999, and 1998, respectively.



 NOTE Q - BUSINESS AND CREDIT CONCENTRATIONS

   Continuing Operations:

   One customer accounted for approximately 17% of revenues during the year ended October 31, 2000 and 0% of the trade accounts receivable balance at October 31, 2000. One customer accounted for approximately 18% of revenues during the year ended October 31, 1999. This customer made up approximately 6% of the trade accounts receivable balance at October 31, 1999. The receivable balance was however fully reserved. The Company no longer provides service to this customer, since its migration to a facilities-based operation. Management provides an allowance for doubtful accounts which reflects its estimate of the uncollectible receivables. In the event of non-performance, the maximum exposure to the Company is the recorded amount of the receivable at the balance sheet date. The Company's receivables are generally not secured.

   The Company  has a note  receivable and accrued  interest from its  former subsidiary,  USC, under  which  approximately $460,000  in  principal  was outstanding at October 31, 1999. On August 17, 1999, USC commenced voluntary bankruptcy proceedings under Chapter 11 of the Bankruptcy Code (See Note D). Subsequent to October 31, 1999, bankruptcy proceedings were settled and the Company has agreed to a full settlement of outstanding debts owed by USC in the amount of $300,000. The remaining $160,000 note receivable balance has been charged to operations in 1999.

   Discontinued Operations:

   The Company derived its sales primarily from customers in the retail petroleum market. The Company performed periodic credit evaluations of its customers and generally did not require collateral. Billed receivables were generally due within 30 days. Credit losses have historically been insignificant.

   The Company's revenues (See Note J) were concentrated in The Southland Corporation ("Southland"), which accounted for approximately 0%, 86%, and 87% of the Company's total revenue for fiscal years 2000, 1999 and 1998, respectively. At October 31, 2000, 1999 and 1998, Southland accounted for 0%, 0% and 77%, respectively of total accounts receivable. The Company's revenues derived from its relationship with Southland included products and services provided directly by the Company to Southland and indirectly through NCR Corporation ("NCR") to Southland pursuant to NCR's contract with Southland. No other customer accounted for over 10% of the Company's total revenues.

 NOTE R - SEGMENT INFORMATION

 During the  year  ended October  31,  2000  the Company  had  two  operating segments, prepaid  calling  cards  and call  back  and  dial-thru  services.
 Financial information by  segment as of  October 31, 2000  and for the  year then ended is as follows:
                                           Prepaid       Call Back and
                                         Phone Cards   Dial-Thru Services
                                          ----------       ----------
 Revenue                                 $ 2,755,057      $ 5,836,392
 Direct cost of revenues                   4,220,570        5,750,839
 Net loss                                 (5,887,570)      (2,244,087)
 Total assets                              1,506,644        1,283,835
 Depreciation and amortization               242,788          217,963


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



 Board Of Directors and Stockholders
 Dial-Thru International Corporation

 In connection with our audit of the consolidated financial statements of Dial-Thru International Corporation and Subsidiaries referred to in our report dated December 1, 2000, we have also audited Schedule II for the years ended October 31, 2000 and 1999. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


                                              /s/ KING GRIFFIN & ADAMSON P.C.
                                              -------------------------------
                                                  King Griffin & Adamson P.C.

 Dallas, Texas
 December 1, 2000

                     DIAL-THRU INTERNATIONAL CORPORATION

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the years ended October 31, 2000, 1999 and 1998



                              Balance at                            Balance
                              beginning                             at end
                              of period  Additions   Deductions    of period
                              ---------  ---------   ----------    ---------
 2000
 ----
 Allowance for uncollectible
   accounts                   $ 231,675   $983,760  $189,669 (1)  $ 1,025,766
                               ========    =======   =======       ==========
 1999
 ----
 Allowance for uncollectible
   accounts                   $   4,001   $405,825  $178,151 (1)  $   231,675
                               ========    =======   =======       ==========
 1998
 ----
 Allowance for uncollectible
   accounts                   $  26,900   $      -  $ 22,899 (2)  $     4,001
                               ========    =======   =======       ==========


 (1)  Write offs.

 (2)  Collections on accounts previously written off.