Form 10-K/A
period 2000-10-31
DIAL THRU INTERNATIONAL CORP
filed 2001-02-26
CIK 913659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC. 20549
                           ------------------------

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                           EXPLANATORY NOTE

      The undersigned registrant hereby amends Part IV, Item 14 of the registrant's Report on Form 10-K for the fiscal year ended October 31, 2000 pursuant to the Securities and Exchange Act of 1934, as amended.



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

 10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523 (the "Form S-3"), and incorporated herein by reference)

 10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated October 31, 1998, and incorporated herein by reference)

 10.3 Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins.

 11.1   Statement re: Computation of earnings per share

 21.1   Subsidiaries of the Registrant

 23.1 * Consent of Independent Certified Public Accountants

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

 Dated February 23, 2001