Form 10-Q
period 2001-01-31
DIAL THRU INTERNATIONAL CORP
filed 2001-03-19
CIK 913659

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended January 31, 2001
                                 -----------
                                      or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to _____

                         Commission file number 0-22636
                                   -------

                      DIAL-THRU INTERNATIONAL CORPORATION
  ---------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

               Delaware                                75-2461665
  -------------------------------------      --------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification No.)

      700 South Flower, Suite 2950
        Los Angeles, California                          90017
  ----------------------------------------   --------------------------------
  (Address of principal executive offices)            (Zip Code)

                               (213) 627-7599
  ---------------------------------------------------------------------------
            (Registrant's telephone number, including area code)
  ---------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


 As of March 15, 2001, 10,369,958 shares of common stock, $.001 par value per share, were outstanding.

  PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                      JANUARY 31,   OCTOBER 31,
                                                          2001          2000
                                                      -----------   -----------
                                                      (unaudited)
                       ASSETS
                       ------

 CURRENT ASSETS
   Cash and cash equivalents                         $     92,138  $     73,867
   Trade accounts receivable, net of allowance for
     doubtful accounts of $930,766 at January 31,
     2001 and October 31, 2000, respectively              440,629       455,819
   Prepaid expenses and other                              97,743       116,785
   Investment in marketable securities                    446,820             -
                                                      -----------   -----------
       Total current assets                             1,077,330       646,471
                                                      -----------   -----------

 PROPERTY AND EQUIPMENT, net                            1,438,581     1,539,544
 PROPERTY AND EQUIPMENT HELD FOR SALE                     320,307       320,307
 ADVERTISING CREDITS                                    2,453,027     2,453,027
 OTHER ASSETS                                             204,483       205,473
 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF
   COMPANY ACQUIRED, net of amortization of
   $145,185 and $104,148 at January 31, 2001
   and October 31, 2000, respectively                     911,290       937,327
                                                      -----------   -----------
 TOTAL ASSETS                                        $  6,405,018  $  6,102,149
                                                      ===========   ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

 CURRENT LIABILITIES
   Current portion of long-term debt, net of debt
    discount of none and $315,988 at January 31,
    2001 and October 31, 2000, respectively          $  1,000,000  $    684,012
   Note payable to shareholder                            646,000       346,000
   Current portion of capital lease obligation             79,293       102,472
   Trade accounts payable                               3,136,028     3,930,315
   Accrued Iiabilities                                    186,598       365,765
   Deferred revenue                                        71,677        47,190
                                                      -----------   -----------
       Total current liabilities                        5,119,596     5,475,754
                                                      -----------   -----------

 CAPITAL LEASE OBLIGATION, net of current portion         118,616       118,615

 SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued or outstanding               -             -
   Common stock, 44,169,100 shares authorized; $.001
    par value; 9,949,090 shares issued and 9,937,068
    outstanding at January 31, 2001 and 9,895,090
    shares issued and 9,883,068 outstanding at
    October 31, 2000, respectively                          9,949         9,895
   Additional paid-in capital                          31,343,597    31,325,432
   Accumulated deficit                                (30,109,373)  (30,750,181)
   Accumulated other comprehensive income                  (5,416)       (5,416)
   Treasury stock, 12,022 common shares in
    2000 at cost                                          (54,870)      (54,870)
   Subscription receivable - common stock                 (17,080)      (17,080)
                                                      -----------   -----------
       Total shareholders' equity                       1,166,807       507,780
                                                      -----------   -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  6,405,018  $  6,102,149
                                                      ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                        JANUARY 31,
                                                 ------------------------
                                                    2001         2000
                                                 ----------    ----------
   REVENUES
        Revenues                                $   890,620   $ 3,806,767
                                                 ----------    ----------
              Total revenues                        890,620     3,806,767

   COSTS AND EXPENSES
        Cost of revenue                             667,006     4,363,673
        Settlement of carrier disputes           (1,692,187)            -
        Sales & marketing                           202,573       508,214
        General & administrative                    606,758       940,096
        Depreciation and amortization               146,890       115,105
                                                 ----------    ----------
              Total cost and expenses               (68,960)    5,927,088
                                                 ----------    ----------
                Operating Income (Loss)             959,579    (2,120,321)

   OTHER INCOME (EXPENSES)
        Interest and financing costs               (323,731)            -
        Interest income                               4,958        36,951
                                                 ----------    ----------
              Total other income (expense)         (318,773)       36,951

   NET INCOME (LOSS) BEFORE INCOME TAXES            640,807    (2,083,370)

   Provision for Income taxes                             -             -
                                                 ----------    ----------
   NET INCOME (LOSS)                            $   640,807   $(2,083,370)
                                                 ==========    ==========
   EARNINGS (LOSS) PER SHARE:
     Basic                                      $      0.06   $     (0.26)
                                                 ==========    ==========
     Diluted                                    $      0.06   $     (0.26)
                                                 ==========    ==========
   SHARES USED IN THE CALCULATION OF PER
     SHARE AMOUNTS:
     Basic common shares                          9,903,709     7,892,030
     Dilutive impact of stock options,
       warrants and convertible debentures          643,824             -
                                                 ----------    ----------
     Dilutive common shares                      10,547,533     7,892,030
                                                 ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

            DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            JANUARY 31,
                                                      ------------------------
                                                         2001         2000
                                                      ----------    ----------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income  (loss)                               $   640,807   $(2,083,370)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Marketable securities received in settlement
         of dispute                                     (446,820)            -
        Financing fees and amortization of debt
           discount financing fees                       315,988             -
        Depreciation and amortization                    149,205       114,355
        (Increase) decrease in:
           Trade accounts receivable                      15,190    (1,027,320)
           Accounts receivable - other                         -         1,999
           Inventory                                           -      (105,246)
           Prepaid expenses and other                     19,042        39,663
           Other assets                                        -       (29,705)
        Increase (decrease) in:
           Trade accounts payable                       (794,287)    1,774,161
           Accrued liabilities                          (179,167)     (109,354)
           Deferred revenue                               24,487       689,150
                                                      ----------    ----------
    Net cash used in operating activities               (255,555)     (735,667)
                                                      ----------    ----------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                   (21,215)     (111,048)
    Payments on note receivable                                -       300,000
    Cash in DTI at acquisition date                            -        69,137
                                                      ----------    ----------
    Net cash provided by (used in) investing
      activities                                         (21,215)      258,089
                                                      ----------    ----------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on note payable                                   -       (40,500)
    Payments on shareholder note payable                       -       (54,000)
    Proceeds from shareholder                            300,000             -
    Payments on capital leases                           (23,178)      (23,882)
    Change in restricted cash                                  -          (836)
    Issuance of common shares for cash                         -        29,953
    Proceeds from exercise of stock options               18,219             -

    Net cash provided by (used in) financing
      activities                                         295,041       (89,265)
                                                      ----------    ----------
  NET INCREASE (DECREASE) IN CASH                         18,271      (566,843)

  Cash and cash equivalents at beginning of year          73,867       846,141
                                                      ----------    ----------
  Cash and cash equivalents at end of year           $    92,138   $   279,298
                                                      ==========    ==========
  SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
    AND FINANCING ACTIVITIES
    Cash paid for interest                           $         -   $    15,517



  The accompanying notes are an integral part of these consolidated financial statements.

                         DIAL-THRU INTERNATIONAL CORPORATION
                                  AND SUBSIDIARIES

           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE A - BASIS OF PRESENTATION

 The condensed consolidated financial statements of Dial-Thru International Corporation and its subsidiaries included in this Form 10-Q are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three month periods ended January 31, 2001 and 2000 have been included. Operating results for the three-month period ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.

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

 During 1998 and 1999, the Company's operations included mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers. Starting January 2000, the Company changed its focus from prepaid calling cards to becoming a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company now provides a variety of international and domestic communication services including international dial-thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its Voice over Internet Protocol, "VoIP", Network to effectively deliver the products to the end user.

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


 NOTE B - EARNINGS (LOSS) PER SHARE

 The shares issuable upon the exercise of stock options and warrants, and convertible debentures are included to the extent that they are dilutive in the respective periods.


 NOTE C - REVENUE RECOGNITION AND COSTS OF REVENUES

 Revenues from prepaid services sold where the Company operates its own switch are recognized from customer usage. The Company sells products to retailers and distributors at a fixed price. When the retailer or distributor is invoiced, referred revenue is recognized. The Company recognizes revenue, and reduces the deferred revenue account as the customer utilizes calling time or upon expiration of cards containing unused calling time.

 Revenues  generated by international  re-origination and dial-thru  services
 are  based on  minutes of  customer  usage.   The Company  records  payments
 received in advance as deferred revenue until such services are provided.


 NOTE D - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company has an outstanding receivable from a customer of approximately $435,000, which is overdue by approximately one year, of which $435,000 has been reserved as of January 31, 2001.


 NOTE E - ACQUISITION

 On November 2, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation (the "Seller"), a California corporation. The acquisition was effected pursuant to the terms of an Asset Purchase Agreement between the Company, a wholly owned subsidiary of the Company, the Seller and John Jenkins, the sole shareholder of the Seller. The Company issued to the Seller an aggregate of 1,000,000 shares of common stock, recorded a total purchase price of $937,500 using the Company's common stock price at the time the acquisition was announced, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified revenue and earnings goals. As of January 31, 2001, no additional shares were as yet earned by the Seller based on revenue and earnings goals. The acquisition was accounted for as a purchase. Goodwill recorded in the acquisition will be amortized over a period of 10 years. The results of operations of the acquired entity are included in the consolidated operations of the Company from November 1, 1999.

 NOTE F - CONVERTIBLE DEBENTURES

 In February 2000, the Company executed non-interest bearing convertible note agreements (the "Agreements") with nine accredited investors, which provided financing of $1,000,000. The notes were payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000. If the notes were not repaid within 90 days of issuance, they were convertible into shares of common stock at $4.00 per share while remaining outstanding. The Company recorded financing fees of approximately $117,000 in February 2000 related to these notes for the difference in the conversion price of $4.00 and the market price of $4.47 on the date the notes were approved by the Board of Directors.

 The Company also issued to the holders of the notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. In February 2000, the Company recorded deferred financing fees of approximately $492,000. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.62; and an expected life of the warrants of three years. The Company is amortizing these fees over the initial maturity of these notes of one year. The amount is fully amortized as of January 31, 2001.

 Under the terms of the agreement, after six months without repayment of the notes additional warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share were issued to the holders of the notes.

 During March 2001, the terms of the convertible notes were modified and the debt was converted to equity through the issuance of 400,000 common shares. Additionally, in connection with the conversion, the warrants to purchase 250,000 shares of common stock were modified to allow for an exercise price of $0.01 per share and 150,000 additional warrants with as exercise price of $3.00 per share were issued to the note holders.

 NOTE G - RELATED PARTY PAYABLE

 In connection with the acquisition of Dial-Thru International Corporation on November 2, 1999, the Company assumed a related party note payable to the sole owner of the acquired entity of approximately $400,000. The note bears interest at 6% per annum, is payable in quarterly installments of $50,000 plus interest beginning November 1, 1999, and matures on August 1, 2001. The Company is currently in arrears of quarterly payments to the noteholder and during the three month period ended January 31, 2001 an additional loan in the amount of $300,000 was provided by the note holder. The outstanding balance at January 31, 2001 was $646,000, and is classified as a current liability.


 NOTE H - SHAREHOLDERS' EQUITY

 COMMON STOCK ISSUANCES

 For the three month period ended January 31, 2001, the Company issued 54,000 shares in connection with the exercise of options for $18,219.


 Note I - Marketable Securities

 Marketable securities include investment in the common stock of Star Telecommunications, Inc., and are classified as available-for-sale and carried at market value. Unrealized holding gains and losses are reported as a separate component of Stockholder's equity until realized. Realized gains and losses on the sale of investments are based upon specific identification method and are included in the statement of operations.

 Note J - Settlement of Legal/Carrier Disputes

 During the quarter the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The Company also received 1,100,000 shares of common stock of Star Telecommunications which were recorded at fair value. The Company will record the value of the carrier service credit as used.

 The Company also recorded income of $465,000 in connection with the anticipated settlement of disputes with RSL Communications, Inc. This amount is included in Settlement of carrier disputes.


 NOTE K - SUBSEQUENT EVENTS

 Notes in the amount of $1,000,000 shown as a short term liability was converted to common stock after January 31, 2001. The terms of the notes were modified to allow for the conversion to common stock at a price of $2.50 per share. As a condition of this conversion, warrants to acquire 250,000 common shares were repriced to $0.01 per share and additional warrants to purchase 150,000 common shares at an exercise price of $3.00 were issued.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

 FORWARD-LOOKING STATEMENTS

 With the exception of historical information, the matters discussed in this quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects", "should", "will", "anticipates", "estimates", "believes," "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projects in forward-looking statements contained herein, including without limitation statements regarding the Company's belief of the sufficiency of capital resources and its ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using Voice over Internet Protocol ("VoIP") to provide telecommunications services, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services, (c) the price-sensitive nature of consumer demand, (d) the Company's dependence upon favorable pricing from its suppliers to compete in the telecommunications industry, (e) increased consolidation in the telecommunication industry, which may result in larger competitors being able to compete more effectively, (f) the failure to attract or retain key employees, (g) continuing changes in governmental regulations affecting the telecommunications industry and the Internet, (h) changing consumer demand, technological development and industry standards that characterize the industry, and (i) the "Certain Business Factors" identified in the Company's Annual Report on Form 10-K for the year ended October 31, 2000. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by the Company or anyone else that we will achieve our objectives and plans. The Company does not undertake to update any forward-looking statements contained herein. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Quarterly Report on Form 10-Q or in any document or statement referring to this Quarterly Report on Form 10-Q.

 GENERAL

 Dial-Thru International Corporation is a facilities-based, global Internet Protocol (IP) communications company providing connectivity to international markets experiencing significant demand for IP enabled services. The Company provides a variety of international telecommunications services targeted to small and medium sized enterprises (SME's) that include the transmission of voice and data traffic and the provision of Web-based and other communications products and services. The Company utilizes Voice over Internet Protocol (VoIP) packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmission mechanisms, and is developing a private IP Telephony network.

 IP Telephony, or Voice over Internet Protocol (VoIP), is voice communication that has been converted into digital packets and is then addressed, prioritized, and transmitted over any form of broadband network, utilizing the same technology that makes the Internet possible. These technologies allow the Company to transport voice communications with the same high-density compression as networks initially designed for data transmission, and at the same time utilize a common network for providing customers with enhanced Web-based products and services.

 The Company's primary focus is in niche markets where competition is not as keen, thereby giving it opportunities for greater profit margin and market share. These markets include regions of the world where deregulation of telecommunications services has begun, or is in early development. The Company also targets smaller markets that have not attracted large multi-national providers. Africa, Asia, and parts of South America offer the greatest abundance of these target markets.

 Cooperating with overseas carriers and the incumbent operator, usually government owned telephone companies, gives the Company a high degree of leverage to engage in co-branding of jointly marketed products, including IP based enhancements that it has developed, rather than simply basing a strategy on pricing arbitrage. As a result, the Company is proactively invited to participate rather than reactively prevented from entering these new markets.

 Unlike many other wholesale VoIP carriers in the market, the Company is focused on retail telecommunications sales to business customers which allows the Company to provide a complete package of communication services, not just wholesale voice traffic. A portfolio of enhanced offerings provides the Company with the opportunity for higher profit margins and better customer loyalty, thus making the Company less susceptible to competitive forces and market churn.

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

 The following discussion should be read in conjunction with the Company's Form 10-K and the consolidated financial statements for the years ended October 31, 2000, 1999, and 1998; the Company's Form 10-Q for the quarter ending January 31, 2000; and the consolidated financial statements and related notes for the quarter ended January 31, 2001 found elsewhere in this report.

 RESULTS OF OPERATIONS

 REVENUES

 Revenues were $891,000 for the quarter ended January 31,2001, compared to $3,807,000 for the quarter ended January 31, 2000, representing a decrease of 77% from the prior period. The decrease in revenues for this quarter compared to the prior year resulted primarily from the Company's change in business focus away from the prepaid long distance market and toward providing international communication services for small to medium-size businesses. Costs associated with the discontinuation of certain distribution channels have prevented the Company from fully marketing according to its plans for the redirected business. Now that these costs have been eliminated and new markets have been opened, the company anticipates enjoying substantial revenue growth in future periods.

 EXPENSES

 Costs of revenues were $667,000, or 75% of revenues, for the quarter ended January 31, 2001, compared to $4,364,000, or 115% of revenues, for the quarter ended July 31, 2000. By focusing its business on providing international communication services the Company has been able to demonstrate the ability to produce positive margins on sales across its product line.

 Settlements with two major carriers over charges in prior periods amounted to a savings of $1,700,000 to the Company. This is reflected as a credit to Costs and Expenses on the Consolidated Statements of Operations for the period.

 Sales and marketing costs were $203,000, or 23% of revenues for the quarter ended January 31, 2001, compared to $508,000, or 13% of revenues, for the quarter ended January 31, 2000. This represents a 60% decrease in such costs from the prior period. Sales and marketing costs incurred during the prior period were primarily associated with the operation of the distribution channel for the prepaid products. The change in the focus of the Company's operations has reduced its sales and marketing costs in absolute terms, as the prepaid calling card business required a large sales and marketing staff. In the short term, while the Company is opening a number of new international markets just beginning to produce revenues, sales and marketing costs as a percentage of revenues have increased. In the long term, however, when these markets are fully developed, the Company expects that sales and marketing costs will decline as a percentage of revenue.

 General and administrative costs were $607,000, or 68% of revenue, for the quarter ended January 31, 2001, compared to $940,000, or 25% of revenue, for the quarter ended January 31, 2000. However this represents in dollar terms a 35% decrease from the prior period. The change in the focus of the Company's business has resulted in an overall drop of its general and administrative expenses, and the Company anticipates a reduction of these costs as a percentage of revenue in future periods.

 During the quarter ended January 31, 2001, the Company reported net interest expense of $324,000, compared with a net interest income of $37,000 for the quarter ended January 31, 2000.

 As a result of the foregoing, the Company incurred a net loss from continuing operations of $734,000, or $0.07 per share, for the quarter ended January 31, 2001, as compared to a net loss from continuing operations of $2,083,000, or $0.26 per share, for the quarter ended January 31, 2000. After adjustments, the Company had a net income of $641,000, or $0.06 per share, for the quarter ended January 31, 2001.

 LIQUIDITY AND CAPITAL RESOURCES

 At January 31, 2001, the Company had cash and cash equivalents of $92,000, an increase of $18,000 from the balance at October 31, 2000.

 During the three months ended January 31, 2001, net cash used in operating activities was $256,000, compared to net cash used in operating activities of $736,000 for the three months ended January 31, 2000.

 Cash used in investing activities was $21,000 for the three months ended January 31, 2001, compared to cash provided by investing activities of $258,000 for the three months ended January 31, 2000 primarily attributable to $300,000 from payment on a note receivable.

 Cash provided by financing activities for the three months ended January 31, 2001 totaled $295,000, compared to cash used in financing activities of $89,000 for the three months ended January 31, 2000. The change in cash provided by financing activities was due primarily to the proceeds of $300,000 received from a shareholder in the period ending January 31, 2001 versus payment of %54,000 to a shareholder in the same period in the prior year.

 The Company has recently suffered from liquidity and cash flow constraints. As of January 31, 2001, the Company had a working capital deficit of $4,042,000, compared to a working capital deficit of $1,528,000 at January 31, 2000. As of January 31, 2001, the Company's current assets of
 $1,077,000 include $440,000 of gross trade accounts receivable and an investment in securities of $446,000.

 To address its cash flow needs, the Company consummated a private placement of $1,000,000 in principal amount of non-interest bearing convertible notes in February 2000. The notes were payable on the earlier of one year from the date of issuance or the closing of equity financing in excess of $5 million. Following the completion of the first quarter, the notes have become converted into shares of the Company's common stock at a conversion price of $2.50 per share. The holders of the notes were also issued warrants to acquire an aggregate of 250,000 shares of the Company's common stock at an exercise price of one half at $3.00 per share and one half at $2.75 per share. As a condition of the conversion of the notes into common stock, the exercise price of these warrants were repriced to $0.01, and an additional 125,000 warrants were issued with an exercise price of $3.00.

 The Company's growth models for its business are scaleable, but the rate of growth is dependent on the availability of future financing for capital resources. The Company plans to commit approximately $1.0 million for capital investments for fiscal 2001, and plans to finance additional infrastructure development externally through debt and/or equity offerings and internally through operations. The Company believes that, with sufficient capital, it can significantly accelerate its growth plan. At its current and anticipated level of operations through the next twelve-month period, management believes that it will have to raise significant additional funds through outside financing activities. The Company's failure to obtain such financing could significantly delay the Company's implementations of its business plan and have a material adverse effect on its business, financial condition and operating results.

  PART II.  OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       None.

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Dial-Thru International Corporation
                                    (Registrant)

  DATE: March 19, 2001              /s/  John Jenkins
        --------------              ----------------------------------
                                    John Jenkins
                                    President, Chief Financial Officer
                                    (Principal Financial Officer)