Form 10-Q
period 2001-04-30
DIAL THRU INTERNATIONAL CORP
filed 2001-06-15
CIK 913659

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended April 30, 2001
                                 -----------
                                      or

  [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______ to _____

                         Commission file number 0-22636
                                   -------

                      DIAL-THRU INTERNATIONAL CORPORATION
 ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                              75-2461665
 -------------------------------------      ---------------------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)              Identification No.)

      700 South Flower, Suite 2950
        Los Angeles, California                         90017
  ----------------------------------------  ---------------------------------
  (Address of principal executive offices)           (Zip Code)

                             (213) 627-7599
 ----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)
 ----------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                       if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 As of June 12, 2001, 11,416,590 shares of common stock, $.001 par value per share, were outstanding.

  PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements



             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                       ASSETS
                       ------                          April 30,   October 31,
                                                          2001         2000
                                                      -----------   ----------
                                                      (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                         $    565,103  $    73,867
   Trade accounts receivable, net of allowance for
    doubtful accounts of $930,766 at April 30, 2001
    and October 31, 2000                                  467,768      455,819
   Prepaid expenses and other                              97,243      116,785
   Investment in available for sale
    marketable securities                                  11,000            -
                                                      -----------   ----------
        Total current assets                            1,141,114      646,471
                                                      -----------   ----------
 PROPERTY AND EQUIPMENT, net                            1,319,633    1,539,544
 PROPERTY AND EQUIPMENT HELD FOR SALE                     320,307      320,307
 ADVERTISING CREDITS                                    2,453,027    2,453,027
 OTHER ASSETS                                             193,493      205,473
 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF
  COMPANY ACQUIRED, net of accumulated amortization
  of $165,859 at April 30, 2001 and $104,148 at
  October 31, 2000                                      1,906,816      937,327
                                                      -----------   ----------
 TOTAL ASSETS                                        $  7,334,390  $ 6,102,149
                                                      ===========   ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

 CURRENT LIABILITIES
    Current portion of long-term debt, net of debt
     discount of none and $315,988 at April 30,
     2001 and October 31, 2000, respectively         $          -  $   684,012
    Note payable to shareholder                           755,958      346,000
    Current portion of capital lease obligation            79,293      102,472
    Trade accounts payable                              2,980,687    3,930,315
    Accrued liabilities                                   149,257      365,765
    Deferred revenue                                       77,005       47,190
                                                      -----------   ----------
        Total current liabilities                       4,042,200    5,475,754
                                                      -----------   ----------

 LONG-TERM DEBT, net of debt discount of $83,255          916,745            -
   at April 30, 2001
 CAPITAL LEASE OBLIGATION, net of current portion         118,616      118,615

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY
    Common stock, 44,169,100 shares authorized;
     $.001 par value; 11,416,590 shares issued and
     11,404,568 shares outstanding at April 30, 2001
     and 9,895,090 shares issued and 9,883,068
     outstanding at October 31, 2000                       11,416        9,895
    Additional paid-in capital                         33,476,329   31,325,432
    Accumulated deficit                               (30,717,730) (30,750,181)
    Accumulated other comprehensive income (loss)        (441,236)      (5,416)
    Treasury stock, 12,022 common shares at cost          (54,870)     (54,870)
    Note receivable - common stock                        (17,080)     (17,080)
                                                      -----------   ----------
        Total shareholders' equity                      2,256,829      507,780
                                                      -----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  7,334,390  $ 6,102,149
                                                      ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                        APRIL 30,                   APRIL 30,
                                                 ------------------------    -----------------------
                                                    2001         2000           2001         2000
                                                 ----------    ----------    ----------   ----------
  REVENUES
       Revenues                                 $   903,639   $ 2,823,704   $ 1,794,258  $ 6,630,471
                                                 ----------    ----------    ----------   ----------
             Total revenues                         903,639     2,823,704     1,794,258    6,630,471

  COSTS AND EXPENSES
       Cost of revenue                              609,367     3,109,052     1,276,373    7,472,725
       Sales & marketing                            223,001       278,569       425,575      786,783
       General & administrative                     598,259     1,741,938     1,211,609    2,682,034
       Depreciation and amortization                155,612       159,342       302,502      274,447
                                                 ----------    ----------    ----------   ----------
             Total costs and expenses             1,586,239     5,288,901     3,216,059   11,215,989
                                                 ----------    ----------    ----------   ----------
                    Operating income (loss)        (682,600)   (2,465,197)   (1,421,801)  (4,585,518)

  OTHER INCOME (EXPENSES)
       Financing fees                                (3,620)     (240,260)     (319,608)    (240,260)
       Interest income (expense), net               (12,730)      (16,899)      (15,514)      20,052
       Other income related to settlement
        of disputes                                  97,186             -     1,009,373            -
                                                 ----------    ----------    ----------   ----------
             Total other income (expense)            80,836      (257,159)      674,251     (220,208)
                                                 ----------    ----------    ----------   ----------
  NET LOSS BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                             (601,764)   (2,722,356)     (747,550)  (4,805,726)

  PROVISION FOR INCOME TAXES                              -             -             -            -
                                                 ----------    ----------    ----------   ----------
  NET LOSS BEFORE EXTRAORDINARY ITEM               (601,764)   (2,722,356)     (747,550)  (4,805,726)
                                                 ----------    ----------    ----------   ----------

  EXTRAORDINARY ITEM-forgiveness of debt                  -             -       780,000            -
                                                 ----------    ----------    ----------   ----------
  NET INCOME (LOSS)                             $  (601,764)  $(2,722,356)  $    32,450  $(4,805,726)
                                                 ==========    ==========    ==========   ==========

  BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    Income (loss) before extraordinary item     $     (0.06)  $     (0.33)  $     (0.07) $     (0.59)
    Extraordinary item                                    -             -          0.07            -
                                                 ----------    ----------    ----------   ----------
      Basic earnings (loss) per share                 (0.06)        (0.33)         0.00        (0.59)

      Dilutive impact of stock options,
        warrants and convertible debentures               -             -             -            -
                                                 ----------    ----------    ----------   ----------
      Diluted earnings (loss) per share         $     (0.06)  $     (0.33)  $      0.00  $     (0.59)
                                                 ==========    ==========    ==========   ==========
  SHARES USED IN THE CALCULATION OF PER
    SHARE AMOUNTS:
      Basic common shares                        10,481,756     8,353,496    10,162,400    8,120,228

      Dilutive impact of stock options,
        warrants and convertible debentures               -             -       431,832            -
                                                 ----------    ----------    ----------   ----------
      Dilutive common shares                     10,481,756     8,353,496    10,594,232    8,120,228
                                                 ==========    ==========    ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


           DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              APRIL 30,
                                                      ------------------------
                                                          2001         2000
                                                      ----------    ----------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                $    32,450   $(4,805,726)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Financing fees and amortization of
          debt discount                                  319,608       240,260
        Other income related to settlement
          of disputes                                 (1,009,373)            -
        Forgiveness of debt                             (780,000)            -
        Depreciation and amortization                    302,502       274,447
        (Increase) decrease in:
           Trade accounts receivable                     (11,949)       11,147
           Accounts receivable - other                         -       (19,393)
           Inventory                                           -        82,539
           Prepaid expenses and other                     28,341        89,630
           Other assets                                   10,000       (84,344)
        Increase (decrease) in:
           Trade accounts payable                        386,441     2,851,966
           Accrued liabilities                          (216,508)       29,764
           Deferred revenue                               29,815      (173,834)
           Other payable                                       -       (80,000)
                                                      ----------    ----------
    Net cash provided by (used in) operating
      activities                                        (908,673)   (1,583,544)
                                                      ----------    ----------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                   (21,215)     (198,630)
    Payments on note receivable                                -       300,000
    Cash in DTI at acquisition date                            -        69,137
                                                      ----------    ----------
    Net cash provided by (used in) investing
      activities                                         (21,215)      170,507
                                                      ----------    ----------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on note payable                                   -      (724,000)
    Payments on shareholder note payable                (189,619)      (54,000)
    Proceeds from notes payable                        1,000,000     1,000,000
    Proceeds from shareholder note payable               599,577             -
    Payments on capital leases                           (23,178)      (47,991)
    Change in restricted cash                                  -       937,733
    Issuance of common shares for cash                         -       490,970
    Proceeds from exercise of stock options               34,344             -
                                                      ----------    ----------
    Net cash provided by (used in) financing
     activities                                        1,421,124     1,602,712
                                                      ----------    ----------
  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                          491,236       189,675

  Cash and cash equivalents at beginning of period        73,867       846,141
                                                      ----------    ----------
  Cash and cash equivalents at end of period         $   565,103   $ 1,035,816
                                                      ==========    ==========
  SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
    AND FINANCING ACTIVITIES
    Cash paid for interest                           $         -   $    20,894
    Conversion of debt to equity                       1,000,000             -
    Additional shares issued as
      purchase consideration                           1,031,200             -

  The accompanying notes are an integral part of these consolidated financial statements.


                         DIAL-THRU INTERNATIONAL CORPORATION
                                  AND SUBSIDIARIES

           NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE A - BASIS OF PRESENTATION

 The condensed consolidated financial statements of Dial-Thru International Corporation and its subsidiaries included in this Form 10-Q are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and six month periods ended April 30, 2001 and 2000 have been included. Operating results for the six month period ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2000.

 On November 2, 1999, the Company acquired substantially all of the business and assets of Dial-Thru International Corporation, a California corporation, now known as DTI-LIQCO, Inc., along with the rights to the name "Dial-Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom & Technologies, Inc. to Dial-Thru International Corporation("DTI").

 During fiscal 1998 and 1999, the Company's operations included mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers. Starting January 2000 following the acquistion of Dial Thru, the Company changed its focus from prepaid calling cards to becoming a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company now provides a variety of international and domestic communication services including international dial-thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its "VoIP" Network to effectively deliver the products to the end user.

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


 NOTE B - EARNINGS (LOSS) PER SHARE

 The shares issuable upon the exercise of stock options and warrants, and convertible debentures are included in earnings (loss) per share to the extent that they are dilutive.


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


 NOTE D - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company has an outstanding receivable from a customer of   approximately
 $435,000,  all of which has been reserved.

 The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. Accounts are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. At April 30, 2001 the Company had approximately $350,000 in excess of FDIC insured limits.


 NOTE E - ACQUISITION

 On November 2, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation (the "Seller"), a California corporation. The acquisition was effected pursuant to the terms of an Asset Purchase Agreement between the Company, a wholly owned subsidiary of the Company, the Seller and John Jenkins, the sole shareholder of the Seller. The Company issued to the Seller an aggregate of 1,000,000 shares of common stock, recorded a total purchase price of $937,500 using the Company's common stock price at the time the acquisition was announced, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified goals. In March 2001, the additional 1,000,000 shares of common stock were issued to the Seller in accordance with the terms of the Asset Purchase Agreement, and recorded an addition to the purchase price of $1,031,200 using the Company's common stock price at the time of approval of the issuance. The acquisition was accounted for as a purchase. Goodwill initially recorded in the acquisition will be amortized over a period of 10 years beginning November 1999. Incremental goodwill is being amortized over its remaining life, approximately 8.5 years. The results of operations of the acquired entity are included in the consolidated operations of the Company from November 1, 1999.


 NOTE F - CONVERTIBLE DEBENTURES

 In February 2000, the Company executed non-interest bearing convertible note agreements (the "Agreements") with nine accredited investors, which provided financing of $1,000,000. The notes were payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000. If the notes were not repaid within 90 days of issuance, they were convertible into shares of common stock at $4.00 per share while remaining outstanding. The Company recorded financing fees of approximately $117,000 in February 2000 related to these notes for the difference in the conversion price of $4.00 and the market price of $4.47 on the date the notes were approved by the Board of Directors. The Company also issued to the holders of the notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. In February 2000, the Company recorded deferred financing fees of approximately $492,000. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.62; and an expected life of the warrants of three years. The Company is amortizing these fees over the initial maturity of these notes of one year. The amount is fully amortized as of April 30, 2001. Under the terms of the agreement, additional warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share were issued to the holders of the notes upon conversion of the debt to equity as discussed below. During March 2001, terms of the convertible notes were modified and the debt was converted into 400,000 common shares. Additionally, in connection with the conversion, the warrants to purchase 250,000 shares of common stock were modified to allow for an exercise price of $0.01 per share and 150,000 additional warrants with as exercise price of $3.00 per share were issued to the note holders.

 On April 11, 2001, the Company executed a 6% convertible note agreement (the "Agreement") with Global Capital Funding Group L.P, which provided financing of $1,000,000. Note maturity date is April 11, 2003. The conversion price equals to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 80% of the average of the five(5) lowest volume weighted average sales price as reported by Bloomberg L.P. during the twenty
 (20) Trading Days immediately preceding but not including the date of the related Notice on Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Conversion Debentures shall be at the Formula Price. The Company also issued to the holders of the notes warrants to acquire aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. In April 2001, the Company recorded deferred financing fees of approximately $86,875. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.53; and an expected life of the warrants of five years. The Company is amortizing these fees over the initial maturity of these notes of two years. The amount charged to expense and accumulated amortization for the three months ended April 30, 2001 totaled approximately $3,600.


 NOTE G - RELATED PARTY PAYABLE

 In connection with the acquisition of Dial-Thru International Corporation on November 2, 1999, the Company assumed a related party note payable to the sole owner of the acquired entity of approximately $400,000. The note bears interest at 6% per annum, is payable in quarterly installments of $50,000 plus interest beginning November 1, 1999, and matures on August 1, 2001. The Company is currently in arrears of quarterly payments to the noteholder and during the three month period ended April 30, 2001 an additional net loan in the amount of $109,958 was provided by the note holder. The outstanding balance at April 30, 2001 was $755,958, and is classified as a current liability.


 NOTE H - SHAREHOLDERS' EQUITY

 COMMON STOCK ISSUANCES

 For the six months ended April 30, 2001, the Company issued an additional 121,500 shares in connection with the exercise of options for $34,344.


 Note I - MARKETABLE SECURITIES

 Marketable securities include one investment in a common stock and are classified as available-for-sale and carried at market value. Unrealized holding gains and losses are reported as a separate component of Stockholders' equity until realized. Realized gains and losses on the sale of investments are based upon specific identification method and are included in the statement of operations. During the six months ended April 30, 2001, a reduction in market value resulted in an unrealized loss of $435,820.


 NOTE J - SETTLEMENT OF LEGAL/CARRIER DISPUTES AND FORGIVENESS OF DEBT

 During the quarter ended January 31, 2001 the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The $780,000 credit for past services is recorded as forgiveness of debt in the accompanying statement of operations. The Company also received 1,100,000 shares of common stock of Star Telecommunications which were recorded at fair value totaling $446,820. The credit for future services is contingent on the Company using these services and at the time of settlement there is no basis for valuing these services. Fair value of these services will be credited to other income and charged to operations as utilized.

 The Company also recorded income of $465,000 in connection with the settlement of disputes with RSL Communications, Inc. ("RSL") during the six months ended April 30, 2001. This amount was originally credited to the Company by RSL during the year ended October 31, 2000. Subsequently, the credit was rescinded and as the outcome was unclear no benefit was recorded during fiscal 2000. During the first quarter 2001 the credit was acknowledged by RSL management. The vendor is in the process of liquidating its United States operations. Accordingly, the Company has applied the credit to amounts owed to the vendor and recorded the effect as income in other income and expense in the three months ended January 31, 2001.

 During the quarter ended April 30, 2001, the Company settled other disputes in connection with carrier services resulting in other income of $97,186.


 NOTE K - SEGMENT INFORMATION

 The Company is organized by line of business. Historically, the two major lines of business operating segments are prepaid phone cards and call back/dial thru services. The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. Revenue represents revenue from external customers.

 During the six months ended April 30, 2001 substantially all revenue and expenses related to call back and dial thru services. At April 30, 2001, substantially all assets other than property and equipment held for sale are now used in the call back and dial thru business operations. Revenue and net loss for the prepaid card business and dial thru business for the six months ended April 30, 2000 were $2,713,933, $3,884,812 and $3,916,538 and $920,914, respectively. Total assets of the prepaid business and dial thru business at April 30, 2000 were $2,805,474 and $2,476,010, respectively.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

 The following discussion should be read in conjunction with the Company's Form 10-K and the consolidated financial statements for the years ended October 31, 2000, 1999, and 1998; the Company's Form 10-Q for the quarter ending April 30, 2000; and the consolidated financial statements and related notes for the quarter ended April 30, 2001 found elsewhere in this report.


 RESULTS OF OPERATIONS

 THREE MONTH COMPARISON

 REVENUES

 Revenues were $904,000 for the quarter ended April 30, 2001, compared to $2,824,000 for the quarter ended April 30, 2000, representing a decrease of 68% from the prior period. The decrease in revenues for this quarter compared to the prior year resulted primarily from the Company's change in business focus away from the prepaid long distance market and toward providing international communication services for small to medium-size businesses. Costs associated with the discontinuation of certain distribution channels have prevented the Company from fully marketing according to its plans for the redirected business. Now that these costs have been eliminated and new markets have been opened, the Company anticipates experiencing substantial revenue growth in future periods.

 EXPENSES

 Costs of revenues were $609,000, or 67% of revenues, for the quarter ended April 30, 2001, compared to $3,109,000, or 110% of revenues, for the quarter ended April 30, 2000. By focusing its business on providing international communication services the Company has been able to demonstrate the ability to produce positive margins on sales across its product line.

 Settlement of a dispute with a carrier over charges in prior periods resulted in income of $97,000 to the Company. This is reflected as a credit to Other Income on the Consolidated Statements of Operations for the period.

 Sales and marketing costs were $223,000, or 25% of revenues for the quarter ended April 30, 2001, compared to $279,000, or 10% of revenues, for the quarter ended April 30, 2000. This represents a 20% decrease in such costs from the prior period. Sales and marketing costs incurred during the prior period were primarily associated with the operation of the distribution channel for the prepaid products. The change in the focus of the Company's operations has reduced its sales and marketing costs in absolute terms, as the prepaid calling card business required a large sales and marketing staff. In the short term, while the Company is opening a number of new international markets just beginning to produce revenues, sales and marketing costs as a percentage of revenues have increased. In the long term, however, when these markets are fully developed, the Company expects that sales and marketing costs will decline as a percentage of revenue.

 General and administrative costs were $598,000, or 66% of revenue, for the quarter ended April 30, 2001, compared to $1,742,000, or 62% of revenue, for the quarter ended April 30, 2000. This represents in dollar terms a 65% decrease from the prior period. The change in the focus of the Company's business has resulted in an overall drop of its general and administrative expenses, and the Company anticipates a reduction of these costs as a percentage of revenue in future periods.

 During the quarter ended April 30, 2001, the Company incurred net interest expense of $13,000 and financing fees of $4,000 compared with net interest expense of $17,000 and financing fees of $240,000 for the quarter ended April 30, 2000.

 As a result of the foregoing, the Company incurred a net loss of $602,000, or $0.06 per share, for the quarter ended April 30, 2001, as compared to a net loss of $2,722,000, or $0.33 per share, for the quarter ended April 30, 2000.


 SIX MONTH COMPARISON

 REVENUES

 Revenues were $1,794,000 for the six months ended April 30,2001, compared to $6,630,000 for the six months ended April 30, 2000, representing a decrease of 73% from the prior period. The decrease in revenues for this period compared to the prior year resulted primarily from the Company's change in business focus away from the prepaid long distance market and toward providing international communication services for small- to medium-size businesses. Costs associated with the discontinuation of certain distribution channels have prevented the Company from fully marketing according to its plans for the redirected business. Now that these costs have been eliminated and new markets have been opened, the Company anticipates experiencing substantial revenue growth in future periods.

 EXPENSES

 Costs of revenues were $1,276,000, or 71% of revenues, for the six months ended April 30, 2001, compared to $7,473,000, or 113% of revenues, for the six months ended April 30, 2000. By focusing its business on providing international communication services the Company has been able to demonstrate the ability to produce positive margins on sales across its product line.

 Sales and marketing costs were $426,000, or 24% of revenues for the six months ended April 30, 2001, compared to $787,000, or 12% of revenues, for the six months ended April 30, 2000. This represents a 46% decrease in such costs from the prior period. Sales and marketing costs incurred during the prior period were primarily associated with the operation of the distribution channel for the prepaid products. The change in the focus of the Company's operations has reduced its sales and marketing costs in absolute terms, as the prepaid calling card business required a large sales and marketing staff. In the short term, while the Company is opening a number of new international markets just beginning to produce revenues, sales and marketing costs as a percentage of revenues have increased. In the long term, however, when these markets are fully developed, the Company expects that sales and marketing costs will decline as a percentage of revenue.

 General and administrative costs were $1,212,000, or 68% of revenue, for the six months ended April 30, 2001, compared to $2,682,000, or 40% of revenue, for the six months ended April 30, 2000. However this represents in dollar terms a 55% decrease from the prior period. The change in the focus of the Company's business has resulted in an overall drop of its general and administrative expenses, and the Company anticipates a reduction of these costs as a percentage of revenue in future periods.

 During the six months ended April 30, 2001, the Company incurred net interest expense of $16,000 and financing fees of $320,000 compared with net interest income of $20,000 and financing fees of $240,000 for the six months ended April 30, 2000.

 SETTLEMENT OF LEGAL/CARRIER DISPUTES AND FORGIVENESS OF DEBT

 During the quarter ended January 31, 2001 the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The $780,000 credit for past services is recorded as forgiveness of debt in the accompanying statement of operations. The Company also received 1,100,000 shares of common stock of Star Telecommunications which were recorded at fair value totaling $446,820. The credit for future services is contingent on the Company using these services and at the time of settlement there is no basis for valuing these services. Fair value of these services will be credited to other income and charged to operations as utilized.

 The Company also recorded income of $465,000 in connection with the settlement of disputes with RSL Communications, Inc. ("RSL") during the six months ended April 30, 2001. This amount was originally credited to the Company by RSL during the year ended October 31, 2000. Subsequently, the credit was rescinded and as the outcome was unclear no benefit was recorded during fiscal 2000. During the first quarter 2001 the credit was acknowledged by RSL management. The vendor is in the process of liquidating its United States operations. Accordingly, the Company has applied the credit to amounts owed to the vendor and recorded the effect as income in other income and expense in the three months ended January 31, 2001.

 During the quarter ended April 30, 2001, the Company settled other disputes in connection with carrier services resulting in other income of $97,186.

 During the six months ended April 30, 2001 the Company recorded other income
 relating  to  settlement  of  disputes  totaling  $1,009,373  and   recorded
 forgiveness of debt income totaling $780,000.

 As a result of the foregoing, the Company generated net income of $32,000 or $0.00 per share, for the six months ended April 30, 2001, as compared to a net loss of $4,806,000, or $0.59 per share, for the six months ended April 30, 2000.


 LIQUIDITY AND CAPITAL RESOURCES

 At April 30, 2001, the Company had cash and cash equivalents of $565,000, an increase of $491,000 from the balance at October 31, 2000. As of April 30, 2001, the Company had a working capital deficit of $2,901,000, compared to a working capital deficit of $2,869,000 at April 30, 2000. As of April 30, 2001, the Company's current assets of $1,141,000 included cash and cash equivalents of $565,000 and net accounts receivable of $468,000.

 During the six months ended April 30, 2001, net cash used in operating activities was $909,000, compared to net cash used in operating activities of $1,584,000 for the six months ended April 30, 2000. The decrease in net cash used in operating activities for the six months ended April 30, 2001 was primarily due to the net income of $32,000 versus a net loss of $4,806,000 from the comparable period in the prior year offset partially by other changes in current assets and liabilities. Deferred revenue increased to $77,000 for the period ending April 30, 2001 from $47,000 in the prior period due to an increase in prepaid customer amounts.

 Cash used in investing activities was $21,000 for the six months ended April 30, 2001, compared to cash provided by investing activities of $171,000 for the six months ended April 30, 2000. The net change was primarily attributable to capital equipment purchases of $199,000 offset by receipts of $300,000 in notes receivable, during the six months ended April 30, 2000.

 Cash provided by financing activities for the six months ended April 30, 2001 totaled $1,421,000, compared to cash provided by financing activities of $1,603,000 for the six months ended April 30, 2000. During the six months ended April 30, 2001, significant components of cash provided by financing activities includes $1,000,000 in proceeds from notes payable and net proceeds from shareholder of $410,000. During the six months ended April 30, 2000, significant components of cash provided by financing activities includes net proceeds from notes payable of $276,000, cash released from restricted cash of $938,000 and proceeds from the exercise of stock options of $491,000.

 Because the Company is in a growth mode and at the same time refocused its operations during fiscal 2000, cash flow was constrained and resulted in slow payment to vendors and growth in payables. The Company's cash flow commitments entering fiscal 2001 included operating overhead, outstanding debt of $1 million, and settling a significant portion of its trade payables of $3.9 million (as of Oct. 31, 2000). The Company has made a significant reduction in monthly overhead expenses, the debt has been converted to equity, and the Company has made significant reductions of payables through settlements with carriers and expects to make additional reductions through use of trade credits. There are no other commitments or uncertainties that management is currently aware of.

 The Company believes that it will be able to significantly improve its cash flows in the coming year for the following reasons:

   1. The Company has lowered operating expenses by reorganization of operating staff and changing channels of distribution. This has resulted in reduced expenses in excess of $250,000 per month.
   2. The Company reached a favorable settlement with Star Telecommunications that reduced payables and future cash requirements. The Company eliminated a payable of $780,000, received approximately one million shares of common stock in Star, and received carrier usage credits for one year for domestic services which value will be determined as use occurs.
   3. The Company converted $1 million of debt into equity. (See additional discussion further).
   4. The Company expects to be able to bring in additional financing of 1 to 3 million dollars during fiscal year 2001, with $1 million of debt financing having already been completed in the second quarter. (See additional discussion further).
   5. The Company expects to be able to convert at least $1.5 million of its prepaid media credits into cash or services.
   6. The Company expects an increase in recurring revenues and improvements in profit margin due to changes in product focus sufficient to produce positive monthly operating cash flow by fiscal year end.

 To address its cash flow needs, the Company consummated a private placement of $1,000,000 in principal amount of convertible notes in February 2000. The notes were payable on the earlier of one year from the date of issuance or the closing of equity financing in excess of $5 million. During the second quarter, the notes were converted into 400,000 shares of the Company's common stock at a conversion price of $2.50 per share. The holders of the notes were also issued warrants to acquire an aggregate of 250,000 shares of the Company's common stock at an exercise price of one half at $3.00 per share and one half at $2.75 per share. As a condition of the conversion of the notes into common stock, the exercise price of these warrants were repriced to $0.01, and an additional 125,000 warrants were issued with an exercise price of $3.00.

 On April 11, 2001, the Company executed a 6% convertible note agreement (the "Agreement") with Global Capital Funding Group L.P, which provided financing of $1,000,000. Note maturity date is April 11, 2003. Conversion price equals to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 80% of the average of the five (5) lowest volume weighted average sales price as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice on Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Conversion Debentures shall be at the Formula Price.

 The Company also issued to the holders of the notes warrants to acquire aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. In April 2001, the Company recorded deferred financing fees of approximately $86,875. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.53; and an expected life of the warrants of five years. The Company is amortizing these fees over the initial maturity of these notes of two years. The amount charged to expense and accumulated amortization for the three months ended April 30, 2001 totaled approximately $3,600.

 The Company's growth models for its business are scaleable, but the rate of growth is dependent on the availability of future financing for capital resources. The Company plans to commit at least $2.0 million for capital investment for fiscal 2001, and plans to finance additional infrastructure development externally through debt and/or equity offerings and internally through the operations of its Telecommunications Business. The Company plans to obtain vendor financing for a major portion of its equipment needs associated with expansion. The Company also plans to exchange a portion of its prepaid media credits to reduce accounts payable, and to liquidate an additional portion of its prepaid media credits for cash. The Company believes that, with sufficient capital, it can significantly accelerate its growth plan. The Company's failure to obtain additional financing or to exchange or liquidate media credits, could significantly delay the Company's implementation of its business plan and have a material adverse effect on its business, financial condition and operating results.


  PART II.  OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following Exhibits are required to be filed with  this   quarterly
 report on Form 10-Q:

       4.1  Securities Purchase Agreement (filed herewith)


  (b)  Reports on Form 8-Ks

       None.


 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Dial-Thru International Corporation
                                    (Registrant)

  DATE: June 15, 2001               /s/  John Jenkins
        --------------------------  ----------------------------------
                                    John Jenkins
                                    President, Chief Financial Officer
                                    (Principal Financial Officer)