Form 10-K/A
period 2000-10-31
DIAL THRU INTERNATIONAL CORP
filed 2001-08-03
CIK 913659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC. 20549
                           ------------------------

                                  FORM 10-K/A
                               (Amendment No. 2)

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

                           CERTAIN BUSINESS FACTORS

 Limited Operating History; Net Losses


      The Company commenced its Telecommunications Business in early 1998. For the years ended October 31, 2000, 1999 and 1998, the Company recorded net losses from continuing operations of approximately $11.2 million, $3.8 million and $2.6 million, respectively, on revenues from continuing operations of approximately $8.6 million, $3.1 million and $2.2 million, respectively. The losses in fiscal 2000 were primarily attributable to costs associated with the refocusing and consolidation of operations of the Company following the merger of two businesses, and costs associated with redirecting the Company away from the domestic prepaid phone card market and toward the international IP telephony market. The losses in fiscal 1999 were primarily attributable to the startup costs associated with establishing the Company's facilities-based operations, marketing costs associated with establishing the Company's distribution channels, and research and development costs associated with development of the Company's VIP Card[TM] product. The losses in fiscal 1998 were primarily attributable to the Company's unsuccessful acquisition of USC and a one-time charge of approximately $1.2 million incurred in connection with the disposition of USC. As the Company continues to increase its distribution network and customer base, and develop its private IP telephony network, it may continue to experience losses.

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

 Recent Sales of Unregistered Securities

      Not Applicable.


 Item 6.  Selected Financial Data


                                                   FISCAL YEARS ENDED OCTOBER 31

--------------------------------------------------
                                          2000       1999       1998       1997
     1996
                                         ------     ------     ------      -----
     -----
                                       (Restated)
 CONSOLIDATED STATEMENT OF OPERATIONS
   DATA (1):
 Revenues                               $ 8,591    $ 3,117    $ 2,189     $   --
    $   --
 Cost of revenues                         9,971      2,982      2,155         --
        --
 Operating expenses                       9,142      4,028      1,399         --
        --
 Interest income (expense)                 (665)        79       (101)        --
        --
 Loss on disposal of USC                     --         --     (1,155)        --
        --
 Income (loss) from continuing
   operations                           (11,187)    (3,815)    (2,621)        --
        --
 Income (loss) from discontinued
   operations                                --      5,528       (103)        87
       143
 Net income (loss)                      (11,187)     1,713     (2,724)        87
       143
 Net income (loss) per share(2)         $ (1.31)   $  0.25    $ (0.38)    $ 0.01
    $ 0.02

 CONSOLIDATED BALANCE SHEET DATA(1):
 Total assets
   Continuing operations                  6,102      4,467      1,411         --
        --
   Discontinued operations                   --         --      3,880      4,578
     4,741
 Working capital (deficiency)
   Continuing operations                 (4,829)     1,251     (1,460)        --
        --
   Discontinued operations                   --         --        622        664
       701
 Noncurrent obligations
   Continuing operations                    119        562         --         --
        --
   Discontinued operations                   --         --        147        178
       256
 Shareholders' equity                       508      2,865      1,064      2,220
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


      In the third quarter of fiscal 2000, the Company further concentrated its efforts toward its global VoIP telecommunications strategy by completing the consolidation of its Dallas, Texas and Los Angeles, California operations into a single facility in Los Angeles, which also houses two sets of the Company's telecommunications switching equipment and enhanced services platforms. Significant reductions in cost have resulted from combining operational organizations. Costs incurred to accomplish this include the relocation of office facilities and staff, as well as costs associated with reduction of personnel resulting from redundancies. Defocusing on the prepaid market caused the Company to incur other costs associated with the closure of certain distribution channels, and also resulted in a reduction of revenues. The reduction of revenues, however, came from the low or negative margin portion of the business that the Company is moving away from. This refocusing and consolidation of operations is also expected to result in not only greater savings in the future,  but  also  higher  profits  and  more  sustainable  revenues.  This consolidation and reduction in staff will also allow the Company to significantly reduce its overhead and contribute to its goal of reaching positive cash flow in the near term. The decision to proceed with this consolidation of operations allows the Company to maximize the amount of its resources available to be directed toward the continued growth of its global network infrastructure.


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

      Revenues


      For the year ended October 31, 2000, the Company had revenues from continuing operations of $8,591,000, an increase of $5,475,000 or 176% over 1999. This increase is primarily attributable to revenues of approximately $5,836,000 arising from the business acquired in the DTI Acquisition. There is significant growth projected from this business as the Company continues to add customers and additional products to the existing customer base thus allowing greater customer retention and profit margin from each existing customer. Although the shift of business from the prepaid market to international IP communications resulted in a reduction of revenues from the prepaid portion of the Company's business, management believes that this shift will ultimately allow the Company to increase and sustain higher margins, as well as improve customer retention and EBITDA growth in the years to come. As a result of the shift away from the prepaid phone card business, deferred revenue has declined.


      Expenses


      For the year ended October 31, 2000, the Company had total direct costs of revenues relating to revenues from continuing operations of $9,971,000, an increase of $6,989,000 or 234% from 1999. This increase is primarily attributable to the Company's 176% increase in sales combined with the negative margins resulting from the Company's prepaid phone card product line and the reduction thereof. A substantial portion of this negative margin was related to the Company's sale of prepaid phone cards for use between the United States and Mexico. Changes in competitive pricing structures combined with changes in predicted average call durations resulted in carrier costs exceeding revenues. The Company anticipates a significant reduction in these costs as carrier and facilities obligations are settled, which will have a positive impact on future operations and earnings.



      General and administrative expenses attributable to continuing operations, comprised primarily of management, accounting, legal and overhead expenses, were $5,202,000 and $2,683,000 for the years ended October 31, 2000 and October 31, 1999 respectively. This increase of $2,519,000, or 94%, is primarily attributable to costs associated with the DTI Acquisition of $447,000, costs associated with the merger of the businesses and the relocation of the Dallas, Texas operations to Los Angeles, California of $330,000, costs associated with the closing of field distribution centers for prepaid phone cards of $271,000, and costs associated with refocusing business efforts away from the less profitable prepaid phone card market to the higher margin international IP communications market of $1,479,000. In addition, approximately $1,000,000 of this $2,519,000 increase relates to bad debt expenses recorded for uncollectible trade receivables associated with the DTI business and the Company's prepaid phone card business and a note receivable associated with the prepaid phone card business. The remaining increase during the year of approximately $1,500,000 is directly related to the business acquired in the DTI Acquistion. As part of the Company's cost reduction efforts associated with the merger of the two businesses, management implemented changes in expenditure policies which have reduced, and will continue to reduce, overall general and administrative and overhead costs in future periods.

      Sales and marketing expenses attributable to continuing operations increased from $1,254,000 for the year ended October 31, 1999 to $2,800,000 for the year ended October 31, 2000. This increase of $1,546,000 or 123% is primarily due to a non-cash charge of $1,937,184 recorded for warrants previously issued to employees who changed their status to independent distributors offset partially by a reduction in emphasis on the prepaid phone card portion of the Company's business, which has a much higher cost of sales and marketing than the international IP telephony portion of the business. In addition, the Company has transitioned a significant portion of its sales and marketing activities into countries where the Company is building infrastructure. This has allowed the Company to achieve a reduction in these costs during the year, and will continue to recognize significant savings in future periods. Given these changes in strategy during the year, management anticipates continuing reductions in the cost of sales and marketing as a percentage of revenue.

      The Company also recorded an impairment charge of $575,542 to write down advertising credits to their estimated fair value.


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


      As a result of the foregoing, the Company incurred a net loss from continuing operations of $11,187,000, or $1.31 per share, for the year ended October 31, 2000 compared with a net loss from continuing operations of $3,815,000, or $0.56 per share, for the year ended October 31, 1999. The Company's efforts with regard to the consolidation of business and reduction in staff associated with the relocation of operations to Los Angeles have allowed the Company to reduce its overhead and will contribute to its goal of reaching positive cash flow in the near term.

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

 Quarterly Results of Operations

 The following table sets forth selected unaudited quarterly information for the Company for the last eight fiscal quarters:

                                              Quarter Ended

                                 January 31   April 30   July 31   October 31
  Year
                                     $           $          $           $
    $
                                 ---------   ---------  ---------   ---------
-----------
 1999
  Revenue                        1,542,719     846,020    500,107     228,065
3,116,911
  Income (Loss) from operations   (526,574)   (689,486)  (941,952) (1,735,679)
(3,893,691)
  Effect of discontinued
    operations                   2,233,870   1,366,518  1,378,525     331,014
5,309,927
  Net Income (Loss)              1,707,296     693,837    456,294  (1,144,047)
1,713,380
  Basic and diluted income
    (loss) per share                  0.26        0.10       0.07       (0.18)
     0.25


 2000
  Revenue                        3,806,767   2,823,704    952,667   1,008,311
8,591,449
  Income (Loss) from operations (2,120,321) (4,402,381)  (848,626) (3,150,736)
(10,522,064)
  Net Income (Loss)             (2,083,370) (4,659,540)  (965,071) (3,478,761)
(11,186,742)
  Basic and diluted income
    (loss) per share                 (0.26)      (0.56)     (0.11)      (0.38)
    (1.31)

  Discontinued operations in 1999 represents income from sale of businesses

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


      At October 31, 2000, the Company had cash and cash equivalents of approximately $74,000, a decrease of $772,000 from the balance at October 31, 1999. Because the Company is in a growth mode and at the same time refocused its operations during fiscal 2000, cash flow was constrained and resulted in slow payment to vendors and growth in payables. The Company's cash flow commitments include covering current operating overhead, outstanding debt of $1 million, a note payable to shareholder of $346,000, and settling a significant portion of its trade payables of $3.9 million (as of Oct. 31, 2000). The Company has made a significant reduction in monthly overhead expenses, the debt is expected to be converted to equity, and the Company expects significant reduction of payables through settlements with carriers and use of trade credits. There are no other significant commitments or uncertainties that management is currently aware of.

      The Company believes that it will be able to significantly improve its cash flow situation in the coming year for the following reasons:

      1. The Company has lowered operating expenses by reorganizing operating staff and changing channels of distribution. This has resulted in savings in excess of $250,000 per month.
      2. The   Company   expects   a   favorable   settlement  with   Star
         Telecommunications that will reduce payables and future cash requirements. The Company expects to eliminate a payable of $780,000 receive approximately one million shares of common stock in Star, and receive carrier usage credits for one year for domestic services which value will be determined as use occurs.
      3. The Company expects to be able to convert $1 million in debt to equity.
      4. The Company expects to be able to bring in additional equity investments of 1 to 3 million dollars during of fiscal year 2001, with $1 million being received in the second quarter.
      5. The Company expects to be able to convert at least $1.5 million of its prepaid media credits into cash or services during fiscal 2001.
      6. The Company expects an increase in recurring revenues and improvements in profit margin due to changes in product focus sufficient to produce positive monthly operating cash flow by fiscal year end.
      7. During the next twelve month period the Company believes it will need approximately $2 million thru improved operating cash flow or additional financing transactions.

      Cashflows from Operations

      Net cash used in continuing operating activities totaled $4,157,000 for the year ended October 31, 2000, compared to net cash used in continuing operating activities of $3,613,000 for the year ended October 31, 1999. The increase in net cash used in operating activities for the year ended October 31, 2000 was primarily due to the net loss for such period of $11,187,000, adjusted for: loss from disposal of fixed assets of $121,000 and depreciation and amortization of $565,000; bad debt expense of $695,000; impairment provision on advertising credits of $576,000; stock and warrants issued for services of $1,937,000; inventory write-offs of $59,000; financing fees and amortization of debt discount of $679,000; and net changes in operating assets and liabilities of $2,398,000. For the year ended October 31, 1999, the net cash used in operating activities was comprised of the Company's net income of $1,713,000, adjusted for: gain from discontinued operations of $5,528,000; depreciation and amortization of $91,000; stock and warrants issued for services of $80,000; bad debt expense of $406,000; and net changes in operating assets and liabilities of $375,000.


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

 10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523 (the "Form S-3"), and incorporated herein by reference)

 10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated October 31, 1998, and incorporated herein by reference)

 10.3 * Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins.

 11.1 * Statement re: Computation of earnings per share

 21.1 * Subsidiaries of the Registrant

 23.1 * Consent of Independent Certified Public Accountants



    *   Filed with 10-K and/or 10-K/A amendment # 1.


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

 Dated August 2, 2001

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


 As more fully described in Note S, subsequent to the issuance of the Company's fiscal 2000 financial statements and our report thereon dated December 1, 2000 we became aware that these financial statements include advertising credits initially recorded at $2,453,027 which should have been recorded at $3,028,569 which equals the fair value of the Company's common stock issued to acquire these credits. These revised financial statements also reflect an impairment charge of $575,542 which writes the advertising credits down to $2,453,027, the Company's estimated fair value of these credits at October 31, 2001. In addition, these revised financial statements have been amended to include a charge of $1,937,184 in connection with stock warrants which were originally issued to employees for services who subsequently changed there status and became distributors of the Company's prepaid products. The financial statements as of and for the year ended October 31, 2000 include the effect of these restatements. In our original report we expressed an unqualified opinion on the fiscal 2000 financial statements, with an additional explanatory paragraph which expressed substantial doubt about the Company's ability to continue as a going concern. Our opinion on the revised financial statements, as expressed herein, remains unqualified and the explanatory paragraph as previously presented remains unchanged.


                                              /s/ KING GRIFFIN & ADAMSON P.C.
                                              -------------------------------
                                                  King Griffin & Adamson P.C.
 Dallas, Texas
 December 1, 2000


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                     ASSETS
                                                              October 31,
                                                        -----------------------
                                                           2000         1999
                                                        ----------   ----------
                                                        (Restated)
CURRENT ASSETS
  Cash and cash equivalents                            $    73,867  $   846,141
  Restricted cash                                                -      613,634
  Trade accounts receivable, net of allowance
    for doubtful accounts of $930,766 and
    $181,675 in 2000 and 1999, respectively                455,819      297,914
  Inventory                                                      -      141,017
  Prepaid expenses and other                               116,785       92,074
  Current portion of long-term receivable,
    net of allowance for doubtful accounts
    of $55,000 and $20,000 in 2000 and
    1999, respectively                                           -      300,000
                                                        ----------   ----------
      Total current assets                                 646,471    2,290,780
                                                        ----------   ----------

PROPERTY AND EQUIPMENT, net                              1,539,544    1,421,328
PROPERTY AND EQUIPMENT HELD FOR SALE                       320,307            -
RESTRICTED CASH, NET OF CURRENT PORTION                          -      624,099
LONG-TERM RECEIVABLE, NET OF CURRENT PORTION, net
  of allowance for doubtful accounts of $40,000
  and $30,000 in 2000 and 1999, respectively                     -       50,000
ADVERTISING CREDITS, net of impairment provision
  of $575,542                                            2,453,027            -
OTHER ASSETS                                               205,473       80,582
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
  OF COMPANY ACQUIRED, net of amortization of
  $104,148 in 2000                                         937,327            -
                                                        ----------   ----------
TOTAL ASSETS                                           $ 6,102,149  $ 4,466,789
                                                        ==========   ==========


       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt, net
    of debt discount of $315,988 in 2000                   684,012      162,000
  Current portion of capital lease                         102,472            -
  Trade accounts payable                                 3,930,315      336,053
  Accrued liabilities                                      365,765      306,239
  Deferred revenue                                          47,190      235,104
  Note payable to shareholder                              346,000            -
                                                        ----------   ----------
      Total current liabilities                          5,475,754    1,039,396
                                                        ----------   ----------

LONG-TERM DEBT, NET OF CURRENT PORTION                           -      562,000
CAPITAL LEASE, NET OF CURRENT PORTION                      118,615            -

COMMITMENTS AND CONTINGENCIES (Notes C and O)

SHAREHOLDERS' EQUITY
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued or outstanding                -            -
  Common stock, 44,169,100 shares authorized; $.001
    par value; 9,895,090 shares issued and 9,883,068
    shares outstanding in 2000 and 6,881,005 shares
    issued and outstanding in 1999                           9,895        6,881
  Additional paid-in capital                            33,838,158   24,940,093
  Accumulated deficit                                  (33,262,907) (22,076,165
  Accumulated other comprehensive income                    (5,416)      (5,416)
  Treasury stock, 12,022 common shares in 2000 at cost     (54,870)           -
  Subscription receivable - common stock                   (17,080)           -
                                                        ----------   ----------
      Total shareholders' equity                           507,780    2,865,393
                                                        ----------   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 6,102,149  $ 4,466,789
                                                        ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.




             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year ended October 31,

---------------------------------------
                                                     2000          1999
 1998
                                                  ----------    ----------
----------
                                                  (Restated)
REVENUES
     Dial thru services                         $  5,836,392   $         -    $
       -
     Prepaid phone cards and other                 2,755,057     3,116,911
1,479,588
     Prepaid phone cards - USC                             -             -
 709,525
                                                 -----------    ----------
----------
           Total revenues                          8,591,449     3,116,911
2,189,113

COSTS AND EXPENSES
     Dial thru services                            5,750,839             -
       -
     Prepaid phone cards and other                 4,220,570     2,982,290
1,589,811
     Prepaid phone cards - USC                             -             -
 565,151
     Sales & marketing                               862,582     1,254,429
 388,506
     Non-cash sales & marketing expense for
       issuance of warrants                        1,937,184             -
       -
     General & administrative                      5,201,608     2,682,545
 436,939
     Selling general & administrative - USC                -             -
 554,253
     Impairment charge recorded to write down
       advertising credits                           575,542             -
       -
     Depreciation and amortization                   565,188        91,338
  19,356
                                                 -----------    ----------
----------
           Total cost and expenses                19,113,513     7,010,602
3,554,016
                                                 -----------    ----------
----------

                  Operating loss                 (10,522,064)   (3,893,691)
(1,364,903)

OTHER INCOME (EXPENSE)
     Interest and financing costs                   (679,258)      (95,836)
(155,318)
     Interest income                                  14,580       174,604
  54,535
     Loss on disposal of USC                               -             -
(1,155,385)
                                                 -----------    ----------
----------
           Total other income (expense)             (664,678)       78,768
(1,256,168)

NET LOSS FROM CONTINUING OPERATIONS              (11,186,742)   (3,814,923)
(2,621,071)

DISCONTINUED OPERATIONS
     Income (loss) from operation of software
        business, net of income taxes of $0                -       218,376
(103,091)
     Gain on sale of software business, net
        of income taxes of $0                              -     5,309,927
       -
                                                 -----------    ----------
----------
NET INCOME (LOSS)                               $(11,186,742)  $ 1,713,380
$(2,724,162)
                                                 ===========    ==========
==========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  Continuing operations                         $      (1.31)  $     (0.56)   $
   (0.37)
  Discontinued operations                                  -          0.81
   (0.01)
                                                 -----------    ----------
----------
    Net earnings (loss)                         $      (1.31)  $      0.25    $
   (0.38)
                                                 ===========    ==========
==========

SHARES USED IN THE CALCULATION OF PER
  SHARE AMOUNTS:
  Basic common shares                              8,544,105     6,803,471
7,095,937
  Dilutive impact of stock options, warrants
     and convertible debentures                            -             -
       -
                                                 -----------    ----------
----------
  Dilutive common shares                           8,544,105     6,803,471
7,095,937
                                                 ===========    ==========
==========

  The accompanying notes are an integral part of these consolidated financial statements.



             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                  Accumulated Subscription

                     Other    Receivable-
                                     Common   Common Stock  Treasury  Additional
     Accumulated Comprehensive  Common
                                     Shares      Amount       Stock   Paid-in
Capital    Deficit      Income      Stock     Total
                                   ----------  -----------   -------
---------------  -----------    ------   -------   ----------
Balance at October 31, 1997         6,611,005 $ 23,290,733  $      -   $
 -   $(21,065,383)  $(5,416) $      -  $ 2,219,934

Issuance of common stock
 and warrants in connection
 with acquisition of USC            1,500,000    2,647,398         -
 -              -         -         -    2,647,398
Effect of USC rescission           (1,500,000)  (1,079,322)        -
 -              -         -         -   (1,079,322)
Net Loss                                    -            -         -
 -     (2,724,162)        -         -   (2,724,162)
                                   ----------  -----------   -------
-----------    -----------    ------   -------   ----------
Balance at October 31, 1998         6,611,005   24,858,809         -
 -    (23,789,545)   (5,416)        -    1,063,848

Shares and warrants
 issued as compensation               250,000       80,165         -
 -              -         -         -       80,165
Effect of change from no par
 to $.001 par value common
 stock                                      -  (24,932,113)        -
24,932,113              -         -         -            -
Shares issued upon
 exercise of options                   20,000           20         -
7,980              -         -         -        8,000
Net income                                  -            -         -
 -      1,713,380         -         -    1,713,380
                                   ----------  -----------   -------
-----------    -----------    ------   -------   ----------
Balance at October 31, 1999         6,881,005        6,881         -
24,940,093    (22,076,165)   (5,416)        -    2,865,393

Issuance of common stock
 in connection
 with acquisition of DTI            1,000,000        1,000         -
936,500              -         -         -      937,500
Warrants issued as compensation             -            -         -
1,937,184              -         -         -    1,937,184
Shares issued for
 advertising credits                  914,285          914         -
3,027,655              -         -         -    3,028,569
Shares issued for cash                400,000          400         -
1,399,600              -         -         -    1,400,000
Shares issued upon exercise
 of options and warrants              699,800          700         -
601,880              -         -   (17,080)     585,500
Purchase of treasury stock                  -            -   (54,870)
 -              -         -         -      (54,870)
Issuance of warrants in
 connection with convertible notes          -            -         -
995,246              -         -         -      995,246
Net loss                                    -            -         -
 -    (11,186,742)                  -  (11,186,742)
                                   ----------  -----------   -------
-----------    -----------    ------   -------   ----------
Balance at October 31, 2000 -
 restated                           9,895,090 $      9,895  $(54,870)  $
33,838,158   $(33,262,907)  $(5,416) $(17,080) $   507,780
                                   ==========  ===========   =======
===========    ===========    ======   =======   ==========

  The accompanying notes are an integral part of these consolidated financial statements.



            DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Year ended
October 31,

--------------------------------------
                                                             2000          1999
        1998
                                                          ----------
----------    ----------
                                                          (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income  (loss)                                    $(11,186,742)  $
1,713,380   $(2,724,162)
  Adjustments to reconcile net income (loss) to net
    cash used in continuing operating activities:
      Loss (income) from discontinued operations                   -
(218,376)      103,091
      Loss from disposal of fixed assets                     121,360
-             -
      Gain on disposal of software business                        -
(5,309,927)            -
      Loss on disposal of USC                                      -
-     1,568,076
      Stock and warrants issued for services               1,937,184
80,165             -
      Bad debt expense                                       694,526
405,825             -
      Inventory write-off                                     58,526
-             -
      Financing fees and amortization of debt
         discount                                            679,258
-             -
      Impairment provision on advertising credits            575,542
-             -
      Depreciation and amortization                          565,188
91,338        19,356
      (Increase) decrease in:
         Trade accounts receivable                          (173,826)
(201,526)     (292,086)
         Inventory                                            82,491
88,655      (229,672)
         Prepaid expenses and other                           30,301
(63,072)      (29,002)
         Other assets                                       (128,851)
(180,389)      (17,387)
      Increase (decrease) in:
         Trade accounts payable                            2,854,082
(286,783)      771,799
         Accrued liabilities                                 (78,150)
78,661       227,578
         Deferred revenue                                   (187,914)
189,071        46,033
                                                          ----------
----------    ----------
  Net cash used in operating activities from
    continuing operations                                 (4,157,025)
(3,612,978)     (556,376)
                                                          ----------
----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of software business                          -
7,394,917             -
  Purchase of property and equipment                        (274,609)
(1,436,337)      (78,493)
  Advances made under note receivable                              -
-      (724,660)
  Cash in DTI at acquisition date                             69,137
-             -
  Payments received on note long-term receivable             255,000
115,569             -
                                                          ----------
----------    ----------
  Net cash provided by (used in) investing
    activities of continuing operations                       49,528
6,074,149      (803,153)
                                                          ----------
----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayment of) advances
    from shareholder                                         (54,000)
(1,500,000)    1,500,000
  Proceeds from debt                                       1,000,000
-             -
  Proceeds from note payable                                       -
805,000             -
  Payments on note payable                                  (724,000)
(81,000)            -
  Payments on capital leases                                 (55,140)
-             -
  Proceeds from common stock subscription                  1,400,000
-             -
  Proceeds from exercise of stock options                    585,500
8,000             -
  Purchase of treasury stock                                 (54,870)
-             -
  Cash restricted as collateral for note and
    letters of credit                                      1,237,733
(1,237,733)            -
                                                          ----------
----------    ----------
  Net cash provided by (used in) financing
    activities of continuing operations                    3,335,223
(2,005,733)    1,500,000
                                                          ----------
----------    ----------
Cash provided by (used in) discontinued operations                 -
183,094       (61,733)
                                                          ----------
----------    ----------
NET INCREASE (DECREASE) IN CASH                             (772,274)
638,532        78,738

Cash and cash equivalents at beginning of year               846,141
207,609       128,871
                                                          ----------
----------    ----------
Cash and cash equivalents at end of year                 $    73,867   $
846,141   $   207,609
                                                          ==========
==========    ==========
SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
  Offset of note receivable against trade
    accounts payable                                     $         -   $
-   $   148,963
  Note receivable issued for deposit repayment           $         -   $
100,000   $         -
  Switch equipment obtained through issuance
    of capital lease                                     $   227,772   $
-   $         -


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

 NOTE C - GOING CONCERN UNCERTAINTY

 The consolidated financial statements have been prepared on the assumption that the Company will continue as a going concern. The Company incurred a net loss of $11,186,742 during the fiscal year ended October 31, 2000. Cash used by operating activities for the same period aggregated $4,157,025. Current liabilities at October 31, 2000 of $5,475,754 exceed current assets of $646,471 by $4,829,283. In addition, the Company incurred significant losses from continuing operations and negative cash flows for the fiscal years ended October 31, 1999 and 1998. The Company's continued existence depends upon the success of management's efforts to raise the additional capital necessary to meet the Company's obligations as they come due and to obtain sufficient capital to execute its given business plan. The Company intends to obtain additional capital and reduce its existing accounts payable primarily in the following manner:


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



 NOTE F - ADVERTISING CREDITS

 On September 8, 2000, the Company issued 914,285 shares (which are fully vested and nonforfeitable) of the Company's common stock in exchange for $3.2 million face value of advertising credits. These credits were issued by Millenium Media Ltd. and Affluent Media Network, national advertising agencies and media placement brokers. The Company recorded the advertising credits using the Company's quoted common stock price on September 8, 2000, totaling $3,028,569. Through October 31, 2000 the Company recorded an impairment charge of $575,542 to reduce the credits to their estimated fair value. The estimated fair value was established using a discount of 25% off face value which is based on management's estimate of the dollar value of the credits to be used in settling various outstanding trade obligations. Such credits can be used by the Company to place electronic media and periodical advertisements, but the Company intends primarily to use these credits to pay for certain trade liabilities. There is no contractual expiration date for these trade credits and there are no limitations relating to the use of these credits. No credits were utilized for the period ended October 31, 2000. The trade credits will be offset against liabilities as used or charged to expense as utilized for placing advertisements. (Also see Note S)

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


 On November 2, 1999 the Company issued warrants to a consultant of the Company to acquire 10,000 shares of common stock at an exercise price of $0.81 per share. These warrants vested immediately. The fair value of these warrants is insignificant.

 On March 1, 2000 the Company issued warrants to several employees who later became distributors of the Company's prepaid calling card business, to acquire 400,000 shares of common stock at an exercise price ranging between $0.46 and $0.88 per share. Fifty percent of these warrants vested immediately, while the remaining fifty percent are performance based. In connection with the change in status and related changes in the vesting schedule, during the year ended October 31, 2000, the Company recorded a charge of $1,937,184 for the vested portion of the 400,000 warrants. This charge is included in sales and marketing expense in the accompanying statements of operations.

 On February 4, 2000 and August 4, 2000, the Company issued warrants to several investors in connection with debt financing to acquire 250,000 shares of common stock at an exercise price ranging between $2.75 and $3.00 per share. The warrants vested immediately (see Note G).


 During fiscal 2000, several distributors exercised 21,200 warrants at an exercise price ranging between $0.46 and $0.88 per share. Also during the year a consultant of the Company exercised 10,000 warrants with an exercise price of $0.81.


 During fiscal 2000, 50,000 warrants with an exercise price of $0.88 were canceled.

 All warrants issued to non-employees during the year ended October 31, 2000 were recorded at fair value using the Black-Scholes pricing model, with the following assumptions: applicable risk free interest rates based on the current treasury bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 213%; and an expected life of the warrants ranging from 1 - 3 years. The total fair value of these warrants at the date of issuance was approximately $878,000, which is being charged to operations over the initial maturity of the related debt.


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


                                           2000         1999           1998
                                       -----------    ---------     ----------
 Net income (loss) as reported        $(11,186,742)  $1,713,380    $(2,724,162)
 SFAS No. 123 Pro forma adjustments:
  Stock options                           (238,655)     (81,849)      (261,726)
  Performance warrants                           -      (11,678)      (650,011)
                                       -----------    ---------     ----------
 Pro forma net income (loss)          $(11,425,397)  $1,619,853    $(3,635,899)
                                       ===========    =========     ==========


 Income (loss) per share as
   reported - basic and diluted       $      (1.31)  $     0.25    $     (0.38)
                                       ===========    =========     ==========
 Pro forma income (loss) per
   share - basic and diluted          $      (1.34)  $     0.24    $     (0.51)
                                       ===========    =========     ==========


 NOTE N - INCOME TAXES


 The temporary differences that give rise to the deferred tax assets or liabilities at October 31, 2000 and 1999 are as follows:

                                            2000              1999
                                         ----------        ----------
 Deferred tax assets
   Net operating loss carryovers        $ 8,962,015       $ 6,252,711
   Accounts receivable                      348,760            78,770
   Advertising credits                      195,684                 -
   Stock options and warrants               658,643                 -
   Other assets                             173,710           173,710
   Other                                        202               202
                                         ----------        ----------
 Total gross deferred tax assets         10,339,014         6,505,393


 Deferred tax liabilities
   Property and equipment                   (71,574)                -
   Other                                          -              (447)
                                         ----------        ----------
 Total gross deferred tax liabilities       (71,574)             (447)
                                         ----------        ----------
                                         10,267,440         6,504,946
         Valuation allowance            (10,267,440)       (6,504,946)
                                         ----------        ----------
   Net deferred tax assets              $         -       $         -
                                         ==========        ==========

 The reconciliation of income tax at the statutory United States federal income tax rates to income tax provision (benefit) for the years ended
 October 31, is:

                                     2000          1999           1998
                                  ----------     ---------     ----------
  Income tax (benefit) at
    statutory rate               $(3,803,492)   $  582,549    $  (923,263)
  Change in valuation allowance    3,762,494      (592,047)       390,118
  Difference related to USC
    rescission                             -             -        533,145
  Other                               40,998         9,498              -
                                  ----------     ---------     ----------
                                 $         -    $        -    $         -
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

 NOTE R - SEGMENT INFORMATION


 The Company is organized by line of business. The two major line of business operating segments are prepaid phone cards and dial thru services. While the Chief Executive Officer of the Company evaluates results in a number of different ways, the line of business management structure is the primary basis for which financial performance is assessed.

 The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. Revenue represents revenue from external customers. Substantially all revenues are from customers within the United States. All assets of the Company are also located in the United States.

 During the year ended October 31, 1999 the Company only had one segment, its prepaid phone card business.

 A summary of the segment financial information as of and for the year ended October 31, 2000 reported to the chief operating decision maker is as follows:



 During the Year Ended               Prepaid
 October 31, 2000                  Phone Cards  Dial Thru Services    Total
 ------------------------------    -----------      ----------     ----------
 Revenue                           $ 2,755,057     $ 5,836,392    $ 8,591,449
 Direct cost of revenues             4,220,570       5,750,839      9,971,409
 Net loss                           (7,824,754)     (2,819,629)   (10,644,383)
 Total assets                        1,506,644       4,595,505      6,102,149
 Depreciation and amortization         242,788         322,400        565,188
 Capital expenditures                  243,513         258,868        502,381


 Net loss for the segments excludes corporate general and administrative activity.

 NOTE S - RESTATEMENT

 Advertising credits acquired by the Company (see Note F) originally recorded at a discount to face value of $2,453,027 have been restated in these financial statements to be recorded at $3,028,569 which equals the quoted value of the common shares issued to acquire the trade credits on the date of the transaction. During the year ended October 31, 2000 the Company also restated the financial statements to record an impairment charge to the trade credits of $575,542 thereby writing the credits down to $2,453,027, their estimated fair value at October 30, 2000.

 In addition the Company has restated these financial statements to record a non-cash charge of $1,937,184 in connection with warrants originally issued to employees who changed their status and became distributors of the
 Company's prepaid calling card business. This amount was previously included in the pro forma adjustment to net loss in connection with SFAS 123 pro forma disclosure provisions.

 The effect of these restatements on the unaudited interim financial statements for the quarters ended January 31, 2000, April 31, 2000, July 31, 2000 and the year ended October 31, 2000 are as follows:


                                       Quarter Ended              Year Ended
                              --------------------------------    -----------
                              January 31,  April 30,  July 31,    October 31,
                                  2000       2000       2000          2000
                              -----------  ---------  --------    -----------
 Total assets                $         -  $        - $       -   $          -
 Total liabilities                     -           -         -              -
 Increase in net loss                  -   1,937,184         -      2,512,726
 Increase in net loss per share        -        0.23         -           0.29
 Total equity                          -           -         -              -

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

 Dallas, Texas
 December 1, 2000

                     DIAL-THRU INTERNATIONAL CORPORATION

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the years ended October 31, 2000, 1999 and 1998



                              Balance at                            Balance
                              beginning                             at end
                              of period  Additions   Deductions    of period
                              ---------  ---------   ----------    ---------
 2000 (Restated)
 ----
 Allowance for uncollectible
   accounts                   $ 231,675   $983,760  $189,669 (1)  $ 1,025,766
                               ========    =======   =======       ==========
 Impairment provision for
   advertising credits        $       -   $575,542  $      -      $   575,542
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