Form 10-Q/A
period 2001-01-31
DIAL THRU INTERNATIONAL CORP
filed 2001-08-03
CIK 913659

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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
                          CONSOLIDATED BALANCE SHEETS

                                                      (Restated)    (Restated)
                                                      JANUARY 31,   OCTOBER 31,
                                                          2001          2000
                                                      -----------   -----------
                                                      (unaudited)
                       ASSETS
                       ------
 CURRENT ASSETS
   Cash and cash equivalents                         $     92,138  $     73,867
   Trade accounts receivable, net of allowance for
     doubtful accounts of $930,766 at January 31,
     2001 and October 31, 2000, respectively              440,629       455,819
   Prepaid expenses and other                              97,743       116,785
   Investment in Marketable Securities                    446,820             -
                                                      -----------   -----------
       Total current assets                             1,077,330       646,471
                                                      -----------   -----------

 PROPERTY AND EQUIPMENT, net                            1,438,581     1,539,544
 PROPERTY AND EQUIPMENT HELD FOR SALE                     320,307       320,307
 ADVERTISING CREDITS, net                               2,453,027     2,453,027
 OTHER ASSETS                                             204,483       205,473
 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF
   COMPANY ACQUIRED, net of amortization of
   $145,185 and $104,148 at January 31, 2001
   and October 31, 2000, respectively                     911,290       937,327
                                                      -----------   -----------
 TOTAL ASSETS                                        $  6,405,018  $  6,102,149
                                                      ===========   ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

 CURRENT LIABILITIES
   Current portion of long-term debt, net of debt
    discount of none and $315,988 at January 31,
    2001 and October 31, 2000, respectively          $  1,000,000  $    684,012
   Note payable to shareholder                            646,000       346,000
   Current portion of capital lease obligation             79,293       102,472
   Trade accounts payable                               3,136,028     3,930,315
   Accrued liabilities                                    186,598       365,765
   Deferred revenue                                        71,677        47,190
                                                      -----------   -----------
       Total current liabilities                        5,119,596     5,475,754
                                                      -----------   -----------

 CAPITAL LEASE OBLIGATION, net of current portion         118,615       118,615

 SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued or outstanding               -             -
   Common stock, 44,169,100 shares authorized; $.001
    par value; 9,949,090 shares issued and 9,937,068
    outstanding at January 31, 2001 and 9,895,090
    shares issued and 9,883,068 outstanding at
    October 31, 2000, respectively                          9,949         9,895
   Additional paid-in capital                          33,856,323    33,838,158
   Accumulated deficit                                (32,622,099)  (33,262,907)
   Accumulated other comprehensive income                  (5,416)       (5,416)
   Treasury stock, 12,022 common shares in
    2000 at cost                                          (54,870)      (54,870)
   Subscription receivable - common stock                 (17,080)      (17,080)
                                                      -----------   -----------
       Total shareholders' equity                       1,166,807       507,780
                                                      -----------   -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  6,405,018  $  6,102,149
                                                      ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.



            DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                        JANUARY 31,
                                                 ------------------------
                                                    2001         2000
                                                 ----------    ----------
   REVENUES
        Revenues                                $   890,620   $ 3,806,767
                                                 ----------    ----------
              Total revenues                        890,620     3,806,767

   COSTS AND EXPENSES
        Cost of revenue                             667,006     4,363,673
        Sales & marketing                           202,573       508,214
        General & administrative                    606,758       940,096
        Depreciation and amortization               146,890       115,105
                                                 ----------    ----------
              Total cost and expenses             1,623,227     5,927,088
                                                 ----------    ----------
                Operating Loss                     (732,607)   (2,120,321)

   OTHER INCOME (EXPENSES)
        Interest and financing costs               (323,731)            -
        Interest income                               4,958        36,951
        Other related to settlement of
          disputes (Note J)                         912,187             -
                                                 ----------    ----------
              Total other income                    593,414        36,951

   NET LOSS BEFORE INCOME TAXES AND
      EXTRAORDINARY ITEM                           (139,193)   (2,083,370)

   PROVISION FOR INCOME TAXES                             -             -
                                                 ----------    ----------
   Loss before extraordinary item                  (139,193)   (2,083,370)
   Extraordinary item - forgiveness of debt         780,000             -
                                                 ----------    ----------
   NET INCOME (LOSS)                            $   640,807   $(2,083,370)
                                                 ==========    ==========
   EARNINGS (LOSS) PER SHARE:
     Basic and diluted
     Income (loss) before extraordinary item    $     (0.01)  $     (0.26)
     Extraordinary item                                0.07             -
                                                 ----------    ----------
     Earnings (loss) per share                  $      0.06   $     (0.26)
                                                 ==========    ==========
   SHARES USED IN THE CALCULATION OF PER
     SHARE AMOUNTS:
     Basic common shares                          9,897,019     7,892,030
     Dilutive impact of stock options,
       warrants and convertible debentures          643,824             -
                                                 ----------    ----------
     Dilutive common shares                      10,540,843     7,892,030
                                                 ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.



            DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            JANUARY 31,
                                                      ------------------------
                                                         2001         2000
                                                      ----------    ----------
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income  (loss)                               $   640,807   $(2,083,370)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Marketable securities received in settlement
         of dispute                                     (446,820)            -
        Financing fees and amortization of debt
           discount financing fees                       315,988             -
        Depreciation and amortization                    149,205       114,355
        (Increase) decrease in:
           Trade accounts receivable                      15,190    (1,027,320)
           Accounts receivable - other                         -         1,999
           Inventory                                           -      (105,246)
           Prepaid expenses and other                     19,042        39,663
           Other assets                                        -       (29,705)
        Increase (decrease) in:
           Trade accounts payable                       (794,287)    1,774,161
           Accrued liabilities                          (179,167)     (109,354)
           Deferred revenue                               24,487       689,150
                                                      ----------    ----------
    Net cash used in operating activities               (255,555)     (735,667)
                                                      ----------    ----------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                   (21,215)     (111,048)
    Payments on note receivable                                -       300,000
    Cash in DTI at acquisition date                            -        69,137
                                                      ----------    ----------
    Net cash provided by (used in) investing
      activities                                         (21,215)      258,089
                                                      ----------    ----------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on note payable                                   -       (40,500)
    Payments on shareholder note payable                       -       (54,000)
    Proceeds from shareholder                            300,000             -
    Payments on capital leases                           (23,178)      (23,882)
    Change in restricted cash                                  -          (836)
    Issuance of common shares for cash                         -        29,953
    Proceeds from exercise of stock options               18,219             -
                                                      ----------    ----------
    Net cash provided by (used in) financing
      activities                                         295,041       (89,265)
                                                      ----------    ----------
  NET INCREASE (DECREASE) IN CASH                         18,271      (566,843)

  Cash and cash equivalents at beginning of year          73,867       846,141
                                                      ----------    ----------
  Cash and cash equivalents at end of year           $    92,138   $   279,298
                                                      ==========    ==========
  SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
    AND FINANCING ACTIVITIES
    Cash paid for interest                           $         -   $    15,517



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

 Note J - SETTLEMENT OF LEGAL/CARRIER DISPUTES AND FORGIVENESS OF DEBT

 During the quarter the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The $780,000 credit for past services is shown as forgiveness of debt in the accompanying income statement. The Company also received 1,100,000 shares of common stock of Star Telecommunications which were recorded at fair value totaling $446,820.

 The Company also recorded income of $465,000 in connection with the settlement of disputes with RSL Communications, Inc. ("RSL"). This amount was originally credited to the Company by RSL during the year ended October 31, 2000. Subsequently, the credit was rescinded and as the outcome was unclear no benefit was recorded during fiscal 2000. During the first quarter 2001 the credit was acknowledged by RSL management. The vendor is in the process of liquidating its United States operations. Accordingly, the Company has applied the credit to amounts owed to the vendor and recorded the effect as income in other income and expense in its 1st Quarter financial statements.



 NOTE K - SEGMENT INFORMATION

 The Company is organized by line of business. Historically, the two major lines of business operating segments are prepaid phone cards and dial thru services. The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. Revenue represents revenue from external customers.

 During the quarter ended January 31, 2001 substantially all revenue and expenses related to dial thru services. At January 31, 2001, substantially all assets other than property and equipment held for sale totaling $320,307 are now used in the dial thru business operations.



 A summary of the segment financial information reported to the chief operating decision maker, for the period ending January 31, 2000 is as follows:


 January 31, 2000     Prepaid phone            Dial
                          Cards           thru services         Total
                            $                   $                 $
 -----------------      ---------           ---------         ---------
 Revenue                2,044,867           1,761,900         3,806,767
 Net Loss              (1,889,973)           (165,468)       (2,065,441)
 Total assets           4,475,325           2,656,236         7,131,561


 Net loss for the segments excludes certain income and expenses relating to corporate general and administrative activity.


 NOTE L - SUBSEQUENT EVENTS

 Conversion of notes to stock

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

 NOTE M - RESTATEMENT

 The consolidated balance sheets of January 31, 2001 includes the effect of certain restatements applied to the October 31, 2000 Form 10-K. This restatement has the effect of increasing additional paid-in capital and accumulated deficit by $2,512,726 with no change to net equity.

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


 Settlements with two major carriers over charges in prior periods amounted to a total credit to the income statement of $1,700,000. Of this amount $780,000 is reflected as forgiveness of debt with the balance being included in other income on the Consolidated Statements of Operations for the period.

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

 As a result of the foregoing, the Company incurred a net loss from operations of $734,000, or $0.07 per share, for the quarter ended January 31, 2001, as compared to a net loss from continuing operations of $2,083,000, or $0.26 per share, for the quarter ended January 31, 2000. After adjustments, the Company had a net income of $641,000, or $0.06 per share, for the quarter ended January 31, 2001.

 LIQUIDITY AND CAPITAL RESOURCES

 At January 31, 2001, the Company had cash and cash equivalents of $92,000, an increase of $18,000 from the balance at October 31, 2000.


 During the three months ended January 31, 2001, net cash used in operating activities was $256,000, compared to net cash used in operating activities of $736,000 for the three months ended January 31, 2000. The decrease in net cash used in operating activities for the three months ended January 31, 2001 was primarily due to the net income of $641,000 versus a net loss of $2,083,000 from the comparable period in the prior year. Deferred revenue was reduced to $24,000 for the period ending January 31, 2001 from $689,000 in the prior period due to the change in the business focus away from the prepaid phone card products.


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


 In February 2000 the Company consummated a private placement of $1,000,000 in principal amount of non-interest bearing convertible notes. Following the completion of the first quarter, the notes have become converted into shares of the Company's common stock at a conversion price of $2.50 per share. The holders of the notes were also issued warrants to acquire an aggregate of 250,000 shares of the Company's common stock at an exercise price of one half at $3.00 per share and one half at $2.75 per share. As a condition of the conversion of the notes into common stock, the exercise price of these warrants were repriced to $0.01, and an additional 125,000 warrants were issued with an exercise price of $3.00.


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

      The Company believes that it will be able to significantly improve its cash flow situation in the coming year for the following reasons:

      1. The Company has lowered operating expenses by reorganizing operating staff and changing channels of distribution. This has resulted in savings in excess of $250,000 per month.
      2. The Company reached a favorable settlement with Star Telecommunications that reduced payables and future cash requirements. The Company eliminated a payable of $780,000, received approximately one million shares of common stock in Star, and received carrier usage credits for one year for domestic services which value will be determined as use occurs.
      3. The Company converted $1 million of debt into equity.
      4. The Company expects to be able to bring in additional equity investments of 1 to 3 million dollars during the next twelve months with $1 million being received in the second quarter.
      5. The Company expects to be able to convert at least $1.5 million of its prepaid media credits into cash or services during fiscal 2001.
      6. The Company expects an increase in recurring revenues and improvements in profit margin due to changes in product focus sufficient to produce positive monthly operating cash flow by fiscal year end.
      7. During the next twelve month period the Company believes it will need approximately $1 million thru improved operating cash flow or additional financing transactions.


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