Form 10-Q/A
period 2001-04-30
DIAL THRU INTERNATIONAL CORP
filed 2001-08-03
CIK 913659

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
                          CONSOLIDATED BALANCE SHEETS


                       ASSETS                         (Restated)   (Restated)
                       ------                          April 30,   October 31,
                                                          2001         2000
                                                      -----------   ----------
                                                      (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                         $    565,103  $    73,867
   Trade accounts receivable, net of allowance for
    doubtful accounts of $930,766 at April 30, 2001
    and October 31, 2000                                  467,768      455,819
   Prepaid expenses and other                              97,243      116,785
   Investment in available for sale
    marketable securities                                  11,000            -
                                                      -----------   ----------
        Total current assets                            1,141,114      646,471
                                                      -----------   ----------
 PROPERTY AND EQUIPMENT, net                            1,319,633    1,539,544
 PROPERTY AND EQUIPMENT HELD FOR SALE                     320,307      320,307
 ADVERTISING CREDITS, net                               2,453,027    2,453,027
 OTHER ASSETS                                             193,493      205,473
 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF
  COMPANY ACQUIRED, net of accumulated amortization
  of $165,859 at April 30, 2001 and $104,148 at
  October 31, 2000                                      1,906,816      937,327
                                                      -----------   ----------
 TOTAL ASSETS                                        $  7,334,390  $ 6,102,149
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

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY
    Common stock, 44,169,100 shares authorized;
     $.001 par value; 11,416,590 shares issued and
     11,404,568 shares outstanding at April 30, 2001
     and 9,895,090 shares issued and 9,883,068
     outstanding at October 31, 2000                       11,416        9,895
    Additional paid-in capital                         35,989,055   33,838,158
    Accumulated deficit                               (33,666,276) (33,262,907)
    Accumulated other comprehensive income (loss)          (5,416)      (5,416)
    Treasury stock, 12,022 common shares at cost          (54,870)     (54,870)
    Note receivable - common stock                        (17,080)     (17,080)
                                                      -----------   ----------
        Total shareholders' equity                      2,256,829      507,780
                                                      -----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  7,334,390  $ 6,102,149
                                                      ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.



             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                    THREE MONTHS ENDED
SIX MONTHS ENDED
                                                        APRIL 30,
   APRIL 30,
                                                 ------------------------
-----------------------
                                                    2001         2000
2001         2000
                                                 ----------    ----------
----------   ----------
                                                 (Restated)    (Restated)
(Restated)   (Restated)
  REVENUES
       Revenues                                 $   903,639   $ 2,823,704   $
1,794,258  $ 6,630,471
                                                 ----------    ----------
----------   ----------
             Total revenues                         903,639     2,823,704
1,794,258    6,630,471

  COSTS AND EXPENSES
       Cost of revenue                              609,367     3,109,052
1,276,373    7,472,725
       Sales & marketing                            223,001     2,215,753
425,575    2,723,967
       General & administrative                     598,259     1,741,938
1,211,609    2,682,034
       Depreciation and amortization                155,612       159,342
302,502      274,447
                                                 ----------    ----------
----------   ----------
             Total costs and expenses             1,586,239     7,226,085
3,216,059   13,153,173
                                                 ----------    ----------
----------   ----------
                    Operating income (loss)        (682,600)   (4,402,381)
(1,421,801)  (6,522,702)

  OTHER INCOME (EXPENSES)
       Financing fees                                (3,620)     (240,260)
(319,608)    (240,260)
       Interest income (expense), net               (12,730)      (16,899)
(15,514)      20,052
       Write off of investment in marketable
        securities                                 (435,820)            -
(435,820)           -
       Other income related to settlement
        of disputes                                  97,186             -
1,009,373            -
                                                 ----------    ----------
----------   ----------
             Total other income (expense)          (354,984)     (257,159)
238,431     (220,208)
                                                 ----------    ----------
----------   ----------
  NET LOSS BEFORE INCOME TAXES AND
    EXTRAORDINARY ITEM                           (1,037,584)   (4,659,540)
(1,183,370)  (6,742,910)

  PROVISION FOR INCOME TAXES                              -             -
     -            -
                                                 ----------    ----------
----------   ----------
  NET LOSS BEFORE EXTRAORDINARY ITEM             (1,037,584)   (4,659,540)
(1,183,370)  (6,742,910)
                                                 ----------    ----------
----------   ----------

  EXTRAORDINARY ITEM-forgiveness of debt                  -             -
780,000            -
                                                 ----------    ----------
----------   ----------
  NET INCOME (LOSS)                             $(1,037,584)  $(4,659,540)  $
(403,370) $(6,742,910)
                                                 ==========    ==========
==========   ==========

  BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    Income (loss) before extraordinary item     $     (0.10)  $     (0.55)  $
 (0.12) $     (0.83)
    Extraordinary item                                    -             -
  0.08            -
                                                 ----------    ----------
----------   ----------
      Basic earnings (loss) per share                 (0.10)        (0.55)
 (0.04)       (0.83)

      Dilutive impact of stock options,
        warrants and convertible debentures               -             -
     -            -
                                                 ----------    ----------
----------   ----------
      Diluted earnings (loss) per share         $     (0.10)  $     (0.55)  $
 (0.04) $     (0.83)
                                                 ==========    ==========
==========   ==========
  SHARES USED IN THE CALCULATION OF PER
    SHARE AMOUNTS:
      Basic common shares                        10,481,756     8,353,496
10,162,400    8,120,228

      Dilutive impact of stock options,
        warrants and convertible debentures               -             -
     -            -
                                                 ----------    ----------
----------   ----------
      Dilutive common shares                     10,481,756     8,353,496
10,162,400    8,120,228
                                                 ==========    ==========
==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.



           DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              APRIL 30,
                                                      ------------------------
                                                          2001         2000
                                                      ----------    ----------
                                                      (Restated)    (Restated)
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                $  (403,370)  $(6,742,910)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Financing fees and amortization of
          debt discount                                  319,608       240,260
        Write off of investment in marketable
          securities                                     435,820             -
        Other income related to settlement
          of disputes                                 (1,009,373)            -
        Forgiveness of debt                             (780,000)            -
        Compensation related to issuance of
          stock warrants                                       -     1,937,184
        Depreciation and amortization                    302,502       274,447
        (Increase) decrease in:
           Trade accounts receivable                     (11,949)       11,147
           Accounts receivable - other                         -       (19,393)
           Inventory                                           -        82,539
           Prepaid expenses and other                     28,341        89,630
           Other assets                                   10,000       (84,344)
        Increase (decrease) in:
           Trade accounts payable                        386,441     2,851,966
           Accrued liabilities                          (216,508)       29,764
           Deferred revenue                               29,815      (173,834)
           Other payable                                       -       (80,000)
                                                      ----------    ----------
    Net cash provided by (used in) operating
      activities                                        (908,673)   (1,583,544)
                                                      ----------    ----------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                   (21,215)     (198,630)
    Payments on note receivable                                -       300,000
    Cash in DTI at acquisition date                            -        69,137
                                                      ----------    ----------
    Net cash provided by (used in) investing
      activities                                         (21,215)      170,507
                                                      ----------    ----------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on note payable                                   -      (724,000)
    Payments on shareholder note payable                (189,619)      (54,000)
    Proceeds from notes payable                        1,000,000     1,000,000
    Proceeds from shareholder note payable               599,577             -
    Payments on capital leases                           (23,178)      (47,991)
    Change in restricted cash                                  -       937,733
    Issuance of common shares for cash                         -       490,970
    Proceeds from exercise of stock options               34,344             -
                                                      ----------    ----------
    Net cash provided by (used in) financing
     activities                                        1,421,124     1,602,712
                                                      ----------    ----------
  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                          491,236       189,675

  Cash and cash equivalents at beginning of period        73,867       846,141
                                                      ----------    ----------
  Cash and cash equivalents at end of period         $   565,103   $ 1,035,816
                                                      ==========    ==========
  SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
    AND FINANCING ACTIVITIES
    Cash paid for interest                           $         -   $    20,894
    Conversion of debt to equity                       1,000,000             -

    Additional shares issued as
      purchase consideration                           1,031,200             -

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



 Note I - MARKETABLE SECURITIES

 Marketable securities include one investment in a common stock and are classified as available-for-sale and carried at market value. Unrealized holding gains and losses are reported as a separate component of Stockholders' equity until realized. Realized gains and losses on the sale of investments are based upon specific identification method and are included in the statement of operations. During the six months ended April 30, 2001, a reduction in market value which was considered other than temporary resulted in recording a loss of $435,820 (see Note L).


 NOTE J - SETTLEMENT OF LEGAL/CARRIER DISPUTES AND FORGIVENESS OF DEBT

 During the quarter ended January 31, 2001 the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The $780,000 credit for past services is recorded as forgiveness of debt in the accompanying statement of operations. The Company also received 1,100,000 shares of common stock of Star Telecommunications which were recorded at fair value totaling $446,820 which were subsequently written down by $435,820. The credit for future services is contingent on the Company using these services and at the time of settlement there is no basis for valuing these services. Fair value of these services will be credited to other income and charged to operations as utilized.


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


 During the six months ended April 30, 2001 substantially all revenue and expenses related to dial thru services. At April 30, 2001, substantially all assets other than property and equipment held for sale are now used in the dial thru business operations. Revenue and net loss for the prepaid card business and dial thru business for the six months ended April 30, 2000 were $2,713,933, $5,821,996 and $3,916,538 and $920,914, respectively.
 Total assets of the prepaid business and dial thru business at April 30, 2000 were $2,805,474 and $2,476,010, respectively.


 NOTE L - RESTATEMENT


 The Company has restated the Form 10-Q for the three and six months ended April 30, 2001 to include the write off of marketable securities available for sale. The Company had previously reflected this decrease in value as a temporary decline within shareholders' equity. In addition the prior comparative Form 10-Q has been restated to include a charge for compensatory warrants issued to distributors (in the prepaid phone card business) totalling $1,937,184. Both of these adjustments were non-cash charges to operations. The adjustment increased net losses or decreased net income in each period respectively.

 The consolidated balance sheet as of April 30, 2001 includes the effect of certain restatements applied to the October 31, 2000 Form 10-K.
 These restatements and the April 30, 2001 restatement have the effect of increasing additional paid in capital by $2,512,726; increasing the accumulated deficit by $ 2,948,546; decreasing other comprehensive loss by $435,820; with no change to net equity.



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


 Sales and marketing costs were $223,000, or 25% of revenues for the quarter ended April 30, 2001, compared to $2,216,000, or 78% of revenues, for the quarter ended April 30, 2000. Sales and marketing costs incurred during the prior period were primarily associated with the operation of the distribution channel for the prepaid products. Sales and marketing expense for the three months ended April 30, 2000 includes a non-cash charge of $1,937,184 for stock warrants issued to distributors (previous employees) of the Company's prepaid products. Excluding this charge, the change in the focus of the Company's operations has reduced its sales and marketing costs in absolute terms, as the prepaid calling card business required a large sales and marketing staff. In the short term, while the Company is opening a number of new international markets just beginning to produce revenues, sales and marketing costs as a percentage of revenues have increased. In the long term, however, when these markets are fully developed, the Company expects that sales and marketing costs will decline as a percentage of revenue.


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


 During the quarter ended April 30, 2001, the Company incurred net interest expense of $13,000 and financing fees of $4,000 compared with net interest expense of $17,000 and financing fees of $240,000 for the quarter ended April 30, 2000. Additionally during the quarter ended April 30, 2001, the Company recorded a charge of $435,820 in connection with the decline in fair value of marketable securities previously received in a settlement transaction with Star Telecommunications.

 As a result of the foregoing, the Company incurred a net loss of $1,038,000, or $0.10 per share, for the quarter ended April 30, 2001, as compared to a net loss of $4,660,000, or $0.55 per share, for the quarter ended April 30, 2000.



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


 Sales and marketing costs were $426,000, or 24% of revenues for the six months ended April 30, 2001, compared to $2,723,967, or 41% of revenues, for the six months ended April 30, 2000. Sales and marketing costs incurred during the prior period were primarily associated with the operation of the distribution channel for the prepaid products. Sales and marketing expense for the six months ended April 30, 2000 includes a non-cash charge of $1,937,184 for stock warrants issued to distributors (previous employees) of the Company's prepaid products. Excluding this charge, the change in the focus of the Company's operations has reduced its sales and marketing costs in absolute terms, as the prepaid calling card business required a large sales and marketing staff. In the short term, while the Company is opening a number of new international markets just beginning to produce revenues, sales and marketing costs as a percentage of revenues have increased. In the long term, however, when these markets are fully developed, the Company expects that sales and marketing costs will decline as a percentage of revenue.


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


 During the six months ended April 30, 2001, the Company incurred net interest expense of $16,000 and financing fees of $320,000 compared with net interest income of $20,000 and financing fees of $240,000 for the six months ended April 30, 2000. Additionally during the six months ended April 30, 2001, the Company recorded a charge of $435,820 in connection with the decline in fair value of marketable securities previously received in a settlement transaction with Star Telecommunications.



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


 As a result of the foregoing, the Company generated net loss of $403,000 or $0.04 per share, for the six months ended April 30, 2001, as compared to a net loss of $6,743,000, or $0.83 per share, for the six months ended April 30, 2000.



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


 During the six months ended April 30, 2001, net cash used in operating activities was $909,000, compared to net cash used in operating activities of $1,584,000 for the six months ended April 30, 2000. The decrease in net cash used in operating activities for the six months ended April 30, 2001 was primarily due to a net loss of $403,000 versus a net loss of $6,743,000 from the comparable period in the prior year offset partially by other changes in current assets and liabilities and other non-cash charges and income. Deferred revenue increased to $77,000 for the period ending April 30, 2001 from $47,000 in the prior period due to an increase in prepaid customer amounts.


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


 The Company believes that it will be able to significantly improve its cash flows in the coming year for the following reasons:

   1. The Company has lowered operating expenses by reorganization of operating staff and changing channels of distribution. This has resulted in reduced expenses in excess of $250,000 per month.
   2. The Company reached a favorable settlement with Star Telecommunications that reduced payables and future cash requirements. The Company eliminated a payable of $780,000, received approximately one million shares of common stock in Star, and received carrier usage credits for one year for domestic services which value will be determined as use occurs.
   3. The Company converted $1 million of debt into equity. (See additional discussion further).
   4. The Company expects to be able to bring in additional financing of 1 to 3 million dollars during fiscal year 2001, with $1 million of debt financing having already been completed in the second quarter. (See additional discussion further).
   5. The Company expects to be able to convert at least $1.5 million of its prepaid media credits into cash or services.
   6. The Company expects an increase in recurring revenues and improvements in profit margin due to changes in product focus sufficient to produce positive monthly operating cash flow by fiscal year end.
   7. Additionally, during the next twelve month period the Company believes it will need approximately $1 million through improved operating cash flow or additional financing transactions.


 In February 2000 the Company consummated a private placement of $1,000,000 in principal amount of convertible notes. During the second quarter, the notes were converted into 400,000 shares of the Company's common stock at a conversion price of $2.50 per share. The holders of the notes were also issued warrants to acquire an aggregate of 250,000 shares of the Company's common stock at an exercise price of one half at $3.00 per share and one half at $2.75 per share. As a condition of the conversion of the notes into common stock, the exercise price of these warrants were repriced to $0.01, and an additional 125,000 warrants were issued with an exercise price of $3.00.


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


 The Company's growth models for its business are scaleable, but the rate of growth is dependent on the availability of future financing for capital resources. The Company plans to commit at least $1.0 million for capital investment in the next twelve month period, and plans to finance additional infrastructure development externally through debt and/or equity offerings and internally through the operations of its Telecommunications Business. The Company plans to obtain vendor financing for a major portion of its equipment needs associated with expansion. The Company also plans to exchange a portion of its prepaid media credits to reduce accounts payable, and to liquidate an additional portion of its prepaid media credits for cash. The Company believes that, with sufficient capital, it can significantly accelerate its growth plan. The Company's failure to obtain additional financing or to exchange or liquidate media credits, could significantly delay the Company's implementation of its business plan and have a material adverse effect on its business, financial condition and operating results.


  PART II.  OTHER INFORMATION


  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following Exhibits are required to be filed with  this   quarterly
 report on Form 10-Q:


       4.1 Securities Purchase Agreement (incorporated herein by reference to Exhibit 4.1 to Company's quarterly report on Form 10-Q for the quarter ended April 30, 2001).


  (b)  Reports on Form 8-Ks

       None.


 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Dial-Thru International Corporation
                                    (Registrant)

  DATE: August 2, 2001              /s/  John Jenkins
        --------------------------  ----------------------------------
                                    John Jenkins
                                    President, Chief Financial Officer
                                    (Principal Financial Officer)