Form 10-Q
period 2001-07-31
DIAL THRU INTERNATIONAL CORP
filed 2001-09-14
CIK 913659

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended July 31, 2001
                                  -----------
                                       or

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 As of September 12, 2001, 11,547,925 shares of common stock, $.001 par value per share, were outstanding.

 PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                            ASSETS
                            ------                     July 31,     October 31,
                                                         2001          2000
                                                      -----------   ----------
                                                      (unaudited)   (Restated)
 CURRENT ASSETS
   Cash and cash equivalents                         $    315,528  $    73,867
   Trade accounts receivable, net of allowance for
     doubtful accounts of $88,561 at July 31, 2001
     and $930,766 at October 31, 2000                     896,993      455,819
   Prepaid expenses and other                              67,162      116,785
                                                      -----------   ----------
     Total current assets                               1,279,683      646,471
                                                      -----------   ----------
 PROPERTY AND EQUIPMENT, net                            1,235,526    1,539,544
 PROPERTY AND EQUIPMENT NOT IN USE, SECURING
   CONVERTIBLE DEBENTURES                                 320,307      320,307
 ADVERTISING CREDITS, net                               2,453,027    2,453,027
 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF
   COMPANY ACQUIRED, net of amortization
   of $220,809 at July 31, 2001 and $104,148
   at October 31, 2000                                  1,851,866      937,327
 OTHER ASSETS                                             235,896      205,473
                                                      -----------   ----------
 TOTAL ASSETS                                        $  7,376,305  $ 6,102,149
                                                      ===========   ==========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
 CURRENT LIABILITIES
   Current portion of convertible debentures, net of
     debt discount of none and $315,988 at July 31,
     2001 and October 31, 2000, respectively         $          -  $   684,012
   Note payable to shareholder                            755,958      346,000
   Current portion of capital lease obligation            118,582      102,472
   Trade accounts payable                               3,515,346    3,930,315
   Accrued liabilities                                    197,910      365,765
   Deferred revenue                                        86,156       47,190
                                                      -----------   ----------
     Total current liabilities                          4,673,952    5,475,754
                                                      -----------   ----------
 CONVERTIBLE DEBENTURES, net of debt of
   $72,395 at July 31, 2001                               927,605            -
 CAPITAL LEASE OBLIGATION, net of current portion          71,549      118,615

 SHAREHOLDERS' EQUITY

   Common stock, 44,169,100 shares authorized;
     $0.001 par value; 11,535,425 shares issued and
     11,523,403 shares outstanding at July 31, 2001
     and 9,895,090 shares issued and 9,883,068
     outstanding at  October 31, 2000                      11,535        9,895
   Additional paid-in capital                          35,988,936   33,838,158
   Accumulated deficit                                (34,219,906) (33,262,907)
   Accumulated other comprehensive income (loss)           (5,416)      (5,416)
   Treasury stock, 12,022 common shares at cost           (54,870)     (54,870)
   Notes receivable - common stock                        (17,080)     (17,080)
                                                      -----------   ----------
   Total shareholders' equity                           1,703,199      507,780

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  7,376,305  $ 6,102,149
                                                      ===========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                          July 31,                   July 31,
                                                 ------------------------    ------------------------
                                                    2001          2000          2001          2000
                                                 ----------    ----------    ----------    ----------
 REVENUES                                                                    (Restated)    (Restated)

  Revenues                                      $ 1,654,079   $   952,667   $ 3,448,338   $ 7,583,138

 COSTS AND EXPENSES
   Cost of revenues                               1,081,179       463,057     2,357,552     7,935,782
   Sales & marketing                                202,818        54,668       499,641       841,451
   Non cash marketing expense for warrants issued         -             -             -     1,937,184
   General & administrative                         702,317     1,142,366     2,042,678     3,824,400
   Depreciation and amortization                    165,527       141,202       468,029       415,649
                                                 ----------    ----------    ----------    ----------
     Total costs and expenses                     2,151,841     1,801,293     5,367,900    14,954,466
                                                 ----------    ----------    ----------    ----------
 Operating loss                                    (497,762)     (848,626)   (1,919,562)   (7,371,328)

 OTHER INCOME (EXPENSE)
   Amortization of debt discount                    (10,860)     (123,010)     (330,468)     (363,270)
   Interest income (expense), net                   (34,008)        6,565       (49,522)       26,617
   Write off of investment in marketable
     securities                                     (11,000)            -      (446,820)            -
   Other income related to  settlement
     of disputes                                          -             -     1,009,373             -
                                                 ----------    ----------    ----------    ----------
     Total other income (expense)                   (55,868)     (116,445)      182,563      (336,653)
                                                 ----------    ----------    ----------    ----------
 NET LOSS BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                              (553,630)     (965,071)   (1,736,999)   (7,707,981)

 PROVISION FOR INCOME TAXES                               -             -             -             -
                                                 ----------    ----------    ----------    ----------
 NET LOSS BEFORE EXTRAORDINARY ITEM                (553,630)     (965,071)   (1,736,999)   (7,707,981)
                                                 ----------    ----------    ----------    ----------
 EXTRAORDINARY ITEM - forgiveness of debt                 -             -       780,000             -
                                                 ----------    ----------    ----------    ----------
 NET LOSS                                       $  (553,630)  $  (965,071)  $  (956,999)  $(7,707,981)
                                                 ==========    ==========    ==========    ==========
 BASIC AND DILUTED LOSS PER SHARE:
   Loss before extraordinary item               $     (0.05)  $     (0.11)  $     (0.16)  $     (0.93)
   Extraordinary item                                     -             -          0.07             -
                                                 ----------    ----------    ----------    ----------
     Basic and diluted loss per share           $     (0.05)  $     (0.11)  $     (0.09)  $     (0.93)


 SHARES USED IN THE CALCULATION OF PER
 SHARE AMOUNTS:
                                                 ----------    ----------    ----------    ----------
   Basic and diluted common shares               11,523,403     8,616,383    10,677,487     8,289,012
                                                 ==========    ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                                JULY 31,
                                                       ------------------------
                                                           2001         2000
                                                       ----------    ----------
                                                       (Restated)    (Restated)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $  (956,999)  $(7,707,981)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Amortization of debt discount                        330,468       363,270
     Write off of investment in marketable securities     446,820             -
     Other income related to settlement of disputes    (1,009,373)            -
     Warrants issued for services                               -     1,937,184
     Forgiveness of debt                                 (780,000)            -
     Depreciation and amortization                        468,029       415,649
     (Increase) decrease in:
       Trade accounts receivable                         (441,174)      282,790
       Accounts receivable - other                              -       (20,075)
       Inventory                                                -        82,491
       Prepaid expenses and other                          49,623       113,078
       Other assets                                       (30,423)     (143,628)
     Increase (decrease) in:
       Trade accounts payable                             927,584     1,812,988
       Accrued liabilities                               (167,855)      (99,411)
       Deferred revenue                                    38,966      (193,261)
       Other payable                                            -      (100,000)
                                                       ----------    ----------
       Net cash used in operating activities           (1,124,334)   (3,256,906)
                                                       ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                     (47,350)     (249,574)
   Payments on note receivable                                  -       300,000
   Cash in DTI at acquisition date                              -        69,137
                                                       ----------    ----------
   Net cash provided by (used in) investing activities    (47,350)      119,563
                                                       ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on note payable                                     -      (724,000)
   Payments on shareholder note payable                  (189,619)      (54,000)
   Proceeds from convertible debentures                 1,000,000     1,000,000
   Proceeds from shareholder note payable                 599,577             -
   Payments on capital leases                             (30,956)      (48,455)
   Change in restricted cash                                    -     1,137,733
   Issuance of common shares for cash                           -       512,322
   Proceeds from common stock subscription                      -     1,000,000
   Proceeds from exercise of stock options                 34,343             -
                                                       ----------    ----------
   Net cash provided by financing activities            1,413,345     2,823,600
                                                       ----------    ----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     241,661      (313,743)

 Cash and cash equivalents at beginning of period          73,867       846,141
                                                       ----------    ----------
 Cash and cash equivalents at end of period           $   315,528   $   532,398
                                                       ==========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.


                      DIAL-THRU INTERNATIONAL CORPORATION
                              AND SUBSIDIARIES

            NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE A - BASIS OF PRESENTATION

 The condensed consolidated financial statements of Dial-Thru International Corporation and its subsidiaries included in this Form 10-Q are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments), considered necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended July 31, 2001 and 2000 have been included. Operating results for the nine month period ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending October 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the year ended October 31, 2000.

 On November 2, 1999, the Company acquired substantially all of the business and assets of Dial-Thru International Corporation ("Dial Thru"), a California corporation, now known as DTI-LIQCO, Inc., along with the rights to the name "Dial-Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom & Technologies, Inc. to Dial-Thru International Corporation ("DTI").

 During fiscal 1998 and 1999, the Company's operations included mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers. Starting January 2000, following the acquisition of Dial Thru, the Company changed its focus from prepaid calling cards to becoming a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company now provides a variety of international and domestic communication services including international dial-thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its Voice over Internet Protocol ("VoIP") Network to effectively deliver the products to the end user.

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


 NOTE B - REVENUE RECOGNITION

 Revenues from prepaid services sold are recognized from customer usage. The Company sells products to retailers and distributors at a fixed price. When the retailer or distributor is invoiced, deferred revenue is recognized. The Company recognizes revenue, and reduces the deferred revenue account as the customer utilizes calling time or upon expiration of cards containing unused calling time.

 Revenues generated by international re-origination and dial-thru services are based on minutes of customer usage. The Company records payments received in advance as deferred revenue until such services are provided.


 NOTE C - STATEMENTS OF CASH FLOWS

 During the nine months ended July 31, 2001 and 2000, the Company paid $0 and $21,099, respectively, for interest. For the same periods, no cash was paid for income taxes.

 Non-cash investing and financing activities are as follows for the nine months ended July 31, 2001 and 2000:

                                                   2001            2000
                                                 ---------      ---------

 Conversion of debt to equity                   $1,000,000     $        -
 Stock issued in connection with acquisition    $1,031,200     $        -
 Warrants issued to debtor recorded as debt
   discount                                     $   86,875     $  492,000
 Convertible debt issued with below market
   conversion feature                           $        -     $  117,000


 NOTE D - ACQUISITION

 On November 2, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation (the "Seller"), a California corporation. The acquisition was effected pursuant to the terms of an Asset Purchase Agreement between the Company, a wholly owned subsidiary of the Company, the Seller and John Jenkins, the sole shareholder of the Seller. The Company issued to the Seller an aggregate of 1,000,000 shares of common stock, recorded a total purchase price of $937,500 using the Company's common stock price at the time the acquisition was announced, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified goals. In March 2001, the additional 1,000,000 shares of common stock were issued to the Seller in accordance with the terms of the Asset Purchase Agreement, and the Company recorded additional purchase price of $1,031,200 using the Company's common stock price at the time of approval of the issuance. The acquisition was accounted for as a purchase. Goodwill initially recorded in the acquisition is being amortized over a period of 10 years beginning November 1999. Incremental goodwill is being amortized over its remaining life, approximately 8.5 years (See Note L). The results of operations of the acquired entity are included in the consolidated operations of the Company from November 1, 1999.


 NOTE E - CONVERTIBLE DEBENTURES

 In February 2000, the Company executed non-interest bearing convertible note agreements (the "Notes") with nine accredited investors, which provided financing of $1,000,000. The Notes were payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000. If the Notes were not repaid within 90 days of issuance, they were convertible into shares of common stock at $4.00 per share while remaining outstanding. The Company recorded debt discount of approximately $117,000 in February 2000 related to these Notes for the difference in the conversion price of $4.00 and the market price of $4.47 on the date the Notes were approved by the Board of Directors. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. In February 2000, the Company recorded debt discount of approximately $492,000.
 This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.62; and an expected life of the warrants of three years. The Company is amortizing this discount over the initial maturity of these Notes of one year. The amount was fully amortized as of April 30, 2001. Under the terms of the agreement, additional warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share were issued to the holders of the Notes upon conversion of the debt to equity as discussed below. During March 2001, terms of the Notes were modified and the debt was converted into 400,000 common shares. Additionally, in connection with the conversion, the warrants to purchase 250,000 shares of common stock were modified to allow for an exercise price of $0.01 per share and 150,000 additional warrants with an exercise price of $3.00 per share were issued to the note holders.

 On April 11, 2001, the Company executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P, which provided financing of $1,000,000. The Debenture maturity date is April 11, 2003. The Debenture is secured by $320,307 of property and equipment. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 80% of the average of the five (5) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. In April 2001, the Company recorded debt discount of $86,875. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.53; and an expected life of the warrants of five years. The Company is amortizing this discount over the initial maturity of the debenture of two years. The amount charged to expense and accumulated amortization for the three months ended July 31, 2001 totaled approximately $11,000.


 NOTE F - NOTE PAYABLE TO SHAREHOLDER

 In connection with the acquisition of Dial-Thru International Corporation on November 2, 1999, the Company assumed a related party note payable to the sole owner of the acquired entity of approximately $400,000. The note bears interest at 6% per annum, is payable in quarterly installments of $50,000 plus interest beginning November 1, 1999, and is currently due upon demand. The Company is currently in arrears of quarterly payments to the note holder. During the three month period ended July 31, 2001 there was no change in the balance due on the note. The outstanding balance at July 31, 2001 was $755,958, and is classified as a current liability.


 NOTE G - COMMON STOCK ISSUANCES

 During the nine months ended July 31, 2001, the Company issued an additional 121,000 shares in connection with the exercise of options for $34,343.


 NOTE H - MARKETABLE SECURITIES

 Marketable securities included one investment in a common stock and was classified as available-for-sale and carried at market value. Unrealized holding gains and losses are reported as a separate component of Stockholders' equity until realized. Realized gains and losses on the sale of investments are based upon the specific identification method and are included in the statement of operations. During the nine months ended July
 31, 2001, a reduction in market value which was considered other than temporary resulted in recording a loss of $446,820, an amount equal to the full value of the investment (see Note K).


 NOTE I - SETTLEMENT OF LEGAL/CARRIER DISPUTES AND FORGIVENESS OF DEBT

 During the quarter ended January 31, 2001, the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The $780,000 credit for past services is recorded as forgiveness of debt in the accompanying statement of operations. The Company also received 1,100,000 shares of common stock of Star Telecommunications, which were recorded at fair value totaling $446,820, which were subsequently written off (See Note H). On March 13, 2001, Star Telecommunications filed for Chapter 11 reorganization. It is uncertain whether the Company will be able to utilize its carrier services agreement with Star Telecommunications. Given this uncertainty, the Company has placed no value on the future services.

 The Company also recorded income of $465,000 in connection with the settlement of disputes with RSL Communications, Inc. ("RSL") during the nine months ended July 31, 2001. This amount was originally credited to the Company by RSL during the year ended October 31, 2000. Subsequently, the credit was rescinded and as the outcome was unclear no benefit was recorded during fiscal 2000. During the first quarter 2001, RSL management acknowledged the credit. The vendor is in the process of liquidating its
 United States operations. Accordingly, the Company has applied the credit to amounts owed to the vendor and recorded the effect as income in other income(expense) during the three months ended January 31, 2001.

 During the nine months ended July 31, 2001, the Company settled other disputes in connection with carrier services resulting in other income of $97,186.


 NOTE J - SEGMENT INFORMATION

 The Company is organized by line of business. Historically, the two major lines of business operating segments are prepaid calling cards and dial thru services. The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. Revenue represents revenue from external customers.

 During the nine months ended July 31, 2001 substantially all revenue and expenses related to dial thru services. At July 31, 2001, all assets other than property and equipment not in use securing debt are now used in the dial thru business operations. Revenue and net loss for the prepaid card business and dial thru business for the nine months ended July 31, 2000 were $2,749,000, $6,425,000 and $4,834,000 and $1,283,000 respectively. Total assets of the prepaid business and dial thru business at July 31, 2000 were $2,247,000 and $2,428,000, respectively.


 NOTE K - RESTATEMENT

 The Company has restated the Form 10-Q for the three months ended April 30, 2001 to include the write off of marketable securities available for sale. The Company had previously reflected this decrease in value as a temporary decline within shareholders' equity. In addition, the prior comparative Form 10-Q for the three months ended April 30, 2000 has been restated to include a charge for compensatory warrants issued to distributors (in the prepaid calling card business) totaling $1,937,184. Both of these adjustments were non-cash charges to operations. The adjustment increased net losses or decreased net income in each period respectively. These adjustments are reflected in the nine month results ended July 31, 2000 and 2001.

 The consolidated balance sheet as of July 31, 2001 includes the effect of certain restatements applied to the October 31, 2000 Form 10-K/A. These restatements and the April 30, 2001 restatement have the effect of increasing additional paid in capital by $2,512,726; increasing the accumulated deficit by $ 2,948,546; decreasing other comprehensive loss by $435,820; with no change to net equity.


 NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

 In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

 In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. We are currently reviewing the new standard and evaluating the effects of this standard on our future financial condition, results of operations, and accounting policies and practices


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 FORWARD-LOOKING STATEMENTS

 With the exception of historical information, the matters discussed in this quarterly Report on Form 10-Q include "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects", "should", "will", "anticipates", "estimates", "believes," "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved or that operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projects in forward-looking statements contained herein, including without limitation statements regarding the Company's belief of the sufficiency of capital resources and its ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using Voice over Internet Protocol ("VoIP") to provide telecommunications services, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services, (c) the price-sensitive nature of consumer demand, (d) the Company's dependence upon favorable pricing from its suppliers to compete in the telecommunications industry, (e) increased consolidation in the telecommunication industry, which may result in larger competitors being able to compete more effectively, (f) the failure to attract or retain key employees, (g) continuing changes in governmental regulations affecting the telecommunications industry and the Internet, (h) changing consumer demand, technological development and industry standards that characterize the industry, and (i) the "Certain Business Factors" identified in the Company's Annual Report on Form 10-K/A for the year ended October 31, 2000. In light of the significant uncertainties inherent in the forward-looking statements included in this Form 10-Q, you should not consider the inclusion of such information as a representation by the Company or anyone else that we will achieve our objectives and plans. The Company does not undertake to update any forward-looking statements contained herein. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Quarterly Report on Form 10-Q or in any document or statement referring to this Quarterly Report on Form 10-Q.


 GENERAL

 Dial-Thru International Corporation is a facilities-based, global Internet Protocol ("IP") communications company providing connectivity to international markets experiencing significant demand for IP enabled services. The Company provides a variety of international telecommunications services targeted to small and medium sized enterprises ("SME's") that include the transmission of voice and data traffic and the provision of Web-based and other communications products and services. The Company utilizes Voice over Internet Protocol ("VoIP") packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmission mechanisms, and is developing a private IP Telephony network.

 IP Telephony, or VoIP, is voice communication that has been converted into digital packets and is then addressed, prioritized, and transmitted over any form of broadband network, utilizing the same technology that makes the Internet possible. These technologies allow the Company to transport voice communications with the same high-density compression as networks initially designed for data transmission, and at the same time utilize a common network for providing customers with enhanced Web-based products and services.

 The Company's primary focus is in niche markets where competition is not as keen, thereby giving it opportunities for greater profit margins and market share. These markets include regions of the world where the deregulation of telecommunications services has begun, or is in early development. The Company also targets smaller markets that have not attracted large multi-national providers. Africa, Asia, and parts of South America offer the greatest abundance of these target markets.

 Cooperating with overseas carriers and the incumbent operator, usually government owned telephone companies, gives the Company a high degree of leverage to engage in the co-branding of jointly marketed products, including IP based enhancements that it has developed, rather than simply basing a strategy on pricing arbitrage. As a result, the Company is proactively invited to participate rather than reactively prevented from entering these new markets.

 Unlike many other wholesale VoIP carriers in the market, the Company is focused on retail telecommunications sales to business customers, which allows the Company to provide a complete package of communication services, not just wholesale voice traffic. A portfolio of enhanced offerings provides the Company with the opportunity for higher profit margins and better customer loyalty, thus making the Company less susceptible to competitive forces and market churn.

 In tandem with overseas partners, the Company is deploying a "book-end" strategy by targeting markets at both ends of international circuits. As an example, while cooperating with partners to target the SME market in a selected foreign region, the Company also targets corresponding expatriates and foreign owned businesses back in the U.S. By providing these services in cooperation with the carrier that will ultimately terminate the calls in the caller's "home" country, the Company enjoys reduced facilities costs, increased economies of scale, lower customer acquisition costs, and higher customer retention.

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

 The following discussion should be read in conjunction with the Company's Form 10-K/A and the consolidated financial statements for the year ended October 31, 2000, and the Form 10-K and the consolidated financial statements for the years ended 1999, and 1998; the Company's Form 10-Q for the quarter ending July 31, 2000; and the consolidated financial statements and related notes for the quarter ended July 31, 2001 found elsewhere in this report.


 RESULTS OF OPERATIONS


 THREE MONTH COMPARISON

 REVENUES

 The Company's primary source of revenue is the sale of voice and fax traffic internationally over its VoIP network, which is measured in minutes, primarily to small and medium sized enterprises ("SME's"). The Company charges its customers fees per minute of usage that are dependent on the destination of the call and is recognized in the period in which the call is completed.

 Revenues were $1,654,000 for the quarter ended July 31, 2001, compared to $953,000 for the quarter ended July 31, 2000, representing an increase of 74% from the prior period. All of the Company's revenues for the three months ended July 31, 2001 were from the Company's international long distance business described above, compared to 96% for the same period of 2000. The remaining 4% of revenue for 2000 was generated from existing prepaid long distance. The increase in revenues for this quarter compared to the prior year resulted primarily from growth in the Company's customer base as it continues to expand its market presence internationally. The Company expects revenues to increase as it continues to develop opportunities in new markets and expand existing relationships.

 EXPENSES

 The Company's costs of revenues are termination fees, purchased minutes and fixed cost for specific international and domestic private lines used to transport the Company's minutes. Termination fees are paid to local service providers and other international and domestic carriers to terminate calls received from the Company's network. This traffic is measured in minutes, at a negotiated contract cost per minute.

 Costs of revenues were $1,081,000, or 65% of revenues, for the quarter ended July 31, 2001, compared to $463,000, or 49% of revenues, for the quarter ended July 31, 2000. The cost of revenues for the three months ended July 31, 2000 included credits of approximately $390,000 related to settlements of disputed carrier overcharges. Without this credit, cost of revenues would have been $853,000, or 90% of revenues. Costs of revenues for the three months ended July 31, 2001 and 2000 are primarily from the Company's international long distance business. By focusing its business away from low margin prepaid calling cards to delivering higher margin international communication services to SME's in niche markets utilizing its VoIP network, the Company has been able to demonstrate the ability to realize higher margins on revenues across its product lines.

 Sales and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that the Company pays for sales personnel and the expenses associated with advertising and marketing programs, including expenses relating to the Company's outside public relations firms.

 Sales and marketing expenses were $203,000, or 15% of revenues for the quarter ended July 31, 2001, compared to $55,000, or 6% of revenues, for the quarter ended July 31, 2000. Sales and marketing expenses for both periods are attributable to the Company's international long distance business. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue is the result of the Company's costs incurred in startup operations in Latin America. In the short term, the Company expects that sales and marketing expenses will increase in absolute dollars and as a percentage of revenues as the Company begins to utilize its advertising credits to promote its products and services. In the long term, the Company expects a decrease in sales and marketing expenses as a percentage of revenues as it realizes increasing revenues from its advertising programs as well as its costs incurred in Latin America.

 General and administrative expenses include salary, payroll tax, benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, information technology and human resources.

 General and administrative expenses were $702,000, or 42% of revenue, for the quarter ended July 31, 2001, compared to $1,142,000, or 120% of revenue, for the quarter ended July 31, 2000. For the three months ended July 31, 2001, general and administrative expenses relate to the Company's international long distance business, compared to $519,000 for the three months ended July 31, 2000. The remaining general and administrative expenses for the three months ended July 31, 2000 of $623,000 are attributable to the prepaid long distance business. The change in the Company's business away from prepaid calling cards, which requires a large infrastructure to support and control a large volume of transactions, as well as management's decision to consolidate its US operations into one location, has resulted in an overall drop of its general and administrative expenses. As the Company's revenues continue to grow, it does not anticipate a significant increase in general and administrative expenses in absolute dollars to support this growth. As a result, in future periods the Company anticipates a further reduction of these expenses as a percentage of revenue.

 During the quarter ended July 31, 2001, the Company incurred $11,000 of debt discount and $34,000 of net interest expense compared with $123,000 of debt discount and $7,000 of net interest income for the quarter ended July 31, 2000. The decrease in debt discount is attributable to the conversion of the Company's $1.0 million convertible notes to equity in March 2001, which had an original debt discount of $492,000 and was being amortized over three years.

 As a result of the foregoing, the Company incurred a net loss of $554,000, or $.05 per share for the quarter ended July 31, 2001, as compared to a net loss of $965,000, or $0.11 per share, for the quarter ended July 31, 2000.


 NINE MONTH COMPARISON

 REVENUES

 Revenues were $3,448,000 for the nine months ended July 31, 2001, compared to $7,583,000 for the nine months ended July 31, 2000, representing a decrease of 55% from the prior period. Revenues for the nine months ended July 31, 2001 were from the Company's international long distance business as described above, compared to $4,834,000 for the nine months ended July 31, 2000. The remaining revenue for 2000 of $2,749,000 was derived from the prepaid long distance business. Costs associated with the discontinuation of the prepaid business, as well as, a shift in the Company's strategic focus have prevented the Company from fully developing and marketing its redirected business, resulting in a decline in revenues from international long distance services. The Company now devotes all of its resources to providing international communication services in niche markets to SME's either through direct sales efforts or resellers in each market. Now that costs have been eliminated and new markets have been reached, the Company anticipates significant revenue growth in future periods.

 EXPENSES

 Costs of revenues were $2,358,000, or 68% of revenues, for the nine months ended July 31, 2001, compared to $7,936,000, or 105% of revenues, for the nine months ended July 31, 2000. Costs of revenues for the nine months ended July 31, 2001 were from the international long distance business. For the nine months ended July 31, 2000, $4,088,000 of cost of revenues related to the international long distance business, with the remainder related to the prepaid long distance business. By focusing its business away from low margin prepaid calling cards to delivering higher margin international communication services to SME's in niche markets utilizing its VoIP network, the Company has been able to demonstrate the ability to realize higher margins on sales across its product lines.

 Sales and marketing expenses were $500,000, or 15% of revenues for the nine months ended July 31, 2001, compared to $841,000, (excluding a non-cash charge of $1,937,184 for stock warrants issued to distributors, previously employees, of the Company's prepaid products) or 11% of revenues, for the nine months ended July 31, 2000. The sales and marketing expenses for the nine months ended July 31, 2001 relate to the international long distance business, while a majority of the expense for 2000 related to the prepaid long distance business. The increase in sales and marketing as a percentage of revenues is the result of the Company's costs incurred in startup operations in Latin America. In the short term, the Company expects that sales and marketing costs will increase in absolute dollars and as a percentage of revenues as the Company begins to utilize its advertising credit asset to promote its products and services. In the long term, the Company expects a decrease in sales and marketing expenses as a percentage of revenues as it realizes increasing revenues from its advertising programs as well as its costs incurred in Latin America.

 General and administrative expenses were $2,043,000, or 59% of revenues, for the nine months ended July 31, 2001, compared to $3,824,000, or 50% of revenues, for the nine months ended July 31, 2000. For the nine months ended July 31, 2001, the general and administrative expenses are attributable to the international long distance business, compared to approximately $1,306,000 for the nine months ended July 31, 2000. The remaining general and administrative expenses of $2,518,000 are attributable to the prepaid long distance business. The change in the Company's business away from prepaid calling cards, which requires a larger infrastructure to support and control a large volume of transactions, as well as management's decision to consolidate its US operations into one location has resulted in an overall drop of its general and administrative expenses in absolute dollars. Although general and administrative expenses for the international business have increased to support the Company's initial growth, the Company believes its current infrastructure is positioned to handle future growth. As a result, the Company anticipates a reduction of these expenses as a percentage of revenue in future periods.

 During the nine months ended July 31, 2001, the Company incurred $331,000 of debt discount and $50,000 of net interest expense compared with $364,000 of debt discount and $27,000 of net interest income for the nine months ended July 31, 2000. The 2000 and 2001 debt discount are attributable to the Company's $1.0 million convertible notes, which had original debt discount totaling $609,000, which were being amortized over a three year period. The convertible notes were converted to equity in March 2001, and the remaining unamortized debt discount was charged to expense. In addition, during the current 2001 period the Company is amortizing debt discount in connection with additional debt financing obtained in April 2001.

 Settlements with two major carriers over charges in prior periods amounted to a total credit to the statements of operations of $1,790,000 for the nine months ended July 31, 2001. Of this amount $780,000 is reflected as forgiveness of debt with the balance being included in other income on the Consolidated Statements of Operations for the period.

 As a result of the foregoing, the Company generated a net loss of $957,000 or $0.09 per share, for the nine months ended July 31, 2001, as compared to a net loss of $7,708,000, or $0.93 per share, for the nine months ended July 31, 2000.

 LIQUIDITY AND CAPITAL RESOURCES

 At July 31, 2001, the Company had cash and cash equivalents of $316,000, an increase of $243,000 from the balance at October 31, 2000. As of July 31, 2001, the Company had a working capital deficit of $3,394,000, compared to a working capital deficit of $2,932,000 at July 31, 2000. As of July 31, 2001, the Company's current assets of $1,280,000 included net accounts receivable of $897,000, which has increased as a result of the growth in the Company's revenues.

 During the nine months ended July 31, 2001, net cash used in operating activities was $1,124,000, compared to net cash used in operating activities of $3,257,000 for the nine months ended July 31, 2000. The decrease in net cash used in operating activities for the nine months ended July 31, 2001 was primarily due to a net loss of $957,000 versus a net loss of $7,708,000 from the comparable period in the prior year offset partially by other changes in current assets and liabilities and other non-cash items.

 Cash used in investing activities was $47,000 for the nine months ended July 31, 2001, compared to cash provided by investing activities of $120,000 for the nine months ended July 31, 2000. For the nine months ended July 31, 2000, the Company had receipts of $300,000 from notes receivable, offset by $250,000 of capital expenditures. The investing activities for the nine months ended July 31, 2001 are attributable to capital expenditures.

 Cash provided by financing activities for the nine months ended July 31, 2001, totaled $1,413,000, compared to cash provided by financing activities of $2,824,000 for the nine months ended July 31, 2000. During the nine months ended July 31, 2001, significant components of cash provided by financing activities include $1,000,000 in proceeds from a convertible debenture and net proceeds from shareholder of $410,000. During the nine months ended July 31, 2000, cash provided by financing activities included payments of $724,000 on a note payable and the resulting release of restricted cash of $1,138,000, the raising of $1,000,000 through the sale of a convertible debenture and $1,000,000 through the issuance of a common stock subscription agreement, and $512,000 in proceeds received upon the exercise of stock options.

 Because the Company is in a growth mode and at the same time refocused its operations during fiscal 2000, cash flow was constrained and resulted in slow payment to vendors and growth in payables. The Company's cash flow commitments entering fiscal 2001 included operating overhead, outstanding debt of $1 million, and settling a significant portion of its trade payables of $3.9 million (as of Oct. 31, 2000). The Company has made a significant reduction in monthly overhead expenses and the Company has converted the debt to equity. Although the Company has been able to reduce certain payables though settlements with carriers, it continues to pay certain vendors slowly, resulting in a moderate decline in its accounts payable from October 31, 2000.

 The Company believes that it will be able to significantly improve its cash flows in the next twelve months for the following reasons:

   1. The Company has lowered operating expenses by reorganization of operating staff and changing channels of distribution over the past twelve months. This has resulted in reduced expenses in excess of $250,000 per month. The Company will continue to closely monitor these expenses and make adjustments as necessary.
   2. The Company converted $1 million of debt into equity. The Company anticipates converting an additional $1 million of its Convertible Debentures to equity. (See additional discussion further).
   3. The Company expects to be able to bring in additional financing of $1 to $3 million during fiscal year 2001, with $1 million of convertible debt financing having already been completed in the second quarter. (See additional discussion further).
   4. The Company is in negotiations to convert the Note Payable to Shareholder to long-term.
   5. The Company expects an increase in recurring revenues and improvements in profit margin due to changes in product focus sufficient to produce positive monthly operating cash flow by fiscal year end.
   6. Additionally, during the next twelve month period the Company believes it will need approximately $1 million through improved operating cash flow or additional financing transactions.

 In February 2000 the Company consummated a private placement of $1,000,000 in principal amount of convertible debentures. During the second quarter of 2001, the notes were converted into 400,000 shares of the Company's common stock at a conversion price of $2.50 per share. The holders of the notes were also issued warrants to acquire an aggregate of 250,000 shares of the Company's common stock at an exercise price of one half at $3.00 per share and one half at $2.75 per share. As a condition of the conversion of the notes into common stock, the exercise price of these warrants were repriced to $0.01, and an additional 125,000 warrants were issued with an exercise price of $3.00.

 On April 11, 2001, the Company executed a 6% convertible debenture (the "Debenture"") with Global Capital Funding Group L.P, which provided financing of $1,000,000. The Debenture maturity date is April 11, 2003. The conversion price equals the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading ay immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 80% of the average of the five (5) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price.

 The Company also issued to the holders of the Debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. In April 2001, the Company recorded debt discount of approximately $86,875. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.53; and an expected life of the warrants of five years. The Company is amortizing this discount over the initial maturity of these notes of two years. The amount charged to expense and accumulated amortization for the three months ended July 31, 2001 totaled approximately $11,000.

 The Company's growth models for its business are scaleable, but the rate of growth is dependent on the availability of future financing for capital resources. The Company plans to commit at least $1.0 million for capital investment in the next twelve month period, and plans to finance additional infrastructure development externally through debt and/or equity offerings and internally through the operations of its Telecommunications Business. The Company plans to obtain vendor financing for a major portion of its equipment needs associated with expansion. The Company believes that, with sufficient capital, it can significantly accelerate its growth plan. The Company's failure to obtain additional financing could significantly delay the Company's implementation of its business plan and have a material adverse effect on its business, financial condition and operating results.

 PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) The following Exhibits are required to be filed with this quarterly report on Form 10-Q:

      None.


 (b) Reports on Form 8-Ks

      None.


  SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Dial-Thru International Corporation
                                     (Registrant)

   DATE: September 14, 2001          /s/  John Jenkins
         --------------------------  --------------------------------------
                                     John Jenkins
                                     President, and Chief Operating Officer
                                     (Principal Financial Officer)