Form 10-K
period 2001-10-31
DIAL THRU INTERNATIONAL CORP
filed 2002-01-29
CIK 913659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC. 20549
                           ------------------------

                                  FORM 10-K

    [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001
                                      OR

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes /X/ No / /

      Indicate by check mark if disclosure  of delinquent filers pursuant  to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amount to this Form 10-K or any amount to this Form 10-K. [ ]

      As of  January  23,  2002,  13,808,494  shares  of  Common  Stock  were outstanding. The aggregate  market value of  the Common Stock  held by  non-
 affiliates of Dial-Thru International Corporation as of such date approximated $4,863,953.

                      DOCUMENT INCORPORATED BY REFERENCE

      Part III of this Annual Report incorporates by reference information in the Proxy Statement for the Annual Meeting of Stockholders of Dial-Thru International Corporation to be filed with Securities and Exchange Commission on or before February 28, 2002.

 ============================================================================

                          FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K (this "Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using voice over Internet protocol ("VoIP") to provide telecommunications services over the Internet, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services over the
 Internet, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of services over the Internet, (e) our dependence upon favorable pricing from our suppliers to compete in the telecommunications industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry. We do not undertake to update any forward-looking statements contained herein. For a discussion of these factors and others, please see "Risk Factors" in Item 1 of this Report. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Report or in any document or statement referring to this Report.


                                    PART I

 Item 1.   Business

                                 THE COMPANY

      Throughout this Annual Report, the term "we", "Dial Thru" and the "Company" refer to Dial-Thru International Corporation and its subsidiaries, a Delaware corporation formerly known as ARDIS Telecom & Technologies, Inc., successor by merger to Canmax Inc. The Company was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7, 1992, we renounced our original province of incorporation and elected to continue our domicile under the laws of the State of Wyoming, and on November 30, 1994 our name was changed to "Canmax Inc." On February 1, 1999, we consummated a merger into a wholly owned subsidiary to effect our reincorporation under the laws of the State of Delaware under the name "ARDIS Telecom & Technologies, Inc." On November 2, 1999, we acquired (the "DTI Acquisition") substantially all of the business and assets of Dial-Thru International Corporation, a California corporation, along with the rights to the name "Dial-Thru International Corporation." On January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to "Dial-Thru International Corporation." Our common stock currently trades on the OTC Bulletin Board under the symbol "DTIX."

      Prior to December 7, 1998, we operated distinct businesses in each of the software and telecommunications industries. On December 7, 1998, we sold our retail automation software business (the "Software Business") to Affiliated Computer Services, Inc. Therefore, we no longer engage in the Software Business, and now operate only in the telecommunications industry (the "Telecommunications Business").

      Our principal executive offices are located at 700 South Flower Street, Suite 2950, Los Angeles, California 90017, and our telephone number is (213) 627-7599.

      General Description of Business

      From our inception until 1998, we provided retail automation software and related services to the retail petroleum and convenience store industries. In late 1996, we expanded our business operations beyond the single vertical market and one large customer that dominated our Software Business. After evaluating a number of alternative strategies, we decided that the rapidly expanding telecommunications market presented an opportunity to utilize some of the technology and support capabilities that we had developed, and chose to make our entry into the telecommunications industry via the pre-paid long distance market.

      On January 30, 1998, we acquired USCommunication Services, Inc. ("USC") in a private stock transaction. USC provided a number of telecommunication and Internet products and services, including prepaid phone cards, public Internet access kiosks, and pay telephones. USC primarily marketed its products and services to individuals and businesses in the transportation industry through national and regional truckstops and trucking fleets. USC's products were sold at selected locations throughout the U.S., such as locations operated by Pilot Travel Centers, Petro Stopping Centers, and All American Travel Centers. USC also marketed its services directly through prepaid phone card recharge sales. We concluded our acquisition of USC believing that it would provide us with access to the telecommunications market. Certain capabilities of USC, along with distribution channels, failed to meet our expectations. On June 15, 1998, we executed an agreement with the former principals of USC to rescind the USC acquisition effective May 27, 1998.

      During our experience with USC, we decided to develop our in-house capabilities to expand our telecommunications operations and continued to focus on the rapidly growing prepaid phone card market. In August of 1998, we entered into an agreement (the "PT-1 Agreement") with PT-1 Communications, Inc. ("PT-1") to acquire long distance telecommunications and debit services for use in the marketing and distribution of domestic and international prepaid phone cards. We conducted our domestic prepaid phone card business through RDST, Inc., a wholly owned subsidiary, by purchasing services from PT-1 until mid-1999. In the second quarter of fiscal 1999, we purchased telecommunications switching equipment and an enhanced services platform. Following a period of development, implementation and testing, we commenced operations as a facilities-based carrier in the fourth quarter of 1999. Calls made with our prepaid phone cards were then routed through our switching facilities, giving us better control over costs and quality of service.

      On November 2, 1999, we acquired the assets and business of Dial-Thru International Corporation, an international facilities-based carrier. We continued operations of the acquired business through its subsidiary, Dial-Thru.com.

      During the first quarter of fiscal 2000, we appointed John Jenkins (founder of the acquired business) to the position of President and Chief Operating Officer. In the third quarter of fiscal 2000, we relocated our Texas operations, including our switching facilities, to our Los Angeles location. During the fourth quarter 2001, Mr. Jenkins was appointed by the Board of Directors to the position of Chairman of the Board and Chief Executive Officer. Upon Mr. Jenkins appointment as President and Chief Operating Officer, we also announced the creation of our "Bookend Strategy" (see "Business Strategy" below), and the roll out of our facilities-based Internet Protocol ("IP") network, whereby we sell Voice over Internet Protocol ("VoIP"), to allow us to effectively compete in the international telecommunications market (see "Business Strategy" below), and began the merger of operations of the two businesses with an increased emphasis on the international business and a reduced focus on the prepaid domestic market. We now operate as a facilities-based global IP communications company providing connectivity to international markets experiencing significant demand for IP enabled services. We provide a variety of international telecommunications services targeted to small and medium sized enterprises (SME's), wholesale carriers providing international and domestic long distance traffic, and consumers that include the transmission of voice and data traffic and the provision of Web-based and other communications services. We utilize VoIP packetized voice technology (and other compression techniques) to improve both costs and efficiencies of telecommunication transmissions, and are developing a private VoIP telephony network. We utilize state-of-the-art digital fiber optic cable, oceanic cable transmission facilities, international satellites and the Internet to transport our communications. We believe that we will be a strong competitor in our chosen international telecommunications markets.

      During the fourth quarter of 2001, we acquired the assets and certain of the liabilities of Rapid Link, Incorporated, ("Rapid Link") a leading provider of integrated data and voice communications services to both wholesale and retail customers around the world. Rapid Link's state-of-the-art, global VoIP network reaches thousands of retail customers, primarily in Europe and Asia. We believe that the acquisition will enhance our product lines, particularly our Dial Thru and Re-origination services, and Global Roaming products, (see "Products and Services" below for a description of these services) which are currently offered by Rapid Link to its customers. Furthermore, the acquisition will allow us to roll out services to additional international markets and more rapidly expand our VoIP strategy due to the engineering and operational expertise acquired in the transaction.


                            REGULATORY ENVIRONMENT

      Regulation of Internet Telephony and the Internet

      The use of the Internet to provide telephone service is a recent market development. Currently, the Federal Communications Commission ("FCC") is considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony. On April 10, 1998, the FCC issued its report to Congress concerning the implementation of the universal service provisions of the Telecommunications Act. In the report, the FCC indicated that it would examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC noted that it did not have, as of the date of the report, an adequate record on which to make a definitive pronouncement, but that the record suggested that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain services are subject to FCC regulation as telecommunications services, the FCC may require providers of Internet telephony services to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. It is also possible that PC-to-phone and phone-to-phone services may be regulated by the FCC differently. In addition, the FCC sets the access charges on traditional telephony traffic and if it reduces these access charges, the cost of traditional long distance telephone calls will probably be lowered, thereby decreasing our competitive pricing advantage. In May of 2000, the FCC approved an access charge reduction plan known as CALLS which has resulted in a reduction of the access charges paid by traditional long distance carriers to the major local phone companies.

      Changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes which affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies or other telecommunications companies, could increase our costs of providing services. For example, the FCC determined in 1999 that subscriber calls to Internet service providers should be classified for jurisdictional purposes as interstate calls. On appeal, the U.S. Court of Appeals remanded the case to the FCC, directing the FCC to reconsider this determination. If the FCC reaffirms its original determination, the determination could affect a telephone carrier's cost for provision of service to these providers by eliminating the payment of reciprocal compensation to carriers terminating calls to these providers.

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

      In addition, although the FCC to date has determined that providers of Internet services should not be required to pay interstate access charges, this decision may be reconsidered in the future. This decision could occur if the FCC determines that the services provided are basic interstate telecommunications services and no longer subject to the exemption from access charges that are currently enjoyed by providers of enhanced services. Access charges are assessed by local telephone companies to long-distance companies for the use of the local telephone network to originate and terminate long-distance calls, generally on a per minute basis. The FCC has stated publicly that it would be inclined to hold the provision of phone-to-phone Internet protocol telephony to be a basic telecommunications service and therefore subject to access charges and universal service contribution requirements. In a Notice of Inquiry released September 29, 1999, the FCC again asked for comments on the regulatory status of Internet telephony. Specifically, the FCC asked for comments to address whether Internet telephony service generally, and phone-to-phone service in particular, may be regulated as a basic telecommunications service. If the FCC concludes that any or all Internet telephony should be regulated as a basic communications service, it eventually could require that Internet telephony providers must contribute to universal service funds and pay access charges to local telephone companies. The imposition of access charges or universal service contributions would substantially increase our costs of serving dial-up customers. Following the election of George W. Bush as President of the United States, William Kennard resigned from the chairmanship of the FCC and President Bush appointed Michael Powell as the new chairman. The FCC's polices may change as a result of this change in FCC leadership.

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

      To our knowledge, there are currently no domestic and few foreign laws or regulations that prohibit voice communications over the Internet. A number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Other countries permit but regulate Internet telephony. If Congress, the FCC, or State regulatory agencies of foreign governments begin to regulate Internet telephony, such regulation may materially adversely affect our business, financial condition or results of operations.

      In addition, access to our services may also be limited in foreign countries where laws and regulations otherwise do not prohibit voice communication over the Internet. We have negotiated agreements to provide our services in various countries. No assurances can be given that we will continue to be successful in these negotiations.

      Congress  has  recently  adopted  legislation  that  regulates  certain aspects of the Internet, including on-line content, user privacy and taxation. For example, the Internet Tax Freedom Act prohibits certain taxes on Internet uses through October 21, 2001. We cannot predict whether substantial new taxes will be imposed on our services provided after that date. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress is, for example, currently considering legislation on a wide range of issues including Internet spamming, database privacy, gambling, pornography and child protection, Internet fraud, and privacy. Congress has enacted digital signature legislation. Various states have adopted and are considering Internet-related legislation. Increased United States regulation of the Internet may slow its growth, particularly if other governments follow suit, which may increase the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects.

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

      The European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive on data protection that imposes restrictions on the processing of personal data that are more restrictive than current United States privacy standards. Under the directive, personal data may not be collected, processed or transferred outside the European Union unless certain specified conditions are met. In addition, persons whose personal data is processed within the European Union are guaranteed a number of rights, including the right to access and obtain information about their data, the right to have inaccurate data rectified, the right to object to the processing of their data for direct marketing purposes and in certain other circumstances, and rights of legal recourse in the event of unlawful processing. The Directive will affect all companies that process personal data in, or receive personal data processed in, the European Union, and may affect companies that collect or transmit information over the Internet from individuals in the European Union Member States. In particular, companies with establishments in the European Union may not be permitted to transfer personal data to countries that do not maintain adequate levels of data protection. Our transmission of personal data is limited and we do not anticipated it becoming a significant source of revenue.

      In addition, the European Union has adopted a separate, complementary directive that pertains to privacy and the processing of personal data in the telecommunications sector. This directive establishes certain requirements with respect to, among other things, the processing and retention of subscriber traffic and billing data, subscriber rights to non-itemized bills, and the presentation and restriction of calling and connected line identification. In addition, a number of European countries outside the European Union have adopted, or are in the process of adopting, rules similar to those set forth in the European Union directives.

       Although we do not engage in the collection of data for purposes other than routing calls and billing for our services, the data protection directives are quite broad and the European Union Privacy standards are stringent. Accordingly, the potential effect of these data protection rules on the development of our business is uncertain.


                              BUSINESS STRATEGY

      Our core business operations are in the telecommunications industry, and are concentrated on the marketing of IP telephony services, including voice, fax, data, Web-based and other enhanced services. We have coined the term "Bookend Strategy" to describe our primary focus, which is to provide telecommunication services originating in foreign countries and in the corresponding ethnic segment domestically in the United States via state-of-the-art digital fiber optic cable, oceanic cable transmission facilities, international satellites and the Internet to transport our communications. These services are provided either via direct private line circuits between those markets, or, as in most cases, via the public Internet, utilizing VoIP and other digitized voice technologies. VoIP is voice communication that has been converted into digital packets and is then addressed, prioritized, and transmitted over any form of broadband network utilizing the technology that makes the Internet possible. These technologies allow us to transmit voice communications with the same high-density compression as networks initially designed for data transmission, and at the same time utilize a common network for providing customers with data and enhanced Web-based services.

      By utilizing VoIP over the public Internet, we avoid the high network cost associated with private line connections to each international destination, which would require us to "fill" idle network capacity with traffic in order to offset high fixed costs, a practice that has plagued the telecommunications industry for many years. Products are primarily dial around products that include international dial-thru, re-origination, fax over the Internet, and other enhanced services targeted at small and medium sized businesses. In essence, we are selling a bundled solution of communication services to these small to medium size businesses. We also sell telecommunications services for both the foreign and domestic origination of international long distance into the wholesale market. Our primary objective in selling into the wholesale market is to fill our direct routes with wholesale traffic while we are developing revenue from our retail marketing operations so that no capacity is wasted. We plan to expand services in both foreign and domestic markets to include additional telecommunications products as well as Internet related services.

      A key part of the "Bookend Strategy" is the establishment of direct routes for telecommunications traffic to and from a target country. Once we have judged that a candidate country meets the requirements for availability of retail revenue opportunities, we then must determine the best manner in which to establish some form of dedicated connectivity. This is usually accomplished by first establishing a licensing agreement within the country, whereby we are licensed to sell these communication products, and then putting them into place either through public Internet connections or International Private Leased Circuits (IPLC). In order to effectively utilize these routing options, we must apply the appropriate technology to provide for the compression of the telecommunications traffic. The emerging technology that seems best suited for the majority of installations is VoIP or packetized voice and data. This allows us to legally enter markets that have not deregulated in a manner similar to the way Sprint and MCI entered the market in the United States in the late 1970's and early 1980's, prior to deregulation in the United States in 1984.

      We primarily focus on markets where competition is not as keen, thereby giving us opportunities for greater profit margins. These markets include regions where the deregulation of telecommunications services has not been completed and smaller markets that have not attracted large multi-national providers. South Africa, Asia, and parts of South America offer the greatest abundance of these target markets.

      Cooperating with overseas carriers and the incumbent, usually government owned, telephone companies, gives us better opportunities to engage in the co-branding of jointly marketed products, including IP-based enhancements that they have developed, rather than simply basing a strategy on pricing arbitrage. As a result, we are proactively invited to participate in, rather than reactively prevented from entering into, new markets.

      The explosive growth of the Internet has accelerated the rapid merger of the worlds of voice-based and data-based communications. By first digitizing voice signals, then utilizing the same packetizing technology that makes the Internet possible, VoIP provides for a cost effective manner in which to perform the signal compression needed to maximize the return from the use of the public Internet. In this way, not only has efficiency of the dedicated circuits been improved, but use of the public Internet provides a much more cost effective means of transmission and rapid deployment compared to traditional IPLC lines.

      We currently operate our domestic telecommunications switching facility in Los Angeles, California, Atlanta, Georgia, and Frankfurt, Germany, providing for long distance services worldwide. Development of the private IP network and the use of VoIP technology have improved both the cost and quality of telecommunications services, as well as facilitating our expansion into other Internet related opportunities.

      We continue to review an acquisition strategy within our current industries and other related markets. Additional material acquisitions may result in significant changes in our business.


                            PRODUCTS AND SERVICES

      Dial Thru and Re-origination Services

      We provide a variety of international Dial Thru and Re-origination services. We began offering these services in fiscal 2000 following the completion of the DTI Acquisition. In fiscal 2001, these services accounted for approximately 72% of our revenues. We expect that these services, while accounting for a majority of our revenues, will account for a decreasing percentage of our total revenues as we continue to develop and market new services. Generally, the Dial Thru and Re-origination Services are provided to customers that establish deposits or prepayments with us to be used for long-distance calling. The Dial Thru service allows customers the convenience of making local and/or international calls in the same manner as traditional long distance dialing. In those markets in which we cannot currently provide Dial Thru service, we offer our Re-origination services. Our Re-origination service allows a caller outside of the United States to place a long distance telephone call which appears to have originated from our switch in Los Angeles to the Customer's location, and then connects the call through our network to anywhere in the world. By completing the calls in this manner, we are able to provide very competitive rates to the customer. Wherever possible, we route calls over our private network. By using VoIP and other technologies to compress voice and data transmissions across our international private lines and public Internet circuits, we offer our voice and data services at costs that are substantially less than traditional communications services.

      FaxThru

      We offer FaxThru and "store and forward" Fax services, which allow a customer to send a fax to another party utilizing the Internet without incurring long distance or similar charges. From the customer's perspective, these products function exactly like traditional fax services, but with significant savings in long distance charges.

      Global Roaming

      Our Global Roaming service provides customers a single account number to use to initiate phone-to-phone calls from locations throughout the world using specific toll-free access numbers. This service enables customers to receive the cost benefits associated with our telecommunications network throughout the world. This product will begin to account for a more significant amount of our revenue due to the acquisition of Rapid Link, which provides this product to its retail customers around the world.

      Prepaid Phone Cards

      During fiscal year 2000, we significantly reduced our emphasis on this segment of our business in favor of other products and services that offer the opportunity for higher profit margins; however, we currently continue to offer prepaid products for domestic calling and outbound international long distance calling, as well as for enhanced features such as customized greetings and sequential calling. During fiscal 2001, 2000 and 1999, this product accounted for approximately 0%, 32% and 100%, respectively, of revenue from continuing operations. Currently, we do not offer this product to our customers, although we are exploring opportunities in specific international markets. It is not anticipated that this product will account for a significant amount of revenue going forward.

      1+ Services and Dial Around Products

      We are licensed to provide long distance service in most of the United States and now have begun selling our 1+ long distance service and Dial
 Around products to business customers. We are also targeting ethnic segments of the United States which correspond to foreign countries in which we have facilities. This allows us to add a complete package of communication services to the small to medium size business customer, thus allowing us to be its total "Bundled Communications Provider".

      PowerCall

      We have developed PowerCall as a Web-based e-commerce service that allows a customer to use Internet signaling to notify a business of their interest, and to initiate a call to the customer from the business while the customer continues accessing the business' website. This service allows a merchant to include a PowerCall icon on its website in which a customer may type its telephone number in the PowerCall box and then click an icon, prompting a call from the merchant to the customer. The customer may then talk to the merchant's representative while continuing to view the website. This service is much more convenient for the customer than using toll-free access lines which typically require various prompts through voice activated menus. Also, for access by customers around the world, a long list of toll-free access numbers would be required. The merchant pays for PowerCall services, including the associated long distance calls, and target markets are focused where our private network can be utilized. The PowerCall product has been developed and tested by us, however we have not yet developed a marketing program, nor are we actively selling this product.

      PC-to-Phone

      The Company's PC-to-Phone services enable a user to place a call from a personal computer to another party who uses a standard telephone. To utilize this service, the customer's personal computer must be equipped with a sound card, speakers and a microphone. Although this product is available, it does not currently generate any revenue.


                                  SUPPLIERS

      Our principal suppliers consist of domestic and international telecommunications carriers. Relationships currently exist with a number of reliable carriers. Due to the highly competitive nature of the telecommunications business, we believe that the loss of any carrier would not have a long-term material adverse effect on our financial condition or results of operations.


                                  CUSTOMERS

      We focus our retail sales and marketing efforts toward small to medium sized businesses, particularly those located in foreign markets where telecommunications deregulation has not taken place or is in the process of taking place, and wholesale customers in the United States and foreign markets. We rely heavily on the use of commissioned agents to generate retail sales in the foreign markets. By doing so, we believe that we establish a wide base of customers with little vulnerability based on lack of customer loyalty. Our wholesale customers are primarily large public telecommunications customers in the United States, and medium to large foreign Postal, Telephone and Telegraph ("PTT's") (entities responsible for providing telecommunications services in foreign markets, usually government owned or controlled). We believe the loss of any individual customers would not materially impact our business.


                                 COMPETITION

      The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. Other providers currently offer one or more of each of the services offered by us. Telecommunication service companies compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. As a service provider in the long distance telecommunications industry, we compete with such dominant providers as AT&T Corp. ("AT&T"), MCI WorldCom Inc. ("WorldCom"), and Sprint Corporation ("Sprint"), all of which are substantially larger than us and have (i) greater financial, technical, engineering, personnel and marketing resources; (ii) longer operating histories; (iii) greater name recognition; and (iv) larger consumer bases than us. These advantages afford our competitors the ability to (a) offer greater pricing flexibility, (b) offer more attractive incentive packages to encourage retailers to carry competitive products, (c) negotiate more favorable distribution contracts with retailers and (d) negotiate more favorable contracts with suppliers of telecommunication services. We also compete with other smaller, emerging carriers including IDT Corporation, ITXC Corp., DeltaThree Inc., Primus, and Net2Phone Inc. We believe that additional competitors may be attracted to the market, including internet-based service providers and other telecommunications companies. We also believe that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers.

      The market for international voice and fax call completion services is highly competitive. We compete both in the market for enhanced Internet communication services and the market for carrier transmission services. Each of these markets is highly competitive, and we face competition from a variety of sources, including large communication service providers with greater resources, longer operating histories and more established positions in the telecommunications marketplace than us, some of which have commenced developing VoIP capabilities. Most of our competitors are larger than us, although we also compete with small companies that focus primarily on VoIP. We believe that the primary competitive factors in the Internet and VoIP communications business are quality of service, price, convenience and bandwidth. We believe that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future.

      Future competition could come from a variety of companies both in the Internet and telecommunications industries. The Company also competes in the growing markets of providing Re-origination services, Dial-Thru services, dial-around, 10-10-XXX calling and other calling services. In addition, some Internet service providers have begun enhancing their real-time interactive communications and, although these companies have initially focused on instant messaging, we expect them to provide PC-to-phone services in the future.

      Internet Telephone Service Providers

       During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. Concert Global Clearinghouse, iBasis, ITXC, and the wholesale divisions of Net2Phone and deltathree.com route traffic to destinations worldwide and compete directly with us. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. These companies may offer the kinds of voice services we intend to offer in the future. In addition, companies currently in related markets have begun to provide VoIP services or adapt their products to enable voice over the Internet services. These companies may potentially migrate into the Internet telephony market as direct competitors.

      Traditional Telecommunications Carriers

      A substantial majority of the telecommunications traffic around the world is carried by dominate carriers in each market. These carriers, such as British Telecom and Deutsch Telekom, have started to deploy packet-switch networks for voice and fax traffic. In addition, other industry leaders, such as AT&T, MCI WorldCom and Qwest Communications International have recently announced their intention to offer Internet telephony services both in the United States and internationally. All of these competitors are significantly larger than us and have substantially greater financial, technical and market resources; larger networks; a broader portfolio of services, better name recognition and customer loyalties; an established customer base; and an existing user base to cross-sell their services. These and other competitors may be able to bundle services and products that are not offered by us, together with Internet telephony services, to gain a competitive advantage on us in the marketing and distribution of products and services.


                                 RISK FACTORS

 Insufficient Cash Flow to Satisfy Debt Obligations

      For the years ended October 31, 2001, 2000 and 1999, we recorded net losses from continuing operations of approximately $2.5 million, $11.2 million and $3.8 million, respectively, on revenues from continuing operations of approximately $7.0 million, $8.6 million and $3.1 million, respectively. As a result, we currently have a working capital deficit of over $6 million. In addition, we have a significant amount of trade debt, of which approximately 30% is past due, excluding disputes for overcharges with our underlying carriers of approximately $750,000. To be able to service our debt obligations we must generate significant cash flows and obtain additional financing.

      We did not commence our Telecommunications Business until early 1998 and our limited operating history makes it difficult to accurately assess our general prospects in this industry and the effectiveness of our business strategy. In addition, we have limited meaningful historical financial data upon which to forecast our future sales and operating expenses. Our future performance will also be subject to prevailing economic conditions and to financial, business and other factors. Accordingly, we cannot assure you that we will successfully implement our business strategy or that our actual future cash flows from operations will match our current projections or be sufficient to satisfy our debt obligations and working capital needs.

      To  implement  our  business  strategy,  we  will  also  need  to  seek additional financing. There is no assurance that adequate levels of additional financing will be available at all or on acceptable terms. In addition, any additional financing could result in significant dilution to our existing stockholders. If we are unable to obtain additional financing on terms that are acceptable to us, we could be forced to dispose of assets to make up for any shortfall in the payments due on our debt under circumstances that might not be favorable to realizing the highest price for those assets. A substantial portion of our assets consist of intangible assets, the value of which will depend upon a variety of factors, including without limitation, the success of our business. As a result, we cannot assure you that our assets could be sold quickly enough, or for amounts sufficient, to meet our obligations.

      If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on our trade debt and other indebtedness, we may not be able to continue our operations.

 Competition

      The market for our products and services is highly competitive. We face competition from multiple sources, many of which have greater financial resources and a substantial presence in our markets and offer products or services similar to our services. Therefore, we may not be able to successfully compete in our markets, which could result in a failure to implement our business strategy, adversely affecting our ability to attract and retain new customers. In addition, competition within the industries in which we operate is characterized by, among other factors, price and the ability to offer enhanced services. Significant price competition would reduce the margins realized by us in our telecommunications operations. In addition, many competitors have greater financial resources to devote to research, development and marketing, and may be able to respond more quickly to new or merging technologies and changes in customer requirements. If we are unable to provide cutting-edge technology and value-added Internet products and services, then we will be unable to compete in certain segments of the market, which could have a material adverse effect on our business, results of operations and financial condition.

 Government Regulation

      The legal and regulatory environment pertaining to the Internet is uncertain and changing rapidly as the use of the Internet increases. For example, in the United States, the FCC is considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony.

      In addition, the regulatory treatment of Internet telephony outside of the United States varies from country to country. There can be no assurance that there will not be legally imposed interruptions in Internet telephony in these and other foreign countries. Interruptions or restrictions on the provision of Internet telephony in foreign countries may adversely affect our ability to continue to offer services in those countries, resulting in a loss of customers and revenues.

      New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of our products or services using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet (see "Business - Regulatory Environment.") Newly existing laws may cover issues that include sales and other taxes, access charges, user privacy, pricing controls, characteristics and quality of products and services, consumer protection, contributions to the Universal Service Fund , an FCC-Administered Fund for the support of local telephone service in rural and high-cost areas, cross-border commerce, copyright, trademark and patent infringement, and other claims based on the nature and content of Internet materials.

 Technology Changes

      The industries in which we compete are characterized, in part, by rapid growth, evolving industry standards, significant technological changes and frequent product enhancements. These characteristics could render existing systems and strategies obsolete and require us to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes. No assurance can be given that we will be able to keep pace with the rapidly changing consumer demands, technological trends and evolving industry standards.

 Strategic Relationships

      Our international business, in part, is dependent upon relationships with distributors, governments or providers of telecommunications services in foreign markets. The failure to develop or maintain these relationships could result in a material adverse effect on our financial condition and results of operations.

 Dependence on and Ability to Recruit and Retain Key Management and Technical Personnel

      Our success depends to a significant extent on our ability to attract and retain key personnel. In particular, we are dependent on our senior management team and personnel with experience in the telecommunications industry and experience in developing and implementing new products and services within the industry. Our future success will depend, in part, upon our ability to attract and retain key personnel.

 Expansion

      We intend to expand our VoIP network and the range of enhanced telecommunications services that we provide. Our expansion prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. To address these risks, we must, among other things:

        -    respond to competitive developments;

        -    succeed in our marketing efforts; and

        -    upgrade our products, services and technologies.

        We cannot assure you that we will be successful in addressing the risks we face or that we will be successful in our proposed expansion activities. The failure to do so would have a material adverse effect on our business and financial condition.

 Market for Common Stock; Volatility of the Stock Price

      We cannot ensure that an active trading market for the common stock exists or will exist in the future. However, even if the trading market for the common stock exists, the price at which the shares of common stock trade is likely to be subject to significant volatility. The market for the common stock may be influenced by many factors, including the depth and liquidity of the market for our common stock, investor perceptions of us, and general economic and similar conditions.

 Listing Status; Penny Stock Rules

      Our common stock currently trades on the OTC Bulletin Board. Therefore, no assurances can be given that a liquid trading market will exist at the time any investor desires to dispose of any shares of the our common stock. In addition, our common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000, or $300,000 together with a spouse). For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. As a result of the additional suitability requirements and disclosure requirements imposed by the "penny stock" rules, an investor may find it more difficult to dispose of our common stock.

 Absence of Dividends

      We have never declared or paid any cash dividends on our common stock and do not presently intend to pay cash dividends on our common stock in the foreseeable future.


                             SALES AND MARKETING

      We market long distance telecommunications products and services from our offices in Los Angeles, California and Atlanta, Georgia. We also have a wholly owned subsidiary in Mannheim, Germany and a regional sales office located in Johannesburg, South Africa, and offices through joint ventures in Caracas, Venezuela, and Buenos Aires, Argentina. Our revenues are primarily derived from the following three channels: direct sales to business accounts; sales through commissioned agents; and wholesale sales to other telecommunications providers. We plan to expand our sales effort to both domestic and international business accounts, as well as add products and services targeted toward residential customers in both markets.

      We have substantial revenues in foreign markets. For the years ending October 31, 2001 and 2000, $6,658,939, or 95%, and $5,836,932, or 68% of
 our total revenue for each year, respectively, originated from Western Europe, Africa and South East Asia. For the year ending October 31, 1999, we had no foreign revenue.

                                   BACKLOG

      Telecommunications products and services are generally delivered to customers when ordered and, although continuing relationships with customers exist that produce recurring revenue; there is no traditional backlog of orders.


                            INTELLECTUAL PROPERTY

      The Company doesn't hold  any significant patents  or trademarks.   The
 Company's products and services are available to other telecommunication companies.


                                  EMPLOYEES

      As of January 23, 2002, we had approximately 77 full-time and 2 part-time employees, approximately 20 of which perform administrative and financial functions, approximately 38 of which perform customer support duties and approximately 59 of which have experience in telecommunications operations and/or sales. Approximately 20 current employees are located in Los Angeles, California, and approximately 59 employees operate in offices worldwide. No employees are represented by a labor union, and we consider our employee relations to be excellent.


 Item 2.  Properties

      Our principal executive office is located in Los Angeles, California, where we lease 7,716 square feet in two locations. Our operations and information systems are located in Atlanta, Georgia, where we lease 17,034 square feet. Our German operations are located in Mannheim and Frankfurt, Germany, where we lease 8,395 square feet. We also have sales and administrative offices in, Caracas Venezuela, Buenos Aires, Argentina, and Johannesburg, South Africa.

      In addition, our subsidiary in Germany, acquired from Rapid Link in October 2001, is facilities based provider of telecommunications services and utilizes significant property and equipment to operate its business. As of October 31, 2001, we had $559,821, or 11% of our total property and equipment was located at our Germany subsidiary.


 Item 3.  Legal Proceedings

 On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to our
 "international call-back" technology. This technology drives our Re-Origination Services and allows our foreign based customers to initiate international telephone calls by first calling a switch in the United States, which then initiates a "call back" to the customer sight providing the customer with an open phone line to place a call anywhere in the world. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek compensatory and punitive damages as well as attorneys' fees and costs. We deny the alleged infringement and intend to defend the case vigorously, but our ultimate legal and financial liability with respect to this legal proceeding cannot be estimated with any certainty at this time.

      On May 2, 2000, Star Telecommunications, Inc. ("Star") filed suit against us in the Superior Court of the State of California in Santa Barbara, California, alleging a breach of contract by us in failing to pay amounts due under a Carrier Service Agreement, and seeking damages of approximately $780,000. We disputed the amounts alleged to be owed to Star, and filed a counter-claim against Star for damages resulting from wrongful acts under the Carrier Service Agreement.

       During the quarter ended January 31, 2001 we settled the lawsuit with Star. In conjunction with the settlement we received a carrier usage credit in the amount of $780,000 for previous services, and future services for one year of domestic carrier services at no charge for transporting traffic between Los Angeles, New York and Miami. The $780,000 credit for past services is recorded as forgiveness of debt in the accompanying statement of operations. We also received 1,100,000 shares of common stock of Star, which were recorded at fair value totaling $446,820. On March 13, 2001, Star filed for Chapter 11 reorganization. As a result the investment of $446,820 was written off. We will not be utilizing the one-year of no-charge carrier services.


 Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.



                                   PART II


 Item 5.  Market for Registrant's Common Equity and Related Stockholder
 Matters

                           MARKET FOR COMMON STOCK

      We have only one class of shares, common stock, $.001 par value, which is traded on the OTC Bulletin Board. Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or purpose for either cancellation or surrender or provisions for sinking or purchase funds.

      Our Common Stock is currently traded on the OTC Bulletin Board under the symbol "DTIX." Our principal executive offices are located at 700 South Flower Street, Suite 2950, Los Angeles, California, 90017, and its telephone number is (213) 627-7599.

                 MARKET PRICES OF THE COMPANY'S COMMON STOCK

      The following table sets forth for the fiscal periods indicated the high and low closing sales price per share of our Common Stock as reported on the OTC Bulletin Board. The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

                                                  COMMON STOCK
                                                 CLOSING PRICES
                                                ----------------
                                                HIGH         LOW
                                                -----       -----
 FISCAL 2000
      First Quarter.......................     $ 4.57      $ 0.69
      Second Quarter......................     $13.30      $ 4.00
      Third Quarter.......................     $ 6.63      $ 2.63
      Fourth Quarter......................     $ 3.88      $ 1.47

 FISCAL 2001
      First Quarter.......................     $ 2.34      $ 0.50
      Second Quarter......................     $ 2.63      $ 0.71
      Third Quarter.......................     $ 1.20      $ 0.62
      Fourth Quarter......................     $ 1.09      $ 0.41


      The closing price for our Common Stock on January 23, 2002 as reported on the OTC Bulletin Board was $0.39.

 Dividends

      We have never declared or paid any cash dividends on our Common Stock and do not presently intend to pay cash dividends on the our Common Stock in the foreseeable future. We intend to retain future earnings for reinvestment in our business.


 Holders of Record

      There were 439 stockholders of record as of January 23, 2002.

 Recent Sales of Unregistered Securities

      On October 24, 2001, we issued a 10% convertible note (the "Note") to three of our executives, which provided financing of $1,945,958. The Notes were issued to our Chief Executive officer for $1,745,958, our Chief Financial Officer for $100,000, and our Executive Vice President for $100,000. Each Note maturity date is October 24, 2003. Each Note is convertible into our common stock at the option of the holder at each of the six, twelve, eighteen and twenty four month anniversary of the date of issuance of the note. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion.

       On October 12, 2001, we completed the acquisition of certain assets and liabilities of Rapid Link. The aggregate purchase price was $2,116,481, including $1,450,000 in cash, $198,481 in acquisition related costs, and the issuance of 600,000 shares of our common stock, valued at $468,000. The value of the 600,000 common shares was determined based on the closing market price of our common stock, $0.78, on October 12, 2001.

       On April 11, 2001, we issued a 6% convertible debenture (the "Debenture") to Global Capital Funding Group L.P, which provided financing of $1,000,000. The Debenture maturity date is April 11, 2003. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 70% of the average of the five (5) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion. On April 11, 2001, in connection with the issuance of the Debenture, we also issued to the holder of the Debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. For services rendered in connection with the Debenture, we issued to DP Securities, Inc. 25,000 warrants to acquire common stock at an exercise price of $0.89, which expires on April 11, 2006.

       On December 15, 2000, we issued 90,000 shares of common stock to an accredited investor, Scotty Cook, a former Director, at no cost as compensation for consulting services performed for us. At the time of issuance, our common stock price was $1.125.

       On September 8, 2000, we issued 914,285 shares (which are fully vested and nonforfeitable) of our common stock in exchange for $3.2 million face value of advertising credits. These credits were issued by Millenium Media Ltd. and Affluent Media Network, national advertising agencies and media placement brokers.

       On August 8, 2000, we received $1 million from an accredited investor in exchange for the issuance of 285,714 of common shares. On September 11, we received and additional $400,000 from the same investor and issued an additional 114,286 common shares. These issuances were each part of a single offering made only to that one accredited investor in Texas.

       On March 28, 2000, we issued 1,000,000 shares of common stock in connection with our purchase of Dial Thru International on November 2, 1999, in accordance with the earnout terms of the Asset Purchase Agreement.

      On February 4, 2000, we issued non-interest bearing convertible notes (the "Notes") to nine accredited investors, which together provided financing of $1,000,000. The notes were payable on the earlier of one year from the date of issuance or the consummation of a debt or equity financing in excess of $5,000,000, or convertible into common stock at a rate of $4.00 per share if the notes were not repaid within 90 days from the date of issuance. On that same date, in connection with the issuance of the Notes, we also issued to the holders of the Notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. On August 4, 2000, additional warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share were issued to the holders of the Notes, as they had not been repaid within six months following the date of issuance. During March 2001, terms of the Notes were modified and the debt was converted into 400,000 common shares. Additionally, in connection with the conversion, the warrants to purchase 250,000 shares of common stock were modified to allow for an exercise price of $0.01 per share and 150,000 additional warrants with an exercise price of $3.00 per share were issued to the note holders.

       On November 2, 1999, we consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation (the "Seller"), a California corporation. We issued to the Seller an aggregate of 1,000,000 shares of common stock, recorded a total purchase price of $937,500 using our common stock price at the time the acquisition was announced, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified revenue and earnings goals.

       On October 26, 1999, we issued a warrant to a distributor of our prepaid phone cards to acquire 50,000 shares of common stock at an exercise price of $0.88 per share, the closing price of our common stock on October 25, 1999. The warrant is exercisable beginning October 26, 2001 and expires October 26, 2003. This warrant was issued as consideration for services.

       Each of the issuance noted above was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereunder.


 Item 6.  Selected Financial Data

                                                       FISCAL YEARS ENDED OCTOBER 31
                                           ----------------------------------------------------
                                            2001        2000       1999        1998       1997
                                           -------     -------    -------     -------    ------
 CONSOLIDATED STATEMENT OF OPERATIONS
   DATA (1):
 Revenues                                 $  7,002    $  8,591   $  3,117    $  2,189   $    --
 Cost of revenues                            3,625       9,971      2,982       2,155        --
 Operating expenses                          5,365       9,142      4,028       1,399        --
 Other income (expense)                        647        (665)        79        (101)       --
 Gain on sale of software business              --          --      5,309          --        --
 Loss on disposal of USC & equipment            --          --         --      (1,155)       --
 Income (loss) from continuing operations   (2,684)    (11,187)    (3,815)     (2,621)       --
 Income (loss) from discontinued
   operations                                   --          --        218        (103)       87
 Extraordinary item - forgiveness of debt       --
 Net income (loss)                          (2,684)    (11,187)     1,713      (2,724)       87

 Income (loss) from continuing
   operations per share (2)               $  (0.25)   $  (1.31)  $  (0.56)   $  (0.37)      --
 Net income (loss) per share (2)          $  (0.25)   $  (1.31)  $   0.25    $  (0.38)  $  0.01


 CONSOLIDATED BALANCE SHEET DATA (1):
 Total assets
    Continuing operations                   12,644       6,102      4,467       1,411        --
    Discontinued operations                     --          --         --       3,880     4,578
 Working capital (deficiency)
    Continuing operations                   (6,626)     (4,829)     1,251      (1,460)       --
    Discontinued operations                     --          --         --         622       664
 Noncurrent obligations
    Continuing operations,
      net of discount                        1,967         119        562          --        --
    Discontinued operations                     --          --         --         147       178
 Shareholders' equity                        2,079         508      2,865       1,064     2,220

 --------------------
 (1)  All numbers,  other  than per  share  numbers, are  in  thousands.  The results of operations of the Software  Business have been presented  in
      the  financial  statements  as  discontinued  operations.  Results   of
      operations in prior years have been restated to reclassify the Software
      Business as discontinued operations.

 (2) All per share amounts have been retroactively adjusted to reflect a one-for-five reverse stock split of our Common Stock effective December
      21, 1995.


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years Ended October 31, 2001, 2000 and 1999

 General

      The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2001, 2000, and 1999 and should be read in conjunction with our Financial Statements and the Notes thereto commencing at page F-1 hereof.

 Results of Operations-2001 Versus 2000

 General

      On November 2, 1999, we consummated the DTI Acquisition and in the second quarter of fiscal 2000, we shifted focus toward our global VoIP strategy; providing connectivity to international markets experiencing significant demand for VoIP and other IP enabled services and then targeting the corresponding ethnic segment in the U.S. This change in focus has lead to a shift from our prepaid long distance operations toward higher margin international opportunities. This strategy allows us to form local partnerships with foreign PTT's (entities responsible for providing telecommunications services in foreign markets, usually government owned or controlled) and Internet Service Providers ("ISP's"), and to provide IP enabled services based on the in-country regulatory environment affecting telecommunications and data providers. Through these relationships, we are able to acquire a direct equity interest or partnership/joint venture interest in the local business and expect our interest to increase as foreign ownership regulations of telecommunications companies diminish. As an early market entrant building "super-regional" networks, management believes that we are positioned for long-term growth and the provision of high margin, value-added services.

       In the third quarter of fiscal 2000, we further concentrated our efforts toward our global VoIP telecommunications strategy by completing the consolidation of our Dallas, Texas and Los Angeles, California operations into a single facility in Los Angeles, which also houses two sets of our telecommunications switching equipment and enhanced services platforms. Significant reductions in cost have resulted from combining operational organizations. Costs incurred to accomplish this include the relocation of office facilities and staff, as well as costs associated with reduction of personnel resulting from redundancies. Defocusing on the prepaid market caused us to incur other costs associated with the closure of certain distribution channels, and also resulted in a reduction of revenues. The reduction of revenues, however, came from the low or negative margin portion of the business that we moved away from. This refocusing and consolidation of operations has resulted in not only greater savings , but also higher profits and more sustainable revenues. This consolidation and reduction in staff has allowed us to significantly reduce our overhead, and although our operations have not yet produced positive cash flow, we believe that continued cost reductions and moderate revenue growth would allow us to achieve positive results in the near future.

       On October 12, 2001, we completed the acquisition from Rapid Link of certain assets and executory contracts of Rapid Link, USA, Inc. ("Rapid Link USA") and 100% of the common stock of Rapid Link Telecommunications, GMBH, ("Rapid Link Germany") a German Company. Rapid Link is a leading provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world.

      Revenues

       Our primary source of revenue is the sale of voice and fax traffic internationally over our VoIP network, which is measured in minutes, primarily to small and medium sized enterprises ("SME's"). We charge our customers a fee per minute of usage that are dependent on the destination of the call and is recognized in the period in which the call is completed.

       For the year ended October 31, 2001, we had revenues from continuing operations of $7,002,000 a decrease of $1,589,000 or 19% over 2000.
 Revenues in 2001 included $1,572,000 resulting from the purchase of Rapid Link. Our international long distance business as described above generated revenues of $5,429,000 for the fiscal year ended October 31, 2001 compared to $5,836,000 for the fiscal year ended October 31, 2000. The remaining revenue for 2000 of $2,755,000 was derived from the prepaid long distance business that we have discontinued. Resources devoted to the discontinuation of the prepaid business, as well as a shift in our strategic focus have prevented us from fully developing and marketing our redirected business, resulting in a slight decline in revenues from international long distance services. We now devote all of our resources to providing international communication services in niche markets to SME's either through direct sales efforts, outside sales agents or resellers in each market.

      Expenses

       Our costs of revenues are termination fees, purchased minutes and fixed costs for specific international and domestic Internet circuits and private lines used to transport our minutes. Termination fees are paid to local service providers and other international and domestic carriers to terminate calls received from our network. This traffic is measured in minutes, at a negotiated contract cost per minute.

       For the year ended October 31, 2001, we had total direct costs of revenues relating to revenues from continuing operations of $4,967,000, a decrease of $5,004,000, or 50%, from $9,971,000 in 2000. Included in the cost is $1,194,000 attributable to Rapid Link operations. Excluding the impact of Rapid Link, costs of revenues were $3,773, 000 or 69% of revenues, for the fiscal year ended October 31, 2001, compared to $9,971,000, or 116% of revenues, for the fiscal year ended October 31, 2000. A substantial portion of this negative margin for 2000 related to our sale of prepaid phone cards for use between the United States and Mexico. Changes in competitive pricing structures combined with changes in predicted average call durations resulted in carrier costs exceeding revenues. By focusing our business away from low margin prepaid calling cards to delivering higher margin international communication services to SME's in niche markets utilizing our VoIP network, we have realized higher margins on sales across our product lines. We anticipate the margin contribution from Rapid Link to be consistent with our current margin results.

       General and administrative expenses include salaries, payroll taxes, benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, information technology and human resources.

       General and administrative expenses were $3,464,000 and $5,202,000 for the fiscal years ended October 31, 2001 and October 31, 2000, respectively. This decrease of $1,738,000, or 33% is net of $539,000 attributable to Rapid Link operations. Excluding the expenses associated with Rapid Link, general and administrative expenses decreased by 44% from the prior period. The change in our business away from prepaid calling cards, which requires a larger infrastructure to support and control a large volume of transactions, as well as our decision to consolidate our US operations into one location has resulted in an overall drop in general and administrative expenses in absolute dollars. It is anticipated that general and administrative expense will grow in absolute dollars and as a percentage of revenues in the short term due to the acquisition of Rapid Link, as a majority of the acquired infrastructure supports a large retail customer base. However, as revenues grow, and we continue to reduce expenses as part of our integration plan, we anticipate a long tem reduction of these expenses as a percentage of revenue.

       Sales and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with advertising and marketing programs, including expenses relating to our outside public relations firms.

       Sales and marketing expenses were $824,000, or 12% of revenues for the year ended October 31, 2001, compared to $863,000, or 10% of revenues, for the same period last year. Included in sales and marketing expenses for 2001 is $16,000 attributable to Rapid Link operations. The increase in sales and marketing as a percentage of revenues is the result of our investment in startup operations in Latin America. In addition, Rapid Link uses newspaper and periodicals to advertise its services, which we will continue and increase in order to grow the acquired customer base.

      Depreciation and amortization expenses attributable to continuing operations increased $253,000 or 45%, from $565,000 for the year ended October 31, 2000 to $818,000 for the year ended October 31, 2001. Of this increase, $195,000 relates to the depreciation and amortization of the assets of the business acquired from Rapid Link. The remaining increase of $58,000 is attributable to the increase in depreciation expense for telephone switching equipment, which was purchased in late fiscal 1999, as well as the amortization of goodwill related to the DTI Acquisition.

      The 2000 and 2001 interest expense is primarily attributable to our $1.0 million convertible notes, which had original deferred financing fees totaling $609,000, and were being amortized over a three year period. The notes were converted to equity in March 2001, and the remaining unamortized deferred financing fees of $315,000 were charged to expense. In connection with the conversion of the notes into equity, we issued 150,000 warrants to the note holders on March 13, 2001, and recorded $144,000 as the fair value of the warrants. This amount was recorded as interest expense for the year ended October 31, 2001. In addition, during 2001, we incurred $150,000 in financing fees relating to our convertible debenture, which was issued in April, 2001. These financing fees include $144,000 relating to a beneficial conversion feature provided by our April, 2001 Convertible Debenture agreement, which provides for a below market conversion of 30% applied to the fair market value of our common stock at each conversion of the convertible debenture.

      Settlements with two major carriers over charges in prior periods amounted to a total credit to the statements of operations of $1,790,000 for the year ended October 31, 2001. Of this amount, $780,000 is the result of our settlement with Star Telecommunications ("Star"). Also included is $446,820 representing common stock received from Star in connection with our dispute settlement. The investment in common stock was subsequently written off as Star filed for Chapter 11 reorganization in March 2001.

      As a result of the foregoing, we incurred a net loss $2,684,000, or $0.25 per share, for the year ended October 31, 2001, compared with a net loss of $11,187,000, or $1.31 per share, for the year ended October 31, 2000.

      Results of Operations-2000 Versus 1999

      Revenues

      For the year ended October 31, 2000, we had revenues from continuing operations of $8,591,000, an increase of $5,475,000 or 176% over 1999. This increase is primarily attributable to revenues of approximately $5,836,000 arising from the business acquired in the DTI Acquisition. There is significant growth projected from this business as we continue to add customers and additional products to the existing customer base, thus allowing greater customer retention and profit margin from each existing customer. Although the shift of business from the prepaid market to international IP communications resulted in a reduction of revenues from the prepaid portion of our business, we believes that this shift will ultimately allow us to increase and sustain higher margins, as well as improve customer retention and EBITDA growth in the years to come. As a result of the shift away from the prepaid phone card business, deferred revenue has declined.

      Expenses

      For the year ended October 31, 2000, we had total direct costs of revenues relating to revenues from continuing operations of $9,971,000, an increase of $6,989,000 or 234% from 1999. This increase is primarily attributable to our 176% increase in sales combined with the negative margins resulting from our prepaid phone card product line and the reduction thereof. A substantial portion of this negative margin was related to our sale of prepaid phone cards for use between the United States and Mexico. Changes in competitive pricing structures combined with changes in predicted average call durations resulted in carrier costs exceeding revenues. We anticipate a significant reduction in these costs as carrier and facility obligations are settled, which will have a positive impact on future operations and earnings.

      General and administrative expenses attributable to continuing operations comprised primarily of management, accounting, legal and overhead expenses, were $5,202,000 and $2,683,000 for the years ended October 31, 2000 and October 31, 1999, respectively. This increase of $2,519,000 or 94%, is primarily attributable to costs associated with the DTI Acquisition of $447,000, costs associated with the merger of the businesses and the relocation of the Dallas, Texas operations to Los Angeles, California of $330,000, costs associated with the closing of field distribution centers for prepaid phone cards of $271,000, and costs associated with refocusing business efforts away from the less profitable prepaid phone card market to the higher margin international IP communications market of $1,479,000. In addition, approximately $1,000,000 of this $2,519,000 increase relates to bad debt expenses recorded for uncollectible trade receivables associated with the DTI business and our prepaid phone card business and a note receivable associated with the prepaid phone card business. The remaining increase during the year of approximately $1,500,000 is directly related to the business acquired in the DTI Acquisition. As part of our cost reduction efforts associated with the merger of the two businesses, we implemented changes in expenditure policies, which have reduced, and will continue to reduce overall general and administrative and overhead costs in future periods.

      Sales and marketing expenses attributable to continuing operations decreased from $1,254,000 for the year ended October 31, 1999 to $2,800,000 for the year ended October 31, 2000. This decrease of $1,546,000 or 123%, is primarily due to a non-cash charge of $1,937,184 recorded for warrants previously issued to employees who changed their status to independent distributors offset partially by a reduction in emphasis on the prepaid phone card portion of our business, which has a much higher cost of sales and marketing than the international IP telephony portion of the business. In addition, we have transitioned a significant portion of our sales and marketing activities into countries where we are building infrastructure. This has allowed us to achieve a reduction in these costs during the year, and will continue to recognize significant savings in future periods. Given these changes in strategy during the year, we anticipate continuing reductions in the cost of sales and marketing as a percentage of revenue.

       The Company also recorded an impairment charge of $575,542 to write down advertising credits to their estimated fair value.

      Depreciation and amortization expenses attributable to continuing operations increased approximately $474,000 or 521%, from $91,000 for the year ended October 31, 1999 to $565,000 for the year ended October 31, 2000. Of this increase, approximately $218,000 relates to the depreciation and amortization of the assets of the business acquired in the DTI Acquisition. The remaining increase of approximately $256,000 is attributable to the increase in depreciation expense for telephone switching equipment, which was purchased in late fiscal 1999, as well as the amortization of goodwill related to the DTI Acquisition.

           We had net interest expense of $665,000 in fiscal 2000, as compared to net interest income of $79,000 in fiscal 1999. The net interest expense in 2000 was comprised of approximately $679,000 of financing expenses attributable to the financing of $1,000,000 of convertible debentures, offset by a net interest income of approximately $15 ,000. The interest and financing costs of approximately $96,000 for 1999 were primarily associated with the Founders Equity indebtedness that was repaid during fiscal 1999, as well as equipment financing costs for our switching facilities and platform. These costs during fiscal 1999 were offset by interest income of approximately $175,000 earned on the proceeds from the Software Business sale and our note receivable from US Communications Services, Inc.

      As a result of the foregoing, we incurred a net loss from continuing operations of $11,187,000, or $1.31 per share, for the year ended October 31, 2000, compared with a net loss from continuing operations of $3,815,000, or $0.56 per share, for the year ended October 31, 1999. Our efforts with regard to the consolidation of business, and reduction in staff associated with the relocation of operations to Los Angeles have allowed us to reduce our overhead and will contribute to its goal of reaching positive cash flow in the near term.



 Quarterly Results of Operations


 The following table sets forth selected unaudited quarterly information for our the last eight fiscal quarters:

                                                     Quarter Ended
                                 January 31   April 30   July 31   October 31      Year
                                     $           $          $           $            $
                                 ---------   ---------  ---------   ---------  -----------
 2000
  Revenue                        3,806,767   2,823,704    952,667   1,008,311    8,591,449
  Loss from operations          (2,120,321) (4,402,381)  (848,626) (3,150,736) (10,522,064)
  Net Loss                      (2,083,370) (4,659,540)  (965,071) (3,478,761) (11,186,742)
  Basic and diluted loss
    Per share from operations        (0.26)      (0.56)     (0.11)      (0.38)       (1.31)

 2001 (restated)
  Revenue                          890,620     903,639  1,654,079   3,553,524    7,001,862
  Loss from operations            (991,223)   (682,600)  (497,762) (1,159,563)  (3,331,148)
  Net Income (Loss)                382,191  (1,193,171)  (594,871) (1,278,455)  (2,684,306)
  Basic and diluted income (loss)
    per share from operations         0.03       (0.11)     (0.05)      (0.12)       (0.25)



 Liquidity and Sources of Capital

      The growth model for our business is scaleable, but the rate of growth is dependent on the availability of future financing for capital resources. Our funding of additional infrastructure development will be provided through the operations of our Telecommunications Business and externally through debt and/or equity offerings. We plan to obtain vendor financing for any equipment needs associated with expansion. We believe that, with sufficient capital, we can significantly accelerate our growth plan. Our failure to obtain additional financing could delay the implementation of our business plan and have a material adverse effect on its business, financial condition and operating results.

      At October 31, 2001, we had cash and cash equivalents of $94,985, an increase of $21,118 from the balance at October 31, 2000. As of October 31, 2001, we had a working capital deficit of $6,626,000, compared to a working capital deficit of $4,829,000 at October 31, 2000. As of October 31, 2001, our current assets of $1,971,365 included net accounts receivable of $1,832,768, which has increased as a result of the growth in our revenues and the acquisition of Rapid Link.

      During the fiscal year ended October 31, 2001, net cash used in operating activities was $867,000, compared to net cash used in operating activities of $4,157,000 for the fiscal year ended October 31, 2000. The net cash used in operating activities for the period ended October 31, 2001 was primarily due to a net loss of $2,684,000 adjusted for: forgiveness of debt of ($780,000); financing fees and amortization of debt discount of $597,731; depreciation and amortization of $818,000; stock and warrants issued for services of $258,616; and net changes in operating assets and liabilities of $796,000. For the year ended October 31, 2000, the net cash used in operating activities was comprised of a net loss of $11,187,000 for year ended October 31, 2000 adjusted for: loss from disposal of fixed assets of $121,000 and depreciation and amortization of $565,000; bad debt expense of $695,000; impairment provision on advertising credits of $576,000; stock and warrants issued for services of $1,937,000; inventory write-offs of $59,000; financing fees and amortization of debt discount of $679,000; and net changes in operating assets and liabilities of $2,398,000.

      Cash used in investing activities was $1,557,000 for the fiscal year ended October 31, 2001, compared to cash provided by investing activities of $50,000 for the prior fiscal period. For the fiscal year ended October 31, 2000, we had receipts of $255,000 from notes receivable, offset by $275,000 of capital expenditures. The investing activities for the twelve months ended October 31, 2001 include approximately $1.5 million, net of cash acquired, used for the purchase of Rapid Link, and $61,000 attributable to capital expenditures.

      Cash provided by financing activities for the fiscal year ended October 31, 2001, totaled $2,445,000, compared to cash provided by financing activities of $3,335,000 for the fiscal year ended October 31, 2000. For 2001, significant components of cash provided by financing activities include $1,000,000 in proceeds from a convertible debenture, and proceeds of $1,945,000 from convertible notes executed with three of our executives. During the year ended October 31, 2000, the change in cash provided by financing activities was due primarily to the repayment of $833,000 on notes payable and capital lease obligations, offset by the release of restricted cash of $1,238,000, the raising of $1,000,000 through the sale of convertible debentures and $1,400,000 through the issuance of a common stock subscription agreement, and $531,000 in net proceeds received upon the exercise of stock options.

      We are subject to various risks in connection with the operation of our business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent us from competing successfully in the marketplace, and (vi) our lack of liquidity and our ability to raise additional capital. We have an accumulated deficit of approximately $35.8 million as of October 31, 2001, as well as a working capital deficit of approximately $6.6 million. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing. As of the date of this report:

   1) we are currently in negotiations to obtain both debt and/or equity financing, and have closed on an additional $550,000 of financing.
   2) we have successfully negotiated payment terms on $1 million of our past due trade payables with our largest vendor, and we have agreed to remit equal monthly installments in excess of our normal monthly usage billing.
   3) our trade accounts payable and carrier costs include disputes with certain vendors over what we believe are improper charges primarily for termination of our domestic and international minutes. This amount is approximately $750,000 at October 31, 2001. We have received approximately $1,400,000 of such credits in fiscal 2001.
   4) our German subsidiary received a net $1 million refund for a license fee previously paid, which will be used to pay down past due liabilities.

      Although we have been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. As a result of the aforementioned factors and related uncertainties, there is doubt about the Company's ability to continue as a going concern.

      Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for fiscal 2001 were approximately $61,000, and we anticipate a similar amount for fiscal 2002. In February 2000, we consummated a private placement of $1,000,000 in principal amount of convertible debentures. During the second quarter of 2001, the notes were converted into 400,000 shares of our common stock at a conversion price of $2.50 per share. The holders of the notes were also issued warrants to acquire an aggregate of 250,000 shares of our common stock at an exercise price of one half at $3.00 per share and one half at $2.75 per share. As a condition of the conversion of the notes into common stock, the exercise price of these warrants were re priced to $0.01, and an additional 125,000 warrants were issued with an exercise price of $3.00.

      On April 11, 2001, we executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P, which provided financing of $1,000,000. The Debenture maturity date is April 11, 2003. The conversion price equals the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 70% of the average of the five (5) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately proceeding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price.

      In October 2001, the Company executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. The Notes mature October 24, 2003. The Notes are secured by all Company assets and are convertible into our common stock at the option of the holder at each of the six-, twelve-, eighteen- and twenty- four month anniversary of the date of issuance of the note. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006.

      Acquisitions

      We continue to review an acquisition strategy within our Telecommunications Business. From time to time we will review acquisition candidates with products, technologies or other services that could enhance our offerings or services. Any material acquisitions could result in us issuing or selling additional debt or equity securities, or obtaining additional debt or other lines of credit and may result in a decrease of our working capital depending on the amount, timing and nature of the consideration to be paid. We are not currently a party to any agreements, negotiations or understandings regarding any material acquisitions.


 Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      We provide services primarily to customers located outside of the U.S. Thus, our financial results could be impacted by foreign currency exchange rates and market conditions abroad. As most of our services are paid for in U.S. dollars, a strong dollar could make the cost of our services more expensive than the services of non-U.S. based providers in foreign markets. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.


 Item 8a.  Financial Statements and Supplementary Data

      The information required by Item 8 of this Report is presented at pages F-1 to F-5.


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      A change in our accountants was previously reported in a current report on Form 8-K filed on November 7, 2001.


                                   PART III


 Item 10.  Directors and Executive Officer of the Registrant

      The information required by this item will be contained in our definitive proxy statement, which we will file with the Commission no later than February 28, 2002 (120 days after our fiscal year end covered by this Report) and is incorporated herein by reference.


 Item 11.  Executive Compensation

      The information required by this item will be contained in our definitive proxy statement, which we will file with the Commission no later than February 28, 2002 (120 days after our fiscal year end covered by this Report) and is incorporated herein by reference.


 Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will be contained in our definitive proxy statement which we will file with the Commission no later than February 28, 2002 (120 days after our fiscal year end covered by this Report) and is incorporated herein by reference.


 Item 13.  Certain Relationships and Related Transactions

      The information required by this item will be contained in our definitive proxy statement which we will file with the Commission no later than February 28, 2002 (120 days after our fiscal year end covered by this Report) and is incorporated herein by reference..



                              PART IV

 Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

 (A)

      (1) AND (2) LIST OF FINANCIAL STATEMENTS

      The response to this item is submitted as a separate section of this Report. See the index on Page F-1.

      (3) EXHIBITS

      The following is a list of all exhibits filed with this Report, including those incorporated by reference.

 EXHIBIT

 NO.  DESCRIPTION OF EXHIBIT

 2.1 Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc. and US Communications Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated January 30, 1998 (the "USC 8-K"), and incorporated herein by reference)

 2.2 Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as Exhibit 10.1 to Form 8-K dated January 15, 1998 (the "USC Rescission 8-K"), and incorporated herein by reference)

 2.3 Asset Purchase Agreement by and among Affiliated Computed Services, Inc., Canmax and Canmax Retail Systems, Inc. dated September 3, 1998 (filed as Exhibit 10.1 to the Company's Form 8-K dated December 7, 1998 and incorporated herein by reference)

 2.4 Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom & Technologies, Inc., Dial-Thru International Corporation, a Delaware corporation, Dial-Thru International Corporation, a California corporation, and John Jenkins (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 2, 1999 and incorporated herein by reference)

 2.5 Stock and Asset Purchase Agreement, dated as of September 18, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.1 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.6 First Amendment to Stock and Asset Purchase Agreement, dated as of September 21, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.2 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.7 Second Amendment to Stock and Asset Purchase Agreement, dated as of October 12, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.3 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.8 Third Amendment to Stock and Asset Purchase Agreement, dated as of October 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.4 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

 2.9 Fourth Amendment to Stock and Asset Purchase Agreement, dated as of November 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.5 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

 3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

 3.2 Amended and Restated Bylaws of Dial-Thru International Corporation (filed as Exhibit 3.2 to the 1999 Form 10-K and incorporated herein by reference)

 4.1 Registration Rights Agreement between Canmax and the Dodge Jones Foundation (filed as Exhibit 4.02 to Canmax's Quarterly Report on Form 10-Q for the period ended April 30, 1997 and incorporated herein by reference)

 4.2 Registration Rights Agreement between Canmax and Founders Equity Group, Inc. (filed as Exhibit 4.02 to Canmax's Quarterly Report on Form 10-Q for the period ended April 30, 1997 and incorporated herein by reference)

 4.3  Amended and  Restated  Stock  Option Plan  of  Dial-Thru  International
      Corporation  (filed  as  Exhibit  4.3  to   the  1999  Form  10-K   and
      incorporated herein by reference)

 4.4  Securities Purchase Agreement dated  April  11, 2001 (filed as  Exhibit
      4.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 2001 and incorporated herein by reference)

 4.5 Registration Rights Agreement dated April 6, 2001 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.2 to the Company's Form S-3, File #333-71406, filed on October 11, 2001 and incorporated herein by reference)

 4.6  6% Convertible  Debenture of  Dial Thru  International Corporation  and
      Global Capital Funding Group, L.P. (filed as Exhibit 4.3 to the Company's Form S-3, File 333-71406, filed on October 11, 2001 and incorporated herein by reference)

 4.7 Form of Common Stock Purchase Warrant dated April 11, 2001 between Global Capital Funding Group, L.P. and Dial Thru International
      Corporation (filed as Exhibit 4.4 to the Company's Form S-3, File 333-71406, filed October 11, 2001 and incorporated herein by reference)

 4.8 Form of Common Stock Purchase Warrant dated April 6, 2001 between D.P. Securities, Inc. and Dial Thru International Corporation (filed as
      Exhibit 4.5 to the Company's Form S-3, File 333-71406, filed on October 11, 2001 and incorporated herein by reference)

 10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523 (the "Form S-3"), and incorporated herein by reference)

 10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated October 31, 1998, and incorporated herein by reference)

 10.3 Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins (filed as Exhibit 10.3 to the 2000 Form 10-K and incorporated herein by reference)

 21.1*     Subsidiaries of the Registrant

 23.1*     Consent of King Griffin & Adamson P.C.

 23.2*     Consent of Arthur Andersen LLP


 *    Filed herewith.

 (B)  REPORTS ON FORM 8-K


      During the  quarter  ended October  31,  2001, the  Company  filed  one
 Current Report on Form 8-K. That report, filed on October 29, 2001, described the Registrant's acquisition of certain assets and executory contracts of Rapid Link, Inc. in response to items 2 and 7 of that Form.

                               SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.

                               DIAL-THRU INTERNATIONAL CORPORATION


                               By: /s/ John Jenkins
                                   John Jenkins
                                   CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                   and PRESIDENT



                              POWER OF ATTORNEY


 Date: January 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


        NAME                        TITLE                         DATE
        ----                        -----                         ----

    /s/ JOHN JENKINS         Chairman, Chief Executive       January 29, 2002
    John Jenkins             Officer and President and
                             Director

    /s/ ALLEN SCIARILLO      Chief Financial Officer         January 29, 2002
    Allen Sciarillo          and secretary (principal
                             financial and principal
                             accounting officer)

    /s/ LAWRENCE VIERRA      Executive Vice President        January 29, 2002
    Lawrence Vierra          and Director

    /s/ ROBERT M. FIDLER     Director                        January 29, 2002
    Robert M. Fidler

    /s/ NICK DeMARE          Director                        January 29, 2002
    Nick DeMare

 EXHIBIT INDEX

 EXHIBIT

 NO.       DESCRIPTION OF EXHIBIT

 21.1      Subsidiaries of the Registrant

 23.1      Consent of King Griffin & Adamson P.C.

 23.2      Consent of Arthur Andersen LLP

 Item 8.  Financial Statements and Supplementary Data



             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS


 1. Consolidated Financial Statements

    Report of Independent Public Accountants                            F-2

    Consolidated Balance Sheets at October 31, 2001 and 2000            F-4

    Consolidated Statements of Operations for the fiscal years
      ended October 31, 2001, 2000 and 1999                             F-5

    Consolidated Statements of Shareholders' Equity for the fiscal
      years ended October 31, 2001, 2000 and 1999                       F-6

    Consolidated Statements of Cash Flows for the fiscal years ended
      October 31, 2001, 2000 and 1999                                   F-7

    Notes to Consolidated Financial Statements                          F-8

 2. Financial Statement Schedule

    Report of Independent Public Accountants                            S-1

    Schedule II - Valuation and Qualifying Accounts                     S-2


    All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


       To Dial-Thru International, Inc.:

 We have audited the accompanying balance sheet of Dial-Thru International, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2001 and the related statement of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

 We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dial-Thru International, Inc. and subsidiaries as of October 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and is in a working capital deficit position that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 Arthur Andersen LLP


 Atlanta, Georgia
 January 9, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


 The Board of Directors and Shareholders
 Dial-Thru International Corporation

 We have audited the accompanying consolidated balance sheet of Dial-Thru International Corporation and subsidiaries as of October 31, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two year period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dial-Thru International Corporation and subsidiaries as of October 31, 2000 and the consolidated results of their operations and their cash flows for each of the years in the two year period ended October 31, 2000, in conformity with generally accepted accounting principles.

 As described in Note C, to the October 31, 2000 financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses from continuing operations and has generated negative cash flows for each of the last two fiscal years. Additionally, at October 31, 2000, the Company's current liabilities exceeded its current assets by $4,829,283. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing or makes other arrangements to settle its payables, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. Management's plans as they relate to these issues are also explained in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  KING GRIFFIN & ADAMSON P.C.
 Dallas, Texas
 December 1, 2000

             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                     ASSETS
                                                              October 31,
                                                        -----------------------
                                                           2001         2000
                                                        ----------   ----------
 CURRENT ASSETS
   Cash and cash equivalents                           $    94,985       73,867
   Trade accounts receivable, net of allowance
     for doubtful accounts of $228,729 and
     $1,025,766 in 2001 and 2000, respectively           1,832,768      455,819
   Prepaid expenses and other                               43,612      116,785
                                                        ----------   ----------
       Total current assets                            $ 1,971,365      646,471
                                                        ----------   ----------

 PROPERTY AND EQUIPMENT, net                             5,135,027    1,539,544
 PROPERTY AND EQUIPMENT HELD FOR SALE                      320,307      320,307
 ADVERTISING CREDITS, net                                2,376,678    2,453,027
 OTHER ASSETS                                               78,762      205,473
 GOODWILL AND OTHER INTANGIBLE ASSETS, net
   of amortization of $291,202 and $104,148 in
   2001 and 2000, respesctively                          2,762,010      937,327
                                                        ----------   ----------
 TOTAL ASSETS                                          $12,644,149  $ 6,102,149
                                                        ==========   ==========

 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES
   Current portion of long-term debt, net of
     debt discount of $315,988 in 2000                           -      684,012
   Current portion of capital leases                       385,787      102,472
   Trade accounts payable                                5,037,338    3,930,315
   Accrued carrier costs                                   917,415            -
   Accrued Liabilities                                   1,416,159      365,765
   Deferred revenue                                        738,576       47,190
   Note payable to shareholder                             102,443      346,000
                                                        ----------   ----------
       Total current liabilities                         8,597,718    5,475,754
                                                        ----------   ----------

 CAPITAL LEASE, NET OF CURRENT                             286,102      118,615
 NOTES PAYABLE RELATED PARTY, net of
   debt discount of $819,470                             1,126,488            -
 CONVERTIBLE DEBENTURE, net of
   debt discount of $445,155                               554,845            -
 COMMITMENTS AND CONTINGENCIES (Note 15)

 SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value; 10,000,000
     shares authorized, none issued and outstanding              -            -
   Common stock, 44,169,100 shares authorized,
     $.001 par value; 12,119,090 and 9,895,000
     shares issued in 2001 and 2000, respectively           12,119        9,895
   Additional paid-in capital                           38,174,588   33,838,158
   Accumulated deficit                                 (35,947,213) (33,262,907)
   Accumulated other comprehensive income                  (88,548)      (5,416)
   Treasury stock, 12,022 common shares at cost            (54,870)     (54,870)
   Subscription receivable - common stock                  (17,080)     (17,080)
                                                        ----------   ----------
       Total shareholders' equity                        2,078,996      507,780
                                                        ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $12,644,149  $ 6,102,149
                                                        ==========   ==========

          The accompanying notes are an integral part of these statements.


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year ended October 31,
                                                 -------------------------------------------
                                                     2001             2000           1999
                                                 -----------      -----------    -----------
 REVENUES
      Reorigination and dial thru services      $  7,001,862     $  5,836,392   $          -
      Prepaid phone cards and other                        -        2,755,057      3,116,911
                                                 -----------      -----------    -----------
            Total revenues                         7,001,862        8,591,449      3,116,911

 COSTS AND EXPENSES
      Re-origination and dial thru services        4,967,214        5,750,839              -
      Prepaid phone cards and other                        -        4,220,570      2,982,290
      Sales & marketing                              824,388          862,582      1,254,429
      Non-cash sales & marketing expense for
          issuance of warrants                       258,616        1,937,184              -
      General & administrative                     3,464,468        5,201,608      2,682,545
      Impairment charge related to write down
         advertising credits                               -          575,542
      Depreciation and amortization                  818,324          565,188         91,338
                                                 -----------      -----------    -----------
            Total cost and expenses               10,333,010       19,113,513      7,010,602
                                                 -----------      -----------    -----------
                   Operating loss                 (3,331,148)     (10,522,064)    (3,893,691)

 OTHER INCOME (EXPENSES)
      Interest and financing costs                  (710,788)        (679,258)       (95,836)
      Interest income                                  1,384           14,580        174,604
      Write-off of investment in marketable
        securities                                  (446,820)               -              -
      Other income related to settlement
        of disputes                                1,789,373                -              -
      Gain on sales of equipment                      13,693                -              -
                                                 -----------      -----------    -----------
            Total other income (expense)             646,842         (664,678)        78,768

 NET LOSS FROM CONTINUING OPERATIONS              (2,684,306)     (11,186,742)    (3,814,923)

 DISCONTINUED OPERATIONS
      Income from operation of
         software business, net                            -                -        218,376
      Gain on sales of software business, net              -                -      5,309,927
                                                 -----------      -----------    -----------
 NET (LOSS) INCOME                              $ (2,684,306)    $(11,186,742)  $  1,713,380
                                                 ===========      ===========    ===========
 BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:
   Continuing operations                        $      (0.25)    $      (1.31)  $      (0.56)
   Discontinued operations                              0.00             0.00           0.81
                                                 -----------      -----------    -----------
     Net (loss) earnings                        $      (0.25)    $      (1.31)  $       0.25
                                                 ===========      ===========    ===========
 SHARES USED IN THE CALCULATION OF PER
   SHARE AMOUNTS:
   Basic common shares                            10,900,115        8,544,105      6,803,471
   Dilutive impact of stock options, warrants
      and convertible debentures                           -                -              -
                                                 -----------      -----------    -----------
   Dilutive common shares                         10,900,115        8,544,105      6,803,471
                                                 ===========      ===========    ===========


          The accompanying notes are integral part of these statements

             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                       Other    Receivable -
                                                                                                    Accumulated
                                     Common   Common Stock  Treasury    Additional     Accumulated Comprehensive Common
                                     Shares      Amount       Stock   Paid-in Capital    Deficit      Income      Stock     Total
                                   ----------  -----------   -------  ---------------  -----------    ------     -------  ---------

Balance at October 31, 1998         6,611,005 $ 24,858,809  $      -   $          -   $(23,789,545)  $(5,416)   $    -   $1,063,848

Shares and warrants
 issued as compensation               250,000       80,165         -              -              -         -         -       80,165
Effect of change from no par
 to $.001 par value common
 stock                                      -  (24,932,113)        -     24,932,113              -         -         -            -
Shares issued upon
 exercise of options                   20,000           20         -          7,980              -         -         -        8,000
Net income                                  -            -         -              -      1,713,380         -         -    1,713,380
                                   ----------  -----------   -------    -----------    -----------    ------   -------   ----------
Balance at October 31, 1999         6,881,005        6,881         -     24,940,093    (22,076,165)   (5,416)        -  $ 2,865,393
===================================================================================================================================

Issuance of common stock
  in connection
  with acquisition of DTI           1,000,000        1,000         -        936,500              -         -         -      937,500
Shares issued for
  advertising credits                 914,285          914         -      3,027,655              -         -         -    3,028,569
Shares issued for cash                400,000          400         -      1,399,600              -         -         -    1,400,000
Shares issued upon exercise
  of options and warrants             699,800          700         -        601,880              -         -   (17,080)     585,500
Purchase of treasury stock                  -            -   (54,870)             -              -         -         -      (54,870)
Issuance of warrants in
  connection with convertible notes         -            -         -        995,246              -         -         -      995,246
Warrants issued as compensation             -            -         -      1,937,184              -         -         -    1,937,184
Net loss                                    -            -         -              -    (11,186,742)        -         -  (11,186,742)
                                   ----------  -----------   -------    -----------    -----------    ------   -------   ----------
Balance at October 31, 2000         9,895,090        9,895   (54,870)    33,838,158    (33,262,907)   (5,416)  (17,080)     507,780
===================================================================================================================================

Shares issued upon exercise           134,000          134         -         34,223              -         -         -       34,357
  of options and warrants
Issuance of common stock in
 connection with consulting
 agreement                             90,000           90         -        101,160              -         -         -      101,250
Conversion of convertible notes       400,000          400         -        999,600              -         -         -    1,000,000
Shares issued to a shareholder      1,000,000        1,000         -      1,030,200              -         -         -    1,031,200
Issuance of warrants in connection
  with convertible debentures               -            -         -         79,931              -         -         -       79,931
Embedded beneficial conversion
  feature of convertible notes
  including change for conversion
  factor                                    -            -         -        828,111              -         -         -      828,111
Issuance of warrants in connection
  with convertible notes-related
  party                                     -            -         -        496,598              -         -         -      496,598
Issuance of common stock in
  connection with acquisition
  of rapid link                       600,000          600         -        467,400              -         -         -      468,000
Issuance of warrants in connection
  with convertible notes                    -            -         -        141,841              -         -         -      141,841
Issuance of warrants in connection
  with consulting agreement                 -            -         -        157,366              -         -         -      157,366
COMPREHENSIVE INCOME
Net Income                                  -            -         -              -     (2,684,306)        -         -   (2,684,306)
Other accumulated
  comprehensive Income / (loss)
    Foreign currency tranlation
      adjustment                            -            -         -              -              -   (83,132)        -      (83,132)
                                   ----------  -----------   -------    -----------    -----------    ------   -------   ----------
    Total Comprehensive Income              -            -         -              -     (2,684,306)  (83,132)        -   (2,767,438)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at October 30, 2001        12,119,090 $     12,119  $(54,870)  $ 38,174,587   $(35,947,213) $(88,548) $(17,080) $ 2,078,996
===================================================================================================================================

          The accompanying notes are integral part of these statements


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Year ended October 31,
                                                          ---------------------------------------
                                                             2001          2000           1999
                                                          ----------    -----------    ----------
  CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                   $  (2,684,306)  $(11,186,742)  $ 1,713,380
   Adjustments to reconcile net income (loss) to net
    cash used in continuing operating activities:
     Loss (income) from discontinued operations                    -              -      (218,376)
     (Gain)/Loss from disposal of fixed assets               (13,693)       121,360             -
     Gain on disposal of software business                         -              -    (5,309,927)
     Stock and warrants issued for services                  258,616      1,937,184        80,165
     Non-cash vendor credit                                 (780,000)             -             -
     Bad debt expense                                        140,167        694,526       405,825
     Inventory write-off                                           -         58,526             -
     Non-cash interest expense                               597,731        679,258             -
     Impairment provision on advertising credits                   -        575,542             -
     Depreciation and amortization                           818,324        565,188        91,338
     (Increase) decrease in:
       Trade accounts receivable                          (1,031,471)      (173,826)     (201,526)
       Inventory                                                   -         82,491        88,655
       Prepaid expenses and other                            103,094         30,301       (63,072)
       Advertising Credits                                    76,349              -             -
       Other assets                                          136,481       (128,851)     (180,389)
     Increase (decrease) in:
       Trade accounts payable                                549,194      2,854,082      (286,783)
       Accrued Carrier Costs                                 666,728              -             -
       Accrued liabilities                                   217,158        (78,150)       78,661
       Deferred revenue                                       78,628       (187,914)      189,071
                                                          ----------    -----------    ----------
   Net cash used in operating activities from
     continuing operations                                  (867,000)    (4,157,025)   (3,612,978)
                                                          ----------    -----------    ----------
  CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of software business                         -              -     7,394,917
   Purchase of property and equipment                        (60,609)      (274,609)   (1,436,337)
   Cash in DTI at acquisition date                                 -         69,137             -
   Cash paid for Rapid Link acquisition,
     net of cash acquired                                 (1,495,814)             -             -
   Payments received on note receivable                            -        255,000       115,569
                                                          ----------    -----------    ----------
   Net cash (used in) provided by investing
    activities of continuing operations                   (1,556,423)        49,528     6,074,149
                                                          ----------    -----------    ----------
  CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (repayment of) advances
     from shareholder                                              -        (54,000)   (1,500,000)
   Proceeds from convertible debentures                    1,000,000      1,000,000             -
   Proceeds from note payable                                      -              -       805,000
   Payments on note payable                                        -       (724,000)      (81,000)
   Proceeds from note payable - related party              1,599,486              -             -
   Payments on capital leases                               (106,172)       (55,140)            -
   Proceeds from common stock subscription                         -      1,400,000             -
   Proceeds from exercise of stock options                    34,357        585,500         8,000
   Purchase of treasury stock                                      -        (54,870)            -
   Cash restricted as collateral for note
     and letters of credit                                         -      1,237,733    (1,237,733)
   Effects of changes in foreign exchange rates              (83,132)             -             -
                                                          ----------    -----------    ----------
   Net cash provided by (used in) financing
    activities of continuing operations                    2,444,539      3,335,223    (2,005,733)
                                                          ----------    -----------    ----------
  Cash provided by (used in) discontinued operations               -              -       183,094
                                                          ----------    -----------    ----------
  NET INCREASE (DECREASE) IN CASH                             21,118       (772,274)      638,532

  Cash and cash equivalents at beginning of year              73,867        846,141       207,609
                                                          ----------    -----------    ----------
  Cash and cash equivalents at end of year               $    94,985   $     73,867   $   846,141
                                                          ==========    ===========    ==========
  SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
   AND FINANCING ACTIVITIES
   Note receivable issued for deposit repayment          $         -   $          -   $   100,000
   Switch equipment obtained through issuance
     of capital lease                                    $         -   $    227,772   $         -
   Conversion of Note payable shareholder
     to Note Payable Related Party                       $   346,000   $          -   $         -
   Conversion of Convertible Note to Common Stock        $(1,000,000)  $          -   $         -
   Common stock issued for acquisiton of Rapid Link      $   468,000   $          -   $         -
   Common stock issued for acquisiton of Dial Thru
     International                                       $ 1,031,200   $          -   $         -
   Warrants issued for Debt                              $ 1,404,056   $          -   $         -
   Cash paid for interest                                $    11,174   $          -   $    92,000
   Cash paid for income taxes                            $         -   $          -   $         -


          The accompanying notes are an integral part of these statements.


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED STATEMENTS




 NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

 Organization
 ------------
 Dial-Thru International Corporation and subsidiaries ("DTI" or the "Company"), (formerly ARDIS Telecom & Technologies, Inc., "Ardis" and formerly Canmax, Inc., "Canmax"), was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7, 1992, the Company renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994, its name was changed to Canmax Inc. On February 1, 1999, this predecessor company reincorporated under the laws of the State of Delaware and changed its name to ARDIS Telecom & Technologies, Inc.

 On November 2, 1999, the Company acquired substantially all of the business and assets of Dial-Thru International Corporation, a California corporation, along with the rights to the name "Dial-Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom & Technologies, Inc. to Dial-Thru International Corporation ("DTI"). DTI is a facilities-based, global Internet Protocol (IP) communications company providing connectivity to international markets experiencing significant demand for IP enabled services. DTI provides a variety of international telecommunications services targeted to small and medium sized enterprises (SME's) that include the transmission of voice and data traffic and the provision of Web-based and other communications services. DTI utilizes Voice over Internet Protocol ("VoIP") packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmissions, and are developing a private VoIP network. DTI utilizes state-of-the-art digital fiber optic cable, oceanic cable transmission facilities, international satellites and the Internet to transport our communications.

 Nature of Business
 ------------------
 During 1998 and 1999, the Company's operations included mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers. Effective with the acquisition of Dial-Thru International Corporation, the Company changed its focus from prepaid calling cards to becoming a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company now provides a variety of international and domestic communication services including international dial-thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its VoIP Network to effectively deliver the products to the end user.

 To further enhance its product offerings and accelerate its growth plans, in October 2001, the Company acquired certain assets and liabilities of Rapid Link, Incorporated, ("Rapid Link") a leading provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world. Rapid Link's global VoIP network reaches thousands of retail customers, primarily in Europe and Asia. The acquisition will enhance the Company's product offerings and rapidly expand the Company's VoIP strategy due to the engineering and operational expertise acquired in the transaction.

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


 Financial Condition
 -------------------
 The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute is strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $35.9 million as of October 31, 2001, as well as a working capital deficit of approximately $6.6 million. Funding of the Company's working capital deficit, current and future operating losses, and expansion of the Company will require continuing capital investment. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing. As of the date of this report.

   1) the Company is currently in negotiations to obtain both debt and/or equity financing, and in January 2002, closed on an additional $550,000 of debt financing.
   2) the Company has successfully negotiated payment terms on $1 million of its past due trade payables with its largest vendor, and has agreed to remit equal monthly installments in excess of its normal monthly usage billing.
   3) the Company's trade accounts payable and accrued carrier costs include disputes with certain vendors over what the Company believes are improper charges primarily for termination of our domestic and international minutes. This amount is approximately $750,000 at October 31, 2001. The Company has received approximately $1,400,000 of such credits in fiscal 2001.
   4) the Company's German subsidiary received a net $1 million refund for a license fee previously paid, which will be used to pay down past due liabilities.

 Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern.


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation
 ---------------------------
 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, RDST, Inc., a Texas corporation, Dial-Thru.com, Inc., a Delaware corporation, and DTI Com Inc., a California corporation, Dial thru International Argentina S.A., Dial Thru International Venezuela, C.A., Dial Thru International Corporation, South Africa, and Rapid Link GMBH, a Germany company. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition
 -------------------
 The following describes the Company's  revenue recognition policies:

 Revenues generated by international re-origination, dial-thru services and international wholesale termination are based on minutes of customer usage. The Company records payments received in advance as deferred revenue until such services are provided. This policy applies to all international re-origination and dial-thru services revenues, and is the primary source of the Company's revenue going forward.

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

 Cash and Cash Equivalents
 -------------------------
 The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

 Property and Equipment
 ----------------------
 Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the related asset ranging from three to five years. Expenditures for repairs and maintenance are charged to expense as incurred. Major renewals and betterments are capitalized.

 Goodwill and Other Intangible Assets
 ------------------------------------
 Intangible assets, net of accumulated amortization, as of October 31, 2001 and 2000 consisted of the following:

                                                2001                  2000
                                            -----------           -----------
     Goodwill                              $  2,072,675          $  1,041,475
     Licenses and other                         980,537                     -
                                            -----------           -----------
                                              3,053,212             1,041,475
     Less accumulated amortization            (291,202)             (104,148)
                                            -----------           -----------
                                           $  2,762,010          $    937,327
                                            ===========           ===========

 Excess of cost over fair value of net assets of company acquired (Goodwill) represents the excess of purchase price over the fair market value of identifiable net assets at the date of acquisition. This amount is amortized on a straight-line basis over ten years. Accumulated amortization of excess of cost over fair value of net assets of company acquired was $275,665 and $104,148 at October 31, 2001 and 2000, respectively.

 The Company's German subsidiary, acquired from Rapid Link in October 2001, obtained a license from the German authorities in February 2000. This license gives the Company the right to provide and run a telecommunication net in Germany. The license has been recorded at its fair market value of $933,864 as of the acquisition date, October 1, 2001. The right to use the license is unlimited, and the right does not expire. In accordance with the Company's accounting policy, this asset is amortized straight line over five years, its estimated economic useful life. The amortization for the fiscal year ending October 31, 2001 is $15,537.

 In November 2001, the Company received a refund for the full amount of the orginal license fee of $1.5 million. The Company anticipates that approximately $500,000 will be returned to the German authorities as a revised license fee. This refund will be recorded in the Company financial results for the first quarter of fiscal 2002.

 Valuation of Long-Lived Assets
 ------------------------------
 The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If a condition or event occurs which is considered to impair the recoverability of assets the carrying amount of the asset is compared to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or estimated fair value less costs to sell.

 Earnings (Loss) Per Share
 -------------------------
 Basic earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding during each period and common equivalent shares consisting of stock options and warrants, and convertible debentures (using the treasury stock method) to the extent they are dilutive.

 The shares issuable upon the exercise of stock options and warrants and convertible debentures are excluded from the calculation of net earnings
 (loss) per share for each year as their effect on continuing operations net loss would be antidilutive.

 Income Taxes
 ------------
 The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

 Estimates and Assumptions
 -------------------------
 The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Fair Market Value of Financial Instruments
 ------------------------------------------
 The carrying amount for current assets and liabilities, and long-term debt is not materially different than fair market value because of the short maturity of the instruments and/or their respective interest rate amounts.

 Stock-Based Compensation
 ------------------------
 The Company accounts for its stock-based compensation in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

 As such, compensation expense is recorded on the date of grant for equity issued to employees only if the current market price of the underlying stock exceeds the exercise price. In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", entities are allowed to continue to apply the provisions of APB 25 and provide pro-forma net income (loss) and pro-forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro-forma disclosure provisions of SFAS 123.

 Comprehensive Income
 --------------------
 SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), sets forth rules for the reporting and display of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components in the financial statements. At October 31, 2001, 2000 and 1999 the major component of other comprehensive income consisted of an unrealized loss from currency translation, which is stated as a component of shareholders' equity.

 Foreign Currency Translation
 ----------------------------
 The assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

 New Accounting Pronouncements
 -----------------------------
 In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company implemented the remaining provisions of SFAS No. 142 on November 1, 2001. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. The Company is currently determining the impact of adopting this standard under the transition provisions of SFAS No. 142. Goodwill amortization expense for Fiscal 2001 and 2000 was $171,517 and $104,148 respectively.

 In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

 In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

 Reclassifications
 -----------------
 Certain reclassifications were made to the 2001 and 2000 consolidated financial statements to conform to the current year presentation.


 NOTE 3 - ACQUISITIONS

 Dial-Thru International Corporation Acquisition
 -----------------------------------------------
 On November 2, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation (the "Seller"), a California corporation. The Company issued to the Seller an aggregate of 1,000,000 shares of common stock, recorded a total purchase price of $937,500 using the Company's common stock price at the time the acquisition was announced, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified revenue and earnings goals. In March 2001, the additional 1,000,000 shares of common stock were issued to the Seller in accordance with the terms of the Asset Purchase Agreement, and the Company recorded additional purchase price of $1,031,200 using the Company's common stock price at the time of approval of the issuance. The acquisition was accounted for as a purchase. Excess of cost over fair value of net assets of company acquired recorded in the acquisition is being amortized over a period of 10 years. The results of operations of the acquired entity are included in the consolidated operations of the Company from November 1, 1999.

 The fair value of assets and liabilities acquired consisted of:

  Cash                                $     69,137
  Accounts receivable, net                 583,605
  Fixed assets                             505,082
  Other assets                              64,512
  Liabilities                           (1,326,311)
  Goodwill                               2,072,675
                                        ----------
                                       $ 1,968,700
                                        ==========

 Rapid Link, Inc. Acquisition
 ----------------------------
      On October 12, 2001, Dial Thru International Corporation ("Dial Thru") completed the acquisition of certain assets and liabilities of Rapid Link, USA, Inc. ("Rapid Link USA") and 100% of the common stock of Rapid Link
 Telecommunications, GMBH, ("Rapid Link Germany") a German Company, from Rapid Link Inc. ("Rapid Link"). The results of the businesses acquired from Rapid Link have been included in operations of the Company in the consolidated financial statements from the date of acquisition. Rapid Link is a provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world. The aggregate purchase price was $2,116,481, including $1,450,000 in cash, common stock valued at $468,000, and an additional $198,481 in acquisition related costs. The value of the 600,000 common shares was determined based on the closing market price of Dial Thru's common shares on October 12, 2001. The value of the common stock is guaranteed by Dial Thru to be no less than $300,000 at the time of the Registration of the shares. Dial Thru will either (i) issue additional shares to Rapid Link in excess of the 600,000 Shares; or (ii) pay to Rapid Link additional cash consideration, so that the minimum value of the consideration received is $300,000. Any additional consideration will not change the recorded cost of Rapid Link. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of the acquisition. In accordance with Statement of Financial Accounting Standards No. 141 Business Combinations, the Company has allocated the purchase price to net assets acquired, resulting in negative goodwill. Therefore the Company has reduced the net book value of fixed assets by $1,345,630, the amount representing negative goodwill.

 The fair value of assets and liabilities acquired consisted of:

        Cash                                    $     152,000
        Accounts Receivable                           485,645
        Fixed Assets                                4,187,647
        Intangible and others                       1,030,453
        Accrued liabilities                          (833,236)
        Accounts Payable and other                 (1,603,485)
        Deferred revenue                             (612,758)
        Capital leases and other debt                (690,266)
                                                 ------------
                                                $   2,116,000
                                                 ============



 The following unaudited pro-forma consolidated results of operations for the years ended October 31, 2001 and 2000, assume that the acquisitions had occurred on November 1, 1999 is as follows:


                                                         Unaudited
                                                    Year ended October 31,
                                                 ---------------------------
                                                     2001            2000
                                                 -----------    ------------
  Revenues                                      $ 32,933,450   $  61,371,944
                                                 ===========    ============
  Net loss                                      $ (8,734,575)  $ (26,569,378)
                                                 ===========    ============
  Net loss per common share (basic and diluted) $      (0.76)  $       (2.91)
                                                 ===========    ============
  Weighted average common shares outstanding
    (basic and diluted)                           11,500,115       9,144,105
                                                 ===========    ============


 NOTE 4 - ADVERTISING CREDITS

 On September 8, 2000, the Company issued 914,285 shares (which are fully vested and nonforfeitable) of the Company's common stock in exchange for $3.2 million face value of advertising credits. These credits were issued by Millenium Media Ltd. and Affluent Media Network, national advertising agencies and media placement brokers. The Company recorded the advertising credits on the date the shares were issued, September 8, 2000, using the Company's quoted common stock price of $3.3125, totaling $3,028,569. Through October 31, 2001 the Company has recorded an impairment charge of $575,542 to reduce the credits to their estimated fair value, and sold a portion of the credits for cash, reducing the balance by an additional $76,349, reduced the impairment by $11,610 during the year due to sales above the estimated value of the credits. The estimated fair value was established at the end of fiscal 2000 using a discount of 25% off the face value, which was based on management's estimate of the dollar value of the credits to be used in settling various outstanding trade obligations. Such credits can be used by the Company to place electronic media and periodical advertisements. With the acquisition of Rapid Link, and the expanding market presence of the Company worldwide, it is management's intention to utilize the remaining advertising credits to promote the Company's products and services. There is no contractual expiration date for these trade credits and there are no limitations relating to the use of these credits.


 NOTE 5 - SETTLEMENT OF LEGAL/CARRIER DISPUTES

 During the quarter ended January 31, 2001, the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The $780,000 credit for past services is recorded as OTHER INCOME RELATED TO SETTLEMENT OF DISPUTES in the accompanying statement of operations for the year ended October 31, 2001. The Company also received 1,100,000 shares of common stock of Star Telecommunications, which were recorded at fair value totaling $446,820, which were subsequently written off as WRITE OFF OF INVESTMENT IN MARKETABLE SECURITIES in the year ended October 31, 2001. On March 13, 2001, Star Telecommunications filed for Chapter 11 reorganization. The Company will not be able to utilize its carrier services agreement with Star Telecommunications and placed no value on the future services.


 NOTE 6 - CONVERTIBLE DEBENTURES

 Convertible Debentures to Accredited Investors
 ----------------------------------------------
 On February 4, 2000, the Company executed non-interest bearing convertible note agreements (the "Notes") with nine accredited investors, which provided financing of $1,000,000. The notes were payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000, or converted into common stock at a rate of $4.00 per share if the notes were not repaid within 90 days from the date of issuance. The Company recorded financing fees of approximately $117,000 in February 2000 related to the Notes for the difference in the conversion price of $4.00 and the market price of $4.47 on the date the Notes were approved by the Board of Directors.

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

 On August 4, 2000, additional warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share were issued to the holders of the Notes, as they had not been repaid within six months following the date of issuance. Additional debt discount of approximately $386,000 was recorded during the fourth quarter of fiscal 2000 related to the issuance of additional warrants. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 2.01; and an expected life of the warrants of three years. The Company amortized the total debt discount of $877,996 over the initial maturity of the Notes of one year.

 During March 2001, terms of the Notes were modified and the debt was converted into 400,000 common shares. Additionally, in connection with the conversion, the warrants to purchase 250,000 shares of common stock were modified to allow for an exercise price of $0.01 per share and 150,000 additional warrants with an exercise price of $3.00 per share were issued to the note holders. The amount charged to expense for the fiscal year ended October 31, 2001 and 2000 totaled approximately $316,000 and $562,000, respectively. In connection with the grant of the additional 150,000 warrants to the note holders, the Company recorded additional debt discount of approximately $142,000 which was immediately expensed as the warrants were exercisable at the date of grant, and the note has been redeemed in its entirety. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.47; and an expected life of the warrants of three years.

 Convertible Debenture with Global Capital Funding Group L.P.
 ------------------------------------------------------------
 On April 11, 2001, the Company executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P, which provided financing of $1,000,000. The Debenture maturity date is April 11, 2003. The Debenture is secured by $320,307 of property & equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 80% of the average of the five (5) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. The Formula Conversion Price was adjusted downward to 70% in accordance with the terms of the Debenture as the Company's registration statement was not declared effective by the Securities and Exchange Commission on the date required by the Debenture. The Company has calculated the beneficial conversion feature embedded in the Debenture in accordance with Emerging Issues Task Force ("EITF") 00-27 and recorded $496,598 as a deferred financing fee. This fee is being amortized over the two year life of the Debenture. During the year ended October 31, 2001, the Company recorded $106,034 as interest expense. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. The Company recorded deferred financing fees of approximately $80,000 related to the issuance of the warrants. This amount represents the relative fair value of the warrants in accordance with EITF 00-27, and is amortizing the fees over the two year life of the Debenture. For the year ended October 31, 2001, the Company has recorded interest expense of $25,340 relating to the warrants.


 NOTE 7 - NOTE PAYABLE TO SHAREHOLDER

 In connection with the acquisition of Dial-Thru International Corporation on November 2, 1999, the Company assumed a related party note payable to the sole owner of the acquired entity of approximately $400,000. The note bore interest at 6% per annum, and was payable in quarterly installments.

 The balance due  at October  31, 2000  was $346,000  and was  included as  a current liability. During the fiscal year ended October 31, 2001, the Company borrowed an additional $1,502,401 from the shareholder, and used a majority of the proceeds for its acquisition of Rapid Link. The total balance due in October 2001 of $1,745,958 was transferred to a long-term convertible note. (See Note 9). The remaining balance of $102,493 at October 31, 2001 is included in the Notes Payable to Shareholder.


 NOTE 8 - NOTES PAYABLE

 On April 13, 1999, the Company executed a loan agreement with Bank One for $805,000. The loan bore interest at prime less .5%, was payable in monthly installments of $13,500 plus interest beginning May 13, 1999, and would mature April 13, 2004. The loan was secured by cash equivalents of $900,000. The purpose of this loan was to purchase telephone switch equipment and software to operate the switch. The loan balance at October 31, 2000 was $724,000 of which $162,000 was classified as a current liability. On February 14, 2000, the Company utilized restricted cash collateralizing this loan and paid off amounts outstanding ($724,000) under the loan agreement.

 Interest expense in connection with the Bank One loan was $0, $29,587 and $18,799 for the fiscal years ended October 31, 2001, 2000 and 1999 respectively.


 NOTE 9 - NOTES PAYABLE - RELATED PARTY

 In October, 2001, the Company executed a 10% convertible note (the "Note") with three executives of the Company, which provided financing of $1,945,958. The Note maturity date is October 24, 2003. The Note is secured by all Company assets. The Note is convertible into the Company's common stock at the option of the holder at each of the six-, twelve-, eighteen- and twenty- four month anniversary of the date of issuance of the note. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the
 Note in accordance with EITF 00-27 and recorded debt discount of approximately $171,000 which will be amortized over two years. The Company also issued to the holders of the Note warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2003. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001. The Company determined the additional debt discount by allocating the relative fair value to the Note and the warrants. The Company is amortizing the additional debt discount over the initial maturity of the Note of two years. For the fiscal year ended October 31, 2001, the Company has recorded approximately $8,529 of interest expense.


 NOTE 10 - DISPOSITION OF SOFTWARE BUSINESS AND DISCONTINUED OPERATIONS

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

 Summarized operating results of discontinued Software Business operations are as follows:

                                      Period from
                               November 1, 1988 through
                                    December 7, 1998
                                       ----------
 Revenues                              $1,686,945
 Cost and expenses                      1,468,569
                                        ---------
 Net income (loss)                     $  218,376
                                        =========


 NOTE 11 - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following at October 31:

                                                      2001            2000
                                                  -----------     -----------
 Telephone switch equipment                      $  3,760,015    $  1,776,773
 Leasehold improvements                               262,085               -
 Furniture and fixtures                               229,554          78,676
 Office equipment                                      64,396          46,154
 Computer equipment                                 1,375,838         166,583
 Computer software                                    849,619         267,507
                                                  -----------     -----------
                                                    6,541,507       2,335,693
 Less: accumulated depreciation and amortization   (1,406,480)       (796,149)
                                                  -----------     -----------
                                                 $  5,135,027    $  1,539,544
                                                  ===========     ===========

 At October 31, 2001 and 2000, the gross amount of capital lease assets and related accumulated amortization recorded under capital leases were as follows:
                                                      2001            2000
                                                  -----------     -----------
 Telephone switch equipment                      $    792,502    $    184,220
 Office equipment                                      11,494          43,552
                                                  -----------     -----------
                                                      803,996         227,772
 Less: accumulated amortization                      (110,619)        (21,173)
                                                  -----------     -----------
                                                 $    693,377    $    206,599
                                                  ===========     ===========

 Amortization of assets held under capital leases is included with depreciation expense. Depreciation and amortization expense from continuing operations amounted to $818,324, $565,188, and $91,338 in 2001, 2000, and
 1999, respectively.


 NOTE 12 - PROPERTY AND EQUIPMENT HELD FOR SALE

 Property and equipment held for sale represents internally constructed equipment for the prepaid telecommunications industry. On October 31, 2000, the Company entered into an Asset Purchase Agreement to sell this technology for $1 million, however the sale was not consummated. The Company will continue to search for a buyer for the asset, and is current utilizing the assets as collateral against its $1 million convertible debenture.
 Management believes the property and equipment held for sale is appropriately valued and realizable.


 NOTE 13 - STOCK OPTIONS AND WARRANTS

 Warrant Issuances to Employees
 ------------------------------
 Employee warrant activity for the three years ended October 31, 2001 was as follows:

                                                                  Weighted
                                       Number        Warrant       Average
                                         of         Price Per     Exercise
                                      Warrants        Share         Price
                                      --------     -----------    --------
  Warrants outstanding at
    October 31, 1998                   875,000    $       0.53   $    0.53

   Warrants granted                    150,000     0.46 - 0.80        0.60
   Warrants exercised                        -               -           -
   Warrants canceled                         -               -           -
                                     ---------     -----------    --------
  Warrants outstanding at
    October 31, 1999                 1,025,000     0.46 - 0.80        0.54

   Warrants granted                    820,000       0.81-1.44        1.36
   Warrants exercised                 (125,000)           0.53        0.53
   Warrants canceled                  (810,000)    0.46 - 1.44        0.76
                                     ---------     -----------    --------
  Warrants outstanding at
    October 31, 2000                   910,000     0.53 - 1.44        1.09

   Warrants granted                  1,945,958            0.78        0.78
   Warrants exercised                        -               -           -
   Warrants canceled                  (100,000)           0.53        0.53
                                     ---------     -----------    --------
  Warrants outstanding at
    October 31, 2001                 2,755,958    $0.53 - 1.44   $    0.89
                                     =========     ===========    ========


 Effective July 15, 1999, 50,000 performance warrants were issued to an employee of the Company ("1999 Performance Warrants"). Each 1999 Performance Warrant expires two years from the date of vesting and are exercisable at $0.46 per share, the closing price of the Company's stock on July 15, 1999. The 1999 Performance Warrants vest upon achieving target revenues in excess of $750,000 per month for three consecutive months during the vesting period. In accordance with APB Opinion No. 25, and its related interpretations, the Company has recorded no compensation expense to date. Compensation expense will be recognized when it becomes probable that an event, which will trigger vesting, occurs.

 On August 16, 1999, the Company issued a warrant to an employee of the Company to acquire 50,000 shares of common stock at an exercise price of $0.55 per share, the closing price of the Company's common stock on August 13, 1999. On October 1, 1999, the Company issued a warrant to an employee of the Company to acquire 50,000 shares of the Company's common stock at an exercise price of $0.80 per share, the closing price of the Company's common stock on September 30, 1999. Each of these warrants vests in 25,000 share increments on the first and second anniversary dates of the warrant, and are exercisable during the two year period following the date of vesting. The right to purchase any shares under these warrants terminates upon any termination of employment with the Company. Each of these warrants were issued as consideration for services. The fair value of these warrants has been calculated pursuant to SFAS No. 123 "Accounting for Stock Based Compensation". The fair value of the warrants using the Black-Scholes pricing model was $82,774 with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .90; and an expected life of the warrants ranging from 3 - 6 years.

 On December 1, 1999 the Company issued warrants to several employees of the Company to acquire 100,000 shares of common stock at an exercise price of $0.81 per share. The warrants vest within one to two years from the date of grant. On December 22, 1999 the Company issued warrants to several employees of the Company to acquire 720,000 shares of common stock at an exercise price of $1.44 per share. The warrants vest over three years from the date of grant. The exercise price was in excess of the trading price at the grant date, and accordingly no expense pursuant to APB No. 25 was recorded by the Company for these issuances. The fair value of these warrants has been calculated pursuant to SFAS 123 "Accounting for Stock Based Compensation". The fair value of the warrants using the Black-Scholes pricing model was $1,094,322 with the following assumptions: applicable risk-free interest rates based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 2.13; and an expected life of the warrants ranging from 2 - 3 years.

 In October 2001, the Company issued, in connection with a convertible note agreement, warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Deferred financing fees of approx. $657,000 were recorded during the fourth quarter of fiscal 2001. In accordance with EITF 00-27, the Company determined the deferred financing fee by calculating the relative fair value of the warrants issued using the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.36; and an expected life of the warrants of two years. The Company is amortizing the deferred financing fees over the initial maturity of the Note of two years.

 The warrants issued to employees that were exercisable at the years ended October 31, 2001, 2000 and 1999 were 286,667, 350,000, and 375,000, respectively.

 Warrant Issuances to Non-Employees
 ----------------------------------
 Non-Employee warrant activity for the three years ended October 31, 2001 was as follows:

                                                                   Weighted
                                        Number        Warrant       Average
                                          of         Price Per     Exercise
                                       Warrants        Share         Price
                                       --------     -----------    --------

  Warrants outstanding at
    October 31, 1998                    100,000    $0.53 - 2.00   $    1.27

  Warrants granted                      120,000     0.29 - 0.88        0.56
  Warrants exercised                          -               -           -
  Warrants canceled                     (25,000)           0.53        0.53
                                       --------     -----------    --------
  Warrants outstanding at
    October 31, 1999                    195,000     0.29 - 2.00        0.93

  Warrants granted                      660,000     0.46 - 3.00        1.53
  Warrants exercised                    (31,200)    0.46 - 0.81        0.61
  Warrants canceled                     (75,000)    0.53 - 0.88        0.76
                                       --------     -----------    --------
  Warrants outstanding at
    October 31, 2000                    748,800     0.29 - 3.00        1.49

  Warrants granted                      575,000     0.89 - 3.00        2.80
  Warrants exercised                   (100,500)    0.01 - 0.53        0.21
  Warrants canceled                     (20,000)    0.45 - 3.00        0.45
                                      ---------     -----------    --------
  Warrants outstanding at
    October 31, 2001                  1,203,300    $0.01 - 3.00   $    1.65
                                      =========     ===========    ========


 On January 11, 1999, the Company retained a consultant to assist in its strategic planning and investor relations activities by issuing warrants to acquire 50,000 shares of Company common stock at an exercise price of $.29 per share. The right to acquire 25,000 shares under such warrant vested on January 10, 2000, and the right to acquire the remaining 25,000 shares under the warrant vested on July 10, 2000.The Company recorded expense of $5,942 in 1999 related to these warrants. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using a Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.02; and an expected life of the warrant of one year.

 On October 26, 1999, the Company issued a warrant to a distributor of the Company's prepaid phone cards to acquire 50,000 shares of common stock at an exercise price of $0.88 per share, the closing price of the Company's common stock on October 25, 1999. The warrant is exercisable beginning October 26, 2001 and expires October 26, 2003. This warrant was issued as consideration for services.

 On March 1, 2000 the Company issued warrants to several employees who later became distributors of the Company's prepaid calling card business, to acquire 400,000 shares of common stock at an exercise price ranging between $0.46 and $0.88 per share. Fifty percent of these warrants vested immediately, while the remaining fifty percent vest upon the distributors achieving consolidated revenues of in excess of $10 million for a period of three consecutive calendar months on or before February 28, 2002. In connection with the change in status and related changes in the vesting schedule, during the fiscal year ended October 31, 2000, the Company recorded a charge of $1,937,184 for the vested portion of the 400,000 warrants. This charge is included in sales and marketing expense in the accompanying statements of operations. As of October 31, 2001, the distributors have failed to generate any revenue toward their performance goals and are no longer selling the Company's products and services.

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

 During December 2000, the Company issued 300,000 warrants to Founders Equity Group, Inc. at an exercise price of $3.50, in connection with Investment Banking services. The warrants were fully vested at the time of issuance. At the time of issuance, the Company's common stock price was $1.3125. The fair value of the warrants was calculated at $157,366. The fair value was determined using the Black-Scholes pricing model and was expensed as non-cash sales and marketing expense for issuance of warrants during the year ended October 31, 2001, with the following assumptions: applicable risk free interest rates based on the current treasury bill interest rate at the grant date of 5.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 79%; and an expected life of the warrants of four years.

 During fiscal 2001, warrants to purchase 100,500 shares of common stock with an exercise price ranging from $0.01 to $0.53 were exercised. In addition, 20,000 warrants with an exercise price ranging from $0.45 to $3.00 were canceled or expired.

 The warrants issued to non-employees that were exercisable at October 31, 2001, 2000 and 1999 were 1,103,300, 70,000, and 20,000, respectively.

 The weighted average fair value of the warrants granted during the years ended October 31, 2001, 2000 and 1999 were $2.80, $1.53, and $0.93, respectively.

 Stock Options
 -------------
 The Company has adopted a stock option plan (the "Stock Option Plan"). The 1990 Stock Option Plan, as amended, authorizes the Board of Directors to grant up to 2,300,000 options to purchase common shares of the Company. No options will be granted to any individual director or employee which will, when exercised, exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of grant. All options granted under the Stock Option Plan have up to 10-year terms and have vesting periods that range from 0 to 3 years from the grant date. The exercise price of any options granted under the Stock Option Plan is the fair market value at the date of grant.

 Activity under the Stock Option Plan for the three years ended October 31, 2001 was as follows:

                                                                    Weighted
                                         Number        Option       Average
                                           of           Price       Exercise
                                         Shares       Per Share      Price
                                       ---------     -----------    --------
  Options outstanding at
   October 31, 1998                    1,094,150    $0.38 - 5.00   $    1.95

  Options granted                        901,450     0.28 - 0.48        0.40
  Options exercised                      (20,000)           0.40        0.40
  Options canceled                      (912,300)    0.28 - 5.00        1.97
                                       ---------     -----------    --------
  Options outstanding at
    October 31, 1999                   1,063,300     0.30 - 2.50        0.70

  Options granted                         50,000     0.46 - 1.44        1.44
  Options exercised                     (543,600)    0.30 - 2.25        0.95
  Options canceled                      (105,600)    0.40 - 2.50        1.14
                                       ---------     -----------    --------
  Options outstanding at
    October 31, 2000                     464,100     0.30 - 2.25        0.67

  Options granted                      1,930,000     0.42 - 1.50        0.55
  Options exercised                      (33,500)    0.30 - 1.41        0.40
  Options canceled                      (178,100)    0.40 - 2.50        1.10
                                       ---------     -----------    --------
  Options outstanding at
    October 31, 2001                   2,182,500    $0.30 - 2.25   $    0.53



 The following table summarizes information about employee warrants and stock options outstanding at October 31, 2001:


                                                 Weighted
                                  Weighted       Average
     Range of       Options/      Average    Exercise Price Of  Options/       Prices of
     Exercise       Warrants     Remaining   Options/Warrants   Warrants   Options/Warrants
      Prices       Outstanding      Life       Outstanding     Exercisable    Exercisable
   ------------     ---------       ----           ----        ---------          ----
  $   0 - $0.99     4,915,258       3.30           0.63          853,300          0.59
  $1.00 - $1.99       576,500       1.21           1.44          293,829          1.44
  $2.00 - $2.99       200,000       2.30           0.80          200,000          2.19
  $3.00 - $3.99       450,000       3.53           3.33          300,000          3.50
                    ---------       ----           ----        ---------          ----
                    6,141,758       3.09           0.91        1,647,129          1.46
                    =========       ====           ====        =========          ====


 Statements of Financial Accounting Standards No. 123

 The Company accounts for its stock-based compensation plans in accordance with APB No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 encourages but does not require the use of a fair value-based method of accounting for stock-based compensation plans under which the fair value of stock option is determined on the date of grant and expensed over the vesting period of the stock options. While the Company has elected to continue to apply the provisions of APB No. 25 under which no compensation cost has been recognized by the Company, SFAS No. 123 requires pro forma disclosure of net loss and loss per share as if the fair value-based method under SFAS No. 123 has been adopted. The value of all options for shares of the Company's common stock to employees of the Company has been determined under the market value method using Black-Scholes valuation principles and the following assumptions:

                                     2001              2000             1999
 ---------------------------------------------------------------------------
 Risk-free interest rate                5%                6%              6%
 Expected dividend yield                0%                0%              0%
 Expected lives                    4 years        1-3 years        3-6 years
 Expected volatility          133 % - 159%              213%             90%


 The total value of options and warrants granted to employees during the years ended October 31, 2001 and 2000 was computed as $900,677 and $1,119,895, respectively. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss for the year ended October 31, 2001 and 2000 would have increased as follows:



                                     2001            2000            1999
                                  ----------     -----------     -----------
 Net Income (loss):
    As reported                  $(2,684,306)   $(11,186,742)   $  1,713,380
    Pro forma                    $(2,950,373)   $(11,425,397)     (1,619,853)
 Net loss per share
    As reported:
        Basic and diluted        $     (0.25)   $      (1.31)   $       0.25
    Pro forma:
        Basic and diluted        $     (0.27)   $      (1.34)   $       0.24


 NOTE 14 - INCOME TAXES

 The temporary differences that give rise to the deferred tax assets or liabilities at October 31, 2001 and 2000 are as follows:


                                                 2001              2000
                                              ----------       -----------
 Deferred tax assets
   Net operating loss carryovers             $10,789,919      $  8,962,015
   Accounts receivable                           100,075           348,760
   Advertising credits                           190,134           195,684
   Stock warrants                                      -           658,643
   Accrued liabilities                           228,714           173,912
                                              ----------       -----------
     Total gross deferred tax assets          11,308,842        10,339,014

 Deferred tax liabilities
   Property and equipment                        (34,314)          (71,574)
                                              ----------       -----------
     Total gross deferred tax liabilities        (34,314)          (71,574)
                                              ----------       -----------
                                              11,274,528        10,267,440
         Valuation allowance                 (11,274,528)      (10,267,440)
                                              ----------       -----------
   Net deferred tax assets                   $         -      $          -
                                              ==========       ===========


 The increase in the valuation allowance for the years ended October 31, 2001 and 2000 of $1 million and $3.8 million, respectively, was related to a change in operating loss carryforwards.

 At October 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $32 million, which expire in 2006 through 2017. Utilization of net operating losses is subject to annual limitations provided for by the Internal Revenue Code. The annual limitation may also result in the expiration of net operating losses before utilization.

 Realization of tax benefits depends on having sufficient taxable income within the carryback and carryforward periods. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits as reassessment indicates that it is more likely than not that the benefits will be realized. Based on pretax losses incurred in recent years, management has established a valuation allowance against the entire net deferred asset balance.


 NOTE 15 - COMMITMENTS AND CONTINGENCIES

 The Company is obligated under various capital leases for equipment used in operating the business with terms expiring at various dates through 2005. The Company leases its branch office facilities and its corporate office under various noncancelable operating leases with terms expiring at various dates through 2006, and has also entered into various operating leases for equipment used in the Company's business. Rental expense for operating leases was $228,882, $290,175 and $210,157 for the years ended October 31, 2001, 2000 and 1999, respectively.

 Future minimum lease payments under noncancelable operating leases and capital leases as of October 31, 2001 are as follows:


                                                Capital         Operating
                                                Leases            Leases
                                              ----------       -----------
       Year ending October 31,
                        2002                 $   434,494      $    440,754
                        2003                     256,906           398,863
                        2004                      53,123           124,594
                        2005                      12,188            82,942
                        2006                           -            56,389
                                              ----------       -----------
       Total minimum lease payments              756,711      $  1,103,542
                                                               ===========

       less: Amount representing interest        (84,822)
                                              ----------
       Present value of net minimum
            capital lease payment                671,889

       Less: current installments of
         obligations under capital lease        (385,787)
                                              ----------
       Obligations under capital leases,
         excluding current installments      $   286,102
                                              ==========


 Legal Proceedings
 -----------------
 The Company is not currently a party to any material legal proceedings. The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the
 Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

 On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to our
 "international call-back" technology. This technology drives our Re-Origination Services and allows our foreign based customers to initiate international telephone calls by first calling a switch in the United States, which then initiates a "call back" to the customer sight providing the customer with an open phone line to place a call anywhere in the world. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek compensatory and punitive damages as well as attorneys' fees and costs. We deny the alleged infringement and intend to defend the case vigorously, but our ultimate legal and financial liability with respect to this legal proceeding cannot be estimated with any certainty at this time.


 NOTE 16 - BENEFIT PLAN

 Effective January 1, 1994, the Company implemented a 401(k) Profit Sharing Plan for all employees of the Company. The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k). The Company may match employee contributions to a discretionary percentage of the employee's contribution. The Company's matching funds are determined at the discretion of the Board of Directors and are subject to a seven-year vesting schedule from the date of original employment. The Company made matching contributions of $0, $10,566 and $18,659 for the years ended October 31, 2001, 2000 and 1999, respectively.


 NOTE 17 - BUSINESS AND CREDIT CONCENTRATIONS

   Continuing Operations:

   One customer accounted for approximately 11% of revenues during the year ended October 31, 2001 and 15% of trade accounts receivable balance at October 31, 2001. The company continues to provide services to this customer and plans to expand its existing relationship. One customer accounted for approximately 17% of revenues during the year October 31, 2000 and 0% of the trade accounts receivable balance at October 31, 2000. The Company no longer provides service to this customer, since its migration to a facilities-based operation. Management provides an allowance for doubtful accounts which reflects its estimate of the uncollectible receivables. In the event of non-performance, the maximum exposure to the Company is the recorded amount of the receivable at the balance sheet date. The Company's receivables are generally not secured.

   The Company  had a note  receivable and accrued  interest from its  former subsidiary,  USC, under  which  approximately $460,000  in  principal  was outstanding at October 31, 1999. On August 17, 1999, USC commenced voluntary bankruptcy proceedings under Chapter 11 of the Bankruptcy Code. Subsequent to October 31, 1999, bankruptcy proceedings were settled and the Company agreed to a full settlement of outstanding debts owed by USC in the amount of $300,000. The remaining $160,000 note receivable balance was charged to operations in 1999.

   Discontinued Operations:

   The Company derived its sales primarily from customers in the retail petroleum market. The Company performed periodic credit evaluations of its customers and generally did not require collateral. Billed receivables were generally due within 30 days. Credit losses have historically been insignificant.

   The Company's revenues were concentrated in The Southland Corporation (Southland), which accounted for approximately 0%, 0%, and 86% of the Company's total revenue for fiscal years 2001, 2000 and 1999, respectively. At October 31, 2001, 2000 and 1999, Southland had no accounts receivable outstanding. The Company's revenues derived from its relationship with Southland included products and services provided directly by the Company to Southland and indirectly through NCR Corporation (NCR) to Southland pursuant to NCR's contract with Southland. No other customer accounted for over 10% of the Company's total revenues.


 NOTE 18 - SEGMENT INFORMATION

 Prior to fiscal 2001 the Company  was organized by line  of  business.   The
 two major line of business operating segments were prepaid phone cards and dial thru services.

 The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. Revenue represents revenue from external customers. Substantially all revenues are from customers within the United States. All assets of the Company are also located in the United States.

 During the year ended October 31, 2000 the Company had two major lines of business, its Dial Thru and prepaid phone card business. During the year ended October 31, 2001 the Company operated its Dial Thru business exclusively.

 A summary of the segment financial information as of and for the year ended October 31, 2000 reported to the chief operating decision maker is as follows:


 During the Year Ended                 Prepaid       Dial Thru
 October 31, 2000                    Phone Cards     Services         Total
 -----------------------------       ----------     ----------     ----------
 Revenue                            $ 2,755,057    $ 5,836,392    $ 8,591,449
 Direct cost of revenues              4,220,570      5,750,839      9,971,409
 Net loss                            (7,824,754)    (2,819,629)   (10,644,383)
 Total assets                         1,506,644      4,595,505      6,102,149
 Depreciation and amortization          242,788        322,400        565,188
 Capital expenditures                   243,513        258,868        502,381



 Information regarding the Company's domestic and foreign revenues are as follows:

                                      All other
                                       foreign
                           Africa     countries    Domestic        Total
                         ---------    ---------    --------      ---------
 Fiscal 1999            $        -   $        -   $3,116,911    $3,116,911
 Fiscal 2000             1,891,191    3,945,201    2,755,057     8,591,449
 Fiscal 2001             2,953,817    3,694,171      353,874     7,001,862


 No individual foreign country, except as noted above represented more than 10 percent of revenue. No individual foreign country represented more than 10 percent of long lived assets for any period presented.


 NOTE 19 - RESTATEMENT

 Fiscal Year Ended October 31, 2001
 ----------------------------------
 The Company is restating its financial statements for the first fiscal quarter ended January 31, 2001, to reflect non-cash compensation charges of $258,616 for common stock and warrants issued in connection with investment banking services provided to the Company. The common stock was recorded at the fair market value at the time of issuance, and the warrants were recorded in accordance with SFAS 123.

 The Company is restating its financial statements for the second fiscal quarter ended April 30, 2001, to reflect additional interest expense of $155,587 for additional warrants issued to the holders of the Company's Convertible Notes (see Note 6), totaling $141,840, and amortization of deferred financing fees of $13,747 for the amortization of the beneficial conversion feature embedded in the Company's Convertible Debentures, in accordance with EITF 00-27 (See Note 6). The Company is restating its long-term liabilities and equity to reflect the deferred financing fee of $496,598, which represents the fair value of the beneficial conversion feature, which is being amortized over the life of the Convertible Debenture of two years. The Company is also restating equity for the issuance of the warrants noted above for $141,840.

 The Company is restating its financial statements for the third fiscal quarter ended September 30, 2001, to reflect additional interest expense of $41,241 for the amortization of the deferred financing fees for the Convertible Debenture noted above.

 The adjustments above were not recorded in the Company's quarterly financial statements during the fiscal year ended October 31, 2001.

 The effect of these restatements on the unaudited interim financial statements for the quarters ended January 31, 2001, April 31, 2001, July 31, 2001 and the year ended October 31, 2001 are as follows:


                                     Quarter Ended                Year Ended
                           ----------------------------------    ------------
                           January 31,    April 30,  July 31,     October 31,
                              2001          2001       2001          2001
                            ---------     -------     --------     ---------
 Total assets              $        -    $       -   $       -    $        -
 Total liabilities                  -      482,851     (41,241)      441,610
 Increase in net loss         258,616      155,587      41,241       455,444
 Increase in net loss
   per share                     0.02         0.01        0.00          0.04
 Total equity                       -      638,438           -       638,438



 NOTE 20 - QUARTER-BY-QUARTER COMPARISION


 Summarized quarterly financial data for the years ended October 31, 2001, 2000 and 1999 are as follows:


 2001 (restated)                               First           Second            Third           Fourth
 Quarters:                                   ---------       ----------        ---------       ----------
      Revenues, net                         $  890,620      $   903,639       $1,654,079      $ 3,553,524
      Operating loss                          (991,223)        (682,600)        (497,762)      (1,159,563)
      Net (loss) income                        382,191       (1,193,171)        (594,871)      (1,278,455)
      Net (loss) income per share-basic           0.03            (0.11)           (0.05)           (0.12)
      Net (loss) income per share-diluted         0.03            (0.11)           (0.05)           (0.12)

 2000
 Quarters:
      Revenues, net                          3,806,767        2,823,704          952,667        1,008,311
      Operating (loss) income               (2,120,381)      (4,402,381)        (848,626)      (3,150,676)
      Net loss                              (2,083,370)      (4,659,540)        (965,071)      (3,478,761)
      Net loss per share-basic                   (0.26)           (0.55)           (0.11)           (0.39)
      Net loss per share-diluted                 (0.26)           (0.55)           (0.11)           (0.39)

 1999
 Quarters:
      Revenues, net                          1,542,719          846,020          500,107          228,065
      Operating loss                          (526,574)        (689,486)        (941,952)      (1,735,679)
      Income from discontinued operations    2,233,870        1,366,518        1,378,525          331,014
      Net (loss) income                      1,707,296          693,837          456,294       (1,144,017)
      Net (loss) income per share-basic           0.26             0.10             0.07            (0.18)
      Net (loss) income per share-diluted         0.26             0.10             0.07            (0.18)



 NOTE 21 - CAPITAL STOCK

 In October 2001, the Company issued 600,000 shares in connection with the Company's purchase of certain assets and executory contracts of Rapid Link, Inc, valued at $468,000 at the date of issuance. (See Note 3).

 In March  2001, the  Company  issued 1,000,000  shares  of common  stock  as additional consideration for the purchase of Dial Thru International in accordance with terms of the Asset Purchase Agreement with the seller. (See Note 3).

 In March 2001, the Company's $1 million convertible note with accredited investors was converted into 400,000 shares of common stock. In connection with the conversion, the Company issued additional 150,000 warrants to the investors and recorded deferred financing fees of $96,230.

 In December 2000, the Company issued 90,000 shares to Scotty Cook, former Director of the Company, as compensation for consulting services performed for the Company. The Company recorded $101,250 as consulting fees for the year ending October 31, 2001.

 In September 2000, the Company issued 914,285 shares of the Company's common
 stock in exchange for $3.2 million face value of advertising credits.   (See
 Note 4).

 In November, 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial-Thru International Corporation (the "Seller"), a California corporation. The Company issued to the Seller an aggregate of 1,000,000 shares of common stock, recorded a total purchase price of $937,500 using the Company's common stock price at the time the acquisition was announced, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified revenue and earnings goals. (See Note 3).

 In August 2000, the Company received $1 million from an accredited investor in connection with a $2 million private equity placement of 571,428 shares of common stock, par value $.001 per share. The Company issued 285,714 of common shares in connection with this private placement for the $1 million in cash received. In September 2000, the Company received $400,000 and issued an additional 114,286 common shares in connection with the $2 million private equity placement.

 In January, 1999 the Company issued 250,000 shares of the Company's common stock to employees of the Company as compensation. In connection with the issuance, the Company recorded $74,225 of compensation expense, such expense being calculated as the difference between the trading price of the common stock on the date of issuance and the proceeds received for the issuance.

 During the year ended October 31, 2001, 2000 and 1999, options and warrants to purchase 134,000, 699,800 and 20,000, respectively, shares of common stock were exercised.


 NOTE 22 - SUBSEQUENT EVENTS

 Subsequent to October 31, 2001, Global Capital, holder of the Company's $1.0
 million  Debenture,   has  converted   $350,000   of  the   Debenture   into
 approximately 1,285,000 shares or common stock.

 In January, 2002, the Company executed a 6% convertible debenture (the "Debenture") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The Debenture maturity date is January 2003. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date("Fixed Conversion Price") and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion.

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE


 We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated January 9, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

 /s/ Arthur Andersen LLP

 Atlanta, Georgia
 January 9, 2002

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



                                              /s/ KING GRIFFIN & ADAMSON P.C.
                                              -------------------------------
                                                  King Griffin & Adamson P.C.
 Dallas, Texas
 December 1, 2000



                     DIAL-THRU INTERNATIONAL CORPORATION

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the years ended October 31, 2001, 2000 and 1999




                              Balance at                            Balance at
                               the beg                               the end
                              of period   Additions   Deductions    of period
                              ----------   ---------   ----------    ---------
 2001
 ----
 Allowance for uncollectable
    accounts                  $1,025,766   $140,167  $937,204 (1)  $   228,729
                               =========    =======   =======       ==========
 Impairment provision for
   advertising credits        $  575,542   $      -  $ 11,610      $   563,932
                               =========    =======   =======       ==========

 2000
 ----
 Allowance for uncollectable
   accounts                   $  231,675   $983,760  $189,669 (1)  $ 1,025,766
                               =========    =======   =======       ==========
 Impairment provision for
   advertising credits        $        -   $575,542  $      -      $   575,542
                               =========    =======   =======       ==========

 1999
 ----
 Allowance for uncollectable
   accounts                   $    4,001   $405,825  $178,151 (1)  $   231,675
                               =========    =======   =======       ==========

 (1) Write offs.
