Form 10-Q/A
period 2001-01-31
DIAL THRU INTERNATIONAL CORP
filed 2002-02-12
CIK 913659

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 2)

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
                                                      ===========   ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

 CURRENT LIABILITIES
   Current portion of long-term debt, net of debt
    discount of none and $315,988 at January 31,
    2001 and October 31, 2000, respectively          $  1,000,000  $    684,012
   Note payable to shareholder                            646,000       346,000
   Current portion of capital lease obligation             79,293       102,472
   Trade accounts payable                               3,136,028     3,930,315
   Accrued liabilities                                    186,598       365,765
   Deferred revenue                                        71,677        47,190
                                                      -----------   -----------
       Total current liabilities                        5,119,596     5,475,754
                                                      -----------   -----------

 CAPITAL LEASE OBLIGATION, net of current portion         118,615       118,615

 SHAREHOLDERS' EQUITY
   Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued or outstanding               -             -
   Common stock, 44,169,100 shares authorized; $.001
    par value; 10,039,090 shares issued and 10,027,068
    outstanding at January 31, 2001 and 9,895,090
    shares issued and 9,883,068 outstanding at
    October 31, 2000, respectively                         10,039         9,895
   Additional paid-in capital                          34,114,849    33,838,158
   Accumulated deficit                                (32,880,715)  (33,262,907)
   Accumulated other comprehensive income                  (5,416)       (5,416)
   Treasury stock, 12,022 common shares in
    2000 at cost                                          (54,870)      (54,870)
   Subscription receivable - common stock                 (17,080)      (17,080)
                                                      -----------   -----------
       Total shareholders' equity                       1,166,807       507,780
                                                      -----------   -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  6,405,018  $  6,102,149
                                                      ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.



            DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                        JANUARY 31,
                                                 ------------------------
                                                    2001         2000
                                                 ----------    ----------
                                                 (Restated)
   REVENUES
        Revenues                                $   890,620   $ 3,806,767
                                                 ----------    ----------
              Total revenues                        890,620     3,806,767

   COSTS AND EXPENSES
        Cost of revenue                             667,006     4,363,673
        Sales & marketing                           202,573       508,214
        Non-cash sales and marketing expense        258,616            -
        General & administrative                    606,758       940,096
        Depreciation and amortization               146,890       115,105
                                                 ----------    ----------
              Total cost and expenses             1,881,843     5,927,088
                                                 ----------    ----------
                Operating Loss                     (991,223)   (2,120,321)

   OTHER INCOME (EXPENSES)
        Interest and financing costs               (323,731)            -
        Interest income                               4,958        36,951
        Other related to settlement of
          disputes (Note J)                       1,692,187           -
                                                 ----------    ----------
              Total other income                  1,373,414        36,951

                                                 ----------    ----------
   NET INCOME (LOSS)                            $   382,191   $(2,083,370)
                                                 ==========    ==========
   EARNINGS (LOSS) PER SHARE:
     Basic and diluted earnings (loss)
       per share                                $      0.03   $     (0.26)
                                                 ==========    ==========
   SHARES USED IN THE CALCULATION OF PER
     SHARE AMOUNTS:
     Basic common shares                          9,951,215     7,892,030
     Dilutive impact of stock options,
       warrants and convertible debentures          643,824             -
                                                 ----------    ----------
     Dilutive common shares                      10,595,039     7,892,030
                                                 ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.


                DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                            JANUARY 31,
                                                      ------------------------
                                                         2001         2000
                                                      ----------    ----------
                                                      (Restated)
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income  (loss)                               $   382,191   $(2,083,370)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
        Marketable securities received in settlement
         of dispute                                     (446,820)            -
        Stock and warrants issued for services           258,616             -
        Financing fees and amortization of debt
           discount financing fees                       315,988             -
        Depreciation and amortization                    149,205       114,355
        (Increase) decrease in:
           Trade accounts receivable                      15,190    (1,027,320)
           Accounts receivable - other                         -         1,999
           Inventory                                           -      (105,246)
           Prepaid expenses and other                     19,042        39,663
           Other assets                                        -       (29,705)
        Increase (decrease) in:
           Trade accounts payable                       (794,287)    1,774,161
           Accrued liabilities                          (179,167)     (109,354)
           Deferred revenue                               24,487       689,150
                                                      ----------    ----------
    Net cash used in operating activities               (255,555)     (735,667)
                                                      ----------    ----------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                   (21,215)     (111,048)
    Payments on note receivable                                -       300,000
    Cash in DTI at acquisition date                            -        69,137
                                                      ----------    ----------
    Net cash provided by (used in) investing
      activities                                         (21,215)      258,089
                                                      ----------    ----------
  CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on note payable                                   -       (40,500)
    Payments on shareholder note payable                       -       (54,000)
    Proceeds from shareholder                            300,000             -
    Payments on capital leases                           (23,178)      (23,882)
    Change in restricted cash                                  -          (836)
    Issuance of common shares for cash                         -        29,953
    Proceeds from exercise of stock options               18,219             -
                                                      ----------    ----------
    Net cash provided by (used in) financing
      activities                                         295,041       (89,265)
                                                      ----------    ----------
  NET INCREASE (DECREASE) IN CASH                         18,271      (566,843)

  Cash and cash equivalents at beginning of year          73,867       846,141
                                                      ----------    ----------
  Cash and cash equivalents at end of year           $    92,138   $   279,298
                                                      ==========    ==========
  SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
    AND FINANCING ACTIVITIES
    Cash paid for interest                           $         -   $    15,517



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

 On December 15, 2000, we issued 90,000 shares of common stock to an accredited investor, Scotty Cook, a former Director, at no cost as compensation for consulting services.



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



 Note J - SETTLEMENT OF LEGAL/CARRIER DISPUTES

 During the quarter the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received  a carrier  usage  credit in  the amount  of  $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The Company also received 1,100,000 shares of common stock of Star Telecommunications which were recorded at fair value totaling $446,820. The Company has recorded the carrier usage credit and the fair value of the shares received as other income and expense in its 1st Quarter financial statements.


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



 NOTE M - RESTATEMENTS

 The Company is restating its Form 10-Q/A Amendment No. 1 for the three months ended January 31, 2001 to include the issuance of 90,000 shares of its common stock to Scotty Cook, former Director of the Company, as compensation for consulting services performed for the Company, and the issuance to Founders Equity Group of 300,000 warrants to purchase the Company's common stock in connection with investment banking services. The Company recorded $101,000 as non-cash sales and marketing expense for the shares issued to Scotty Cook, representing the fair market value of the shares at the time of issuance. The Company also recorded $157,000 of non-cash sales and marketing expense representing the fair market value of the warrants issued to Founders Equity Group, Inc. using the Black-Scholes pricing model, with the following assumptions: applicable risk free interest rates based on the current treasury bill interest rate at the grant date of 5.0%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 79%; and an expected life of the warrants of four years. The warrants were fully vested at the time of issuance.

 This restatement has the effect of increasing additional paid-in capital and accumulated deficit, and reducing net income by $258,000.

 August 3, 2001 Restatements

 On August 3, 2001, the Company restated its original Form 10-Q filed March 16, 2001. The consolidated balance sheets of January 31, 2001 were restated to include the effect of previous restatements applied to the October 31, 2000 Form 10-K. The restatements had the effect of increasing additional paid-in capital and accumulated deficit by $2,512,726 with no change to net equity.



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


 During the quarter, the Company issued 90,000 shares of its common stock in exchange for consulting services, and issued 300,000 warrants to purchase the Company's common stock in connection with investment banking services. The total expense of $259,000 is included as non-cash sales and marketing expense.


 During the quarter ended January 31, 2001, the Company reported net interest expense of $324,000, compared with a net interest income of $37,000 for the quarter ended January 31, 2000.


 Settlements with two major carriers over charges in prior periods amounted to a total credit to the statements of operations of $1,700,000 for the three months ended January 31, 2001. Of this amount, $780,000 is the result of our settlement with Star Telecommunications ("Star"). Also included is $446,820 representing common stock received from Star in connection with our dispute settlement.

 As a result of the foregoing, the Company generated net income of $382,000, or $0.03 per share, for the quarter ended January 31, 2001, as compared to a net loss from continuing operations of $2,083,000, or $0.26 per share, for the quarter ended January 31, 2000.



 LIQUIDITY AND CAPITAL RESOURCES

 At January 31, 2001, the Company had cash and cash equivalents of $92,000, an increase of $18,000 from the balance at October 31, 2000.

 During the three months ended January 31, 2001, net cash used in operating activities was $256,000, compared to net cash used in operating activities of $736,000 for the three months ended January 31, 2000. The decrease in net cash used in operating activities for the three months ended January 31, 2001 was primarily due to net income of $382,000 versus a net loss of $2,083,000 from the comparable period in the prior year. Deferred revenue was reduced to $24,000 for the period ending January 31, 2001 from $689,000 in the prior period due to the change in the business focus away from the prepaid phone card products.


 Cash used in investing activities was $21,000 for the three months ended January 31, 2001, compared to cash provided by investing activities of $258,000 for the three months ended January 31, 2000 primarily attributable to $300,000 from payment on a note receivable.

 Cash provided by financing activities for the three months ended January 31, 2001 totaled $295,000, compared to cash used in financing activities of $89,000 for the three months ended January 31, 2000. The change in cash provided by financing activities was due primarily to the proceeds of $300,000 received from a shareholder in the period ending January 31, 2001 versus payment of $54,000 to a shareholder in the same period in the prior year.

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


                               DIAL-THRU INTERNATIONAL CORPORATION



                               By:  /s/ John Jenkins
                                    ------------------------------------
                                    John Jenkins
                                    CHAIRMAN AND CHIEF EXECUTIVE OFFICER

 Dated February 5, 2002