Form 10-Q/A
period 2001-04-30
DIAL THRU INTERNATIONAL CORP
filed 2002-02-12
CIK 913659

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
                                                      ===========   ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

 CURRENT LIABILITIES
    Current portion of long-term debt, net of debt
     discount of none and $315,988 at April 30,
     2001 and October 31, 2000, respectively         $          -  $   684,012
    Note payable to shareholder                           755,958      346,000
    Current portion of capital lease obligation            79,293      102,472
    Trade accounts payable                              2,980,687    3,930,315
    Accrued liabilities                                   149,257      365,765
    Deferred revenue                                       77,005       47,190
                                                      -----------   ----------
        Total current liabilities                       4,042,200    5,475,754
                                                      -----------   ----------

 LONG-TERM DEBT, net of debt discount of $399,439         600,561            -
   at April 30, 2001
 CAPITAL LEASE OBLIGATION, net of current portion         118,616      118,615

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' EQUITY
    Common stock, 44,169,100 shares authorized;
     $.001 par value; 11,506,590 shares issued and
     11,494,568 shares outstanding at April 30, 2001
     and 9,895,090 shares issued and 9,883,068
     outstanding at October 31, 2000                       11,506        9,895
    Additional paid-in capital                         36,719,352   33,838,158
    Accumulated deficit                               (34,080,479) (33,262,907)
    Accumulated other comprehensive income (loss)          (5,416)      (5,416)
    Treasury stock, 12,022 common shares at cost          (54,870)     (54,870)
    Note receivable - common stock                        (17,080)     (17,080)
                                                      -----------   ----------
        Total shareholders' equity                      2,573,013      507,780
                                                      -----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  7,334,390  $ 6,102,149
                                                      ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


              DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   APRIL 30,               APRIL 30,
                                            ----------------------  -----------------------
                                               2001         2000       2001         2000
                                            ----------  ----------  ----------   ----------
                                            (Restated)  (Restated)   (Restated)   (Restated)
 REVENUES
      Revenues                             $   903,639 $ 2,823,704 $ 1,794,258  $ 6,630,471
                                            ----------  ----------  ----------   ----------
           Total revenues                      903,639   2,823,704   1,794,258    6,630,471

 COSTS AND EXPENSES
      Cost of revenue                          609,367   3,109,052   1,276,373    7,472,725
      Sales & marketing                        223,001     278,569     425,575      786,783
      Non-cash sales and marketing expense           -   1,937,184     258,616    1,937,184
      General & administrative                 598,259   1,741,938   1,211,609    2,682,034
      Depreciation and amortization            155,612     159,342     302,502      274,447
                                            ----------  ----------  ----------   ----------
           Total costs and expenses          1,586,239   7,226,085   3,474,675   13,153,173
                                            ----------  ----------  ----------   ----------
               Operating income (loss)        (682,600) (4,402,381) (1,680,417)  (6,522,702)

 OTHER INCOME (EXPENSES)
      Financing fees                          (159,207)   (240,260)   (475,195)    (240,260)
      Interest income (expense), net           (12,730)    (16,899)    (15,514)      20,052
      Write off of investment in marketable
       securities                             (435,820)          -    (435,820)           -
      Other income related to settlement
       of disputes                              97,186           -   1,789,373            -
                                            ----------  ----------  ----------   ----------
           Total other income (expense)       (510,571)   (257,159)    862,844     (220,208)
                                            ----------  ----------  ----------   ----------
 NET LOSS BEFORE INCOME TAXES               (1,193,171) (4,659,540)   (817,573)  (6,742,910)

 PROVISION FOR INCOME TAXES                          -           -           -            -
                                            ----------  ----------   ---------   ----------
 NET INCOME (LOSS)                         $(1,193,171)$(4,659,540) $ (817,573) $(6,742,910)
                                            ==========  ==========   =========   ==========

 BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
     Basic earnings (loss) per share       $    (0.11)  $    (0.55) $    (0.08) $     (0.83)

     Dilutive impact of stock options,
       warrants and convertible debentures          -            -          -            -
                                            ----------   ---------   ---------   ----------
     Diluted earnings (loss) per share     $    (0.11)  $    (0.55) $    (0.08) $     (0.83)
                                            ==========   =========   =========   ==========
 SHARES USED IN THE CALCULATION OF PER
   SHARE AMOUNTS:
     Basic common shares                    10,571,756   8,353,496  10,230,024    8,120,228

     Dilutive impact of stock options,
       warrants and convertible debentures           -           -           -            -
                                            ----------   ---------  ----------   ----------
     Dilutive common shares                 10,571,756   8,353,496  10,230,024    8,120,228
                                            ==========   =========  ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


           DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                              APRIL 30,
                                                      ------------------------
                                                          2001         2000
                                                      ----------    ----------
                                                      (Restated)    (Restated)
  CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                $  (817,573)  $(6,742,910)
    Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
     Stock and warrants issued for services              258,616             -
        Financing fees and amortization of
          debt discount                                  333,355       240,260
       Non cash interest expense                         141,840             -
        Write off of investment in marketable
          securities                                     435,820             -
        Other income related to settlement
          of disputes                                 (1,789,373)            -
        Compensation related to issuance of
          stock warrants                                       -     1,937,184
        Depreciation and amortization                    302,502       274,447
        (Increase) decrease in:
           Trade accounts receivable                     (11,949)       11,147
           Accounts receivable - other                         -       (19,393)
           Inventory                                           -        82,539
           Prepaid expenses and other                     28,341        89,630
           Other assets                                   10,000       (84,344)
        Increase (decrease) in:
           Trade accounts payable                        386,441     2,851,966
           Accrued liabilities                          (216,508)       29,764
           Deferred revenue                               29,815      (173,834)
           Other payable                                       -       (80,000)
                                                      ----------    ----------
    Net cash provided by (used in) operating
      activities                                        (908,673)   (1,583,544)
                                                      ----------    ----------
  CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                   (21,215)     (198,630)
    Payments on note receivable                                -       300,000
    Cash in DTI at acquisition date                            -        69,137
                                                      ----------    ----------
    Net cash provided by (used in) investing
      activities                                         (21,215)      170,507
                                                      ----------    ----------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on note payable                                   -      (724,000)
    Payments on shareholder note payable                (189,619)      (54,000)
    Proceeds from notes payable                        1,000,000     1,000,000
    Proceeds from shareholder note payable               599,577             -
    Payments on capital leases                           (23,178)      (47,991)
    Change in restricted cash                                  -       937,733
    Issuance of common shares for cash                         -       490,970
    Proceeds from exercise of stock options               34,344             -
                                                      ----------    ----------
    Net cash provided by (used in) financing
     activities                                        1,421,124     1,602,712
                                                      ----------    ----------
  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                          491,236       189,675

  Cash and cash equivalents at beginning of period        73,867       846,141
                                                      ----------    ----------
  Cash and cash equivalents at end of period         $   565,103   $ 1,035,816
                                                      ==========    ==========
  SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
    AND FINANCING ACTIVITIES
    Cash paid for interest                           $         -   $    20,894
    Conversion of debt to equity                       1,000,000             -
    Additional shares issued as
      purchase consideration                           1,031,200             -
    Convertible debt issued with below market
      conversion feature                                 329,931             -

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


 NOTE F - CONVERTIBLE DEBENTURES

 In February 2000, the Company executed non-interest bearing convertible note agreements (the "Agreements") with nine accredited investors, which provided financing of $1,000,000. The notes were payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000. If the notes were not repaid within 90 days of issuance, they were convertible into shares of common stock at $4.00 per share while remaining outstanding. The Company recorded financing fees of approximately $117,000 in February 2000 related to these notes for the difference in the conversion price of $4.00 and the market price of $4.47 on the date the notes were approved by the Board of Directors. The Company also issued to the holders of the notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. In February 2000, the Company recorded deferred financing fees of approximately $492,000. This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.62; and an expected life of the warrants of three years. The Company is amortizing these fees over the initial maturity of these notes of one year. The amount is fully amortized as of April 30, 2001. Under the terms of the agreement, additional warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share were issued to the holders of the notes upon conversion of the debt to equity as discussed below. During March 2001, terms of the convertible notes were modified and the debt was converted into 400,000 common shares. Additionally, in connection with the conversion, the warrants to purchase 250,000 shares of common stock were modified to allow for an exercise price of $0.01 per share and 150,000 additional warrants with as exercise price of $3.00 per share were issued to the note holders. In connection with the grant of the additional 150,000 warrants to the note holders, the Company recorded additional debt discount of approximately $142,000 which was immediately expensed as financing fees as the warrants were exercisable at the date of grant. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.47; and an expected life of the warrants of three years.

 On April 11, 2001, the Company executed a 6% Convertible Debenture (the "Convertible Debenture") with Global Capital Funding Group L.P, which provided financing of $1,000,000. Note maturity date is April 11, 2003. The conversion price equals to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 80% of the average of the five(5) lowest volume weighted average sales price as reported by Bloomberg L.P. during the twenty
 (20) Trading Days immediately preceding but not including the date of the related Notice on Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Convertible Debenture shall be at the Formula Conversion Price. The Company has calculated the beneficial conversion feature embedded in the Convertible Debenture in accordance with Emerging Issues Task Force (EITF) #00-27 and recorded $329,931 as a deferred financing fee. This fee is being amortized over the two-year life of the Convertible Debenture. During the six months ended April 30, 2001, the Company recorded approximately $14,000 as interest expense. The Company also issued to the holder of the Convertible Debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. The Company recorded deferred financing fees of approximately $80,000 related to the issuance of the warrants. This amount represents the relative fair value of the warrants in accordance with EITF #00-27, using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.53; and an expected life of the warrants of five years. The warrant is being amortized over the two-year life of the Convertible Debenture. For the year six months ended April 30, 2001, the Company has recorded financing fees of $3,600 relating to the warrants.
</R

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


 NOTE J - SETTLEMENT OF LEGAL/CARRIER DISPUTES

 During the quarter ended January 31, 2001 the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The Company also received 1,100,000 shares of common stock of Star Telecommunications which were recorded at fair value totaling $446,820 which were subsequently written down by $435,820. The credit for future services is contingent on the Company using these services and at the time of settlement there is no basis for valuing these services. Fair value of these services will be credited to other income and charged to operations as utilized. The Company has recorded the carrier usage credit, the fair value of the shares received and subsequent write down as other income and expense.


 The Company also recorded income of $465,000 in connection with the settlement of disputes with RSL Communications, Inc. ("RSL") during the six months ended April 30, 2001. This amount was originally credited to the Company by RSL during the year ended October 31, 2000. Subsequently, the credit was rescinded and as the outcome was unclear no benefit was recorded during fiscal 2000. During the first quarter 2001 the credit was acknowledged by RSL management. The vendor is in the process of liquidating its United States operations. Accordingly, the Company has applied the credit to amounts owed to the vendor and recorded the effect as income in other income and expense.

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


 NOTE L - RESTATEMENTS

 The Company is restating its Form 10-Q/A Amendment No. 1 for the quarter ended April 30, 2001, to record additional debt discount of approximately $142,000 in connection with the grant of an additional 150,000 warrants to holders of the Company's Convertible Notes (Note F). This adjustment was a non-cash charge to operations and increased the net loss for the period. Also during the quarter ended April 30, 2001 the Company recorded approximately $330,000 of deferred financing fees to recognize a beneficial conversion feature embedded in the 6% Convertible Debenture with Global Capital Funding Group L.P. (Note F). The related amortization of approximately $14,000 was a non-cash charge to interest expense for the period, which increased the net loss.

 The consolidated balance sheet as of April 30, 2001 also includes the effect of certain restatements applied to the January 31, 2001 Form 10-Q/A Amendment No. 1. These restatements and the restatements noted above had the effect of reducing long-term liabilities and net equity by $316,000, increasing additional paid-in capital by $730,000, and increasing accumulated deficit by $414,000.

 August 3, 2001 Restatements

 On August 3, 2001, the Company restated the Form 10-Q for the three and six months ended April 30, 2001, originally filed on June 15, 2001, to include the write-off of marketable securities available for sale. The Company had previously reflected this decrease in value as a temporary decline within shareholders' equity. In addition, the prior comparative Form 10-Q was restated to include a charge for compensatory warrants issued to distributors (in the prepaid phone card business) totaling $1,937,184. Both of these adjustments were non-cash charges to operations. The adjustments increased net losses or decreased net income in each period respectively.

 The consolidated balance sheet as of April 30, 2001 includes the effect of certain restatements applied to the October 31, 2000 Form 10-K, as well as the August 3, 2001 restatements noted above. These restatements had the effect of increasing additional paid in capital by $2,513,000; increasing the accumulated deficit by $2,949,000; decreasing other comprehensive loss by $436,000; with no change to net equity.


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


 Sales and marketing costs were $223,000, or 25% of revenues for the quarter ended April 30, 2001, compared to $279,000, or 10% of revenues, for the quarter ended April 30, 2000. Sales and marketing costs incurred during the prior period were primarily associated with the operation of the distribution channel for the prepaid products. Sales and marketing costs for the three months ended April 30, 2000 exclude a non-cash charge of $1,937,184 for stock warrants issued to distributors (previous employees) of the Company's prepaid products. Excluding these charges, the change in the focus of the Company's operations has reduced its sales and marketing costs in absolute terms, as the prepaid calling card business required a large sales and marketing staff. In the short term, while the Company is opening a number of new international markets just beginning to produce revenues, sales and marketing costs as a percentage of revenues have increased. In the long term, however, when these markets are fully developed, the Company expects that sales and marketing costs will decline as a percentage of revenue.


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


 During the quarter ended April 30, 2001, the Company incurred net interest expense of $13,000 and financing fees of $159,000 compared with net interest expense of $17,000 and financing fees of $240,000 for the quarter ended April 30, 2000. The fees for 2001 include $142,000 for the fair value of warrants issued to the holders of the Company's Convertible Notes which were fully vested at the time of issuance. Additionally during the quarter ended April 30, 2001, the Company recorded a charge of $435,820 in connection with the decline in fair value of marketable securities previously received in a settlement transaction with Star Telecommunications.

 During the quarter ended April 30, 2001, the Company settled other disputes in connection with carrier services resulting in other income of $97,000.

 As a result of the foregoing, the Company incurred a net loss of $1,193,000, or $0.11 per share, for the quarter ended April 30, 2001, as compared to a net loss of $4,660,000, or $0.55 per share, for the quarter ended April 30, 2000.


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


 Sales and marketing costs were $426,000, or 24% of revenues for the six months ended April 30, 2001, compared to $787,000, or 12% of revenues, for the six months ended April 30, 2000. Sales and marketing costs incurred during the prior period were primarily associated with the operation of the distribution channel for the prepaid products. Sales and marketing costs for the six months ended April 30, 2000 exclude a non-cash charge of $258,616 for common stock and stock warrants issued for services, and for the six months ended April 30, 2000 exclude $1,937,184 for stock warrants issued to distributors (previous employees) of the Company's prepaid products. Sales and marketing expense for the six months ended April 30, 2000 includes a non-cash charge of $1,937,184 for stock warrants issued to distributors (previous employees) of the Company's prepaid products. Excluding this charge, the change in the focus of the Company's operations has reduced its sales and marketing costs in absolute terms, as the prepaid calling card business required a large sales and marketing staff. In the short term, while the Company is opening a number of new international markets just beginning to produce revenues, sales and marketing costs as a percentage of revenues have increased. In the long term, however, when these markets are fully developed, the Company expects that sales and marketing costs will decline as a percentage of revenue.


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

 During the six months ended April 30, 2001, the Company issued 390,000 shares of its common stock in exchange for marketing services of $259,000.

 During the six months ended April 30, 2001, the Company incurred net interest expense of $16,000 and financing fees of $475,000 compared with net interest income of $20,000 and financing fees of $240,000 for the six months ended April 30, 2000. Additionally during the six months ended April 30, 2001, the Company recorded a charge of $435,820 in connection with the decline in fair value of marketable securities previously received in a settlement transaction with Star Telecommunications.


 Settlements with two major carriers over charges in prior periods amounted to a total credit to the statements of operations of $1,800,000 for the six months ended April 30, 2001. Of this amount, $780,000 is the result of our settlement with Star Telecommunications ("Star"). Also included is $446,820 representing common stock received from Star in connection with our dispute settlement.

 As a result of the foregoing, the Company generated a net loss of $818,000 or $0.08 per share, for the six months ended April 30, 2001, as compared to a net loss of $6,743,000, or $0.83 per share, for the six months ended April 30, 2000.


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

 During the six months ended April 30, 2001, net cash used in operating activities was $909,000, compared to net cash used in operating activities of $1,584,000 for the six months ended April 30, 2000. The decrease in net cash used in operating activities for the six months ended April 30, 2001 was primarily due to a net loss of $818,000 versus a net loss of $6,743,000 from the comparable period in the prior year offset partially by other changes in current assets and liabilities and other non-cash charges and income. Deferred revenue increased to $77,000 for the period ending April 30, 2001 from $47,000 in the prior period due to an increase in prepaid customer amounts.

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

  DATE: February 5, 2002            /s/  John Jenkins
        --------------------------  ----------------------------------
                                    John Jenkins
                                    President, Chief Financial Officer
                                    (Principal Financial Officer)