Form 10-Q/A
period 2001-07-31
DIAL THRU INTERNATIONAL CORP
filed 2002-02-12
CIK 913659

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
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------            July 31,     October 31,
                                                         2001          2000
                                                      -----------   ----------
                                                      (unaudited)   (Restated)
                                                      (Restated)
 CURRENT ASSETS
   Cash and cash equivalents                         $    315,528  $    73,867
   Trade accounts receivable, net of allowance for
     doubtful accounts of $88,561 at July 31, 2001
     and $930,766 at October 31, 2000                     896,993      455,819
   Prepaid expenses and other                              67,162      116,785
                                                      -----------   ----------
     Total current assets                               1,279,683      646,471
                                                      -----------   ----------
 PROPERTY AND EQUIPMENT, net                            1,235,526    1,539,544
 PROPERTY AND EQUIPMENT NOT IN USE, SECURING
   CONVERTIBLE DEBENTURES                                 320,307      320,307
 ADVERTISING CREDITS, net                               2,453,027    2,453,027
 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS OF
   COMPANY ACQUIRED, net of amortization
   of $220,809 at July 31, 2001 and $104,148
   at October 31, 2000                                  1,851,866      937,327
 OTHER ASSETS                                             235,896      205,473
                                                      -----------   ----------
 TOTAL ASSETS                                        $  7,376,305  $ 6,102,149
                                                      ===========   ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------
 CURRENT LIABILITIES
   Current portion of convertible debentures, net of
     debt discount of none and $315,988 at July 31,
     2001 and October 31, 2000, respectively         $          -  $   684,012
   Note payable to shareholder                            755,958      346,000
   Current portion of capital lease obligation            118,582      102,472
   Trade accounts payable                               3,515,346    3,930,315
   Accrued liabilities                                    197,910      365,765
   Deferred revenue                                        86,156       47,190
                                                      -----------   ----------
     Total current liabilities                          4,673,952    5,475,754
                                                      -----------   ----------
 CONVERTIBLE DEBENTURES, net of debt discount of
   $347,338 at July 31, 2001                              652,662            -
 CAPITAL LEASE OBLIGATION, net of current portion          71,549      118,615

 SHAREHOLDERS' EQUITY

   Common stock, 44,169,100 shares authorized;
     $0.001 par value; 11,625,425 shares issued and
     11,613,403 shares outstanding at July 31, 2001
     and 9,895,090 shares issued and 9,883,068
     outstanding at  October 31, 2000                      11,625        9,895
   Additional paid-in capital                          36,719,233   33,838,158
   Accumulated deficit                                (34,675,350) (33,262,907)
   Accumulated other comprehensive income (loss)           (5,416)      (5,416)
   Treasury stock, 12,022 common shares at cost           (54,870)     (54,870)
   Notes receivable - common stock                        (17,080)     (17,080)
                                                      -----------   ----------
   Total shareholders' equity                           1,978,142      507,780
                                                      -----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  7,376,305  $ 6,102,149
                                                      ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                      July 31,                 July 31,
                              -----------------------  -----------------------
                                2001          2000        2001        2000
                              ----------   ----------   ----------   ----------
                              (Restated)   (Restated)   (Restated)   (Restated)
REVENUES

 Revenues                    $ 1,654,079   $  952,667  $ 3,448,338  $ 7,583,138

COSTS AND EXPENSES
 Cost of revenues              1,081,179      463,057    2,357,552    7,935,782
 Sales & marketing               202,818       54,668      499,641      841,451
 Non-cash sales and marketing
  expense                              -            -      258,616    1,937,184
 General & administrative        702,317    1,142,366    2,042,678    3,824,400
 Depreciation and amortization   165,527      141,202      468,029      415,649
                              ----------   ----------   ----------   ----------
   Total costs and expenses    2,151,841    1,801,293    5,626,516   14,954,466
                              ----------   ----------   ----------   ----------
 Operating loss                 (497,762)    (848,626)  (2,178,178)  (7,371,328)

 OTHER INCOME (EXPENSE)
   Amortization of debt
     discount                    (52,101)    (123,010)    (527,296)    (363,270)
   Interest income
     (expense), net              (34,008)       6,565      (49,522)      26,617
   Write off of investment
     in marketable securities    (11,000)           -     (446,820)           -
   Other income related to
     settlement of disputes            -            -    1,789,373            -
                              ----------   ----------   ----------   ----------
     Total other income
       (expense)                 (97,109)    (116,445)     765,735     (336,653)
                              ----------   ----------   ----------   ----------

 NET LOSS BEFORE INCOME TAXES   (594,871)    (965,071)  (2,192,443)   7,707,981)

 PROVISION FOR INCOME TAXES            -            -            -            -
                              ----------   ----------   ----------   ----------
 NET LOSS                       (594,871)    (965,071)  (1,412,443)  (7,707,981)
                              ----------   ----------   ----------   ----------

BASIC AND DILUTED LOSS PER SHARE:
 Basic and diluted loss
   per share                 $     (0.05) $     (0.11) $     (0.14) $     (0.93)

SHARES USED IN THE CALCULATION
  OF PER SHARE AMOUNTS:
                              ----------   ----------   ----------   ----------
  Basic and diluted
    common shares             11,523,403    8,616,383   10,677,487    8,289,012
                              ==========   ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


             DIAL-THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                                JULY 31,
                                                       ------------------------
                                                           2001         2000
                                                       ----------    ----------
                                                       (Restated)    (Restated)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $(1,412,443)  $(7,707,981)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Stock and warrants issued for services               258,616             -
     Amortization of debt discount                        527,296       363,270
     Write off of investment in marketable securities     446,820             -
     Other income related to settlement of disputes    (1,789,373)            -
     Warrants issued for services                               -     1,937,184
     Depreciation and amortization                        468,029       415,649
     (Increase) decrease in:
       Trade accounts receivable                         (441,174)      282,790
       Accounts receivable - other                              -       (20,075)
       Inventory                                                -        82,491
       Prepaid expenses and other                          49,623       113,078
       Other assets                                       (30,423)     (143,628)
     Increase (decrease) in:
       Trade accounts payable                             927,584     1,812,988
       Accrued liabilities                               (167,855)      (99,411)
       Deferred revenue                                    38,966      (193,261)
       Other payable                                            -      (100,000)
                                                       ----------    ----------
       Net cash used in operating activities           (1,124,334)   (3,256,906)
                                                       ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                     (47,350)     (249,574)
   Payments on note receivable                                  -       300,000
   Cash in DTI at acquisition date                              -        69,137
                                                       ----------    ----------
   Net cash provided by (used in) investing activities    (47,350)      119,563
                                                       ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on note payable                                     -      (724,000)
   Payments on shareholder note payable                  (189,619)      (54,000)
   Proceeds from convertible debentures                 1,000,000     1,000,000
   Proceeds from shareholder note payable                 599,577             -
   Payments on capital leases                             (30,956)      (48,455)
   Change in restricted cash                                    -     1,137,733
   Issuance of common shares for cash                           -       512,322
   Proceeds from common stock subscription                      -     1,000,000
   Proceeds from exercise of stock options                 34,343             -
                                                       ----------    ----------
   Net cash provided by financing activities            1,413,345     2,823,600
                                                       ----------    ----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     241,661      (313,743)

 Cash and cash equivalents at beginning of period          73,867       846,141
                                                       ----------    ----------
 Cash and cash equivalents at end of period           $   315,528   $   532,398
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

 Non-cash investing and financing activities are as follows for the nine months ended July 31, 2001 and 2000:

                                                   2001            2000
                                                 ---------      ---------

 Conversion of debt to equity                   $1,000,000     $        -
 Stock issued in connection with acquisition    $1,031,200     $        -
 Warrants issued to debtor recorded as debt
   discount                                     $   86,875     $  492,000
 Convertible debt issued with below market
   conversion feature                           $  329,931     $  117,000


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



 NOTE E - CONVERTIBLE DEBENTURES

 In February 2000, the Company executed non-interest bearing convertible note agreements (the "Notes") with nine accredited investors, which provided financing of $1,000,000. The Notes were payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000. If the Notes were not repaid within 90 days of issuance, they were convertible into shares of common stock at $4.00 per share while remaining outstanding. The Company recorded debt discount of approximately $117,000 in February 2000 related to these Notes for the difference in the conversion price of $4.00 and the market price of $4.47 on the date the Notes were approved by the Board of Directors. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 125,000 shares of common stock at an exercise price of $3.00 per share, which expire five years from the date of issuance. In February 2000, the Company recorded debt discount of approximately $492,000.
 This amount represents the Company's estimate of the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of 1.62; and an expected life of the warrants of three years. The Company is amortizing this discount over the initial maturity of these Notes of one year. The amount was fully amortized as of April 30, 2001. Under the terms of the agreement, additional warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share were issued to the holders of the Notes upon conversion of the debt to equity as discussed below. During March 2001, terms of the Notes were modified and the debt was converted into 400,000 common shares. Additionally, in connection with the conversion, the warrants to purchase 250,000 shares of common stock were modified to allow for an exercise price of $0.01 per share and 150,000 additional warrants with an exercise price of $3.00 per share were issued to the note holders. In connection with the grant of the additional 150,000 warrants to the note holders, the Company recorded additional debt discount of approximately $142,000 which was immediately expensed as the warrants were exercisable at the date of grant. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.47; and an expected life of the warrants of three years.

 On April 11, 2001, the Company executed a 6% Convertible Debenture (the "Convertible Debenture") with Global Capital Funding Group L.P, which provided financing of $1,000,000. The Convertible Debenture maturity date is April 11, 2003. The Debenture is secured by $320,307 of property and equipment. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 80% of the average of the five (5) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Convertible Debenture shall be at the Formula Conversion Price. The Company has calculated the beneficial conversion feature embedded in the Convertible Debenture in accordance with Emerging Issues Task Force (EITF) #00-27 and recorded $329,931 as a deferred financing fee. This fee is being amortized over the two-year life of the Convertible Debenture. During the nine months ended July 31, 2001, the Company recorded approximately $59,000 as interest expense. The Company also issued to the holder of the Convertible Debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. The Company recorded deferred financing fees of approximately $80,000 related to the issuance of the warrants. This amount represents the relative fair value of the warrants in accordance with EITF #00-27, using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.53; and an expected life of the warrants of five years. The warrant is being amortized over the two-year life of the Convertible Debenture. The amount charged to expense and accumulated amortization for the nine months ended July 31, 2001 totaled approximately $14,000.



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



 NOTE K - RESTATEMENT

 The Company is restating its Form 10-Q/A Amendment No. 1 for the quarter ended January 31, 2001, to include a non-cash charge to its operations for the issuance of stock and warrants in exchange for services for $258,616. The Company is restating its Form 10-Q/A Amendment No. 1 for the quarter ended April 30, 2001 to reflect additional financing fees of $156,000 for warrants issued to the former holders of the Company's convertible notes and amortization of deferred financing fees for the amortization of the beneficial conversion feature embedded in the Company's Convertible Debentures, in accordance with Emerging Issued Task Force #00-27. The Company is also restating its long-term liabilities and equity to reflect the deferred financing fee of approximately $330,000, which represents the fair value of the beneficial conversion feature, which is being amortized over the life of the Convertible Debenture of two years.

 The Company  is restating  its  Form 10-Q for  the third quarter  ended July
 31,  2001  to  reflect  $41,000   of   additional  financing  fees  for  the
 amortization of the deferred financing fees noted above.

 The restatements had the effect of reducing long-term liabilities and net equity by $275,000, increasing additional paid-in capital by $730,000, and increasing accumulated deficit by $455,000.

 August 3, 2001 Restatements

 On August 3, 2001 the Company restated Form 10-Q for the three months ended April 30, 2001 to include the write off of marketable securities available for sale. The Company had previously reflected this decrease in value as a temporary decline within shareholders' equity. The adjustment increased net the net loss in the period. In addition, the prior comparative Form 10-Q for the three months ended April 30, 2000 was restated to include a charge for compensatory warrant issued to distributors (in the prepaid calling card business) totaling $1,937,184. Both of these adjustments increased net losses or decreased net income in each period, respectively. These adjustments are reflected in the nine-month results ended July 31, 2000 and 2001.

 The consolidated balance sheet as of July 31, 2001 includes the effect of previous restatements applied to the October 31, 2000 Form 10-K/A. These restatements, and the restatement noted above had the effect of increasing additional paid-in capital and accumulated deficit by $2,512,726; increasing the accumulated deficit by $2,948,546; decreasing other comprehensive loss by $435,820; with no change to net equity.



 NOTE L - RECENT ACCOUNTING PRONOUNCEMENTS

 In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

 In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. We are currently reviewing the new standard and evaluating the effects of this standard on our future financial condition, results of operations, and accounting policies and practices.


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


 During the quarter ended July 31, 2001, the Company incurred $52,000 of debt discount and $34,000 of net interest expense compared with $123,000 of debt discount and $7,000 of net interest income for the quarter ended July 31, 2000. The decrease in debt discount is attributable to the conversion of the Company's $1.0 million convertible notes to equity in March 2001, which had an original debt discount of $492,000 and was being amortized over three years.

 As a result of the foregoing, the Company incurred a net loss of $595,000, or $.05 per share for the quarter ended July 31, 2001, as compared to a net loss of $965,000, or $0.11 per share, for the quarter ended July 31, 2000.



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


 Sales and marketing expenses were $500,000, or 15% of revenues for the nine months ended July 31, 2001, compared to $841,000, or 11% of revenues, for the nine months ended July 31, 2000. Sales and marketing expenses exclude non-cash charges of $1,937,184 for stock warrants issued to distributors (previously employees) of the Company's prepaid products for the period ended July 31, 2000 and $258,616 for common stock and warrants issued for services for the period ended July 31, 2001. The sales and marketing expenses for the nine months ended July 31, 2001 relate to the international long distance business, while a majority of the expense for 2000 related to the prepaid long distance business. The increase in sales and marketing as a percentage of revenues is the result of the Company's costs incurred in startup operations in Latin America. In the short term, the Company expects that sales and marketing costs will increase in absolute dollars and as a percentage of revenues as the Company begins to utilize its advertising credit asset to promote its products and services. In the long term, the Company expects a decrease in sales and marketing expenses as a percentage of revenues as it realizes increasing revenues from its advertising programsas well as its costs incurred in Latin America.


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

 During the nine months ended July 31, 2001, the Company incurred $527,000 of debt discount and $50,000 of net interest expense compared with $364,000 of debt discount and $27,000 of net interest income for the nine months ended July 31, 2000. The 2000 and 2001 debt discount are attributable to the Company's $1.0 million convertible notes, which had original debt discount totaling $609,000, which were being amortized over a three year period. The convertible notes were converted to equity in March 2001, and the remaining unamortized debt discount was charged to expense. In addition, during the current 2001 period the Company is amortizing debt discount in connection with additional debt financing obtained in April 2001.


 Settlements with two major carriers over charges in prior periods amounted to a total credit to the statements of operations of $1,800,000 for the nine months ended July 31, 2001. Of this amount, $780,000 is the result of our settlement with Star Telecommunications ("Star"). Also included is $446,820 representing common stock received from Star in connection with our dispute settlement.

 As a result of the foregoing, the Company generated a net loss of $1,412,000 or $0.14 per share, for the nine months ended July 31, 2001, as compared to a net loss of $7,708,000, or $0.93 per share, for the nine months ended July 31, 2000.


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


 During the nine months ended July 31, 2001, net cash used in operating activities was $1,124,000, compared to net cash used in operating activities of $3,257,000 for the nine months ended July 31, 2000. The decrease in net cash used in operating activities for the nine months ended July 31, 2001 was primarily due to a net loss of $1,412,000 versus a net loss of 7,708,000 from the comparable period in the prior year offset partially by other changes in current assets and liabilities and other non-cash items.


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

 DATE: February 5, 2002              /s/  John Jenkins
       --------------------------    --------------------------------------
                                     John Jenkins
                                     President, and Chief Operating Officer
                                     (Principal Financial Officer)