Form 10-Q
period 2002-01-31
DIAL THRU INTERNATIONAL CORP
filed 2002-03-18
CIK 913659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Period Ended January 31, 2002
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                              to

Commission file number 0-22636

DIAL THRU INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	75-2461665 (I.R.S. Employer Identification No.)
700 South Flower, Suite 2950 Los Angeles, California (Address of principal executive offices)	90017 (Zip Code)

(213) 627-7599
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year,
if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes /x/    No / /

        As of March 15, 2002, 13,504,659 shares of common stock, $.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 31, 2002	October 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,062,392	$94,985
Trade accounts receivable, net of allowance for doubtful accounts of $544,003 at January 31, 2002 and $228,729 at October 31, 2001	1,526,151	1,832,768
Prepaid expenses and other	198,368	43,612

Total current assets	2,786,911	1,971,365

PROPERTY AND EQUIPMENT, net	4,522,827	5,135,027
PROPERTY AND EQUIPMENT HELD FOR SALE	320,307	320,307
ADVERTISING CREDITS, net	2,376,678	2,376,678
OTHER ASSETS	64,299	78,762
GOODWILL AND OTHER INTANGIBLE ASSETS, net of amortization of $373,390 at January 31, 2002 and $291,202 at October 31, 2002	1,833,528	2,762,010

TOTAL ASSETS	$11,904,550	$12,644,149

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debenture, net of debt discount of $222,194	$327,806	$—
Current portion of capital leases	359,109	385,787
Trade accounts payable	4,678,904	5,037,338
Accrued carrier costs	754,211	917,415
Accrued liabilities	1,832,616	1,416,159
Deferred revenue	785,943	738,576
Note payable to shareholder	—	102,443

Total current liabilities	8,738,589	8,597,718

CAPITAL LEASE, NET OF CURRENT	224,933	286,102
NOTES PAYABLE RELATED PARTY, net of debt discount of $740,759 at January 31, 2002 and $819,470 at October 31, 2001	1,307,642	1,126,488
CONVERTIBLE DEBENTURE, net of debt discount of $366,598 at January 31, 2002 and $445,155 at October 31, 2001	283,402	554,845
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, 44,169,100 shares authorized; $.001 par value; 13,504,659 shares issued at January 31, 2002 and 12,119,090 at October 31, 2001	13,505	12,119
Additional paid-in capital	38,691,924	38,174,588
Accumulated deficit	(37,233,106)	(35,947,213)
Accumulated other comprehensive income	(50,389)	(88,548)
Treasury stock, 12,022 common shares at cost	(54,870)	(54,870)
Subscription receivable—common stock	(17,080)	(17,080)

Total shareholders' equity	1,349,984	2,078,996

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,904,550	$12,644,149

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JANUARY 31,
	2002	2001
REVENUES	$6,586,754	$890,620
COSTS AND EXPENSES
Cost of revenues	4,545,744	667,006
Sales & marketing	365,545	202,573
Non-cash sales and marketing expense	—	258,616
General & administrative	2,000,411	606,758
Depreciation and amortization	677,533	146,890

Total costs and expenses	7,589,233	1,881,843

Operating loss	(1,002,479)	(991,223)
OTHER INCOME (EXPENSES)
Interest and financing costs	(268,441)	(323,731)
Interest income	—	4,958
Other related to settlement of disputes	—	1,692,187
Foreign exchange	(23,526)	—
Gain on sales of equipment	8,553	—

Total other income (expense)	(283,414)	1,373,414

NET EARNINGS (LOSS)	$(1,285,893)	$382,191

EARNINGS (LOSS) PER SHARE:
Basic and diluted earnings (loss) per share	$(0.10)	$0.03
SHARES USED IN THE CALCULATION OF PER SHARE AMOUNTS:
Basic common shares	12,729,932	9,951,215
Dilutive impact of stock options, warrants and convertible debt	—	643,824

	12,729,932	10,595,039

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	JANUARY 31, THREE MONTHS ENDED
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,285,893)	$382,191
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain)/Loss from disposal of fixed assets	(8,553)	—
Stock and warrants issued for services	13,750	258,616
Bad debt expense	319,512	—
Non-cash interest expense	182,672	315,988
Marketable securities received in settlement of dispute	—	(446,820)
Depreciation and amortization	677,533	149,205
(Increase) decrease in:
Trade accounts receivable	(12,895)	15,190
Prepaid expenses and other	(154,756)	19,042
Other assets	14,464	—
Increase (decrease) in:
Trade accounts payable	(887,930)	(794,287)
Accrued carrier costs	(163,204)	—
Accrued liabilities	416,457	(179,167)
Deferred revenue	47,367	24,487

Net cash used in operating activities	(841,476)	(255,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(43,217)	(21,215)
Refund of license fee	1,424,899	—

Net cash provided by (used in) investing activities	1,381,682	(21,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder	—	300,000
Proceeds from convertible debentures	457,375	—
Payments on capital leases	(87,847)	(23,178)
Proceeds from exercise of stock options	—	18,219
Effects of changes in foreign exchange rates	57,673	—

Net cash provided by financing activities	427,201	295,041

NET INCREASE (DECREASE) IN CASH	967,407	18,271
Cash and cash equivalents at beginning of period	94,985	73,867

Cash and cash equivalents at end of period	$1,062,392	$92,138

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Convertible Note to Common Stock	$350,000	$—
Warrants issued for Debt	$154,973	$—
Cash paid for interest	$11,174	$—
Cash paid for taxes	$6,681	$—

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The condensed consolidated financial statements of Dial Thru International Corporation and its subsidiaries included in this Form 10-Q are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three month periods ended January 31, 2002 and 2001 have been included. Operating results for the three month period ended January 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001.

        The Company is a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company now provides a variety of international and domestic communication services including international dial-thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its Voice over Internet Protocol ("VoIP") Network to effectively deliver the products to the end user.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER SHARE

        The shares issuable upon the exercise of stock options and warrants, and convertible debentures are excluded from the calculation of net earnings (loss) per share as their effect on continuing operations net loss would be antidilutive.

REVENUE RECOGNITION AND COSTS OF REVENUES

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

NOTE 3—CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

        The Company has an outstanding receivable from a customer of $215,853, which is overdue by approximately three months and has been reserved in full as of January 31, 2002.

NOTE 4—NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company implemented the provisions of SFAS No. 142 on November 1, 2001. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. The adoption of this standard does not have a material impact on the Company's results of operations or financial position.

        In July 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long- Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The adoption of this standard will not have a material impact on the Company's results of operations or financial position.

NOTE 5—ACQUISITIONS

Rapid Link, Inc. Acquisition

        On October 12, 2001, DTI completed the acquisition of certain assets and liabilities of Rapid Link, USA, Inc. ("Rapid Link USA") and 100% of the common stock of Rapid Link Telecommunications, GMBH ("Rapid Link Germany"), a German Company, from Rapid Link Inc. ("Rapid Link"). The results of the businesses acquired from Rapid Link have been included in operations of the Company in the consolidated financial statements from the date of acquisition. Rapid Link was a provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world. The aggregate purchase price was $2,116,481, including $1,450,000 in cash, common stock valued at $468,000, and an additional $198,481 in acquisition related costs. The value of the 600,000 common shares was determined based on the closing market price of DTI's common shares on October 12, 2001. The value of the common stock is guaranteed by DTI to be no less than $300,000 at the time of the effectiveness of the Registration of the shares. Dial Thru will either (i) issue additional shares to Rapid Link in excess of the 600,000 Shares; or (ii) pay to Rapid Link additional cash consideration, so that the minimum value of the consideration received is $300,000. Any additional consideration will not change the recorded value of Rapid Link. In accordance with SFAS No. 141 Business Combinations, the Company has allocated the purchase price to net assets acquired, resulting in negative goodwill. Therefore the Company has reduced the net book value of fixed assets by $1,345,630, the amount representing negative goodwill.

        The following unaudited pro-forma consolidated results of operations for the three months ended January 31, 2001 assume that the acquisition had occurred on November 1, 2000:

Unaudited Three months ended January 31, 2001
Revenues	$11,189,701

Net loss	$(837,787)

Net loss per common share (basic and diluted)	$(0.07)

Weighted average common shares outstanding (basic and diluted)	11,195,039

NOTE 6—CONVERTIBLE DEBT

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

        On August 4, 2000, additional warrants to acquire up to an aggregate of 125,000 shares of common stock at an exercise price of $2.75 per share were issued to the holders of the Notes, as they had not been repaid within six months following the date of issuance. Additional debt discount of approximately $386,000 was recorded during the fourth quarter of fiscal 2000 related to the issuance of additional warrants. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 6%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 2.01; and an expected life of the warrants of three years. The Company amortized the total debt discount of approximately $878,000 over the initial maturity of the Notes of one year.

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

Convertible Debentures with Global Capital Funding Group L.P.

        On April 11, 2001, the Company executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P, which provided financing of $1,000,000. The Debenture maturity date is April 11, 2003. The Debenture is secured by $320,307 of property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 80% of the average of the five (5) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. The Formula Conversion Price was adjusted downward to 70% in accordance with the terms of the Debenture as the Company's registration statement was not declared effective by the Securities and Exchange Commission on the date required by the Debenture. The Company has calculated the beneficial conversion feature embedded in the Debenture in accordance with EITF No. 00-27 and recorded approximately $497,000 as a deferred financing fee. This fee is being amortized over the two year life of the Debenture. During the three months ended January 31, 2002, the Company recorded approximately $69,000 as interest expense. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. The Company recorded deferred financing fees of approximately $80,000 related to the issuance of the warrants. This amount represents the relative fair value of the warrants in accordance with EITF No. 00-27, and the Company is amortizing the fees over the two year life of the Debenture. During the three months ended January 31, 2002, the Company has recorded interest expense of approximately $10,000 relating to the warrants.

        On January 28, 2002, the Company executed a 6% convertible debenture (the "Second Debenture") with Global Capital Funding Group L.P, which provided financing of $550,000. The Second Debenture maturity date is January 28, 2003. The Second Debenture is also secured by $320,307 of property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. In connection with the Second Debenture, the Company paid $92,625 as financing fees, which are being amortized over the one year life of the Second Debenture using the Interest Method. The Company has calculated the beneficial conversion feature embedded in the Second Debenture in accordance with EITF No. 00-27 and recorded approximately $114,000 as a deferred financing fee. This fee is being amortized over the one year life of the Second Debenture. During the three months ended January 31, 2002, the Company recorded approximately $1,000 as interest expense. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.40 per share, which expire on January 28, 2007. The Company recorded deferred financing fees of approximately $17,000 related to the issuance of the warrants. This amount represents the relative fair value of the warrants in accordance with EITF No. 00-27, and the Company is amortizing the fees over the one life of the Second Debenture. For the three months ended January 31, 2002, the Company has recorded interest expense of approximately $100 relating to the warrants.

NOTE 7—NOTES PAYABLE—RELATED PARTY

        In October 2001, the Company executed 10% convertible notes (the "Notes") with three executives of the Company, which provided financing of $1,945,958. The maturity date of each note is October 24, 2003. The Note is secured by all Company assets. Each Note is convertible into the Company's common stock at the option of the holder at each of the six, twelve, eighteen and twenty-four month anniversary of the date of issuance of the note. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the Notes in accordance with EITF No. 00-27 and recorded debt discount of approximately $171,000 which will be amortized over two years. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001. The Company determined the additional debt discount by allocating the relative fair value to the Note and the warrants. The Company is amortizing the additional debt discount over the initial maturity of the Note of two years. For the three months ended January 31, 2002, the Company has recorded approximately $102,000 of interest expense. In January 2002, an additional $102,433 was added to the Notes. The Company also issued to the holders of the Notes warrants to acquire an additional 102,433 shares of common stock at an exercise price of $0.40, which expire on January 28, 2007. Additional debt discount of approximately $24,000 was recorded during the first quarter of fiscal 2002. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the remaining life of the Notes.

NOTE 8—SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

        For the three month period ended January 31, 2002, the Company issued 175,000 shares in connection with the exercise of options. The exercise price was paid with 100,000 shares of common stock, which were subsequently retired.

        In November 2001, the Company issued 25,000 shares of common stock at no cost for investor relations services.

NOTE 9—SETTLEMENT OF LEGAL/CARRIER DISPUTES

        During the quarter ended January 31, 2001, the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The Company also received 1,100,000 shares of common stock of Star Telecommunications which were recorded at fair value totaling $446,820. The Company has recorded the carrier usage credit and the fair value of the shares received as other income and expense in its first Quarter 2001 financial statements.

        In the quarter ended January 31, 2001 financial statements, the Company also recorded income of $465,000 in connection with the settlement of disputes with RSL Communications, Inc. ("RSL"). This amount was originally credited to the Company by RSL during the year ended October 31, 2000. Subsequently, the credit was rescinded and as the outcome was unclear no benefit was recorded during fiscal 2000. During the first quarter of 2001, the credit was acknowledged by RSL management. The vendor is in the process of liquidating its United States operations. Accordingly, the Company has applied the credit to amounts owed to the vendor and recorded the effect as income in other income and expense in its 2001 financial statements.

NOTE 10—LITIGATION

        On June 12, 2001, Cygnus Telecommunications Technology, LLC (Cygnus), filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to our international call-back technology. This technology drives our Re-Origination Services and allows our foreign based customers to initiate international telephone calls by first calling a switch in the United States, which then initiates a call back to the customer site providing the customer with an open phone line to place a call anywhere in the world. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek compensatory and punitive damages as well as attorneys' fees and costs. We deny the alleged infringement and intend to defend the case vigorously, but our ultimate legal and financial liability with respect to this legal proceeding cannot be estimated with any certainty at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q (this "Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects", "will", "anticipates", "estimates", "believes", "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-Q should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using voice over Internet protocol ("VoIP") to provide telecommunications services over the Internet, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services over the Internet, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of services over the Internet, (e) our dependence upon favorable pricing from our suppliers to compete in the telecommunications industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry. We do not undertake to update any forward-looking statements contained herein. Readers are cautioned not to place undue reliance on the forward-looking statements made in, or incorporated by reference into, this Report or in any document or statement referring to this Report.

GENERAL

        On November 2, 1999, we consummated the DTI Acquisition and in the second quarter of fiscal 2000, we shifted focus toward our global VoIP strategy; providing connectivity to international markets experiencing significant demand for VoIP and other IP enabled services and then targeting the corresponding ethnic segment in the U.S. This change in focus has lead to a shift from our prepaid long distance operations toward higher margin international opportunities. This strategy allows us to form local partnerships with foreign PTT's (entities responsible for providing telecommunications services in foreign markets, usually government owned or controlled) and Internet Service Providers ("ISP's"), and to provide IP enabled services based on the in-country regulatory environment affecting telecommunications and data providers. Through these relationships, we are able to acquire a direct equity interest or partnership/joint venture interest in the local business and expect our interest to increase as foreign ownership regulations of telecommunications companies diminish. As an early market entrant building "super-regional" networks, we believe that we are positioned for long-term growth and the provision of high margin, value-added services.

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

        The reduction of revenues, however, came from the low or negative margin portion of the prepaid business. This refocusing and consolidation of operations has resulted in not only greater savings, but also higher profits and more sustainable revenues. This consolidation and reduction in staff has allowed us to significantly reduce our overhead, and although our operations have not yet produced positive cash flow, we believe that continued cost reductions and moderate revenue growth would allow us to achieve positive results in the near future.

        On October 12, 2001, we completed the acquisition from Rapid Link of certain assets and executory contracts of Rapid Link, USA, Inc. ("Rapid Link USA") and 100% of the common stock of Rapid Link Telecommunications, GMBH ("Rapid Link Germany"), a German Company. Rapid Link is a leading provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world.

CRITICAL ACCOUNTING POLICIES

        The consolidated financial statements include accounts of the company and all majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

        Our revenues are generated at the time a customer uses our network to make a phone call. We sell our services to small to medium sized businesses and end-users who utilize our network for international re-origination and dial-thru services, and to other providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times we receive payment from our customer in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

Allowance for Uncollectible Accounts Receivable

        Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. All of our receivables are due from commercial enterprises and residential users in both domestic and international markets. The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of the customer, and our estimation of the customer's willingness to pay amounts due. We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize our risk.

Goodwill, Intangible and Other Long-Lived Assets

        Property, plant and equipment, goodwill, intangible and certain other long-lived assets are amortized over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Financing, Warrants and Amortization of Warrants and Fair Value Determination

        The Company has traditionally financed its operations through the issuance of debt instruments that are convertible into the Company's common stock, at conversion rates at or below the fair market value of the Company's common stock at the time of conversion, and typically include the issuance of warrants. The Company has recorded these financing transactions in accordance with Emerging Issues Task Force No. 00-27. Accordingly, the Company recognizes the beneficial conversion feature imbedded in the financings and the fair value of the related warrants on the balance sheet as deferred financing fees. The deferred financing fee is amortized over the life of the respective debt instrument.

Carrier Disputes

        The Company reviews its vendor bills on a monthly basis and periodically disputes amounts invoiced by its carriers. Prior to the second quarter of fiscal 2001, the Company recorded as trade accounts payable the entire amounts owed to its vendors, including amounts in dispute. Any disputes resolved and credited to the Company were recorded as other income at the time the credit was issued. The Company subsequently changed its policy to record cost of revenues excluding disputed amounts. The Company reviews its outstanding disputes on a quarterly basis as part of the overall review of its accrued carrier costs, and adjusts its liability based on management's estimate of amounts owed.

RESULTS OF OPERATIONS—Three months ended January 31, 2002 with the three months ended January 31, 2001

REVENUES

        Our primary source of revenue is the sale of voice and fax traffic internationally over our VoIP network, which is measured in minutes, primarily to small and medium sized enterprises ("SME's"). We charge our customers a fee per minute of usage that are dependent on the destination of the call and is recognized in the period in which the call is completed.

        For the three months ended January 31, 2002, we had revenues of $6,587,000, an increase of $5,696,000 or 640% over 2001. Revenues for the three months ended January 31, 2002 include

$5.2 million resulting from the purchase of Rapid Link. For the three months ended January 31, 2002, 65% and 35% of our revenues were derived from our retail and wholesale customers, respectively, compared to 11% and 89%, respectively, for the three months ended January 31, 2001. The growth in revenues is attributable to the acquisition of Rapid Link, as well as a growth in our customer base and the minutes carried across our network.

OPERATING EXPENSES

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

        For the three months ended January 31, 2002, we had total direct costs of revenues of $4,546,000, an increase of $3,879,000, or 582%, from $667,000 in 2001. Costs of revenues have increased due to the growth in minutes and customers as well as the increased revenue and traffic acquired from Rapid Link. As a percentage of revenues, costs of revenue were 69% of revenues for the three months ended January 31, 2002 compared to 75% of revenues for the three months ended January 31, 2001. Although there is a higher percentage of lower margin wholesale traffic for the three months ended January 31, 2002 compared to January 31, 2001, the margin increase from the retail customer base acquired from Rapid Link has offset the increased wholesale traffic, resulting in an overall reduction in our cost of revenues as a percentage of revenues. This percentage will fluctuate quarterly depending on the mix of traffic going forward.

        General and administrative expenses include salaries, payroll taxes, benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, information technology and human resources.

        General and administrative expenses were $2,000,000 and $607,000 for the three months ended January 31, 2002 and January 31, 2001, respectively. This increase of $1,393,000, or 229% includes $1,077,000 attributable to Rapid Link operations. As a percentage of revenues, general and administrative expenses were 30% and 68% of revenues for the three months ended January 31, 2002 and 2001, respectively. Included in general and administrative expenses is bad debt expense of $320,000 and $0 for the three months ended January 31, 2002 and 2001, respectively. For the three months ended January 31, 2002, the bad debt expense is primarily attributable to non-payment from one wholesale customer. We review our general and administrative expenses regularly, and continue to reduce costs as appropriate to support the current business as well as anticipated near term growth.

        It is anticipated that general and administrative expenses will continue to decline as a percentage of revenues as revenues continue to grow. Such expectation represents a forward-looking statement under the Private Securities Litigation Reform Act of 1995. Actual results could differ from such expectation as a result of a number of factors, including the extent to which we incur unanticipated expenses associated with revenue growth and the extent to which our customers present unanticipated credit problems.

        Sales and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with advertising and marketing programs, including expenses relating to our outside public relations firms.

        Sales and marketing expenses were $366,000, or 6% of revenues for the three months ended January 31, 2002 compared to $203,000, or 23% of revenues, for the same period last year. Included in sales and marketing expenses for 2002 is $240,000 attributable to Rapid Link operations. A majority of our revenues are generated by outside agents, or through newspaper and periodical advertising, which is managed by a small in-house sales and marketing organization. Since we have been successful in growing our revenue base while maintaining a small in-house sales organization, sales and marketing expenses have decreased as a percentage of revenues. We will continue to focus our sales and marketing efforts on newspaper and periodical advertising and agent related expenses to generate additional revenues.

        Depreciation and amortization expenses increased to $678,000 from $147,000 for the three months ended January 31, 2002 and 2001, respectively. The increase primarily relates to the depreciation and amortization of the assets of the business acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network, which requires the deployment of sophisticated routers and gateways strategically placed in our Points of Presence and vendor sights around the world.

        Interest expense and financing costs are primarily attributable to the amortization of deferred financing fees relating to our convertible notes and debentures. For the three months ended January 31, 2002, the amortization of deferred financing fees relating to our $1 million convertible debenture with Global Capital was $79,000. For the three months ended January 31, 2001, $316,000 of interest expense and financing fees are primarily attributable to amortization of deferred financing fees associated with our convertible notes which were converted to equity in March 2001, and the amortization of additional warrants issued in connection with the convertible notes.

        Settlements with two major carriers over charges in prior periods amounted to a total credit to the statements of operations of $1,700,000 for the three months ended January 31, 2001. Of this amount, $780,000 is the result of a settlement with Star Telecommunications ("Star"). Also included is $446,820 representing common stock received from Star in connection with our dispute settlement.

        As a result of the foregoing, we incurred a net loss $1,286,000, or $0.10 per share, for the three months ended January 31, 2002, compared with net income of $382,000 or $0.03 per share, for the three months ended January 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

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

        At January 31, 2002, we had cash and cash equivalents of approximately $1,062,000, an increase of $967,000 from the balance at October 31, 2001. As of January 31, 2002, we had a working capital deficit of approximately $5,952,000, compared to a working capital deficit of approximately $6,626,000 at October 31, 2001. As of January 31, 2002, our current assets of approximately $2,787,000 included net accounts receivable of approximately $1,526,000, which has increased as a result of the growth in our revenues and the acquisition of Rapid Link.

        Net cash used in operating activities was $841,000 for the three months ended January 31, 2002, compared to $256,000 for the three months ended January 31, 2001. The net cash used in operating activities for the period ended January 31, 2002 was primarily due to a net loss of $1,286,000 adjusted for: bad debt expense of $320,000; financing fees and amortization of debt discount of $183,000; depreciation and amortization of $678,000; and net changes in operating assets and liabilities of ($736,000). For the three months ended January 31, 2001, the net cash used in operating activities was comprised of net income of $382,000 adjusted for: depreciation and amortization of $149,000; stock and warrants issued for services of $259,000; financing fees and amortization of debt discount of $316,000;

marketable securities received in settlement of dispute of ($447,000) and net changes in operating assets and liabilities of $915,000.

        During the three months ended January 31, 2002, net cash provided by investing activities was $1,382,000, compared to net cash used in financing activities of $21,000 for the three months ended January 31, 2001. The net cash provided by investing activities for the three months ended January 31, 2002 is primarily attributable to a refund of a license fee previously paid on behalf of our German subsidiary of $1,425,000. Investing activities also include capital expenditures of $43,000 and $21,000 for the three months ending January 31, 2002 and January 31, 2001, respectively.

        Net cash provided by financing activities for the three months ended January 31, 2002, totaled $427,000, compared to net cash provided by financing activities of $295,000 for the three months ended January 31, 2001. For the three months ended January 31, 2002, significant components of net cash provided by financing activities include $457,000 in net proceeds from a convertible debenture offset by $88,000 in payment on capital leases. For the three months ended January 31, 2001, the significant components of net cash provided by financing activities include $300,000 received from a shareholder.

        We are subject to various risks in connection with the operation of our business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent us from competing successfully in the marketplace, and (vi) our lack of liquidity and our ability to raise additional capital. We have an accumulated deficit of approximately $37.2 million as of January 31, 2002, as well as a working capital deficit of approximately $6.0 million. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing. As of the date of this report:

  1)
  we obtained additional financing of $550,000 in January 2002.

  2)
  we have successfully negotiated payment terms on $1.5 million of our past due trade payables with two of our largest vendors, and we have agreed to remit equal monthly installments in excess of our normal monthly usage billing.

  3)
  our trade accounts payable and carrier costs include disputes with certain vendors over what we believe are improper charges primarily for termination of our domestic and international minutes. This amount is approximately $750,000 at January 31, 2002. We received approximately $1,400,000 of such credits in fiscal 2001.

  4)
  Our German subsidiary received a net $1 million refund for a license fee previously paid, which was used to pay down past due liabilities.

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

        Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the three months ended January 31, 2002 were $43,000 and we do not anticipate significant spending for the remainder of fiscal 2002.

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

        In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. The Notes mature October 24, 2003. The Notes are secured by all Company assets and are convertible into our common stock at the option of the holder at each of the six, twelve, eighteen and twenty-four month anniversary of the date of issuance of the note. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. In January 2002, an additional $102,433 was added to the Notes. An additional 102,433 warrants to acquire our common stock were issued at an exercise price of $0.40.

        On January 28, 2002, we executed a 6% convertible debenture (the "Second Debenture") with Global Capital Funding Group L.P, which provided financing of $550,000. The Second Debenture maturity date is January 28, 2003. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On January 28, 2002, we issued a 6% convertible debenture (the "Second Debenture") with Global Capital Funding Group L.P, which provided financing of $550,000. The Second Debenture maturity date is January 28, 2003. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. We also issued to the holder of the debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.40 per share, which expire on January 28, 2007.

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

DIAL THRU INTERNATIONAL CORPORATION
By:	/s/ ALLEN SCIARILLO Allen Sciarillo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated March 18, 2002

QuickLinks

FORM 10-Q
Item 1. FINANCIAL STATEMENTS
DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Unaudited)
DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES