Form 10-Q
period 2002-04-30
DIAL THRU INTERNATIONAL CORP
filed 2002-06-14
CIK 913659

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended April 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission file number 0-22636

DIAL THRU INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2461665 (I.R.S. Employer Identification No.)
17383 Sunset Boulevard,, Suite 350 Los Angeles, California (Address of principal executive offices)	90272 (Zip Code)

(310) 566-1700
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        No independent accountant has reviewed the financial statements included in this Form 10-Q because the registrant's independent accountant, Arthur Andersen LLP, was unable to perform the review. Please see additional information on Page 1.

        As of June 13, 2002, 14,748,142 shares of common stock, $.001 par value per share, were outstanding.

        No independent accountant has reviewed the financial statements included in this Form 10-Q because the Company's independent accountant, Arthur Andersen LLP, was unable to perform the review. Although the Company has not as yet formally dismissed Arthur Andersen LLP, we are in the process of interviewing alternate independent accounting firms which are able to review these financial statements. As soon as the Company decides on which independent accounting firm to use going-forward, the financial statement review will occur. We anticipate this review occurring within the next sixty days. Upon completion of the review, if there is a change in these financial statements, the Company will file an amended report on Form 10-Q containing the reviewed financial statements, a discussion of any material changes from the unreviewed financial statements and any other section of the Form 10-Q that is amended to reflect any changes in the financial statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2002	October 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$487,116	$94,985
Trade accounts receivable, net of allowance for doubtful accounts of $430,205 at January 31, 2002 and $228,729 at October 31, 2001	1,928,287	1,832,768
Prepaid expenses and other	431,903	43,612

Total current assets	2,847,306	1,971,365

PROPERTY AND EQUIPMENT, net	4,059,353	5,135,027
PROPERTY AND EQUIPMENT HELD FOR SALE	320,307	320,307
ADVERTISING CREDITS, net	2,376,678	2,376,678
OTHER ASSETS	200,839	78,762
GOODWILL AND OTHER INTANGIBLE ASSETS, net of amortization of $386,147 at April 30, 2002 and $291,202 at October 31, 2001	1,827,320	2,762,010

TOTAL ASSETS	$11,631,803	$12,644,149

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Convertible debenture, net of debt discount of $454,687 at April 30, 2002	$725,313	$—
Current portion of capital leases	332,830	385,787
Trade accounts payable	4,388,464	5,037,338
Accrued carrier costs	1,124,109	917,415
Accrued Iiabilities	2,577,077	1,416,159
Deferred revenue	817,147	738,576
Note payable to shareholder	—	102,443

Total current liabilities	9,964,940	8,597,718

CAPITAL LEASE, NET OF CURRENT	121,320	286,102
NOTES PAYABLE RELATED PARTY, net of debt discount of $634,936 at April 30, 2002 and $819,470 at October 31, 2001	1,413,465	1,126,488
CONVERTIBLE DEBENTURE, net of debt discount of $445,155 at October 31, 2001	—	554,845
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, 44,169,100 shares authorized; $.001 par value; 13,639,480 shares issued at April 30, 2002 and 12,119,090 at October 31, 2001	13,640	12,119
Additional paid-in capital	38,711,789	38,174,588
Accumulated deficit	(38,446,832)	(35,947,213)
Accumulated other comprehensive income	(74,569)	(88,548)
Treasury stock, 12,022 common shares at cost	(54,870)	(54,870)
Subscription receivable—common stock	(17,080)	(17,080)

Total shareholders' equity	132,078	2,078,996

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,631,803	$12,644,149

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	THREE MONTHS ENDED APRIL 30,		SIX MONTHS ENDED APRIL 30,
	2002	2001	2002	2001
REVENUES	$6,086,154	$903,639	$12,672,908	$1,794,258
COSTS AND EXPENSES
Cost of revenues	4,250,549	609,367	8,796,293	1,276,373
Sales & marketing	339,437	223,001	704,982	425,575
Non-cash sales and marketing expense	—	—	—	258,616
General & administrative	1,972,694	598,259	3,973,105	1,211,609
Depreciation and amortization	615,550	155,612	1,293,083	302,502

Total cost and expenses	7,178,230	1,586,239	14,767,463	3,474,675

Operating loss	(1,092,076)	(682,600)	(2,094,555)	(1,680,417)
OTHER INCOME (EXPENSES)
Interest and financing costs	(313,377)	(159,207)	(581,818)	(475,195)
Interest income (expense)	—	(12,730)	—	(15,514)
Other related to settlement of disputes	—	97,186	—	1,789,373
Foreign exchange	191,727	—	168,201	—
Write off of investment in marketable securities	—	(435,820)	—	(435,820)
Gain on sales of equipment	—	—	8,553	—

Total other income (expense)	(121,650)	(510,571)	(405,064)	862,844

NET LOSS	$(1,213,726)	$(1,193,171)	$(2,499,619)	$(817,573)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.09)	$(0.11)	$(0.19)	$(0.08)
SHARES USED IN THE CALCULATION OF PER SHARE AMOUNTS:
Basic common shares	13,506,173	10,571,756	13,111,620	10,230,024

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	SIX MONTHS ENDED APRIL 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,499,619)	$(817,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of fixed assets	(8,553)	—
Stock and warrants issued for services	13,750	258,616
Bad debt expense	413,797	—
Non-cash interest expense	422,600	475,195
Write off of investment in marketable securities	—	435,820
Depreciation and amortization	1,293,083	302,502
Other income related to settlement of dispute	—	(1,789,373)
(Increase) decrease in:
Trade accounts receivable	(509,316)	(11,949)
Prepaid expenses and other	(388,291)	28,341
Other assets	(122,076)	10,000
Increase (decrease) in:
Trade accounts payable	(1,178,370)	386,441
Accrued carrier costs	206,694	—
Accrued liabilities	1,160,918	(216,508)
Deferred revenue	78,571	29,815

Net cash used in operating activities	(1,116,812)	(908,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(142,719)	(21,215)
Refund of license fee	1,424,899	—

Net cash provided by (used in) investing activities	1,282,180	(21,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder note payable	—	599,577
Proceeds from convertible debentures	457,375	—
Proceeds from notes payable	—	1,000,000
Payments on shareholder note payable	—	(189,619)
Payments on capital leases	(217,739)	(23,178)
Proceeds from exercise of stock options	—	34,344
Effects of changes in foreign exchange rates	(12,873)	—

Net cash provided by financing activities	226,763	1,421,124

NET INCREASE (DECREASE) IN CASH	392,131	491,236
Cash and cash equivalents at beginning of period	94,985	73,867

Cash and cash equivalents at end of period	$487,116	$565,103

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible debenture to common stock	$370,000	$—
Warrants issued for debt	154,973	0
Cash paid for interest	11,174	0
Cash paid for taxes	6,681	0
Conversion of debt to equity	0	1,000,000
Additional shares issued as purchase consideration	0	1,031,200
Convertible debt issued with below market conversion feature	0	329,931

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION

AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The condensed consolidated financial statements of Dial Thru International Corporation and its subsidiaries included in this Form 10-Q are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and six month periods ended April 30, 2002 and 2001 have been included. Operating results for the three and six month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001.

        The Company is a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company now provides a variety of international and domestic communication services including international dial-thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its Voice over Internet Protocol ("VoIP") Network to effectively deliver these services to the end user.

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

        The Company is also introducing VoIP to a new segment of customers by delivering a high quality, reliable and scaleable solution that uniquely addresses the needs of the rapidly growing VoIP industry.

        The Company reviews its vendor bills on a monthly basis and periodically disputes amounts invoiced by its carriers. Prior to the second quarter of fiscal 2001, the Company recorded as trade accounts payable the entire amounts owed to its vendors, including amounts in dispute. Any disputes resolved and credited to the Company were recorded as other income at the time the credit was issued. The Company subsequently changed its policy to record cost of revenues excluding disputed amounts. The Company reviews its outstanding disputes on a quarterly basis as part of the overall review of its accrued carrier costs, and adjusts its liability based on management's estimate of amounts owed. At April 30, 2002, the Company had approximately $750,000 of disputes with certain vendors.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EARNINGS (LOSS) PER SHARE

        The shares issuable upon the exercise of stock options and warrants, and convertible debentures are excluded from the calculation of net earnings (loss) per share as their effect on net loss would be antidilutive.

REVENUE RECOGNITION AND COSTS OF REVENUES

        Revenues generated by international re-origination, dial-thru services and international wholesale termination are based on minutes of customer usage. The Company records payments received in advance as deferred revenue until such services are provided. This policy applies to all international re-origination, dial-thru services and wholesale revenues and is the primary source of the Company's revenue going forward.

NOTE 3—CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

        The Company has an outstanding receivable from a customer of $215,853, which is overdue by approximately six months and has been reserved in full as of April 30, 2002.

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

NOTE 5—ACQUISITIONS

Rapid Link, Inc. Acquisition

        On October 12, 2001, the Company completed the acquisition of certain assets and liabilities of Rapid Link, USA, Inc. ("Rapid Link USA") and 100% of the common stock of Rapid Link Telecommunications, GMBH ("Rapid Link Germany"), a German Company, from Rapid Link Inc. ("Rapid Link"). The results of the businesses acquired from Rapid Link have been included in operations of the Company in the consolidated financial statements from the date of acquisition. Rapid Link was a provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world. The aggregate purchase price was $2,116,481, including $1,450,000 in cash, common stock valued at $468,000, and an additional $198,481 in acquisition related costs. The value of the 600,000 common shares was determined based on the closing market price of DTI's common shares on October 12, 2001. The value of the common stock was guaranteed by DTI to be no less than $300,000 at the time of the effectiveness of the Registration of the shares. As of the effectiveness of the Registration Statement relating to the shares, the value of the common stock was $210,000. Dial Thru will either (i) issue additional shares to Rapid Link in excess of the 600,000 Shares; or (ii) pay to Rapid Link additional cash consideration, so that the minimum value of the consideration received is $300,000. Any additional consideration will not change the recorded value of Rapid Link. In accordance with SFAS No. 141 Business Combinations, the Company has allocated the purchase price to net assets acquired, resulting in negative goodwill. Therefore the Company has reduced the net book value of fixed assets by $1,345,630, the amount representing negative goodwill.

        The following unaudited pro-forma consolidated results of operations for the three and six months ended April 30, 2001 assume that the acquisition had occurred on November 1, 2000:

	Three months ended April 30, 2001	Six months ended April 30, 2001
	(Unaudited)	(Unaudited)
Revenues	$7,864,994	$19,054,695

Net loss	$(3,144,743)	$(3,982,530)

Net loss per common share	$(0.28)	$(0.37)

Weighted average common shares outstanding (basic and diluted)	11,081,756	10,762,400

NOTE 6—CONVERTIBLE DEBT

Convertible Debentures Issued to Accredited Investors

        On February 4, 2000, the Company executed non-interest bearing convertible note agreements (the "Notes") with nine accredited investors, which provided financing of $1,000,000. The notes were payable on the earlier of one year from the date of issuance or the Company's consummation of a debt or equity financing in excess of $5,000,000, and to be converted into common stock at a rate of $4.00 per share if the notes were not repaid within 90 days from the date of issuance. The Company recorded financing fees of approximately $117,000 in February 2000 related to the Notes for the difference in the conversion price of $4.00 and the market price of $4.47 on the date the Notes were approved by the Board of Directors.

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

Convertible Debentures with Global Capital Funding Group L.P.

        On April 11, 2001, the Company executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P, which provided financing of $1,000,000. The Debenture maturity date is April 11, 2003. The Debenture is secured by $320,307 of property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 80% of the average of the five (5) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. The Formula Conversion Price was adjusted downward to 70% in accordance with the terms of the Debenture as the Company's registration statement was not declared effective by the Securities and Exchange Commission on the date required by the Debenture. The Company has calculated the beneficial conversion feature embedded in the Debenture in accordance with EITF No. 00-27 and recorded approximately $497,000 as a deferred financing fee. This fee is being amortized over the two-year life of the Debenture. During the three and six months ended April 30, 2002, the Company recorded approximately $69,000 and $138,000, respectively, as interest expense. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. The Company recorded deferred financing fees of approximately $80,000 relating to the issuance of the warrants. This amount represents the relative fair value of the warrants in accordance with EITF No. 00-27, and the Company is amortizing the fees over the two year life of the Debenture. During the three and six months ended

April 30 2002, the Company has recorded interest expense of approximately $10,000 and $19,000, respectively, relating to the warrants.

        On January 28, 2002, the Company executed a 6% convertible debenture (the "Second Debenture") with Global Capital Funding Group L.P, which provided financing of $550,000. The Second Debenture maturity date is January 28, 2003. The Second Debenture is also secured by $320,307 of property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. In connection with the Second Debenture, the Company paid $92,625 as financing fees, which are being amortized over the one-year life of the Second Debenture using the Interest Method. The Company has calculated the beneficial conversion feature embedded in the Second Debenture in accordance with EITF No. 00-27 and recorded approximately $114,000 as a deferred financing fee. This fee is being amortized over the one-year life of the Second Debenture. During the three and six months ended April 30, 2002, the Company recorded approximately $28,000 and $29,000, respectively, as interest expense. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.40 per share, which expire on January 28, 2007. The Company recorded deferred financing fees of approximately $17,000 related to the issuance of the warrants. This amount represents the relative fair value of the warrants in accordance with EITF No. 00-27, and the Company is amortizing the fees over the one-year life of the Second Debenture. For the three and six months ended April 30, 2002, the Company has recorded interest expense of approximately $4,000 relating to the warrants.

NOTE 7—NOTES PAYABLE—RELATED PARTY

        In October 2001, the Company executed 10% convertible notes (the "Notes") with three executives of the Company, which provided financing of $1,945,958. The maturity date of each note is October 24, 2003. The Notes are secured by all Company assets. Each Note is convertible into the Company's common stock at the option of the holder at each of the six, twelve, eighteen and twenty-four month anniversary of the date of issuance of the note. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the Notes in accordance with EITF No. 00-27 and recorded debt discount of approximately $171,000 which will be amortized over two years. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001. The Company determined the additional debt discount by allocating the relative fair value to the Note and the warrants. The Company is amortizing the additional debt discount over the initial maturity of the Note of two years. For the three and six months ended April 30, 2002, the Company has recorded approximately $102,000 and $205,000, respectively, of interest expense. In January 2002, an additional $102,433 was added to the Notes. The Company also issued to the holders of the Notes warrants to acquire an additional 102,433 shares of common stock at an exercise price of $0.40, which expire on January 28, 2007. Additional debt discount of approximately $24,000 was recorded during the first quarter of fiscal 2002. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the remaining life of the Notes. For the three and six months ended April 30, 2002, the Company has recorded approximately $3,000 of interest expense relating to the warrants.

NOTE 8—SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

        During the six months ended April 30, 2002, the holder of the Company's Debenture converted $370,000 of debt into approximately 1,420,000 shares of the Company's common stock.

        For the six month period ended April 30, 2002, the Company issued 175,000 shares in connection with the exercise of options. The exercise price was paid with 100,000 shares of common stock, which were subsequently retired.

        In November 2001, the Company issued 25,000 shares of common stock at no cost for investor relations services.

NOTE 9—SETTLEMENT OF LEGAL/CARRIER DISPUTES

        During the quarter ended January 31, 2001, the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The Company also received 1,100,000 shares of common stock of Star Telecommunications that were recorded at fair value totaling $446,820. The Company has recorded the carrier usage credit and the fair value of the shares received as other income and expense in its first Quarter 2001 financial statements.

        In the quarter ended January 31, 2001 financial statements, the Company also recorded income of $465,000 in connection with the settlement of disputes with RSL Communications, Inc. ("RSL"). This amount was originally credited to the Company by RSL during the year ended October 31, 2000. Subsequently, the credit was rescinded and as the outcome was unclear no benefit was recorded during fiscal 2000. During the first quarter of 2001, RSL management acknowledged the credit. The vendor is in the process of liquidating its United States operations. Accordingly, the Company has applied the credit to amounts owed to the vendor and recorded the effect as income in other income and expense in its 2001 financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT

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

Revenue Recognition

        Our revenues are generated at the time a customer uses our network to make a phone call. We sell our services to small to medium sized businesses and end-users who utilize our network for international re-origination and dial-thru services, and to other providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times we receive payment from our customers in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made. The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

RESULTS OF OPERATIONS—Three months ended April 30, 2002 compared to the three months ended April 30, 2001

REVENUES

        Our primary source of revenue is the sale of voice and fax traffic internationally over our VoIP network, which is measured in minutes, primarily to small and medium sized enterprises ("SME's"). We charge our customers a fee per minute of usage that are dependent on the destination of the call and is recognized in the period in which the call is completed.

        For the three months ended April 30, 2002, we had revenues of $6,086,000, an increase of $5,182,000, or 573%, over the same period in 2001. Revenues for the three months ended April 30, 2002 include $5,191,000 resulting from the purchase of Rapid Link. For the three months ended April 30, 2002, 57% and 43% of our revenues were derived from our retail and wholesale customers, respectively, compared to 78% and 22%, respectively, for the three months ended April 30, 2001. The overall growth in revenues and the increase in our wholesale revenues is attributable to the acquisition of Rapid Link, as well as a growth in our customer base and the minutes carried across our network.

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

        For the three months ended April 30, 2002, we had total direct costs of revenues of $4,251,000, an increase of $3,642,000, or 598%, over the same period in 2001. Costs of revenues have increased due to the growth in minutes and customers as well as the increased revenue and traffic acquired from Rapid Link. As a percentage of revenues, costs of revenues were 70% of revenues for the three months ended April 30, 2002 compared to 67% of revenues for the three months ended April 30, 2001. Our costs of revenues as a percentage of revenues has increased as a higher percentage of our traffic is attributable to our wholesale business. We continue to focus our efforts on increasing both our retail and wholesale revenues, and anticipate that our margin will fluctuate quarterly depending on the traffic mix.

        General and administrative expenses include salaries, payroll taxes, benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, information technology and human resources.

        General and administrative expenses were $1,973,000 and $598,000 for the three months ended April 30, 2002 and April 30, 2001, respectively. This increase of $1,375,000, or 230% includes $1,072,000 attributable to Rapid Link operations. As a percentage of revenues, general and administrative expenses were 32% and 66% of revenues for the three months ended April 30, 2002 and 2001, respectively. Included in general and administrative expenses is bad debt expense of $94,000 and $0 for the three months ended April 30, 2002 and 2001, respectively. We review our general and administrative expenses regularly, and continue to reduce costs as appropriate to support the current business as well as anticipated near term growth.

        Sales and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with advertising and marketing programs, including expenses relating to our outside public relations firms.

        Sales and marketing expenses were $339,000, or 6% of revenues for the three months ended April 30, 2002 compared to $223,000, or 25% of revenues, for the same period last year. Included in sales and marketing expenses for 2002 is $259,000 attributable to Rapid Link operations. A majority of our revenues are generated by outside agents, or through newspaper and periodical advertising, which is managed by a small in-house sales and marketing organization. Since we have been successful in growing our revenue base while maintaining a small in-house sales organization, sales and marketing expenses have decreased as a percentage of revenues. We will continue to focus our sales and marketing efforts on newspaper and periodical advertising and agent related expenses to generate additional revenues.

        Depreciation and amortization expenses increased to $616,000 from $156,000 for the three months ended April 30, 2002 and 2001, respectively. The increase primarily relates to the depreciation and amortization of the assets of the business acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network, which requires the deployment of sophisticated routers and gateways strategically placed in our Points of Presence and vendor sights around the world.

        Interest expense and financing costs are primarily attributable to the amortization of deferred financing fees relating to our various debt instruments. For the three months ended April 30, 2002, the amortization of deferred financing fees relating to our convertible debentures with Global Capital and our related party note payable was $313,000. For the three months ended April 30, 2001, $159,000 of interest expense and financing fees were primarily attributable to the fair value of warrants issued to the holder of the Company's Convertible Notes which were fully vested at the time of issuance.

        During the quarter ended April 30, 2001, the Company recorded a charge of $435,000 in connection with the decline in fair value of marketable securities previously recorded in a settlement transaction with Star Telecommunications.

        As a result of the foregoing, we incurred a net loss of $1,214,000, or $0.09 per share, for the three months ended April 30, 2002, compared with a net loss of $1,193,000 or $0.11 per share, for the three months ended April 30, 2001.

RESULTS OF OPERATIONS—Six months ended April 30, 2002 compared to the six months ended April 30, 2001

REVENUES

        For the six months ended April 30, 2002, we had revenues of $12,673,000, an increase of $10,879,000, or 606%, over the same period in 2001. Revenues for the six months ended April 30, 2002 include $10,185,000 resulting from the purchase of Rapid Link. For the six months ended April 30, 2002, 61% and 39% of our revenues were derived from our retail and wholesale customers, respectively, compared to 76% and 24%, respectively, for the six months ended April 30, 2001. The overall growth in revenues and the increase in wholesale revenues is attributable to the acquisition of Rapid Link, as well as a growth in our customer base and the minutes carried across our network.

OPERATING EXPENSES

        For the six months ended April 30, 2002, we had total direct costs of revenues of $8,796,000, an increase of $7,520,000, or 589%, over the same period in 2001. Costs of revenues have increased due to the growth in minutes and customers as well as the increased revenue and traffic acquired from Rapid Link. As a percentage of revenues, costs of revenue were 69% of revenues for the six months ended April 30, 2002 compared to 71% of revenues for the six months ended April 30, 2001. Although there is a higher percentage of lower margin wholesale traffic for the six months ended April 30, 2002 compared to April 30, 2001, the margin increase from the retail customer base acquired from Rapid Link has offset the increased wholesale traffic, resulting in an overall reduction in our cost of revenues as a percentage of revenues. This percentage will fluctuate quarterly depending on the mix of traffic going forward.

        General and administrative expenses were $3,973,000 and $1,212,000 for the six months ended April 30, 2002 and April 30, 2001, respectively. This increase of $2,761,000, or 228% includes $2,149,000 attributable to Rapid Link operations. As a percentage of revenues, general and administrative expenses were 31% and 68% of revenues for the six months ended April 30, 2002 and 2001, respectively. Included in general and administrative expenses is bad debt expense of $414,000    and $0 for the six months ended April 30, 2002 and 2001, respectively. For the six months ended April 30, 2002, the bad debt expense is primarily attributable to non-payment from one wholesale customer. We review our general and administrative expenses regularly, and continue to reduce costs as appropriate to support the current business as well as anticipated near term growth.

        Sales and marketing expenses were $705,000, or 6% of revenues for the six months ended April 30, 2002 compared to $426,000, or 24% of revenues, for the same period last year. Included in sales and marketing expenses for 2002 is $499,000 attributable to Rapid Link operations. A majority of our revenues are generated by outside agents, or through newspaper and periodical advertising, which is managed by a small in-house sales and marketing organization. Since we have been successful in growing our revenue base while maintaining a small in-house sales organization, sales and marketing expenses have decreased as a percentage of revenues. We will continue to focus our sales and marketing efforts on newspaper and periodical advertising and agent related expenses to generate additional revenues.

        Depreciation and amortization expenses increased to $1,293,000 from $303,000 for the six months ended April 30, 2002 and 2001, respectively. The increase primarily relates to the depreciation and amortization of the assets of the business acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network, which requires the deployment of sophisticated routers and gateways strategically placed in our Points of Presence and vendor sights around the world.

        Interest expense and financing costs are primarily attributable to the amortization of deferred financing fees relating to our various debt instruments. For the six months ended April 30, 2002, the amortization of deferred financing fees relating to our convertible debentures with Global Capital and our related party note payable was $582,000. For the six months ended April 30, 2001, $475,000 of interest expense and financing fees were primarily attributable to amortization of deferred financing fees associated with our convertible notes which were converted to equity in March 2001, and the fair value of additional warrants issued to the holders of the notes which were fully vested at the time of issuance.

        Settlements with two major carriers over charges in prior periods amounted to a total credit to the statements of operations of $1,700,000 for the six months ended April 30, 2001. Of this amount, $780,000 is the result of a settlement with Star Telecommunications ("Star"). Also included is $446,820 representing common stock received from Star in connection with our dispute settlement. During the six months ended April 30, 2001, the Company recorded a charge of $435,000 in connection with the decline in fair value of the marketable securities previously recorded in the settlement transaction with Star Telecommunications.

        As a result of the foregoing, we incurred a net loss $2,500,000, or $0.19 per share, for the six months ended April 30, 2002, compared with a net loss of $818,000 or $0.08 per share, for the six months ended April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The growth model for our business is scaleable, but the rate of growth is dependent on the availability of future financing for capital resources. Our funding of additional infrastructure development will be provided through the operations of our Telecommunications Business and externally through debt and/or equity offerings. We plan to obtain vendor financing for any equipment needs associated with expansion. We believe that, with sufficient capital, we can significantly accelerate our growth plan. Our failure to obtain additional financing could delay the implementation of our business plan and have a material adverse effect on our business, financial condition and operating results.

        At April 30, 2002, we had cash and cash equivalents of approximately $487,000, an increase of $392,000 from the balance at October 31, 2001. As of April 30, 2002, we had a working capital deficit of approximately $7,118,000, compared to a working capital deficit of approximately $6,626,000 at October 31, 2001. As of April 30, 2002, our current assets of approximately $2,847,000 included net accounts receivable of approximately $1,928,000, which has increased slightly over the balance of $1,833,000 at October 31, 2001 as a result of revenue growth.

        Net cash used in operating activities was $1,117,000 for the six months ended April 30, 2002, compared to $909,000 for the six months ended April 30, 2001. The net cash used in operating activities for the six months ended April 30, 2002 was primarily due to a net loss of $2,500,000 adjusted for: bad debt expense of $414,000; non-cash interest expense of $423,000; depreciation and amortization of $1,293,000; and net changes in operating assets and liabilities of ($752,000). For the six months ended April 30, 2001, the net cash used in operating activities was comprised of a net loss of $818,000 adjusted for: depreciation and amortization of $303,000; stock and warrants issued for services of $259,000; non-cash interest expense of $475,000; marketable securities and vendor credits received in settlement of disputes of ($1,789,373); write off of marketable securities received in settlement of disputes of $436,000 and net changes in operating assets and liabilities of $226,000.

        During the six months ended April 30, 2002, net cash provided by investing activities was $1,282,000, compared to net cash used in financing activities of $21,000 for the six months ended April 30, 2001. The net cash provided by investing activities for the six months ended April 30, 2002 is primarily attributable to a refund of a license fee previously paid on behalf of our German subsidiary of $1,425,000. Investing activities also include capital expenditures of $143,000 and $21,000 for the six months ending April 30, 2002 and April 30, 2001, respectively.

        Net cash provided by financing activities for the six months ended April 30, 2002, totaled $227,000, compared to net cash provided by financing activities of $1,421,000 for the six months ended April 30, 2001. For the six months ended April 30, 2002, significant components of net cash provided by financing activities include $457,000 in net proceeds from a convertible debenture offset by $218,000 in payment on capital leases. For the six months ended April 30, 2001, the significant components of net cash provided by financing activities include $1,000,000 in proceeds from the issuance of our Convertible Debentures, and net proceeds from shareholder of $410,000.

        We are subject to various risks in connection with the operation of our business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent us from competing successfully in the marketplace, and (vi) our lack of liquidity and our ability to raise additional capital. We have an accumulated deficit of approximately $38.4 million as of April 30, 2002, as well as a working capital deficit of approximately $7.0 million. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing. As of the date of this report:

  1)
  we obtained additional financing of $550,000 in January 2002. We are currently in negotiations to obtain an additional $500,000 in financing.

  2)
  we have successfully negotiated payment terms on $1.5 million of our past due trade payables with two of our largest vendors, and we have agreed to remit equal monthly installments in excess of our normal monthly usage billing.

  3)
  our trade accounts payable and carrier costs include disputes with certain vendors over what we believe are improper charges primarily for termination of our domestic and international minutes. This amount is approximately $750,000 at April 30, 2002. We received approximately $1,400,000 of such credits in fiscal 2001.

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

        It is anticipated that general and administrative expenses will continue to increase in absolute dollars, but decline as a percentage of revenues as revenues grow.

        Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the six months ended April 30, 2002 were $143,000 and we do not anticipate significant spending for the remainder of fiscal 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We provide services primarily to customers located outside of the U.S. Thus, our financial results could be impacted by foreign currency exchange rates and market conditions abroad. However, the aggregate impact of any likely exchange rate fluctuations would be immaterial as most of our services are paid for in U.S. dollars. A strong dollar could make the cost of our services more expensive than the services of non-U.S. based providers in foreign markets. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.

PART II. OTHER INFORMATION

        The information in Items 1 through 9 are not applicable to the Company and are, therefore, not included.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIAL THRU INTERNATIONAL CORPORATION
By:	/s/ ALLEN SCIARILLO Allen Sciarillo Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated June 14, 2002

QuickLinks

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
SIGNATURES