Form 10-Q/A
period 2002-04-30
DIAL THRU INTERNATIONAL CORP
filed 2002-09-16
CIK 913659

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Period Ended April 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-22636

DIAL THRU INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2461665 (I.R.S. Employer Identification No.)
17383 Sunset Boulevard, Suite 350 Los Angeles, California (Address of principal executive offices)	90272 (Zip Code)

(310) 566-1700
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of June 14, 2002, 14,736,120 shares of common stock, $.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30, 2002	October 31, 2001
	(unaudited) (restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$487,116	$94,985
Trade accounts receivable, net of allowance for doubtful accounts of $430,205 at April 30, 2002 and $228,729 at October 31, 2001	1,928,287	1,832,768
Prepaid expenses and other	194,762	43,612
Deferred financing fees, net	68,898	—

Total current assets	2,679,063	1,971,365

PROPERTY AND EQUIPMENT, net	4,059,353	5,135,027
PROPERTY AND EQUIPMENT HELD FOR SALE	320,307	320,307
ADVERTISING CREDITS, net	2,376,678	2,376,678
OTHER ASSETS	200,839	78,762
INTANGIBLE ASSETS, net	30,403	965,093
GOODWILL, net	1,796,917	1,796,917

TOTAL ASSETS	$11,463,560	$12,644,149

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Convertible debenture, net of debt discount of $385,789 at April 30, 2002	$794,211	$—
Current portion of capital leases	332,830	385,787
Trade accounts payable	4,388,464	4,973,338
Accrued carrier costs	954,974	917,415
Accrued liabilities	2,577,077	1,416,159
Deferred revenue	362,550	346,294
Deposits and other payables	454,597	456,282
Note payable to shareholder	—	102,443

Total current liabilities	9,864,703	8,597,718

CAPITAL LEASES, net of current portion	121,320	286,102
NOTES PAYABLE RELATED PARTY, net of debt discount of $634,936 at April 30, 2002 and $819,470 at October 31, 2001	1,413,465	1,126,488
CONVERTIBLE DEBENTURE, net of debt discount of $445,155 at October 31, 2001	—	554,845
SHAREHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 44,169,100 shares authorized; 13,639,480 shares issued at April 30, 2002 and 12,119,090 at October 31, 2001	13,640	12,119
Additional paid-in capital	38,711,789	38,174,588
Accumulated deficit	(38,472,920)	(35,947,213)
Accumulated other comprehensive income	(116,487)	(88,548)
Treasury stock, 12,022 common shares at cost	(54,870)	(54,870)
Subscription receivable—common stock	(17,080)	(17,080)

Total shareholders' (deficit) equity	64,072	2,078,996

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$11,463,560	$12,644,149

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2002	2001	2002	2001
	(restated)		(restated)
REVENUES	$6,086,154	$903,639	$12,672,908	$1,794,258
COSTS AND EXPENSES
Costs of revenues	4,081,414	609,367	8,627,158	1,276,373
Sales and marketing	339,437	223,001	704,982	425,575
Non-cash sales and marketing expense	—	—	—	258,616
General and administrative	1,972,694	598,259	3,973,105	1,211,609
Depreciation and amortization	615,550	155,612	1,293,083	302,502

Total costs and expenses	7,009,095	1,586,239	14,598,328	3,474,675

Operating loss	(922,941)	(682,600)	(1,925,420)	(1,680,417)
OTHER INCOME (EXPENSE)
Interest expense and financing costs	(313,377)	(171,937)	(581,818)	(490,709)
Other income related to settlement of disputes	—	97,186	—	1,789,373
Foreign exchange	(3,496)	—	(27,022)	—
Write off of investment in marketable securities	—	(435,820)	—	(435,820)
Gain on sales of equipment	—	—	8,553	—

Total other income (expense)	(316,873)	(510,571)	(600,287)	862,844

NET LOSS	$(1,239,814)	$(1,193,171)	$(2,525,707)	$(817,573)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.09)	$(0.11)	$(0.19)	$(0.08)

SHARES USED IN THE CALCULATION OF PER SHARE AMOUNTS:
Basic common shares	13,506,173	10,571,756	13,111,620	10,230,024

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended April 30,
	2002	2001
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,525,707)	$(817,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of fixed assets	(8,553)	—
Stock and warrants issued for services	13,750	258,616
Bad debt expense	413,797	—
Non-cash interest expense	422,600	475,195
Write off of investment in marketable securities	—	435,820
Depreciation and amortization	1,293,083	302,502
Other income related to settlement of dispute	—	(1,789,373)
(Increase) decrease in:
Trade accounts receivable	(509,316)	(11,949)
Prepaid expenses and other	(151,150)	28,341
Effects of changes in foreign exchange rates	(27,939)	—
Other assets	(122,076)	10,000
Increase (decrease) in:
Trade accounts payable	(1,114,370)	332,441
Accrued carrier costs	37,559	—
Accrued liabilities	1,160,918	(216,508)
Deferred revenue	16,256	29,815
Deposits and other payables	(1,685)	54,000

Net cash used in operating activities	(1,102,833)	(908,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(169,571)	(21,215)
Refund of license fee	1,424,899	—

Net cash provided by (used in) investing activities	1,255,328	(21,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	—	599,577
Proceeds from convertible debentures	550,000	1,000,000
Payments on shareholder note payable	—	(189,619)
Payments on capital leases	(217,739)	(23,178)
Deferred financing fees	(92,625)	—
Proceeds from exercise of stock options	—	34,344

Net cash provided by financing activities	239,636	1,421,124

NET INCREASE IN CASH AND CASH EQUIVALENTS	392,131	491,236
Cash and cash equivalents at beginning of period	94,985	73,867

Cash and cash equivalents at end of period	$487,116	$565,103

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible debenture to common stock	$370,000	$—
Warrants issued for debt	154,973	—
Exercise of stock options in exchange for retirement of 100,000 common shares	70,000	—
Conversion of debt to equity	—	1,000,000
Additional shares issued as purchase consideration	—	1,031,200
Convertible debt issued with below market conversion feature	—	329,931

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION
AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The consolidated financial statements of Dial Thru International Corporation and its subsidiaries, "DTI" or "the Company", included in this Form 10-Q are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and six month periods ended April 30, 2002 and 2001 have been included. Operating results for the three and six month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001.

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

NOTE 2—GOING CONCERN

        The Company has an accumulated deficit of approximately $38.5 million as of April 30, 2002, as well as a working capital deficit of approximately $7.2 million. Funding of the Company's working capital deficit, current and future operating losses, and expansion will require continuing capital investment. The Company's strategy is to fund these cash requirements through operations, debt facilities and additional equity financing. As of the date of this report:

  1)
  the Company has obtained additional financing of $500,000 in January 2002. The Company is currently in negotiations to obtain an additional $500,000 in financing.

  2)
  the Company has successfully negotiated payment terms on $1.5 million of its past due trade payables with two of its largest vendors, and the Company has agreed to remit equal monthly installments in excess of its normal monthly usage billing.

  3)
  the Company's trade accounts payable and carrier costs include disputes with certain vendors over what the Company believes are improper charges primarily for termination of its domestic and international minutes. This amount is approximately $750,000 at April 30, 2002. The Company received approximately $1,400,000 of such credits in fiscal 2001.

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

NOTE 3—ADVERTISING CREDITS

        On September 8, 2000, the Company issued 914,285 shares (which are fully vested and nonforfeitable) of the Company's common stock in exchange for $3.2 million face value of advertising credits. These credits were issued by Millenium Media Ltd. and Affluent Media Network, national advertising agencies and media placement brokers. The Company recorded the advertising credits on the date the shares were issued, September 8, 2000, using the Company's quoted common stock price of $3.3125, totaling $3,028,569. Through October 31, 2001 the Company has recorded an impairment charge of $575,542 to reduce the credits to their estimated fair value, and sold a portion of the credits for cash, reducing the balance by an additional $76,349. The estimated fair value was established at the end of fiscal 2000 using a discount of 25% off the face value, which was based on management's estimate of the dollar value of the credits to be used in settling various outstanding trade obligations. Such credits can be used by the Company to place electronic media and periodical advertisements. The primary use for the media credits is to advertise products and services domestically. As the Company's focus to date has been on foreign traffic, the Company has not utilized any of the media credits. The Company is currently developing domestic products and services and management intends to utilize the media credits to advertise these new services. There is no contractual expiration date for these trade credits and there are no limitations relating to the use of these credits.

NOTE 4—CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

        At January 31, 2002, the Company had an outstanding receivable from a customer of $215,853, which was overdue by approximately six months and was reserved in full. This receivable was subsequently written off.

        The Company provided wholesale services to a single customer who accounted for 16% and 19% of the overall revenue of the Company for the three and six months ended April 30, 2002.

NOTE 5—RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company implemented the provisions of SFAS No. 142 on November 1, 2001. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. The adoption of this standard has reduced amortization expense for the three and six months ended April 30, 2002 by approximately $55,000 and $110,000, respectively, and improved loss per share by $0 and $0.01, respectively.

        In July 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long- Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The adoption of this standard will not have a material impact on the Company's results of operations or financial position.

NOTE 6—ACQUISITIONS

Rapid Link, Inc. Acquisition

        On October 12, 2001, the Company completed the acquisition of certain assets and liabilities of Rapid Link, USA, Inc. ("Rapid Link USA") and 100% of the common stock of Rapid Link Telecommunications, GMBH ("Rapid Link Germany"), a German Company, from Rapid Link Inc. ("Rapid Link"). The results of the businesses acquired from Rapid Link have been included in operations of the Company in the consolidated financial statements from the date of acquisition. Rapid Link was a provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world. The aggregate purchase price was $2,116,481, including $1,450,000 in cash, common stock valued at $468,000, and an additional $198,481 in acquisition related costs. The value of the 600,000 common shares was determined based on the closing market price of DTI's common shares on October 12, 2001. The value of the common stock was guaranteed by DTI to be no less than $300,000 at the time of the effectiveness of the Registration of the shares. As of the effectiveness of the Registration Statement relating to the shares, completed on March 28, 2002, the value of the common stock was $210,000. Dial Thru will either (i) issue additional shares to Rapid Link in excess of the 600,000 Shares; or (ii) pay to Rapid Link additional cash consideration, so that the minimum value of the consideration received is $300,000. Any additional consideration will not change the recorded value of Rapid Link, however, in accordance with SFAS No. 141 Business Combinations, the Company has allocated the purchase price to net assets acquired, resulting in negative goodwill. Therefore the Company has reduced the net book value of fixed assets by $1,345,630, the amount representing negative goodwill.

        The following unaudited pro-forma consolidated results of operations for the three and six months ended April 30, 2001 assume that the acquisition had occurred on November 1, 2000:

	Three months ended April 30, 2001	Six months ended April 30, 2001
	(Unaudited)	(Unaudited)
Revenues	$7,864,994	$19,054,695

Net loss	$(3,255,355)	$(4,093,142)

Net loss per common share	$(0.29)	$(0.29)

Weighted average common shares outstanding (basic and diluted)	11,171,756	10,830,024

NOTE 7—CONVERTIBLE DEBT

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

NOTE 8—NOTES PAYABLE—RELATED PARTY

        In October 2001, the Company executed 10% convertible notes (the "Notes") with three executives of the Company, which provided financing of $1,945,958. The maturity date of each note is October 24, 2003. The Notes are secured by all Company assets. Each Note is convertible into the Company's common stock at the option of the holder at each of the six, twelve, eighteen and twenty-four month anniversary of the date of issuance of the note. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the Notes in accordance with EITF No. 00-27 and recorded debt discount of approximately $171,000 which will be amortized over two years. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001. The Company determined the additional debt discount by allocating the relative fair value to the Note and the warrants. The Company is amortizing the additional debt discount over the initial maturity of the Note of two years. For the three and six months ended April 30, 2002, the Company has recorded approximately $102,000 and $205,000, respectively, of interest expense. In January 2002, an additional $102,433 was added to the Notes, representing incremental monies loaned by a shareholder. The Company also issued to the holder of the Notes warrants to acquire an additional 102,433 shares of common stock at an exercise price of $0.40, which expire on January 28, 2007. Additional debt discount of approximately $24,000 was recorded during the first quarter of fiscal 2002. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the remaining life of the Notes. For the three and six months ended April 30, 2002, the Company has recorded approximately $3,000 of interest expense relating to the warrants.

NOTE 9—SHAREHOLDERS' EQUITY

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

        In November 2001, the Company issued 25,000 shares of common stock for investor relations services and were recorded at the stock's fair market value.

NOTE 10—SETTLEMENT OF LEGAL/CARRIER DISPUTES

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

NOTE 11—RECLASSIFICATIONS

        Certain reclassifications were made to the 2002 and 2001 consolidated financial statements to conform to current year presentation.

NOTE 12—RESTATEMENTS

        The Company is restating its Form 10-Q for the quarter ended April 30, 2002 to record a reclassification of $195,000 from foreign exchange on the statement of operations to accumulated other comprehensive income in shareholders' (deficit) equity. This adjustment relates to the effects of a change in foreign currency for a long term receivable from the Company's Germany subsidiary. It was determined that payment of the receivable from the German subsidiary was not expected in the ordinary course of business, and therefore any foreign currency fluctuations should be recorded as part of shareholders (deficit) equity. In addition, the Company reduced cost of revenues approximately $170,000 to record credits received from its vendors. The Company also reclassified $237,000 from prepaid expenses and other assets to accumulated other comprehensive income in shareholders' (deficit) equity. These restatements had the effect of reducing current assets by $237,000, reducing current liabilities by $170,000, decreasing accumulated other comprehensive income by $42,000, and increasing net loss and accumulated deficit by $25,000.

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

Goodwill, Intangible and Other Long-Lived Assets

        Property, plant and equipment, certain intangible and other long-lived assets are amortized over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Goodwill is assessed for impairment at least annually and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED APRIL 30, 2002 COMPARED TO THE THREE MONTHS ENDED APRIL 30, 2001

REVENUES

        Our primary source of revenue is the sale of voice and fax traffic internationally over our VoIP network, which is measured in minutes, primarily to small and medium sized enterprises. We charge our customers a fee per minute of usage that are dependent on the destination of the call and is recognized in the period in which the call is completed.

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

        For the three months ended April 30, 2002, we had total direct costs of revenues of $4,081,000, an increase of $3,472,000, or 569%, over the same period in 2001. Costs of revenues have increased in absolute dollars due to the growth in minutes and customers as well as the increased revenue and traffic acquired from Rapid Link. As a percentage of revenues, costs of revenues were 67% of revenues for the three months ended April 30, 2002 compared to 67% of revenues for the three months ended April 30, 2001. Although there is a higher percentage of lower margin wholesale traffic for the three months ended April 30, 2002 compared to April 30, 2001, the margin increase from the retail customer base acquired from Rapid Link has offset the increased wholesale traffic, allowing us to maintain our cost of revenue percentage for the two comparable periods. We continue to focus our efforts on increasing both our retail and wholesale revenues, and anticipate that our margin will fluctuate quarterly depending on the traffic mix.

        General and administrative expenses include salaries, payroll taxes, benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, information technology and human resources.

        General and administrative expenses were $1,973,000 and $598,000 for the three months ended April 30, 2002 and 2001, respectively. This increase of $1,375,000, or 230% includes $1,072,000 attributable to Rapid Link operations. As a percentage of revenues, general and administrative expenses were 32% and 66% of revenues for the three months ended April 30, 2002 and 2001, respectively. Included in general and administrative expenses is bad debt expense of $94,000 and $0 for the three months ended April 30, 2002 and 2001, respectively. We review our general and administrative expenses regularly, and continue to reduce costs as appropriate to support the current business as well as anticipated near term growth.

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

        As a result of the foregoing, we incurred a net loss of $1,240,000, or $0.09 per share, for the three months ended April 30, 2002, compared with a net loss of $1,193,000 or $0.11 per share, for the three months ended April 30, 2001.

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

OPERATING EXPENSES

        For the six months ended April 30, 2002, we had total direct costs of revenues of $8,627,000, an increase of $7,351,000, or 576%, over the same period in 2001. Costs of revenues have increased due to the growth in minutes and customers as well as the increased revenue and traffic acquired from Rapid Link. As a percentage of revenues, costs of revenue were 68% of revenues for the six months ended April 30, 2002 compared to 71% of revenues for the six months ended April 30, 2001. Although there is a higher percentage of lower margin wholesale traffic for the six months ended April 30, 2002 compared to April 30, 2001, the margin increase from the retail customer base acquired from Rapid Link has offset the increased wholesale traffic, resulting in an overall reduction in our cost of revenues as a percentage of revenues. This percentage will fluctuate quarterly depending on the mix of traffic going forward.

        General and administrative expenses were $3,973,000 and $1,212,000 for the six months ended April 30, 2002 and 2001, respectively. This increase of $2,761,000, or 228% includes $2,149,000 attributable to Rapid Link operations. As a percentage of revenues, general and administrative expenses were 31% and 68% of revenues for the six months ended April 30, 2002 and 2001, respectively. Included in general and administrative expenses is bad debt expense of $414,000    and $0 for the six months ended April 30, 2002 and 2001, respectively. For the six months ended April 30, 2002, the bad debt expense is primarily attributable to non-payment from one wholesale customer. We review our general and administrative expenses regularly, and continue to reduce costs as appropriate to support the current business as well as anticipated near term growth.

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

        Settlements with two major carriers over charges in prior periods amounted to a total credit to the statements of operations of $1,700,000 for the six months ended April 30, 2001. Of this amount, $780,000 is the result of a settlement with Star Telecommunications ("Star"). Also included is $447,000 representing common stock received from Star in connection with our dispute settlement. During the six months ended April 30, 2001, the Company recorded a charge of $435,000 in connection with the decline in fair value of the marketable securities previously recorded in the settlement transaction with Star Telecommunications.

        As a result of the foregoing, we incurred a net loss $2,526,000, or $0.19 per share, for the six months ended April 30, 2002, compared with a net loss of $818,000 or $0.08 per share, for the six months ended April 30, 2001.

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

        At April 30, 2002, we had cash and cash equivalents of approximately $487,000, an increase of $392,000 from the balance at October 31, 2001. As of April 30, 2002, we had a working capital deficit of approximately $7,186,000, compared to a working capital deficit of approximately $6,626,000 at October 31, 2001. As of April 30, 2002, our current assets of approximately $2,679,000 included net accounts receivable of approximately $1,928,000, which has increased slightly over the balance of $1,833,000 at October 31, 2001 as a result of revenue growth.

        Net cash used in operating activities was $1,103,000 for the six months ended April 30, 2002, compared to $909,000 for the six months ended April 30, 2001. The net cash used in operating activities for the six months ended April 30, 2002 was primarily due to a net loss of $2,526,000 adjusted for: bad debt expense of $414,000; non-cash interest expense of $423,000; depreciation and amortization of $1,293,000; and net changes in operating assets and liabilities of ($712,000). For the six months ended April 30, 2001, the net cash used in operating activities was comprised of a net loss of $818,000 adjusted for: depreciation and amortization of $303,000; stock and warrants issued for services of $259,000; non-cash interest expense of $475,000; marketable securities and vendor credits received in settlement of disputes of ($1,789,000); write off of marketable securities received in settlement of disputes of $436,000 and net changes in operating assets and liabilities of $226,000.

        During the six months ended April 30, 2002, net cash provided by investing activities was $1,255,000, compared to net cash used in financing activities of $21,000 for the six months ended April 30, 2001. The net cash provided by investing activities for the six months ended April 30, 2002 is primarily attributable to a refund of a license fee previously paid on behalf of our German subsidiary of $1,425,000. Investing activities also include capital expenditures of $170,000 and $21,000 for the six months ending April 30, 2002 and April 30, 2001, respectively.

        Net cash provided by financing activities for the six months ended April 30, 2002, totaled $240,000, compared to net cash provided by financing activities of $1,421,000 for the six months ended April 30, 2001. For the six months ended April 30, 2002, significant components of net cash provided by financing activities include $550,000 in net proceeds from a convertible debenture offset by $218,000 in payment on capital leases and $93,000 of deferred financing fees. For the six months ended April 30, 2001, the significant components of net cash provided by financing activities include $1,000,000 in proceeds from the issuance of our Convertible Debentures, and net proceeds from shareholder of $410,000.

        We are subject to various risks in connection with the operation of our business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent us from competing successfully in the marketplace, and (vi) our lack of liquidity and our ability to raise additional capital. We have an accumulated deficit of approximately $38.5 million as of April 30, 2002, as well as a working capital deficit of approximately $7.2 million. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing. As of the date of this report:

  1)
  we obtained additional financing of $500,000 in January 2002. We are currently in negotiations to obtain an additional $500,000 in financing.

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

        Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the six months ended April 30, 2002 were $170,000 and we do not anticipate significant spending for the remainder of fiscal 2002.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  99.1
  Certification of the Chief Executive Officer, dated September 16, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  99.2
  Certification of the Chief Financial Officer, dated September 16, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  (b)
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

Dated September 16, 2002

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 302 of The Sarbanes-Oxley Act of 2002

        I, John Jenkins, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Dial Thru International Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

	By:	/s/ JOHN JENKINS John Jenkins Chairman, Chief Executive Officer and President

Dated September 16, 2002

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to
Section 302 of The Sarbanes-Oxley Act of 2002

        I, Allen Sciarillo, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Dial Thru International Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

	By:	/s/ ALLEN SCIARILLO Allen Sciarillo Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

Dated September 16, 2002

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES