Form 10-Q
period 2002-07-31
DIAL THRU INTERNATIONAL CORP
filed 2002-09-16
CIK 913659

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended July 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From to

Commission file number 0-22636

DIAL THRU INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-2461665 (I.R.S. Employer Identification No.)
17383 Sunset Boulevard,, Suite 350 Los Angeles, California (Address of principal executive offices)	90272 (Zip Code)

(310) 566-1700
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of September 13, 2002, 14,986,779 shares of common stock, $.001 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

DIAL THRU INTERNATIONAL CORPORATION
AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	July 31, 2002	October 31, 2001
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$667,360	$94,985
Trade accounts receivable, net of allowance for doubtful accounts of $424,251 at July 31, 2002 and $228,729 at October 31, 2001	1,384,448	1,832,768
Prepaid expenses and other	173,177	43,612
Deferred financing fees, net	45,932	—

Total current assets	2,270,917	1,971,365

PROPERTY AND EQUIPMENT, net	3,573,822	5,135,027
PROPERTY AND EQUIPMENT HELD FOR SALE	320,307	320,307
ADVERTISING CREDITS, net	2,376,678	2,376,678
OTHER ASSETS	53,847	78,762
INTANGIBLE ASSETS, net	354,998	965,093
GOODWILL, net	1,886,917	1,796,917

TOTAL ASSETS	$10,837,486	$12,644,149

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES
Convertible debenture, net of debt discount of $320,582 at July 31, 2002	$775,351	$—
Current portion of capital leases	398,550	385,787
Trade accounts payable	4,149,618	4,973,338
Accrued carrier costs	1,258,915	917,415
Accrued Iiabilities	2,332,739	1,416,159
Deferred revenue	321,366	346,294
Deposits and other payables	547,704	456,282
Note payable to shareholder	—	102,443

Total current liabilities	9,784,243	8,597,718

CAPITAL LEASES, net of current portion	131,944	286,102
NOTES PAYABLE RELATED PARTY, net of debt discount of $529,114 at July 31, 2002 and $819,470 at October 31, 2001	1,819,287	1,126,488
CONVERTIBLE DEBENTURE, net of debt discount of $445,155 at October 31, 2001	—	554,845
SHAREHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 44,169,100 shares authorized; 14,969,966 shares issued at July 31, 2002 and 12,119,090 at October 31, 2001	14,970	12,119
Additional paid-in capital	38,887,516	38,174,588
Accumulated deficit	(39,555,534)	(35,947,213)
Accumulated other comprehensive income	(188,169)	(88,548)
Treasury stock, 12,022 common shares at cost	(54,870)	(54,870)
Subscription receivable—common stock	(1,901)	(17,080)

Total shareholders' (deficit) equity	(897,988)	2,078,996

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$10,837,486	$12,644,149

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED JULY 31,		NINE MONTHS ENDED JULY 31,
	2002	2001	2002	2001
REVENUES	$6,138,790	$1,654,079	$18,811,698	$3,448,338
COSTS AND EXPENSES
Costs of revenues	4,127,502	1,081,179	12,754,660	2,357,552
Sales and marketing	374,681	202,818	1,079,663	499,641
Non-cash sales and marketing expense	—	—	—	258,616
General and administrative	1,767,549	702,317	5,740,654	2,042,678
Depreciation and amortization	596,065	165,527	1,889,148	468,029

Total costs and expenses	6,865,797	2,151,841	21,464,125	5,626,516

Operating loss	(727,007)	(497,762)	(2,652,427)	(2,178,178)
OTHER INCOME (EXPENSE)
Interest expense and financing costs	(350,559)	(86,109)	(932,377)	(576,818)
Other income related to settlement of disputes	—	—	—	1,789,373
Foreign exchange	(5,049)	—	(32,071)	—
Write off of investment in marketable securities	—	(11,000)	—	(446,820)
Gain on sales of equipment	—	—	8,553	—

Total other income (expense)	(355,608)	(97,109)	(955,895)	765,735

NET LOSS	$(1,082,615)	$(594,871)	$(3,608,322)	$(1,412,443)

LOSS PER SHARE:
Basic and diluted loss per share	$(0.07)	$(0.05)	$(0.27)	$(0.14)

SHARES USED IN THE CALCULATION OF PER SHARE AMOUNTS:
Basic common shares	14,436,350	11,523,403	13,558,049	10,677,487

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED JULY 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,608,322)	$(1,412,443)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from disposal of fixed assets	(8,553)	—
Stock and warrants issued for services	13,750	258,616
Bad debt expense	550,120	—
Non-cash interest expense	684,413	527,296
Write off of investment in marketable securities	—	446,820
Depreciation and amortization	1,889,148	468,029
Other income related to settlement of dispute	—	(1,789,373)
(Increase) decrease in:
Trade accounts receivable	(101,800)	(441,174)
Prepaid expenses and other	(129,565)	49,623
Effects of changes in foreign exchange rates	(99,621)	—
Other assets	24,916	(30,423)
Increase (decrease) in:
Trade accounts payable	(1,353,215)	868,584
Accrued carrier costs	341,500	—
Accrued liabilities	600,821	(167,855)
Deferred revenue	(24,928)	38,966
Deposits and other payables	91,422	59,000

Net cash used in operating activities	(1,129,914)	(1,124,334)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(263,769)	(47,350)
Acquisition related goodwill	(90,000)	—
Refund of license fee	1,424,899	—

Net cash provided by (used in) investing activities	1,071,130	(47,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	300,000	599,577
Proceeds from convertible debentures	550,000	1,000,000
Payments on shareholder note payable	—	(189,619)
Payments on capital leases	(141,395)	(30,956)
Deferred financing fees	(92,625)	—
Proceeds from exercise of stock options	—	34,343
Subscription receivable—common stock	15,179	—

Net cash provided by financing activities	631,159	1,413,345

NET INCREASE IN CASH AND CASH EQUIVALENTS	572,375	241,661
Cash and cash equivalents at beginning of period	94,985	73,867

Cash and cash equivalents at end of period	$667,360	$315,528

SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible debenture to common stock	$500,000	$—
Warrants issued for debt	176,858	86,875
Exercise of stock options in exchange for retirement of 100,000 common shares	70,000	—
Acquisition of customer base	(340,931)	—
Conversion of debt to equity	—	1,000,000
Additional shares issued as purchase consideration	—	1,031,200
Convertible debt issued with below market conversion feature	—	329,931

The accompanying notes are an integral part of these statements.

DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

        The consolidated financial statements of Dial Thru International Corporation and its subsidiaries, "DTI" or "the Company", included in this Form 10-Q are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended July 31, 2002 and 2001 have been included. Operating results for the three and nine month periods ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending October 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2001.

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

NOTE 2—GOING CONCERN

        The Company has an accumulated deficit of approximately $39.6 million as of July 31, 2002, as well as a working capital deficit of approximately $7.5 million. Funding of the Company's working capital deficit, current and future operating losses, and expansion will require continuing capital investment. The Company's strategy is to fund these cash requirements through operations, debt facilities and additional equity financing. As of the date of this report:

  1)
  the Company has obtained additional financing of $550,000 in January 2002 and $300,000 in July 2002. The Company is currently in negotiations to obtain an additional $1,000,000 in financing.

  2)
  the Company has successfully negotiated payment terms on approximately $600,000 of its past due trade payables with one of its largest vendors, and has agreed to remit equal monthly installments in excess of its normal monthly usage billing. The Company is also in negotiations on approximately $800,000 of trade payables with another large vendor.

  3)
  the Company's trade accounts payable and carrier costs include disputes with certain vendors over what the Company believes are improper charges primarily for termination of its domestic and international minutes. The Company's trade accounts payable include approximately $500,000 of such disputes at July 31, 2001. The Company received approximately $1,400,000 of such credits in fiscal 2001, and approximately $200,000 in fiscal 2002.

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

        The Company provided wholesale services to a single customer who accounted for 16% of the overall revenue of the Company for both the three and nine months ended July 31, 2002.

NOTE 5—RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company implemented the provisions of SFAS No. 142 on November 1, 2001. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. The adoption of this standard has reduced amortization expense for the three and nine months ended July 31, 2002 by approximately $55,000 and $165,000, respectively, and improved loss per share by $0 and $0.02, respectively.

        In July 2001, the FASB issued SFAS No. 144, Impairment or Disposal of Long- Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The adoption of this standard will not have a material impact on the Company's results of operations or financial position.

NOTE 6—ACQUISITIONS

Rapid Link, Inc. Acquisition

        On October 12, 2001, the Company completed the acquisition of certain assets and liabilities of Rapid Link, USA, Inc. ("Rapid Link USA") and 100% of the common stock of Rapid Link Telecommunications, GMBH ("Rapid Link Germany"), a German Company, from Rapid Link Inc. ("Rapid Link"). The results of the businesses acquired from Rapid Link have been included in operations of the Company in the consolidated financial statements from the date of acquisition. Rapid Link was a provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world. The aggregate purchase price was $2,116,481, including $1,450,000 in cash, common stock valued at $468,000, and an additional $198,481 in acquisition related costs. The value of the 600,000 common shares was determined based on the closing market price of DTI's common shares on October 12, 2001. The value of the common stock was guaranteed by DTI to be no less than $300,000 at the time of the effectiveness of the Registration of the shares. As of the effectiveness of the Registration Statement relating to the shares, completed on March 28, 2002, the value of the common stock was $210,000. Dial Thru has recorded an additional $90,000 representing the amount required to ensure the minimum value of the consideration received of $300,000. Any additional consideration will not change the recorded value of Rapid Link, however, in accordance with SFAS No. 141 Business Combinations, the Company has allocated the purchase price to net assets acquired, resulting in negative goodwill. Therefore the Company has reduced the net book value of fixed assets by $1,345,630, the amount representing negative goodwill.

        The following unaudited pro-forma consolidated results of operations for the three and nine months ended July 31, 2001 assume that the acquisition had occurred on November 1, 2000:

	(Unaudited) Three months ended July 31, 2001	(Unaudited) Nine months ended July 31, 2001
Revenues	$7,144,545	$26,199,240

Net loss	$(1,646,222)	$(5,628,752)

Net loss per common share	$(0.13)	$(0.50)

Weighted average common shares outstanding (basic and diluted)	12,123,403	11,277,487

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

Convertible Debentures with Global Capital Funding Group L.P.

        On April 11, 2001, the Company executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P, which provided financing of $1,000,000. The Debenture maturity date is April 11, 2003. The Debenture is secured by $320,307 of property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 80% of the average of the five (5) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. During the fourth quarter of 2001, the Formula Conversion Price was adjusted downward to 70% in accordance with the terms of the Debenture as the Company's registration statement was not declared effective by the Securities and Exchange Commission on the date required by the Debenture. The Company has calculated the beneficial conversion feature embedded in the Debenture in accordance with EITF No. 00-27 and recorded approximately $497,000 as a deferred financing fee. This fee is being amortized over the two-year life of the Debenture. During the three and nine months ended July 31, 2002, the Company recorded approximately $69,000 and $207,000, respectively, as interest expense. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. The Company recorded deferred financing fees of approximately $80,000 relating to the issuance of the warrants. This amount represents the relative fair value of the warrants in accordance with EITF No. 00-27, and the Company is amortizing the fees over the two year life of the Debenture. During the three and nine months ended July 31, 2002, the Company has recorded interest expense of approximately $10,000 and $29,000, respectively, relating to the warrants.

        On January 28, 2002, the Company executed a 6% convertible debenture (the "Second Debenture") with Global Capital Funding Group L.P, which provided financing of $550,000. The Second Debenture maturity date is January 28, 2003. The Second Debenture is also secured by $320,307 of property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. In connection with the Second Debenture, the Company paid $92,625 as financing fees, which are being amortized over the one-year life of the Second Debenture using the Interest Method. For the three and nine months ended July 31, 2002, the Company recorded interest expense of approximately $23,000 and $47,000, respectively, relating to these financing fees. The Company has calculated the beneficial conversion feature embedded in the Second Debenture in accordance with EITF No. 00-27 and recorded approximately $114,000 as a deferred financing fee. This fee is being amortized over the one-year life of the Second Debenture. During the three and nine months ended July 31, 2002, the Company recorded approximately $28,000 and $57,000, respectively, as interest expense. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.40 per share, which expire on January 28, 2007. The Company recorded deferred financing fees of approximately $17,000 related to the issuance of the warrants. This amount represents the relative fair value of the warrants in accordance with EITF No. 00-27, and the Company is amortizing the fees over the one-year life of the Second Debenture. For the three and nine months ended July 31, 2002, the Company has recorded interest expense of approximately $4,000 and $9,000, respectively, relating to the warrants.

NOTE 8—NOTES PAYABLE—RELATED PARTY

        In October 2001, the Company executed 10% convertible notes (the "Notes") with three executives of the Company, which provided financing of $1,945,958. The maturity date of each note is October 24, 2003. The Notes are secured by all Company assets. Each Note is convertible into the Company's common stock at the option of the holder at each of the six, twelve, eighteen and twenty-four month anniversary of the date of issuance of the note. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the Notes in accordance with EITF No. 00-27 and recorded debt discount of approximately $171,000 which will be amortized over two years. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001. The Company determined the additional debt discount by allocating the relative fair value to the Note and the warrants. The Company is amortizing the additional debt discount over the initial maturity of the Note of two years. For the three and nine months ended July 31, 2002, the Company has recorded approximately $102,000 and $307,000, respectively, of interest expense. In January 2002, an additional $102,433 was added to the Notes, representing incremental monies loaned by a shareholder. The Company also issued to the holder of the Notes warrants to acquire an additional 102,433 shares of common stock at an exercise price of $0.40, which expire on January 28, 2007. Additional debt discount of approximately $24,000 was recorded during the first quarter of fiscal 2002. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the remaining life of the Notes. For the three and nine months ended July 31, 2002, the Company has recorded approximately $3,000 and $7,000, respectively, of interest expense relating to the warrants. In July 2002, an additional $300,000 was added to the Notes, representing incremental monies loaned by a shareholder. The Company also issued to the holder of the Notes warrants to acquire an additional

300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007. Additional debt discount of approximately $22,000 was recorded during the third quarter of fiscal 2002.

NOTE 9—SHAREHOLDERS' EQUITY

COMMON STOCK ISSUANCES

        During the nine months ended July 31, 2002, the holder of the Company's Debenture converted $500,000 of debt into approximately 2,751,000 shares of the Company's common stock.

        For the nine month period ended July 31, 2002, the Company issued 175,000 shares in connection with the exercise of options. The exercise price was paid with 100,000 shares of common stock, which were subsequently retired.

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

RESULTS OF OPERATIONS—THREE MONTHS ENDED JULY 31, 2002 COMPARED TO THE THREE MONTHS ENDED JULY 31, 2001

REVENUES

        Our primary source of revenue is the sale of voice and fax traffic internationally over our VoIP network, which is measured in minutes, primarily to small and medium sized enterprises. We charge our customers a fee per minute of usage that are dependent on the destination of the call and is recognized in the period in which the call is completed.

        For the three months ended July 31, 2002, we had revenues of $6,139,000, an increase of $4,485,000, or 271%, over the same period in 2001. Revenues for the three months ended July 31, 2002 include $5,295,000 resulting from the purchase of Rapid Link. For the three months ended July 31, 2002, 58% and 42% of our revenues were derived from our retail and wholesale customers, respectively, compared to 51% and 49%, respectively, for the three months ended July 31, 2001. In absolute dollars, our wholesale revenues have increased by 218% from the three months ended July 31, 2001 compared to the three months ended July 31, 2002. The overall growth in revenues and the increase in our wholesale revenues is attributable to the acquisition of Rapid Link, whose VoIP network is well positioned to take advantage of both retail and wholesale opportunities where rapid deployment and time to market are critical to achieving maximum returns.

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

        For the three months ended July 31, 2002, we had total direct costs of revenues of $4,128,000, an increase of $3,046,000, or 282%, over the same period in 2001. Costs of revenues have increased in absolute dollars due to the growth in minutes and customers as well as the increased revenue and traffic acquired from Rapid Link. As a percentage of revenues, costs of revenues were 67% of revenues for the three months ended July 31, 2002 compared to 65% of revenues for the three months ended

July 31, 2001. Our costs of revenues as a percentage of revenues has increased due to a slight decline in our retail margins resulting from increased competition in certain markets, as well as a decline in wholesale margins as the telecommunications industry continues to experience price reductions in certain markets. We continue to focus our efforts on increasing both our retail and wholesale revenues, and anticipate that our margin will fluctuate quarterly depending on the traffic mix.

        General and administrative expenses include salaries, payroll taxes, benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, information technology and human resources.

        General and administrative expenses were $1,768,000 and $702,000 for the three months ended July 31, 2002 and 2001, respectively. This increase of $1,065,000, or 152% includes $834,000 attributable to Rapid Link operations. As a percentage of revenues, general and administrative expenses were 29% and 42% of revenues for the three months ended July 31, 2002 and 2001, respectively. Included in general and administrative expenses is bad debt expense of $136,000 and $0 for the three months ended July 31, 2002 and 2001, respectively. We review our general and administrative expenses regularly, and continue to reduce costs as appropriate to support the current business as well as anticipated near term growth.

        Sales and marketing expenses include expenses relating to the salaries, payroll taxes, benefits and commissions that we pay for sales personnel and the expenses associated with advertising and marketing programs, including expenses relating to our outside public relations firms.

        Sales and marketing expenses were $375,000, or 6% of revenues for the three months ended July 31, 2002 compared to $203,000, or 12% of revenues, for the same period last year. Included in sales and marketing expenses for 2002 is $308,000 attributable to Rapid Link operations. A majority of our revenues are generated by outside agents, or through newspaper and periodical advertising, which is managed by a small in-house sales and marketing organization. Since we have been successful in growing our revenue base while maintaining a small in-house sales organization, sales and marketing expenses have decreased as a percentage of revenues. We will continue to focus our sales and marketing efforts on newspaper and periodical advertising and agent related expenses to generate additional revenues.

        Depreciation and amortization expenses increased to $596,000 from $166,000 for the three months ended July 31, 2002 and 2001, respectively. The increase primarily relates to the depreciation and amortization of the assets of the business acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network, which requires the deployment of sophisticated routers and gateways strategically placed in our Points of Presence and vendor sights around the world.

        Interest expense and financing costs are primarily attributable to the amortization of deferred financing fees relating to our various debt instruments. For the three months ended July 31, 2002 and 2001, interest expense and financing costs of $351,000 and $86,000, respectively, was primarily attributable to the amortization of deferred financing fees relating to our convertible debentures with Global Capital and our related party note payable.

        As a result of the foregoing, we incurred a net loss of $1,083,000 or $0.07 per share, for the three months ended July 31, 2002, compared with a net loss of $595,000 or $0.05 per share, for the three months ended July 31, 2001.

RESULTS OF OPERATIONS—NINE MONTHS ENDED JULY 31, 2002 COMPARED TO THE NINE MONTHS ENDED JULY 31, 2001

REVENUES

        For the nine months ended July 31, 2002, we had revenues of $18,812,000, an increase of $15,363,000, or 446%, over the same period in 2001. Revenues for the nine months ended July 31, 2002 include $15,480,000 resulting from the purchase of Rapid Link. For the nine months ended July 31,

2002, 60% and 40% of our revenues were derived from our retail and wholesale customers, respectively, compared to 64% and 36%, respectively, for the nine months ended July 31, 2001. In absolute dollars, our wholesale revenues have increased by 498% from the nine months ended July 31, 2001 compared to the nine months ended July 31, 2002. The overall growth in revenues and the increase in wholesale revenues is attributable to the acquisition of Rapid Link, whose VoIP network is well positioned to take advantage of retail and wholesale opportunities where rapid deployment and time to market are critical to achieving maximum greatest returns.

OPERATING EXPENSES

        For the nine months ended July 31, 2002, we had total direct costs of revenues of $12,755,000, an increase of $10,397,000, or 441%, over the same period in 2001. Costs of revenues have increased in absolute dollars due to the growth in minutes and customers as well as the increased revenue and traffic acquired from Rapid Link. As a percentage of revenues, costs of revenue were 68% of revenues for the nine months ended July 31, 2002 compared to 68% of revenues for the nine months ended July 31, 2001. Our costs of revenues as a percentage of revenues has remained constants as the retail products acquired from Rapid Link achieve higher margins then the Company's existing retail traffic, thereby offsetting the declines experienced in the Company's existing retail and wholesale business. We continue to focus our efforts on increasing both our retail and wholesale revenues, and anticipate that our margin will fluctuate quarterly depending on the traffic mix.

        General and administrative expenses were $5,741,000 and $2,043,000 for the nine months ended July 31, 2002 and 2001, respectively. This increase of $3,698,000, or 181% includes $2,983,000 attributable to Rapid Link operations. As a percentage of revenues, general and administrative expenses were 31% and 59% of revenues for the nine months ended July 31, 2002 and 2001, respectively. Included in general and administrative expenses is bad debt expense of $550,000    and $0 for the nine months ended July 31, 2002 and 2001, respectively. For the nine months ended July 31, 2002, the bad debt expense includes $215,000 attributable to non-payment from one wholesale customer. We review our general and administrative expenses regularly, and continue to reduce costs as appropriate to support the current business as well as anticipated near term growth.

        Sales and marketing expenses were $1,080,000, or 6% of revenues for the nine months ended July 31, 2002 compared to $500,000, or 14% of revenues, for the same period last year. Included in sales and marketing expenses for 2002 is $806,000 attributable to Rapid Link operations. A majority of our revenues are generated by outside agents, or through newspaper and periodical advertising, which is managed by a small in-house sales and marketing organization. Since we have been successful in growing our revenue base while maintaining a small in-house sales organization, sales and marketing expenses have decreased as a percentage of revenues. We will continue to focus our sales and marketing efforts on newspaper and periodical advertising and agent related expenses to generate additional revenues.

        Depreciation and amortization expenses increased to $1,889,000 from $468,000 for the nine months ended July 31, 2002 and 2001, respectively. The increase primarily relates to the depreciation and amortization of the assets of the business acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network, which requires the deployment of sophisticated routers and gateways strategically placed in our Points of Presence and vendor sights around the world.

        Interest expense and financing costs are primarily attributable to the amortization of deferred financing fees relating to our various debt instruments. For the nine months ended July 31, 2002, interest expense and financing costs of $932,000 was primarily attributable to the amortization of deferred financing fees relating to our convertible debentures with Global Capital and our related party note payable. For the nine months ended July 31, 2001, $577,000 of interest expense and financing fees were primarily attributable to amortization of deferred financing fees associated with our convertible notes which were converted to equity in March 2001, and the fair value of additional warrants issued to the holders of the notes which were fully vested at the time of issuance.

        Settlements with two major carriers over charges in prior periods amounted to a total credit to the statements of operations of $1,789,000 for the nine months ended July 31, 2001. Of this amount, $780,000 is the result of a settlement with Star Telecommunications ("Star"). Also included is $447,000 representing common stock received from Star in connection with our dispute settlement. During the nine months ended July 31, 2001, the Company recorded a charge of $447,000 in connection with the decline in fair value of the marketable securities previously recorded in the settlement transaction with Star Telecommunications.

        As a result of the foregoing, we incurred a net loss $3,608,000, or $0.27 per share, for the nine months ended July 31, 2002, compared with a net loss of $1,412,000 or $0.14 per share, for the nine months ended July 31, 2001.

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

        At July 31, 2002, we had cash and cash equivalents of approximately $667,000, an increase of $572,000 from the balance at October 31, 2001. As of July 31, 2002, we had a working capital deficit of approximately $7,513,000, compared to a working capital deficit of approximately $6,626,000 at October 31, 2001. As of July 31, 2002, our current assets of approximately $2,271,000 included net accounts receivable of approximately $1,384,000, which has decreased over the balance of $1,833,000 at October 31, 2001 as the company has implemented more stringent credit requirements in fiscal 2002, and a $215,000 writeoff of a receivable from a single customer.

        Net cash used in operating activities was $1,130,000 for the nine months ended July 31, 2002, compared to $1,124,000 for the nine months ended July 31, 2001. The net cash used in operating activities for the nine months ended July 31, 2002 was primarily due to a net loss of $3,608,000 adjusted for: bad debt expense of $550,000; non-cash interest expense of $684,000; depreciation and amortization of $1,889,000; and net changes in operating assets and liabilities of ($650,470). For the nine months ended July 31, 2001, the net cash used in operating activities was comprised of a net loss of $1,412,000 adjusted for: depreciation and amortization of $468,000; stock and warrants issued for services of $259,000; non-cash interest expense of $527,000; marketable securities and vendor credits received in settlement of disputes of ($1,789,000); write off of marketable securities received in settlement of disputes of $447,000 and net changes in operating assets and liabilities of $377,000.

        During the nine months ended July 31, 2002, net cash provided by investing activities was $1,071,000, compared to net cash used in financing activities of $47,000 for the nine months ended July 31, 2001. The net cash provided by investing activities for the nine months ended July 31, 2002 is primarily attributable to a refund of a license fee previously paid on behalf of our German subsidiary of $1,425,000. Investing activities also include capital expenditures of $264,000 and $47,000 for the nine months ending July 31, 2002 and July 31, 2001, respectively, and, for the nine months ending July 31, 2002, an increase in goodwill of $90,000 relating to the Rapid Link acquisition.

        Net cash provided by financing activities for the nine months ended July 31, 2002, totaled $631,000, compared to net cash provided by financing activities of $1,413,000 for the nine months ended July 31, 2001. For the nine months ended July 31, 2002, significant components of net cash provided by financing activities include $550,000 in net proceeds from a convertible debenture, $300,000 in proceeds from a shareholder, offset by $141,000 in payments on capital leases, and $93,000 of deferred financing fees. For the nine months ended July 31, 2001, the significant components of net cash provided by financing activities include $1,000,000 in proceeds from the issuance of our Convertible Debentures, and net proceeds from shareholder of $410,000.

        We are subject to various risks in connection with the operation of our business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent us from competing successfully in the marketplace, and (vi) our lack of liquidity and our ability to raise additional capital. We have an accumulated deficit of approximately $39.5 million as of July 31, 2002, as well as a working capital deficit of approximately $7.5 million. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing. As of the date of this report:

  1)
  we obtained additional financing of $500,000 in January 2002 and $300,000 in July 2002. We are currently in negotiations to obtain an additional $1.0 million in financing.

  2)
  we have successfully negotiated payment terms of approximately $600,000 of our    past due trade payables with one of our largest vendors, and we have agreed to remit equal monthly installments in excess of our normal monthly usage billing. We are also in negotiations on an additional $800,000 of trade payables with another large vendor.

  3)
  our trade accounts payable and carrier costs include disputes with certain vendors over what we believe are improper charges primarily for    termination of our domestic and international minutes. Our trade accounts payable include approximately $500,000 of such disputes at July 31, 2001. We received approximately $1,400,000 of such credits in fiscal 2001, and approximately $200,000 in fiscal 2002.

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

        Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the nine months ended July 31, 2002 were $264,000 and we do not anticipate significant spending for the remainder of fiscal 2002.

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

        In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. The Notes mature October 24, 2003. The Notes are secured by all Company assets and are convertible into our common stock at the option of the holder at each of the six, twelve, eighteen and twenty-four month anniversary of the date of issuance of the note. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. For the nine months ended July 31, 2002, an additional $402,000 was added to the Notes. An additional 402,000 warrants to acquire our common stock were issued in connection with the financing.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On June 12, 2001, Cygnus Telecommunications, Technology, LLC ("Cygnus") filed suit in the United States District Court, Central District of California, alleging patent infringement by us for the use of "international call-back", a method whereby foreign based customers can initiate international telephone calls by first calling a switch in the United States, initiating a "call back" to the customer sight which provides the customer with an open phone line to place a call anywhere in the world. This service is more cost efficient for the customer in certain markets than placing a call from the customer's service area through the local phone company. Cygnus is seeking damages adequate to compensate for the infringement of the patent, increased damages up to three times the amount found by a jury, reasonable attorney fees and costs.

        In August 2002, Cygnus filed a motion for a preliminary injunction to prevent the Company from providing "call back" services. In September 2002, the Company filed a cross motion for summary judgment of non-infringement. A hearing date has been set for October 4, 2002. Our ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time. We intend to defend the case vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's 2002 Annual Meeting of Stockholders was held on May 6, 2002. Three items of business were acted upon at the meeting: (1) the election of six directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified; (2) the ratification of the selection of Arthur Andersen to serve as independent public accountants for the Company for the 2002 fiscal year; and (3) the approval of the Dial Thru International Corporation 2002 Equity Incentive Plan.

        The results of the voting for the election of directors were as follows:

Nominee	Votes For	Votes Withheld	Abstentions
John Jenkins	11,023,336	1,180	30,940
Larry Vierra	11,022,336	2,180	30,940
Nick DeMare	11,022,291	2,225	30,940
Robert Fidler	11,023,536	980	30,940
Allen Sciarillo	11,022,636	1,880	30,940
David Hess	11,023,436	1,080	30,940

        Accordingly, each of the six nominees received a plurality of the votes cast and was elected.

        The results of the voting on the ratification of the selection of Arthur Andersen as the Company's independent auditors for the 2002 fiscal year were as follows:

Votes For	Votes Withheld	Abstentions
10,493,039	528,557	32,760

        Accordingly, the number of shares voted for the proposal constitute a majority of the shares entitled to vote thereon, and the selection of Arthur Andersen as the Company's independent auditors for the 2002 fiscal year was ratified.

        The results of the voting on the approval of the Dial Thru International Corporation 2002 Equity Incentive Plan were as follows:

Votes For	Votes Withheld	Abstentions
5,754,605	397,776	33,486

        Accordingly, the number of shares voted for the proposal constitute a majority of the shares entitled to vote thereon, and the approval of the Dial Thru International Corporation 2002 Equity Incentive Plan was ratified.

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

Dated September 16, 2002

QuickLinks

FORM 10-Q
PART I. FINANCIAL INFORMATION
DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002