Form 10-K
period 2002-10-31
DIAL THRU INTERNATIONAL CORP
filed 2003-01-29
CIK 913659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC. 20549

                                  FORM 10-K

 (mark one)
   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 2002

                                      OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER 0-22636

                     DIAL THRU INTERNATIONAL CORPORATION
            (Exact name of registrant as specified in its charter)


            DELAWARE                                75-2461665
 ------------------------------        ------------------------------------
 State or other jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or organization


           17383 SUNSET BOULEVARD, SUITE 350 LOS ANGELES, CA 90272
           -------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

      Registrant's telephone number, including area code (310) 566-1700

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        COMMON STOCK, $0.001 PAR VALUE
                        ------------------------------
                               (title of class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes /X/ No / /

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes / / No /X/

 State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price for such common equity, as of the last business day of the registrant's most recently completed fiscal quarter.

 The aggregate market value of shares of common stock held by non-affiliates of Dial Thru International Corporation as of January 23, 2003 was approximately $2,031,589, based on the average bid and ask price of common stock as quoted on the OTC Bulletin Board of $0.19.


 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

 Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of January 23, 2003, 15,103,751 shares of common stock were outstanding.


                     DOCUMENTS INCORPORATED BY REFERENCE.
 None.

                          FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-K (this "Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities
 Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects", "will", "anticipates", "estimates", "believes", "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-K should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using voice over Internet protocol ("VoIP") to provide telecommunications services over the Internet, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services over the Internet, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of services over the Internet, (e) our dependence upon favorable pricing from our suppliers to compete in the telecommunications industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry. We do not undertake to update any forward-looking statements contained herein. For a discussion of these factors and others, please see "Risk Factors" in Item 1 of this Report. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Report or in any document or statement referring to this Report.


                                    PART I


 Item 1.  Business

 Our Company

 Throughout this Annual Report, the term "we", "Dial Thru" and the "Company" refer to Dial Thru International Corporation and its subsidiaries, a Delaware corporation formerly known as ARDIS Telecom & Technologies, Inc., successor by merger to Canmax Inc. The Company was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7, 1992, we renounced our original province of incorporation and elected to continue our domicile under the laws of the State of Wyoming, and on November 30, 1994 our name was changed to "Canmax Inc." On February 1, 1999, we reincorporated under the laws of the State of Delaware under the name "ARDIS Telecom & Technologies, Inc." On November 2, 1999, we acquired (the "DTI Acquisition") substantially all of the business and assets of Dial Thru International Corporation, a California corporation, and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to "Dial Thru International Corporation." Our common stock currently trades on the OTC Bulletin Board under the symbol "DTIX."

 From our inception until 1998 we provided retail automation software and related services to the retail petroleum and convenience store industries. In 1998 we decided that the rapidly expanding telecommunications market presented an opportunity to utilize some of the technology and support capabilities that we had developed, and we entered into the telecommunications industry via the pre-paid long distance market. In December 1998, we sold our retail automation software business and now operate only in the telecommunications marketplace.

 Our principal executive offices are located at 17383 Sunset Boulevard, Suite 350, Pacific Palisades, California 90272, and our telephone number is (310) 566-1700.

 Recent Developments

 On November 19, 2002 we entered into an agreement with Global Capital Funding Group, L.P. that provided us with a two year loan of $1.25 million. A portion of the proceeds from this financing were used to pay off the remaining balance of Dial Thru's April 2001 convertible debenture with Global Capital, while the remaining $807,000 has been and will be used for the Company's ongoing working capital needs.

 On January 27, 2003, we amended our 6% convertible debenture with GCA Strategic Investment Fund Limited to change the debenture's maturity date from January 28, 2003 to February 24, 2004. In addition, we cancelled the existing warrants to purchase 50,000 shares of common stock at an exercise price of $0.41 and issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.24 which expire on January 28, 2008.

 On January 27, 2003, we amended our 10% convertible notes with three of our executives to change the notes' maturity dates from October 24, 2003 to February 24, 2004.

 Development of Our Telecommunications Business

 In January 1998, we acquired US Communication Services, Inc. ("USC"), a provider of prepaid phone cards, public Internet access kiosks and pay telephones. While the USC acquisition did not proceed as intended, leading to our rescission of the transaction in May 1998, we decided to develop our in-house capabilities to expand our telecommunications operations and continued to focus on the rapidly growing prepaid phone card market. In August 1998, we entered into an agreement with PT-1 Communications, Inc. to acquire long distance telecommunications and debit services for use in the marketing and distribution of domestic and international prepaid phone cards. We conducted our domestic prepaid phone card business through RDST, Inc., a wholly owned subsidiary, by purchasing services from PT-1 until mid-1999. In the second quarter of fiscal 1999, we purchased telecommunications switching equipment and an enhanced services platform. Following a period of development, implementation and testing, we commenced operations as a facilities-based carrier in the fourth quarter of our 1999 fiscal year. Calls made with our prepaid phone cards were then routed through our switching facilities, giving us better control over costs and quality of service.

 In November 1999, we completed the DTI Acquisition and continued operations of its facilities-based telecommunications carrier business through its subsidiary, Dial Thru.com. During the first quarter of fiscal 2000, we appointed John Jenkins (founder of the acquired business) to the position of President and Chief Operating Officer of our Company. In the third quarter of fiscal 2000, we relocated our Texas operations, including our switching facilities, to a location in downtown Los Angeles. During the fourth quarter of fiscal 2001, Mr. Jenkins was appointed by our Board of Directors to the position of Chairman of the Board and also became our Chief Executive Officer. At that time we announced the creation of our "Bookend Strategy" and the roll out of our facilities-based Internet Protocol network, whereby we sell VoIP to allow us to compete in the international telecommunications market.

 Mr. Jenkins continued the merger of operations of the two businesses and increased our emphasis on the international wholesale and retail business segment while reducing our focus on the prepaid domestic market. We now operate as a facilities-based global IP communications company providing connectivity to international markets experiencing significant demand for IP enabled services. We provide a variety of international telecommunications services, including the transmission of voice and data traffic and the provision of Web-based and other communications services, which are targeted to small and medium sized enterprises ("SMEs"), wholesale carriers providing international and domestic long distance traffic and consumers. We utilize VoIP packetized voice technology (and other compression techniques) to improve both costs and efficiencies of telecommunication transmissions, and are developing a private VoIP telephony network. We utilize digital fiber optic cable, oceanic cable transmission facilities, international satellites and the Internet to transport our communications.

 During the fourth quarter of fiscal 2001, we acquired the assets and certain of the liabilities of Rapid Link, Incorporated, ("Rapid Link") a provider of integrated data and voice communications services to both wholesale and retail customers around the world. Rapid Link's global VoIP network reaches thousands of retail customers, primarily in Europe and Asia. This acquisition has significantly enhanced our product lines, particularly our Dial Thru and Re-origination services, Global Roaming products, and wholesale termination. Furthermore, the acquisition has allowed us to roll out services to additional international markets and more rapidly expand our VoIP strategy due to the engineering and operational expertise acquired in the transaction. For 2002, 82% of our total revenue resulted from the retail customers and VoIP infrastructure that we acquired from Rapid Link, contributing significantly to our overall revenue growth of 255% over 2001.

 Our Business Strategy

 Our primary business concentrates on the marketing of IP telephony services, including voice, fax, data and other Web-based services. The term Bookend Strategy describes our primary focus, which is to provide telecommunication services originating in foreign countries and in the corresponding ethnic segment domestically in the United States via the Internet to transport various forms of communications. These services are provided primarily via the public Internet, utilizing VoIP and other digitized voice technologies. VoIP is voice communication that has been converted into digital packets and is then addressed, prioritized, and transmitted over any form of broadband network utilizing the technology that makes the Internet possible. These technologies allow us to transmit voice communications with the same high-density compression as networks initially designed for data transmission, and at the same time utilize a common network for providing customers with data and other Web-based services.

 By utilizing VoIP over the public Internet, we avoid the high network cost associated with private line connections to each international destination, which would require us to lease a dedicated line for a set period of time at a set rental rate and to "fill" idle network capacity with traffic in order to offset the high fixed costs of such a private line. The primary focus of our business is to sell a bundled solution of communication services, such as international dial thru, re-origination, fax over the Internet to SMEs worldwide. We also sell telecommunications services for both the foreign and domestic termination of international long distance traffic into the wholesale market. Our primary objective in selling into the wholesale market is to take advantage of below market international rates that arise from time to time while we are developing revenue from our retail marketing operations. We expanded the offering of our wholesale services in the 2002 fiscal year and believe that additional market opportunities for select wholesale routes will be available to us in our current fiscal year. In some markets, where the price advantages and capacity limitations do not provide for significant retail opportunities, we sell only wholesale terminations.

 A key part of the Bookend Strategy is the establishment of direct routes for telecommunications traffic to and from a target country. Once we have determined that a particular country meets our requirements for availability of retail revenue opportunities, we then must determine the best manner to establish dedicated connectivity. This is usually accomplished by establishing a licensing agreement within the country, whereby we are licensed to sell these communication products. We then make these products available to SMEs in the target country through public Internet connections and apply the appropriate technology to provide for the compression of the telecommunications traffic over these routing options. The emerging technology that is best suited for the majority of these installations is VoIP.

 We primarily focus on markets where competition is not keen, thereby giving us opportunities for greater profit margins. These markets include regions where the deregulation of telecommunications services has not been completed and smaller markets that have not attracted large multi-national providers. South Africa, Asia, and parts of South America offer the greatest abundance of these target markets.

 Cooperating with overseas carriers and the incumbent, usually government owned, telephone companies, gives us better opportunities to engage in the co-branding of jointly marketed products, including IP-based enhancements that they have developed, rather than simply basing a strategy on pricing arbitrage. As a result, we are regularly invited to participate in new markets.

 The explosive growth of the Internet has accelerated the rapid merger of the worlds of voice-based and data-based communications. By first digitizing voice signals, then utilizing the same packetizing technology that makes the Internet possible, VoIP provides for a cost effective manner in which to perform the signal compression needed to maximize the return from the use of the public Internet. In this way, not only has efficiency of the dedicated circuits been improved, but use of the public Internet provides a much more cost effective means of transmission and rapid deployment compared to traditional private leased lines and circuits.

 We currently operate our domestic telecommunications switching facilities in Los Angeles, California, Atlanta, Georgia, and Frankfurt, Germany, providing for long distance services worldwide. Development of the private IP network and the use of VoIP technology have improved both the cost and quality of telecommunications services, as well as facilitating our expansion into other Internet related opportunities.

 Our Products and Services

 Dial Thru and Re-origination Services

 We provide a variety of international Dial Thru and Re-origination services. These services, while accounting for a majority of our revenues, will continue to decrease as a percentage of our total revenues as we continue to develop and market new services. Generally, the Dial Thru and Re-origination services are provided to customers that establish deposits or prepayments with us to be used for long-distance calling. The Dial Thru service allows customers the convenience of making local and/or international calls in the same manner as traditional long distance dialing. In those markets in which we cannot currently provide Dial Thru service, we offer our Re-origination service, which allows a caller outside of the United States to place a long distance telephone call that appears to have originated from our switch in Los Angeles to the customer's location, and then connects the call through our network to anywhere in the world. By completing the calls in this manner, we are able to provide very competitive rates to the customer. Wherever possible, we route calls over our private network. By using VoIP to compress voice and data transmissions across the public Internet, we are able to offer these services at costs that are substantially less than traditional communications services.

 International Wholesale Termination

 Primarily as a result of our acquisition of Rapid Link, we began offering international call completion on a wholesale basis to international telecommunications companies. Our service enables our customers to offer their own customers phone to phone global voice and fax services. This service provides our customers with high quality and low cost long distance without our customers having to deploy their own VoIP infrastructure. We can also provide additional termination opportunities to customers that have developed their own VoIP networks with nearly instant access to our termination points by connecting to these customers via the Internet. Therefore, we have the capability to offer our services to carriers connecting to our network through traditional dedicated switch to switch connections, and through the public Internet whereby our customers connect to our network using their own VoIP equipment.

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

 1+ Services and Dial Around Products

 We are licensed to provide long distance service in most of the United States and now have begun selling our 1+ long distance service and dial around products to our SME customer base. We are also targeting ethnic segments of the United States which correspond to foreign countries in which we have facilities. This allows us to add a complete package of communication services to the SME customer, furthering our Bookend Strategy.

 Prepaid Phone Cards

 During fiscal year 2000, prepaid calling cards accounted for approximately 32% of our revenue. Since that time, we significantly reduced our emphasis on this segment of our business in favor of other products and services that offer the opportunity for higher profit margins. Currently, we do not offer this product to our customers and calling cards did not generate any revenue in either our 2001 or our 2002 fiscal years. It is not anticipated that this product will account for a significant amount of revenue going forward.

 Suppliers

 Our principal suppliers consist of domestic and international telecommunications carriers. Relationships currently exist with a number of reliable carriers. Due to the highly competitive nature of the telecommunications business, we believe that the loss of any carrier would not have a long-term material impact on our business.

 Customers

 We focus our retail sales and marketing efforts toward SMEs, particularly those located in foreign markets where telecommunications deregulation has not taken place or is in the process of taking place, residential customers in those same markets and in the United States, and wholesale customers located both domestically and internationally. We rely heavily on the use of commissioned agents to generate retail sales in the foreign markets. By doing so, we believe that we establish a wide base of customers with little vulnerability based on lack of customer loyalty. Our wholesale customers are primarily large public telecommunications customers in the United States, and medium to large foreign Postal, Telephone and Telegraph companies, which are those entities responsible for providing telecommunications services in foreign markets and are usually government owned or controlled. We believe the loss of any individual customer would not materially impact our business.

 Competition

 The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. Other providers currently offer one or more of each of the services offered by us. Telecommunication service companies compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. As a service provider in the long distance telecommunications industry, we compete with such dominant providers as AT&T Corp., MCI WorldCom Inc., and Sprint Corporation, all of which are substantially larger than us and have the resources, history and customer bases to dominate virtually every segment of the telecommunications market.

 A substantial majority of the telecommunications traffic around the world is carried by dominant carriers in each market. These carriers, such as British Telecom and Deutsche Telekom, have started to deploy packet-switch networks for voice and fax traffic. In addition, other industry leaders, such as AT&T, MCI WorldCom, Sprint and Qwest Communications International have recently announced their intention to offer Internet telephony services both in the United States and internationally. These and other competitors may be able to bundle services and products that are not offered by us, together with Internet telephony services, to gain a competitive advantage over us in the marketing and distribution of products and services

 We also compete with other smaller, emerging carriers including IDT Corp., ITXC Corporation, deltathree.com, Primus Telecommunications Group, Inc., and Net2Phone Inc. We believe that additional competitors may be attracted to the market, including internet-based service providers and other telecommunications companies. We also believe that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers.

 The market for international voice and fax call completion services is also highly competitive. We compete both in the market for enhanced Internet communication services and the market for carrier transmission services. We believe that the primary competitive factors in the Internet and VoIP communications business are quality of service, price, convenience and bandwidth. We believe that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future.

 Future competition could come from a variety of companies both in the Internet and telecommunications industries. We also compete in the growing markets of providing Re-origination services, Dial Thru services, dial-around, 10-10-XXX calling and other calling services. In addition, some Internet service providers have begun enhancing their real-time interactive communications and, although these companies have initially focused on instant messaging, we expect them to provide PC-to-phone services in the future.

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

 Regulation of Internet Telephony and the Internet

 The use of the Internet to provide telephone service is a relatively recent market development. Currently, the Federal Communications Commission ("FCC") is considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony. On April 10, 1998, the FCC issued its report to Congress concerning the implementation of the universal service provisions of the Telecommunications Act of 1996. In the report, the FCC indicated that it would examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. If the FCC were to determine that certain services are subject to FCC regulation as telecommunications services, the FCC may require providers of Internet telephony services to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. It is also possible that PC-to-phone and phone-to-phone services may be regulated by the FCC differently. In addition, the FCC sets the access charges on traditional telephony traffic and if it reduces these access charges, the cost of traditional long distance telephone calls will probably be lowered, thereby decreasing any competitive pricing advantage that we have. In May of 2000, the FCC approved an access charge reduction plan known as CALLS which has resulted in a reduction of the access charges paid by traditional long distance carriers to the major local phone companies.

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

 Local phone companies seeking to require that providers of Internet telephony services pay access charges to them have the option of filing suit as well as initiating regulatory proceedings. In January 2001, a state trial court in Colorado ruled that one provider of Internet telephony services must pay intrastate access charges to the local phone company. The Colorado litigation result may encourage local phone companies to file more such suits. Courts in such suits may award substantial damages for past periods of time in which the Internet telephony provider did not pay access charges as well as require that access charges be paid prospectively. State and federal regulators are in some cases authorized to award damages as well as prospective relief.

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

 Congress has recently adopted legislation that regulates certain aspects of the Internet, including on-line content, user privacy and taxation. For example, the Internet Tax Freedom Act prohibits certain taxes on Internet uses through November 1, 2003. We cannot predict whether substantial new taxes will be imposed on our services provided after that date. In addition, Congress and other federal entities are considering other legislative and regulatory proposals that would further regulate the Internet. Congress has enacted digital signature legislation and various states have adopted and are considering Internet-related legislation. Increased United States regulation of the Internet may slow its growth, particularly if other governments follow suit, which may increase the cost of doing business over the Internet and materially adversely affect our business, financial condition, results of operations and future prospects.

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

 The European Union has also enacted several directives relating to the Internet. The European Union has, for example, adopted a directive on data protection that imposes restrictions on the processing of personal data that are more restrictive than current United States privacy standards. Under the directive, personal data may not be collected, processed or transferred outside the European Union unless certain specified conditions are met. In addition, persons whose personal data is processed within the European Union are guaranteed a number of rights, including the right to access and obtain information about their data, the right to have inaccurate data rectified, the right to object to the processing of their data for direct marketing purposes and in certain other circumstances, rights of legal recourse in the event of unlawful processing. The directive will affect all companies that process personal data in, or receive personal data processed in, the
 European Union, and may affect companies that collect or transmit information over the Internet from individuals in the European Union Member States. In particular, companies with establishments in the European Union may not be permitted to transfer personal data to countries that do not maintain adequate levels of data protection. Our transmission of personal data is limited and we do not anticipated it becoming a significant source of revenue.

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

 Sales and Marketing

 We market long distance telecommunications products and services from our offices in Los Angeles, California and Atlanta, Georgia. We also have a wholly owned subsidiary in Mannheim, Germany, a regional sales office located in Johannesburg, South Africa, and an office in Caracas, Venezuela. Our revenues are primarily derived from direct sales to business accounts, sales through commissioned agents and wholesale sales to other telecommunications providers. We plan to expand our sales effort to both domestic and international business accounts, as well as add products and services targeted toward residential customers in both markets.

 We have substantial revenues in foreign markets. For the years ending October 31, 2002, 2001 and 2000, $8.6 million or 35%, $5.4 million or 78%, and $5.8 million or 68% of our total revenue for each year, respectively, originated from Western Europe, Africa and South East Asia.

 Intellectual Property

 We don't hold any significant patents or trademarks. Our products and services are available to other telecommunication companies.

 Employees

 As of January 23, 2003, we had approximately 67 full-time and 3 part-time employees, approximately 15 of which perform administrative and financial functions, approximately 27 of which perform customer support duties and approximately 28 of which have experience in telecommunications operations and/or sales. Approximately 39 current employees are located in Los Angeles, California, and Atlanta, Georgia, and approximately 28 employees operate in offices worldwide. No employees are represented by a labor union, and we consider our employee relations to be good.

 Risk Factors

 Our cash flow may not be sufficient to satisfy our cost of operations

 For the years ended October 31, 2002, 2001 and 2000, we recorded net losses of approximately $4.7 million, $2.7 million and $11.2 million, respectively, on revenues of approximately $24.9 million, $7.0 million and $8.6 million, respectively. As a result, we currently have a working capital deficit of over $6 million. In addition, we have a significant amount of trade payables, of which approximately 33% is past due, excluding disputes for overcharges with our underlying carriers of approximately $500,000. To be able to service our debt obligations over the course of the 2003 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise to obtain funds necessary to make required payments on our trade debt and other indebtedness, we may not be able to continue our operations.

 Our operating history makes it difficult to accurately assess our general prospects in the VoIP portion of the telecommunications industry and the effectiveness of our business strategy. In addition, we have limited meaningful historical financial data upon which to forecast our future sales and operating expenses. Our future performance will also be subject to prevailing economic conditions and to financial, business and other factors. Accordingly, we cannot assure you that we will successfully implement our business strategy or that our actual future cash flows from operations will be sufficient to satisfy our debt obligations and working capital needs.

 To implement our business strategy, we will also need to seek additional financing. There is no assurance that adequate levels of additional financing will be available at all or on acceptable terms. In addition, any additional financing will likely result in significant dilution to our existing stockholders. If we are unable to obtain additional financing on terms that are acceptable to us, we could be forced to dispose of assets to make up for any shortfall in the payments due on our debt under circumstances that might not be favorable to realizing the highest price for those assets. A portion of our assets consist of intangible assets, the value of which will depend upon a variety of factors, including the success of our business. As a result, if we do need to sell any of our assets, we cannot assure you that our assets could be sold quickly enough, or for amounts sufficient, to meet our obligations.

 We face competition from numerous, mostly well-capitalized sources

 The market for our products and services is highly competitive. We face competition from multiple sources, many of which have greater financial resources and a substantial presence in our markets and offer products or services similar to our services. Therefore, we may not be able to successfully compete in our markets, which could result in a failure to implement our business strategy, adversely affecting our ability to attract and retain new customers. In addition, competition within the industries in which we operate is characterized by, among other factors, price and the ability to offer enhanced services. Significant price competition would reduce the margins realized by us in our telecommunications operations. Many of our competitors have greater financial resources to devote to research, development and marketing, and may be able to respond more quickly to new or merging technologies and changes in customer requirements. If we are unable to provide value-added Internet products and services then we will be unable to compete in certain segments of the market, which could have an adverse impact on our business.

 The regulatory environment in our industry is very uncertain

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

 New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of our products or services using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet . Newly existing laws may cover issues that include sales and other taxes, access charges, user privacy, pricing controls, characteristics and quality of products and services, consumer protection, contributions to the Universal Service Fund, an FCC-administered fund for the support of local telephone service in rural and high-cost areas, cross-border commerce, copyright, trademark and patent infringement, and other claims based on the nature and content of Internet materials.

 Changes in the technology relating to Internet telephony could threaten our operations

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

 We need to develop and maintain strategic relationships around the world to be successful

 Our international business, in part, is dependent upon relationships with distributors, governments or providers of telecommunications services in foreign markets. The failure to develop or maintain these relationships could have an adverse impact on our business.

 We rely on two key senior executives

 Our success is dependent on our senior management team of John Jenkins and Allen Sciarillo and our future success will depend, in large part, upon our ability to retain these two individuals.

 The expansion of our VoIP product offerings is essential to our survival

 We intend to expand our VoIP network and the range of enhanced telecommunications services that we provide. Our expansion prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets.

 Our OTC Bulletin Board listing negatively affects the liquidity of our common stock

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


 Item 2. Properties

 Our principal executive office is located in Los Angeles, California, where we lease 6,796 square feet in two locations. Our operations and information systems are located in Atlanta, Georgia, where we lease 17,034 square feet, New York, New York, where we lease 104 square feet under a co-location agreement, and Los Angeles. Our German operations are located in Mannheim and Frankfurt, Germany, where we lease 8,395 square feet. We also have sales and administrative offices in Caracas, Venezuela and Johannesburg, South Africa.

 In addition, our subsidiary in Germany, acquired from Rapid Link in October 2001, is a facilities based provider of telecommunications services and utilizes significant property and equipment to operate its business. As of October 31, 2002, $475,000, or 15% of our total property and equipment was located at our Germany subsidiary. We believe that our facilities are sufficient for the operation of our business for the foreseeable future.


 Item 3. Legal Proceedings

 On June 12, 2001, Cygnus Telecommunications Technology, LLC, filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to our "international call-back" technology. This technology drives our Re-Origination services and allows our foreign based customers to initiate international telephone calls by first calling a switch in the United States, which then initiates a "call back" to the customer sight providing the customer with an open phone line to place a call anywhere in the world. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek compensatory and punitive damages as well as attorneys' fees and costs.

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent us from providing "call back" services. We filed a cross motion for summary judgment of non-infringement. Both motions were denied. We intend to refile the motion for summary judgment for non-infringement. We intend to continue defending this case vigorously, though our ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time.

 On June 3, 2002, RSL Com USA, Inc. ("RSL") filed a breach of contract suit (case no. BC275210) in the Superior Court of the State of California, County of Los Angeles, alleging that the Company owes RSL past due sums for services rendered in connection with a written Carrier Services Agreement. We have answered denying RSL's claims and, in November 2002, we filed a cross-complaint against RSL. We do not believe that RSL's claims are legitimate and intend to defend this case vigorously. At the same time, we are not presently in a position to estimate our ultimate legal and financial liability with respect to this matter.


 Item 4. Submission of Matters to a Vote of Security Holders

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                   PART II


 Item 5.  Market  for  Registrant's Common  Equity  and  Related  Stockholder
 Matters

 Market For Our Common Stock

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

 Our Common Stock is currently traded on the OTC Bulletin Board under the symbol "DTIX." Our principal executive offices are located at 17383 Sunset Boulevard, Suite 350, Los Angeles, California, 90272, and its telephone number is (310) 566-1700.

 The following table sets forth for the fiscal periods indicated the high and low closing sales price per share of our Common Stock as reported on the OTC Bulletin Board. The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

                                                       COMMON STOCK
                                                      CLOSING PRICES
                                                      --------------
                                                      HIGH      LOW
                                                      -----    -----
 FISCAL 2001
      First Quarter  . . . . . . . . . . . . . .     $ 2.34   $ 0.50
      Second Quarter . . . . . . . . . . . . . .     $ 2.63   $ 0.71
      Third Quarter  . . . . . . . . . . . . . .     $ 1.20   $ 0.62
      Fourth Quarter . . . . . . . . . . . . . .     $ 1.09   $ 0.41

 FISCAL 2002
      First Quarter  . . . . . . . . . . . . . .     $ 0.70   $ 0.29
      Second Quarter . . . . . . . . . . . . . .     $ 0.50   $ 0.21
      Third Quarter  . . . . . . . . . . . . . .     $ 0.29   $ 0.09
      Fourth Quarter . . . . . . . . . . . . . .     $ 0.13   $ 0.09


 The closing price for our Common Stock on January 23, 2003 as reported on the OTC Bulletin Board was $0.19.

 Dividends

 We have never declared or paid any cash dividends on our Common Stock and do not presently intend to pay cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings for reinvestment in our business.

 Holders of Record

 There were 453 stockholders of record as of January 23, 2003.

 Recent Sales of Unregistered Securities

 In January 2002, we issued an amended 10% convertible note to Mr. Jenkins to reflect the advance of an additional $102,433, which matures on October 24, 2003. The note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of Mr. Jenkins at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. In connection with the issuance of the amended note we also issued a warrant to Mr. Jenkins to purchase 102,433 shares of our common stock at an exercise price of $0.75 per share, which expires on January 28, 2007.

 In July 2002, we issued a second amended 10% convertible note to Mr. Jenkins to reflect the advance of an additional $300,000, which matures on October 24, 2003. The note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of Mr. Jenkins at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. In connection with the issuance of the amended note we also issued a warrant to Mr. Jenkins to purchase 300,000 shares of our common stock at an exercise price of $0.75 per share, which expires on July 8, 2007.

 Our  issuance  of  the  amended  note  and  the  warrants  was  exempt  from
 registration  under  the  Securities   Act  pursuant  to  Regulation D   and
 Section 4(2) thereof.


 Item 6.  Selected Financial Data


                                                       FISCAL YEARS ENDED OCTOBER 31
                                           -----------------------------------------------------
                                            2002        2001       2000        1999       1998
                                           -------     -------    -------     -------    -------
 CONSOLIDATED STATEMENT OF OPERATIONS
  DATA (1)
 Revenues                                 $ 24,871    $  7,002   $  8,591    $  3,117   $  2,189
 Cost of revenues                           16,590       3,625      9,971       2,982      2,155
 Operating expenses                         11,667       5,365      9,142       4,028      1,399
 Other income (expense)                     (1,298)        647       (655)         79       (101)
 Gain on sale of software business               -           -          -       5,309          -
 Loss on disposal of USC & equipment             -           -          -           -     (1,155)
 Income (loss) from continuing operations   (4,684)     (2,684)   (11,187)     (3,815)    (2,621)
 Income (loss) from discontinued
   operations                                    -           -          -         218       (103)
 Extraordinary item - forgiveness of debt        -           -          -           -          -
 Net income (loss)                          (4,684)     (2,684)   (11,187)      1,713     (2,724)

 Income (loss) from continuing
   operations per share                   $  (0.34)   $  (0.25)  $  (1.31)   $  (0.56)   $ (0.37)
 Net income (loss) per share              $  (0.34)   $  (0.25)  $  (1.31)   $   0.25    $ (0.38)

 CONSOLIDATED BALANCE SHEET DATE (1):
 Total assets
     Continuing operations                $  9,787    $ 12,644   $  6,102    $  4,467    $ 1,411
     Discontinued operations                     -           -          -           -      3,880
 Working capital (deficiency)
     Continuing operations                  (6,879)     (6,524)    (4,829)      1,251     (1,460)
     Discontinued operations                     -           -          -           -        622
 Noncurrent obligations
     Continuing operations,
       net of discount                       2,878       2,070        119         562          -
     Discontinued operations                     -           -          -           -        147
 Shareholders' (deficit) equity             (1,975)      2,079        508       2,865      1,064

 --------------------
 (1)  All numbers,  other  than per  share  numbers, are  in  thousands.  The
 results of  operations  of   our  predecessor software  business  have  been
 presented in the financial statements as discontinued operations. Results of operations in prior years have been restated to reclassify this business  as discontinued operations.


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years Ended October 31, 2002, 2001 and 2000

 This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects", "believes", "anticipates", "estimates", "plans", "expects", "intends", and similar words and expressions are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors" beginning on page 9. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business throughout this Report. The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2002, 2001, and 2000 and should be read in conjunction with our Financial Statements and the Notes thereto commencing at page F-1 hereof.

 General

 On November 2, 1999, we consummated the DTI Acquisition and, in the second quarter of fiscal 2000, we shifted focus toward our global VoIP strategy. This change in focus has lead to a significant shift from our prepaid long distance operations toward higher margin international wholesale and retail telecommunication opportunities. This strategy allows us to form local partnerships with foreign PTT's and to provide IP enabled services based on the in-country regulatory environment affecting telecommunications and data providers. In the third quarter of fiscal 2000, we further concentrated our efforts toward our global VoIP telecommunications strategy by moving our operations to Los Angeles, California. This refocusing and consolidation of operations has resulted in not only greater savings, but also higher profits and more sustainable revenues. This consolidation and reduction in staff has allowed us to significantly reduce our overhead, and although our operations have not yet produced positive cash flow, we believe that continued cost reductions and moderate revenue growth would allow us to achieve positive results in the near future.

 On October 12, 2001, we completed the acquisition from Rapid Link of certain assets and executory contracts of Rapid Link, USA, Inc. and 100% of the common stock of Rapid Link Telecommunications, GmbH, a German company. Rapid Link provides integrated data and voice communications services to both wholesale and retail customers around the world. Rapid Link built a large residential retail customer base in Europe and Asia, using Rapid Link's network to make international calls anywhere in the world. Furthermore, Rapid Link developed a VoIP network using Clarent and Cisco technology which we have used to take advantage of wholesale opportunities where rapid deployment and time to market are critical. A significant majority of our revenue in our 2002 fiscal year was derived from our Rapid Link acquisition.

 On November 19, 2002 we entered into an agreement with Global Capital Funding Group, L.P. that provided us with a two year loan of $1.25 million. A portion of the proceeds from this financing were used to pay off the remaining balance of Dial Thru's April 2001 convertible debenture with Global Capital while the remaining $807,000 has been and will be used for the Company's ongoing working capital needs.

 Critical Accounting Policies

 The consolidated financial statements include accounts of our Company and all of our majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

 Revenue Recognition

 Our revenues are generated at the time a customer uses our network to make a phone call. We sell our services to SMEs and end-users who utilize our network for international re-origination and dial thru services, and to other providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times we receive payment from our customers in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

 Financing,  Warrants   and  Amortization   of   Warrants  and   Fair   Value
 Determination

 We have traditionally financed our operations through the issuance of debt instruments that are convertible into our common stock, at conversion rates at or below the fair market value of our common stock at the time of conversion, and typically include the issuance of warrants. We have recorded these financing transactions in accordance with Emerging Issues Task Force No. 00-27. Accordingly, we recognize the beneficial conversion feature imbedded in the financings and the fair value of the related warrants on the balance sheet as deferred financing fees. The deferred financing fee is amortized over the life of the respective debt instrument.

 Carrier Disputes

 We review our vendor bills on a monthly basis and periodically disputes amounts invoiced by its carriers. Prior to the second quarter of fiscal 2001, we recorded as trade accounts payable the entire amounts owed to our vendors, including amounts in dispute. Any disputes resolved and credited to us were recorded as other income at the time the credit was issued. We subsequently changed our policy to record cost of revenues excluding disputed amounts. We review our outstanding disputes on a quarterly basis as part of the overall review of our accrued carrier costs, and adjust our liability based on management's estimate of amounts owed.

 Revenues

 Our primary source of revenue is the sale of voice and fax traffic internationally over our VoIP network, which is measured in minutes, primarily to SMEs, residential users, and wholesale customers. We charge our customers a fee per minute of usage that is dependent on the destination of the call and is recognized in the period in which the call is completed.

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

 General and administrative expenses include salaries, payroll taxes, benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, information technology and human resources. Sales and marketing expenses include salaries, payroll taxes, benefits and commissions that we pay for sales personnel and advertising and marketing programs, including expenses relating to our outside public relations firms. Interest expense and financing costs relate primarily to the amortization of deferred financing fees on our various debt instruments.


 Quarterly Results of Operations

 The following table sets forth selected unaudited quarterly information for our last eight fiscal quarters:

                                                         Quarter Ended
                                     January 31     April 30       July 31     October 31       Year
                                          $             $             $             $             $
                                      ---------     ---------     ---------     ---------     ----------
 2002
  Revenue                             6,586,754     6,086,154     6,138,790     6,059,234     24,870,932
  Loss from operations               (1,002,479)     (922,941)     (727,007)     (734,107)    (3,386,534)
  Net loss                           (1,285,893)   (1,239,814)   (1,082,615)   (1,075,858)    (4,684,180)
  Basic and diluted loss
    per share from operations             (0.10)        (0.09)        (0.08)        (0.07)         (0.34)

 2001
  Revenue                               890,620       903,639     1,654,079     3,553,524      7,001,862
  Loss from operations                 (991,223)     (682,600)     (497,762)   (1,159,563)    (3,331,148)
  Net Income (loss)                     382,191    (1,193,171)     (594,871)   (1,278,455)    (2,684,306)
  Basic and diluted income (loss)
    per share from operations              0.03         (0.11)        (0.05)        (0.12)         (0.25)


 Results of Operations - 2002 Versus 2001

 Due to the Rapid Link acquisition in October 2001, our Results of Operations for fiscal year 2002 includes a full year of related operations, while fiscal year 2001 includes one month of related operations.


 Revenues

 For our fiscal year ended October 31, 2002, we had revenues of $24,870,000, an increase of $17,870,000, or 255%, over the same period in 2001. Revenues for the fiscal year ended October 31, 2002 include $21,540,000 resulting from the customers and infrastructure acquired from Rapid Link. Recurring revenues not related to Rapid Link were reduced in our 2002 fiscal year by $1,005,000, primarily due to the loss of business from two large resellers. In absolute dollars, our retail and wholesale revenues increased by 236% and 282%, respectively, for the fiscal year ended October 31, 2002 compared to the prior fiscal year. In addition to the growth obtained by the acquisition of Rapid Link, we have successfully added new wholesale customers and new international points of termination. Furthermore, we have added to our wholesale sales force to focus on developing greater wholesale opportunities. We also plan on using our advertising credits to promote our retail products through focused advertising targeted at ethnic markets in the United States.

 Expenses

 For the fiscal year ended October 31, 2002, we had total direct costs of revenues of $16,590,000, an increase of $11,620,000, or 234%, over the same period in 2001. Costs of revenues have increased in absolute dollars due to the growth in minutes and customers as well as the increased revenue and traffic acquired from Rapid Link. As a percentage of revenues, costs of revenues were 67% of revenues for the fiscal year ended October 31, 2002 compared to 71% of revenues for the fiscal year ended October 31, 2001. Included in our cost of revenues for fiscal year 2002 are credits received from two vendors totaling $729,000 relating to disputes for minutes billed in error for periods prior to fiscal 2002. Without these credits, costs of revenues as a percentage of revenues for the fiscal year ended October 31, 2002 would have been 70%. Our costs of revenues as a percentage of revenues have improved slightly as the retail revenue acquired from Rapid Link realizes higher margins than our existing retail traffic. This margin improvement has been reduced in part by growth in our wholesale traffic. Costs of revenues as a percentage of revenues will fluctuate depending on the traffic mix between our wholesale and retail products.

 General and administrative expenses were $7,511,000 and $3,464,000 for the fiscal years ended October 31, 2002 and 2001, respectively. This absolute dollar increase of $4,047,000, or 117%, is primarily due to the addition of the Rapid Link operations. As a percentage of revenues, general and administrative expenses were 30% and 49% of revenues for the fiscal years ended October 31, 2002 and 2001, respectively. Included in general and administrative expenses is bad debt expense of $994,000 and $140,000 for the fiscal years October 31, 2002 and 2001, respectively. For the 2002 fiscal year, bad debt expense includes $525,000 attributable to non-payment from two wholesale customers, including $310,000 from our German operation. We have implemented strict credit policies and systems to closely monitor our wholesale traffic daily to reduce the risk of this type of bad debt in future periods. We also review our general and administrative expenses regularly, and continue to manage the costs accordingly to support the current business as well as anticipated near term growth.

 Sales and marketing expenses were $1,399,000, or 6% of revenues for the fiscal year ended October 31, 2002 compared to $824,000, or 12% of revenues, for the same period last year. This absolute dollar increase of $575,000, or 70%, is due to the acquisition of the Rapid Link operations. This reduction of our sales and marketing expenses as a percentage of revenues is primarily due to the increase in wholesale customer revenues as a percentage of our total revenues. A majority of our retail revenues are generated by outside agents, or  through newspaper and  periodical advertising, which  is managed by a small in-house sales and marketing group. Alternatively, we can generate significant revenues from our wholesale business with relatively few sales personnel, as wholesale customers are usually large international telecommunications companies that provide both retail and wholesale opportunities to millions of customers worldwide.

 Depreciation and amortization expenses increased to $2,437,000 from $818,000 for the fiscal years ended October 31, 2002 and 2001, respectively. This increase primarily relates to the depreciation and amortization of the assets of the business acquired from Rapid Link. A majority of our depreciation and amortization expenses relate to the equipment utilized in our VoIP network. In accordance with Statement of Accounting Standards No. 142, effective November 1, 2001, we no longer amortize goodwill. Had we amortized goodwill for fiscal year 2002, we would have recognized $220,000 in additional amortization expense.

 For the fiscal year ended October 31, 2002, interest expense and financing costs of $1,275,000 were due primarily to the amortization of deferred financing fees on our convertible debentures and our related party notes payable. For the fiscal year ended October 31, 2001 $709,000 of interest expense and financing fees were primarily attributable to amortization of deferred financing fees associated with our convertible notes which were converted to equity in March 2001, and the fair value of additional warrants issued to the holders of the notes which were fully vested at the time of issuance.

 Settlements with two major carriers over charges in prior periods amounted to a total credit to the statements of operations of $1,789,000 for the fiscal year ended October 31, 2001. Of this amount, $780,000 was the result of a settlement with Star Telecommunications. Also included was $447,000 representing common stock received from Star in connection with our dispute settlement. This amount was subsequently written off due to the Chapter 11 bankruptcy filing by Star.

 As a result of the foregoing, we incurred a net loss of $4,684,000, or $0.34 per share, for the fiscal year ended October 31, 2002, compared with a net loss of $2,684,000 or $0.25 per share, for the fiscal year ended October 31, 2001.


 Results of Operations - 2001 Versus 2000

 Revenues

 For the fiscal year ended October 31, 2001, we had revenues from continuing operations of $7,002,000, a decrease of $1,589,000 or 19% over fiscal 2000. Revenues in 2001 included $1,572,000 resulting from the purchase of Rapid Link. Our international long distance business as described above generated revenues of $5,429,000 for the fiscal year ended October 31, 2001 compared to $5,836,000 for the fiscal year ended October 31, 2000. The remaining revenue for 2000 of $2,755,000 was derived from the prepaid long distance business that we have discontinued. Resources devoted to the discontinuation of the prepaid business, as well as a shift in our strategic focus have prevented us from fully developing and marketing our redirected business, resulting in a slight decline in revenues from international long distance services. We now devote all of our resources to providing international communication services in niche markets to SME's either through direct sales efforts, outside sales agents or resellers in each market.

 Expenses

 For the fiscal year ended October 31, 2001, we had total direct costs of revenues relating to revenues from continuing operations of $4,967,000, a decrease of $5,004,000, or 50%, from $9,971,000 in fiscal 2000. Included in the cost is $1,194,000 attributable to Rapid Link operations. In addition, during the fiscal year ended October 31, 2001 we received credits from our vendors totaling $1,340,000, including a $780,000 carrier usage credit as part of our settlement of litigation with Star Telecommunications. This amount was included as a reduction of costs of revenues. Excluding the impact of Rapid Link and the credits from our vendors, costs of revenues were $3,773,000 or 69% of revenues, for the fiscal year ended October 31, 2001, compared to $9,971,000, or 116% of revenues, for the fiscal year ended October 31, 2000. A substantial portion of this negative margin for 2000 related to our sale of prepaid phone cards for use between the United States and Mexico. Changes in competitive pricing structures combined with changes in predicted average call durations resulted in carrier costs exceeding revenues. By focusing our business away from low margin prepaid calling cards to delivering higher margin international communication services to SME's in niche markets utilizing our VoIP network, we have realized higher margins on sales across our product lines.

 General and administrative expenses were $3,464,000 and $5,202,000 for the fiscal years ended October 31, 2001 and October 31, 2000, respectively. This decrease of $1,738,000, or 33% includes $539,000 attributable to Rapid Link operations. Excluding the expenses associated with Rapid Link, general and administrative expenses decreased by 44% from the prior period. The change in our business away from prepaid calling cards, which requires a larger infrastructure to support and control a large volume of transactions, as well as our decision to consolidate our US operations into one location has resulted in an overall drop in general and administrative expenses in absolute dollars. It is anticipated that general and administrative expense will grow in absolute dollars and as a percentage of revenues in the short term due to the acquisition of Rapid Link, as a majority of the acquired infrastructure supports a large retail customer base.

 Sales and marketing expenses were $824,000, or 12% of revenues for the fiscal year ended October 31, 2001, compared to $863,000, or 10% of revenues, for the same period in fiscal 2000. Included in sales and marketing expenses for 2001 is $16,000 attributable to Rapid Link operations. The increase in sales and marketing as a percentage of revenues is the result of our investment in startup operations in Latin America. In addition, Rapid Link uses newspapers and periodicals to advertise its services, which we will continue and increase in order to grow the acquired customer base.

 Depreciation and amortization expenses attributable to continuing operations increased $253,000 or 45%, from $565,000 for the fiscal year ended October 31, 2000 to $818,000 for the fiscal year ended October 31, 2001. Of this increase, $195,000 relates to the depreciation and amortization of the assets of the business acquired from Rapid Link. The remaining increase of $58,000 is attributable to the increase in depreciation expense for telephone switching equipment, which was purchased in late fiscal 1999, as well as the amortization of goodwill related to the DTI Acquisition.

 The fiscal 2000 and 2001 interest expense is primarily attributable to our $1.0 million convertible notes, which had original deferred financing fees totaling $609,000, and were being amortized over a three year period. The notes were converted to equity in March 2001, and the remaining unamortized deferred financing fees of $315,000 were charged to expense. In connection with the conversion of the notes into equity, we issued 150,000 warrants to the note holders on March 13, 2001, and recorded $144,000 as the fair value of the warrants. This amount was recorded as interest expense for the fiscal year ended October 31, 2001. In addition, during fiscal 2001, we incurred $150,000 in financing fees relating to our convertible debenture, which was issued in April, 2001. These financing fees include $144,000 relating to a beneficial conversion feature provided by our April 2001 convertible debenture agreement, which provides for a below market conversion of 30% applied to the fair market value of our common stock at each conversion of the convertible debenture.

 As a result of the foregoing, we incurred a net loss $2,684,000, or $0.25 per share, for the fiscal year ended October 31, 2001, compared with a net loss of $11,187,000, or $1.31 per share, for the fiscal year ended October 31, 2000.


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

 At October 31, 2002, we had cash and cash equivalents of approximately $489,000, an increase of $394,000 from the balance at October 31, 2001. As of October 31, 2002, we had a working capital deficit of approximately
 $6,879,000, compared to a working capital deficit of approximately $6,524,000 at October 31, 2001. As of October 31, 2002, our current assets of approximately $2,006,000 included net accounts receivable of approximately $1,370,000, which has decreased over the balance of $1,833,000 at October 31, 2001 primarily due to a writeoff of $215,000 for a single wholesale customer in the first quarter of fiscal 2002. As revenue increases, we do not anticipate a commensurate increase in our accounts receivable as a majority of our customers pay in advance for service, or on a weekly basis.

 Net cash used in operating activities was $1,202,000 for the fiscal year ended October 31, 2002, compared to $950,000 for the fiscal year ended October 31, 2001. The net cash used in operating activities for the fiscal year ended October 31, 2002 was primarily due to a net loss of $4,684,000 adjusted for: bad debt expense of $994,000; non-cash interest expense of $924,000; depreciation and amortization of $2,437,000; and net changes in operating assets and liabilities of ($1,199,000). For the fiscal year ended October 31, 2001, the net cash used in operating activities was comprised of a net loss of $2,684,000 adjusted for: depreciation and amortization of $818,000; stock and warrants issued for services of $259,000; non-cash interest expense of $598,000; non-cash vendor credit of ($780,000); and net changes in operating assets and liabilities of $713,000.

 During the fiscal year ended October 31, 2002, net cash provided by investing activities was $1,008,000, compared to net cash used in investing activities of $1,556,000 for the fiscal year ended October 31, 2001. The net cash provided by investing activities for the year ended October 31, 2002 is primarily attributable to a refund of a license fee previously paid on behalf of our German subsidiary of $1,425,000. The investing activities for the year ended October 31, 2001 included approximately $1.5 million used for the purchase of Rapid Link. Investing activities also include capital expenditures of $417,000 and $61,000 for the fiscal years ended October 31, 2002 and 2001, respectively.

 Net cash provided by financing activities for the fiscal year ended October 31, 2002, totaled $588,000, compared to $2,528,000 for fiscal 2001. For the fiscal year ended October 31, 2002, significant components of net cash provided by financing activities include $550,000 in net proceeds from a convertible debenture, $300,000 in proceeds from a shareholder note payable, offset by $184,000 in payments on capital leases, and $93,000 of financing fees. For the fiscal year ended October 31, 2001, the significant components of net cash provided by financing activities include $1,000,000 in net proceeds from the issuance of our convertible debentures, and proceeds of $1,599,000 from notes issued to three of our executives, offset primarily by $106,000 in payments on capital leases.

 We have an accumulated deficit of approximately $40.6 million as of October 31, 2002, as well as a working capital deficit of approximately $6.9 million. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing. As of the date of this report:

   1) We obtained additional financing of $1,250,000 in November 2002. Since the beginning of April 2001, we have raised $4.7 million in debt financing.
   2) We have negotiated payment terms of approximately $400,000 of our past due trade payables with one of our largest vendors, and we have agreed to remit equal monthly installments in excess of our normal monthly usage billing. We have also settled a dispute with a vendor and thereby reduced our accounts payable by approximately $700,000, which is reflected in the October 31, 2002 balance sheet.
   3) During fiscal year 2002, our German subsidiary received a net $1 million refund for a license fee previously paid, which was used to pay down past due liabilities.

 Although we have been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. Failure to obtain sufficient capital could materially affect our operations and expansion strategies. As a result of the aforementioned factors and related uncertainties, there is considerable doubt about our ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the fiscal year ended October 31, 2002 were $507,000 and we do not anticipate significant spending for fiscal 2003.

 On April 11, 2001, we executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P, which provided financing of $1,000,000. The Debenture's maturity date was April 11, 2003. Subsequent to fiscal year 2002, this debenture was paid in full through the issuance of a subsequent loan from Global Capital Funding Group, L.P.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. With an original maturity date of October 24, 2003, these Notes were amended subsequent to fiscal year 2002 and now mature on February 24, 2004. These Notes are secured by selected Company assets and are convertible into our common stock at the option of the holder at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which warrants expire on October 24, 2006. For the year ended October 31, 2002, an additional $402,433 was added to the Notes and an additional 402,433 warrants to acquire our common stock were issued in connection with the financing.

 On January 28, 2002, we executed a 6% convertible debenture (the "Second Debenture") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. With an original maturity date of January 28, 2003, the Second Debenture was amended subsequent to fiscal year 2002 and now matures on February 24, 2004. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price.


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


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 A change in our accountants was previously reported in a current report on Form 8-K filed on November 7, 2001, August 2, 2002 and August 23, 2002.


                                   PART III


 Item 10. Directors and Executive Officer of the Registrant


 The following table sets forth certain information regarding our executive officers and directors.


               Name             Age       Position with the Company
          ---------------       ---       --------------------------------
          John Jenkins          41        Chairman, Chief Executive
                                          Officer, President and Director
          Allen Sciarillo       38        Executive Vice President, Chief
                                          Financial Officer, Secretary and
                                          Director
          Lawrence Vierra       57        Executive Vice President and
                                          Director
          Robert M. Fidler      63        Director
          Nick DeMare           47        Director
          David Hess            41        Director


 JOHN JENKINS has served as our Chairman of the Board and Chief Executive Officer since October 2001, and has served as our President and a director since December 1999. Mr. Jenkins has also served as the President of Dial Thru.com, Inc., one of our subsidiaries, since November 1999. In May 1997, Mr. Jenkins founded Dial Thru International Corporation (subsequently dissolved in November 2000), and served as its President and Chief Executive Officer until joining us in November 1999. Prior to 1997, Mr. Jenkins served as the President and Chief Financial Officer for Golden Line Technology, a French telecommunications company. Prior to entering the telecommunications industry, Mr. Jenkins owned and operated several software, technology and real estate companies. Mr. Jenkins holds degrees in physics and business/economics.

 ALLEN SCIARILLO has been our Chief Financial Officer, Executive Vice President and Secretary since July 2001 and was elected as a director in May 2002. From January to March 2001, Mr. Sciarillo was the Chief Financial Officer of Star Telecommunications, Inc., a global facilities-based telecommunications carrier. Prior to that time, Mr. Sciarillo served as Chief Financial Officer of InterPacket Networks, a provider of Internet connectivity to Internet service providers worldwide, from July 1999 until its acquisition by American Tower Corporation in December 2000. From October 1997 to June 1999, he served as Chief Financial Officer of RSL
 Com USA, a division of RSL Com Ltd., a global facilities-based telecommunications carrier. Prior to joining RSL, Mr. Sciarillo was Vice President and Controller of Hospitality Worldwide Services, Inc. from July 1996 to October 1997. Mr. Sciarillo began his career at Deloitte & Touche and is a Certified Public Accountant.

 LAWRENCE VIERRA has served as our Executive Vice President and a director since January 2000. From 1995 through 1999, Mr. Vierra served as the Executive Vice President of RSL Com USA, Inc., an international telecommunications company, where he was primarily responsible for international sales. Mr. Vierra has also served on the board of directors and executive committees of various telecommunications companies and he has extensive knowledge and experience in the international sales and marketing of telecommunications products and services. Mr. Vierra holds degrees in marketing and business administration.

 ROBERT M. FIDLER has served as one of our directors since November 1994. Mr. Fidler joined Atlantic Richfield Company (ARCO) in 1960, was a member of ARCO's executive management team from 1976 to 1994 and was ARCO's manager of New Marketing Programs from 1985 until his retirement in 1994.

 NICK DEMARE has served as one of our directors since January 1991. Since May 1991, Mr. DeMare has been the President and Chief Executive Officer of Chase Management Ltd., a private company providing a broad range of administrative, management and financial services to private and public companies with varied interests in mineral exploration and development, precious and base metals production, oil and gas, venture capital and computer software. Mr. DeMare has served and continues to serve on the boards of a number of Canadian public companies, three of which are SEC reporting companies; Hilton Petroleum, Ltd., Trimark Energy Ltd. and California Exploration Ltd. Mr. DeMare is a Chartered Accountant (Canada).

 DAVID HESS was elected to our board of directors in May 2002. From November 2001 until December 2002, Mr. Hess served as the Chief Executive Officer and President, North America of Telia International Carrier, Inc. Prior to joining Telia, Mr. Hess was part of a turnaround team hired by the Board of Directors of Rapid Link Incorporated. He served as the Chief Executive Officer and as a director of Rapid Link Incorporated from August 2000 until September 2001. On March 13, 2001, Rapid Link Incorporated filed for Chapter 11 bankruptcy protection. Before joining Rapid Link, Mr. Hess served as Chief Executive Officer of Long Distance International from January 1999 until its acquisition by World Access in February 2000. Mr. Hess also served as President and Chief Operating Officer of TotalTel USA from May 1995 until January 1999. Mr. Hess received a BA in Communications with a Minor in Marketing from Bowling Green State University.

 Meetings of the Board of Directors

 Our Board of Directors held one meeting during the fiscal year ended October 31, 2002. The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. There is no standing nominating committee. Each of the directors attended the meeting of the Board of Directors and all meetings of any committee on which such director served.

 Compliance with Section 16(a) of the Securities Exchange Act of 1934

 Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our
 common  stock  and  other  equity  securities  of  our  Company.   Officers,
 directors and greater than 10% stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the review of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended October 31, 2002, our executive officers, directors and all persons who own more than 10% of our common stock complied with all Section 16(a) requirements.


 Item 11. Executive Compensation

      The following table summarizes the compensation we paid, for services rendered to our Company during the fiscal years ended October 31, 2002, 2001 and 2000, to our chief executive officer and all other executive officers whose total annual salary and bonus exceeded $100,000 during fiscal 2002.


                                 Summary Compensation Table
                                                                Long Term
                                   Annual Compensation         Compensation
                                   -------------------           Awards
                                                               Securities
                                                               Underlying
 Name and principal             Salary   Bonus  Other annual  Options/SARs    All other
     position           Year     ($)      ($)   compensation       (#)     Compensation ($)
 ------------------------------------------------------------------------------------------
 John Jenkins           2002   181,042    -0-       -0-             -0-           -0-
 Chairman, CEO          2001   108,833    -0-       -0-         700,000           -0-
 and President          2000   175,950    -0-       -0-             -0-        1,599 (1)

 Allen Sciarillo        2002   141,667    -0-       -0-             -0-           -0-
 Executive Vice         2001       -0-    -0-       -0-         500,000           -0-
 President and Chief    2000       -0-    -0-       -0-             -0-            0-
 Financial Officer


  (1) Includes compensation associated with supplemental long-term disability insurance and matching 401(k) plan contributions we paid.


  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
                                    Values

      The following table sets forth information with respect to the number of options held at fiscal year end and the aggregate value of in-the-money options held at fiscal year end by each of the Named Executive Officers.


                  Shares                  Number of securities           Value of unexercised in-
                acquired on   Value    underlying unexercised options  the-money options at fiscal
                 exercise    realized    at fiscal year end (#)             year end ($) (2)
     Name          (#)       ($)(1)    Exercisable      Unexercisable  Exercisable    Unexercisable
 -------------- -----------  --------  -----------      -------------  -----------    -------------
 John Jenkins      -0-         -0-       233,333          466,667          -0-             -0-
 Allen Sciarillo   -0-         -0-       166,667          333,333          -0-             -0-


 (1) The value realized upon the exercise of stock options represents the difference between the exercise price of the stock option and the fair market value of the shares, multiplied by the number of options exercised on the date of exercise.

 (2) The value of "in-the-money" options represents the positive spread between the exercise price of the option and the fair market value of the underlying shares based on the closing stock price of our common stock on October 31, 2002, which was $0.12 per share. "In-the-money" options include only those options where the fair market value of the stock is higher than the exercise price of the option on the date specified. The actual value, if any, an executive realizes on the exercise of options will depend on the fair market value of our common stock at the time of exercise.



 Compensation of Directors

 Each of our directors who is not one of our officers receives a fee of $1,500 for each Board meeting attended. Directors are not compensated for attending committee meetings. Our directors also participate in our Equity Incentive Plan and are annually awarded non-qualified stock options for an aggregate of 5,000 shares of our common stock for services rendered to our company as a director.

 Committees of the Board of Directors

 During our 2002 fiscal year, our Audit Committee consisted of Nick DeMare and Robert Fidler. The Audit Committee makes recommendations to our Board of Directors or management concerning the engagement of our independent public accountants and matters relating to our financial statements, our accounting principles and our system of internal accounting controls. The Audit Committee also reports its recommendations to our Board as to the approval of our financial statements. The Audit Committee held one meeting during the fiscal year ended October 31, 2002, during which all members were in attendance.

 During our 2002 fiscal year, our Compensation Committee consisted of Nick DeMare and Robert Fidler. The Compensation Committee is responsible for considering and making recommendations to our Board regarding executive compensation and is also responsible for administration of our stock option and executive incentive compensation plans. The Compensation Committee held no meetings during the fiscal year ended October 31, 2002.

           COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

 The Compensation Committee is responsible for implementing, overseeing and administering the Company's overall compensation policy. The basic objectives of that policy are to (a) provide compensation levels that are fair and competitive with peer companies, (b) align pay with performance and
 (c) where appropriate, provide incentives which link executive and stockholder interests and long-term corporate objectives through the use of equity-based incentives. Overall, the compensation program is designed to attract, retain and motivate high quality and experienced employees at all levels. The principal elements of executive officer compensation are base pay, bonus and stock options, together with health benefits. The various aspects of the compensation program, as applied to the Company's Named Executive Officers, are outlined below.

 Executive officer compensation is, in large part, determined by the individual officer's ability to achieve his or her performance objectives. Each of the Company's Named Executive Officers participates in the development of an annual business strategy from which individual objectives are established and performance goals are measured periodically. Initially, the objectives are proposed by the particular officer involved. Those objectives are then determined by the Chief Executive Officer or, in the case of Mr. Jenkins's objectives, by the Board of Directors.

 Base Pay

 Initially, base pay was established at levels that were considered to be sufficient to attract experienced personnel but which would not exhaust available resources. As the Company grows, the compensation focus continues to emphasize other areas of compensation. Executive officers understand that their principal opportunities for substantial compensation lay not in enhanced base salary, but rather through appreciation in the value of previously granted stock options. Thus, base pay has not represented the most critical element of executive officer compensation.

 Mr. Jenkins, the Company's President and Chief Operating Officer through September 2001, was promoted to the position of CEO in October 2001. Mr. Jenkins' base pay for fiscal 2001 and 2002 was established at an amount considered below market in comparison to executive compensation levels for companies of similar size and maturity. The Compensation Committee established, and Mr. Jenkins accepted, below market compensation at the beginning of fiscal 2001, based on a variety of factors, including the performance of the Company, the ability of the Company to obtain funding to support its operational cash flow requirements, and a desire to save the
 Company the expense of compensation at market levels. The Compensation Committee set Mr. Jenkins' salary at $100,000 per annum for fiscal 2001, and $150,000 for 2002, compared to $175,950 for fiscal 2000.

 Bonus

 The Compensation Committee has determined that a cash incentive plan will be implemented when the Company is able to achieve positive operating results.

 Stock Options

 The Compensation Committee believes that a stock option plan provides capital accumulation opportunities to participants in a manner that fosters the alignment of the participants' interests and risks with the interests and risks of public stockholders. The Compensation Committee further believes that stock options can function to assure the continuing retention and loyalty of employees. Options that have been granted to the Named Executive Officers typically carry three-year vesting schedules. If these officers leave the Company's employ before their options are fully vested, they will lose a portion of the benefits that they might otherwise receive if they remain in the Company's employ for the entire vesting period. Stock option grants have been based upon amounts deemed necessary to attract qualified employees and amounts deemed necessary to retain such employees and to equitably reward high performance employees for their contributions to our development. For most of the Company's executive officers, stock options generally constitute the most substantial portion of the Company's compensation program.

 The Compensation Committee believes that an appropriate compensation program can help in fostering competitive operations if the program reflects a suitable balance between providing appropriate awards to key employees while at the same time effectively controlling compensation costs, principally by establishing cash compensation at competitive levels and emphasizing supplemental compensation that correlates the performance of individuals, the Company and its Common Stock.

 This report has been furnished by the Compensation Committee of the Board of Directors.

                                    Nick DeMare, Chairman
                                    Robert M. Fidler

                           AUDIT COMMITTEE MATTERS

 Independence of Audit Committee Members

 Our common stock is quoted on the OTC Bulletin Board and is governed by the standards applicable thereto. All members of the Audit Committee of the Board of Directors have been determined to be "independent directors" pursuant to the definition contained in Rule 4200(a)(15) of the National Association of Securities Dealers' Marketplace rules.

                            AUDIT COMMITTEE REPORT

 In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended October 31, 2002:

  (1) the Audit Committee reviewed and discussed the audited financial statements with our management;

  (2) the Audit Committee discussed with our independent auditors the matters required to be discussed by Statement of Auditing Standards No. 61;

  (3) based on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the 2002 Annual Report on Form 10-K for filing with the SEC.

                          By: The Audit Committee of the Board of Directors

                          Nick DeMare, Chairman
                          Robert Fidler

       COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN AMONG DIAL THRU INTERNATIONAL CORPORATION, THE NASDAQ STOCK MARKET (U.S.) COMPOSITE INDEX
                         AND THE NASDAQ STOCK MARKET


                      [ PERFORMANCE GRAPH APPEARS HERE ]

 CUMULATIVE
 TOTAL RETURN      12/31/97  12/31/98  12/31/99  12/31/00  12/31/01  12/31/02
                   --------  --------  --------  --------  --------  --------
  Dial Thru
    Int'l  Corp      $100      $ 19      $ 52      $ 91      $ 41      $  7
  NASDAQ Stock
    Market (U.S.)    $100      $137      $259      $322      $134      $103
  NASDAQ Telecom
    Index            $100      $135      $252      $212      $ 72      $ 36

 Item 12. Security Ownership of Certain Beneficial Owners and Management

 The following table sets forth certain information as of January 23, 2003, concerning those persons known to us, based on information obtained from such persons, our records and schedules required to be filed with the SEC and delivered to us, with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of such outstanding common stock, (ii) each of our current directors, (iii) each Named Executive Officer and (iv) all of our executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned. Effect has been given to shares reserved for issuance under outstanding stock options and warrants where indicated.


                                                   Number of      Percent of
        Name and address of Beneficial Owner       Shares (1)     Class (2)
        ------------------------------------       -----------    ----------
        Dodge Jones Foundation
        400 Pine Street, Suite 900                 1,000,000         5.55%
        Abilene, Texas 79601

        Joseph E. Canon
        Dodge Jones Foundation                     1,000,000 (3)     5.55%
        P.O. Box 176
        Abilene, Texas 79601

        John Jenkins
        17383 Sunset Boulevard, Suite 350          3,447,066 (4)    19.12%
        Los Angeles, California  90272

        Scotty Cook
        2602 McKinney Avenue, Suite 220              911,899 (5)     5.06%
        Dallas, Texas 75204

        Lawrence Vierra
        2353 Dolphin Court                            80,833 (6)      *
        Henderson, NV  89014

        Nick DeMare
        Chase Management                              20,280 (7)      *
        1090 West Georgia Street, Suite 1305
        Vancouver, BC V6E 3V7

        Robert M. Fidler
        987 Laguna Road                               39,000 (8)      *
        Pasadena, California 91105

        David Hess
        17383 Sunset Boulevard, Suite 350                  0          *
        Los Angeles, California 90272

        Allen Sciarillo
        17383 Sunset Boulevard, Suite 350            237,500 (9)     1.32%
        Los Angeles, CA 90272

        Global Capital Funding Group L.P.
        106 Colony Park Drive                      1,323,838 (10)    7.34%
        Cumming, GA  30040

        All Executive Officers and Directors
        as a group (6 persons)                     3,824,679        21.21%


        *  Reflects less than one percent.

       (1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are exercisable within 60 days of January 23, 2003 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of any other person.
       (2) Based upon 18,029,150 shares of common stock outstanding as of January 23, 2003.
       (3) Includes 1,000,000 shares held by Dodge Jones Foundation, of which Mr. Canon serves as the Executive Director. As such, Mr. Canon exercises voting power over all such shares.
       (4) Includes 1,697,066 shares of common stock which may be acquired through the exercise of options and warrants which are exercisable within 60 days of January 23, 2003.
       (5) Includes 399,899 shares of common stock owned by Founders Partners VI LLC, of which Founders Equity Group is the managing partner. Founders Equity Group is controlled by Mr. Cook, who exercises voting power over all such shares. Also includes 300,000 shares of common stock which may be acquired through the exercise of warrants which are exercisable within 60 days of January 23, 2003.
       (6) Includes 70,833 shares of common stock which may be acquired through the exercise of warrants which are exercisable within 60 days of January 23, 2003.
       (7) Includes 10,000 shares of common stock which may be acquired through the exercise of options which are exercisable within 60 days of January 23, 2003.
       (8) Includes 10,000 shares of common stock which may be acquired through the exercise of options which are exercisable within 60 days of January 23, 2003.
       (9) Includes 237,500 shares of common stock which may be acquired through the exercise of option and warrants which are exercisable within 60 days of January 23, 2003.
      (10) Includes 600,000 shares of common stock which may be acquired through the exercise of warrants which are exercisable within 60 days of January 23, 2002.



 Equity Compensation Plan Information

       The following table provides information about shares of our common stock that may be issued under our equity compensation plans, as of October 31, 2002:

                                                               Number of
                         Number of       Weighted-average      securities
                      securities to be    exercise price       remaining
                        issued upon       of outstanding     available for
                        exercise of          options,       future issuance
                        outstanding          warrants         under equity
                     options, warrants         and            compensation
 Plan Category           and rights           rights             plans
 -------------       -----------------   ----------------   ---------------
 Equity                5,510,391 (1)          $1.26            1,352,567
 compensation
 plans approved by
 security holders

 Equity                     -0-                n/a                -0-
 compensation
 plans not
 approved by
 security holders

 Total                  5,510,391            $1.26             1,352,567

 (1) Amount includes outstanding options granted pursuant to the 2002 Dial Thru International Corporation Equity Incentive Plan and the Amended and Restated 1990 Dial Thru International Corporation Stock Option Plan.


 Item 13. Certain Relationships and Related Transactions

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executive officers, each of whom was also one of our directors, who provided financing to our Company in the aggregate principal amount of $1,945,958. The Notes were issued as follows: (i) a note in the principal amount of $1,745,958 to John Jenkins, our Chief Executive Officer; (ii) a
 note in the principal amount of $100,000 to Allen Sciarillo, our Executive Vice President and Chief Financial Officer; and (iii) a note in the principal amount of $100,000 to Larry Vierra, our Executive Vice President. With an original maturity date of October 24, 2003, these Notes were amended subsequent to fiscal year 2002 and now mature on February 24, 2004. Each note is secured by certain of our assets. Each Note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of the holder at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.75 per share, which warrants expire on October 24, 2003.

 In January and July 2002, the Notes issued to Mr. Jenkins were amended to include additional advances in the aggregate principal amount of $402,433. We also issued to Mr. Jenkins two warrants to acquire an additional 102,433 and 300,000 shares of common stock, respectively, at an exercise price of $0.75, which warrants expire on January 28, 2007 and July 8, 2007, respectively.


 Item 14.    Controls and Procedures

 Within the 90 days prior to the filing date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our
 Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

 There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   PART IV


 Item 15. Exhibits, Financial Statements Schedules, and Reports on Form 8-K

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

   2.4 Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom & Technologies, Inc., Dial Thru International Corporation, a Delaware corporation, Dial Thru International Corporation, a California corporation, and John Jenkins (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 2, 1999 and incorporated herein by reference)

   2.5 Stock and Asset Purchase Agreement, dated as of September 18, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.1 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

   2.6 First Amendment to Stock and Asset Purchase Agreement, dated as of September 21, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.2 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

   2.7 Second Amendment to Stock and Asset Purchase Agreement, dated as of October 12, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.3 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

   2.8 Third Amendment to Stock and Asset Purchase Agreement, dated as of October 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.4 to the
   Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

   2.9 Fourth Amendment to Stock and Asset Purchase Agreement, dated as of November 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.5 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

   3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

   3.2 Amended and Restated Bylaws of Dial Thru International Corporation (filed as Exhibit 3.2 to the 1999 Form 10-K and incorporated herein by reference)

   4.1 Registration Rights Agreement between Canmax and the Dodge Jones Foundation (filed as Exhibit 4.02 to Canmax's Quarterly Report on Form 10-Q for the period ended April 30, 1997 and incorporated herein by reference)

   4.2 Registration Rights Agreement between Canmax and Founders Equity Group, Inc. (filed as Exhibit 4.02 to Canmax's Quarterly Report on Form 10-Q for the period ended April 30, 1997 and incorporated herein by reference)

   4.3 Amended and Restated Stock Option Plan of Dial Thru International Corporation (filed as Exhibit 4.3 to the 1999 Form 10-K and incorporated herein by reference)

   4.4  Securities Purchase Agreement dated April 11, 2001 (filed as  Exhibit
   4.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended April 30, 2001 and incorporated herein by reference)

   4.5 Registration Rights Agreement dated April 6, 2001 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.2 to the Company's Form S-3, File #333-71406, filed on October 11, 2001 and incorporated herein by reference)

   4.6 6% Convertible Debenture of Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.3 to the Company's Form S-3, File 333-71406, filed on October 11, 2001 and incorporated herein by reference)

   4.7 Form of Common Stock Purchase Warrant dated April 11, 2001 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.4 to the Company's Form S-3, File 333- 71406, filed October 11, 2001 and incorporated herein by reference)

   4.8 Form of Common Stock Purchase Warrant dated April 6, 2001 between D.P. Securities, Inc. and Dial Thru International Corporation (filed as
   Exhibit 4.5 to the Company's Form S-3, File 333-71406, filed on October 11, 2001 and incorporated herein by reference)

   4.9 Securities Purchase Agreement issued January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.1 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

   4.10 Registration Rights Agreement dated January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.2 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

   4.11 6% Convertible Debenture of Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.3 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

   4.12 Common Stock Purchase Warrant dated January 28, 2002 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.4 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

   10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523 (the "Form S-3"), and incorporated herein by reference)

   10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated October 31, 1998, and incorporated herein by reference)

   10.3 Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins (filed as Exhibit 4.3 to the 2000 Form 10-K and incorporated herein by reference)

   21.1*   Subsidiaries of the Registrant

   23.1*   Information regarding consent of Arthur Andersen LLP

   23.2*   Consent of King Griffin & Adamson P.C.

   99.1*   Certificate of  Chief  Executive  Officer pursuant  to  18  U.S.C.
           Section 1350.

   99.2*   Certificate of  Chief  Financial  Officer pursuant  to  18  U.S.C.
           Section 1350.

   * Filed herewith.


 (B) REPORTS ON FORM 8-K

 During the quarter ended October 31, 2002, our Company filed two Current Reports on Form 8-K.

 1. A report filed on August 2, 2002 described the Registrant's receipt of a letter from the Securities and Exchange Commission ("SEC") notifying the Registrant that Arthur Andersen had notified that SEC that Andersen would be unable to perform future audit services for the Company.

 2. A report filed on August 23, 2002, and amended on September 12, 2002, described the Registrant's appointment of King Griffin & Adamson P.C. as the Company's new independent accountant.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.


                     DIAL THRU INTERNATIONAL CORPORATION

 Date: January 29, 2003



                       By: /s/ John Jenkins
                           John Jenkins
                           CHAIRMAN, CHIEF EXECUTIVE OFFICER
                           and PRESIDENT

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



        NAME                        TITLE                         DATE
        ----                        -----                         ----

    /s/ JOHN JENKINS         Chairman, Chief Executive       January 29, 2003
    John Jenkins             Officer and President and
                             Director

    /s/ ALLEN SCIARILLO      Chief Financial Officer         January 29, 2003
    Allen Sciarillo          and secretary (principal
                             financial and principal
                             accounting officer)

    /s/ LAWRENCE VIERRA      Executive Vice President        January 29, 2003
    Lawrence Vierra          and Director

    /s/ ROBERT M. FIDLER     Director                        January 29, 2003
    Robert M. Fidler

    /s/ NICK DeMARE          Director                        January 29, 2003
    Nick DeMare

    /s/ DAVID HESS           Director                        January 29, 2003
    David Hess

                                Certification

 I, John Jenkins, certify that:

      1. I have reviewed this annual report on Form 10-K of Dial Thru International Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  January 29, 2003

 /s/ John Jenkins
 John Jenkins,
 Chief Executive Officer and Chairman

                                Certification

 I, Allen Sciarillo, certify that:

      1. I have reviewed this annual report on Form 10-K of Dial Thru International Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

           c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date:  January 29, 2003

 /s/ Allen Sciarillo
 Allen Sciarillo,
 Chief Financial Officer and Executive Vice President

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS


       1. Consolidated Financial Statements

          Reports of Independent Public Accountants

          Consolidated Balance Sheets at October 31, 2002 and 2001

          Consolidated Statements of Operations for the fiscal years ended October 31, 2002, 2001 and 2000

          Consolidated Statements of Shareholders' (Deficit) Equity for the fiscal years ended October 31, 2002, 2001 and 2000

          Consolidated Statements of Cash Flows for the fiscal years ended October 31, 2002, 2001 and 2000

          Notes to Consolidated Financial Statements

       2. Financial Statement Schedule

          Report of Independent Public Accountants as to Schedule

          Schedule II - Valuation and Qualifying Accounts


          All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


 To the Board of Directors and Shareholders of Dial Thru International Corporation

 We have audited the accompanying consolidated balance sheet of Dial Thru International Corporation and subsidiaries as of October 31, 2002, and the related consolidated statements of operations, shareholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dial Thru International Corporation and subsidiaries as of October 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

 As described in Note 1 to the October 31, 2002 financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has used significant cash flows in operations during each of the last three fiscal years. Additionally, at October 31, 2002, the Company's current liabilities exceeded its current assets by $9.7 million and the Company has a stockholders deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing or makes other arrangements to settle its payables, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. Management's plans as they relate to these issues are also explained in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ KING GRIFFIN & ADAMSON P.C.
                                          -------------------------------
                                          KING GRIFFIN & ADAMSON P.C.
 Dallas, Texas
 December 18, 2002

                REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS
                -------------------------------------------------

 The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen. Other than with respect to Andersen's review of our Quarterly Report on Form 10-Q for the period ended January 31, 2002, none of the financial information for our fiscal year ended October 31, 2002 has been reviewed by Andersen. Reclassifications were made to the financial information for the time period indicated in Andersen's previously issued report to conform that report to the financial statement presentations made with respect to our fiscal year ended October 31, 2002.



 To Dial Thru International, Inc.:

 We have audited the accompanying balance sheet of Dial Thru International, Inc. (a Delaware corporation) and subsidiaries as of October 31, 2001 and the related statement of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dial Thru International, Inc. and subsidiaries as of October 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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

 /s/ Arthur Andersen LLP
 -----------------------
 Arthur Andersen LLP

 Atlanta, Georgia
 January 9, 2002

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


 To the Board of Directors and Shareholders of Dial Thru International Corporation

 We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Dial Thru International Corporation and subsidiaries for the year ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Dial Thru International Corporation and subsidiaries for the year ended October 31, 2000, in conformity with generally accepted accounting principles.

 As described in Note C to the previously issued October 31, 2000 financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced significant losses from continuing operations and has generated negative cash flows for each of the last two fiscal years. Additionally, at October 31, 2000, the Company's current liabilities exceeded its current assets by $4,829,283. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Unless the Company obtains additional financing or makes other arrangements to settle its payables, it will not be able to meet its obligations as they come due and it will be unable to execute its long-term business plan. Management's plans as they relate to these issues are also explained in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ KING GRIFFIN & ADAMSON P.C.
                                          -------------------------------
                                          KING GRIFFIN & ADAMSON P.C.
 Dallas, Texas
 December 1, 2000


             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS


                     ASSETS
                     ------                             October 31, October 31,
                                                           2002          2001
                                                        ----------   ----------
 CURRENT ASSETS
   Cash and cash equivalents                           $   488,868  $    94,985
   Trade accounts receivable, net of allowance
     for doubtful accounts of $548,467 at October
     31, 2002 and $228,729 at October 31, 2001           1,369,955    1,832,768
   Prepaid expenses and other current assets               147,209       43,612
                                                        ----------   ----------
       Total current assets                              2,006,032    1,971,365
                                                        ----------   ----------

 PROPERTY AND EQUIPMENT, net                             3,203,663    5,135,027
 PROPERTY AND EQUIPMENT HELD FOR SALE                            -      320,307
 ADVERTISING CREDITS, net                                2,376,678    2,376,678
 INTANGIBLE ASSETS, net                                    330,613      965,093
 GOODWILL, net                                           1,796,917    1,796,917
 OTHER ASSETS                                               73,525       78,762
                                                        ----------   ----------
 TOTAL ASSETS                                          $ 9,787,428  $12,644,149
                                                        ==========   ==========

    LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY
    ----------------------------------------------

 CURRENT LIABILITIES
   Current portion of capital leases                       389,450      385,787
   Trade accounts payable                                4,422,493    4,973,338
   Accrued carrier costs                                   982,863      917,415
   Accrued liabilities                                   2,313,873    1,416,159
   Deferred revenue                                        331,786      346,294
   Deposits and other payables                             444,204      456,282
                                                        ----------   ----------
       Total current liabilities                         8,884,669    8,495,275
                                                        ----------   ----------

 CAPITAL LEASES, net of current portion                     72,365      286,102
 NOTES PAYABLE TO RELATED PARTIES, net of debt
    discount of $423,291 at October 31, 2002
    and $819,470 at October 31, 2001                     1,925,110    1,228,931
 CONVERTIBLE DEBENTURE, net of debt discount
    of $163,510 at October 31, 2002 and
    $445,155 at October 31, 2001                           880,365      554,845
 COMMITMENTS AND CONTINGENCIES (Notes 1 and 11)

 SHAREHOLDERS' (DEFICIT) EQUITY
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, none issued and outstanding              -            -
   Common stock, $.001 par value; 44,169,100 shares
     authorized; 15,074,916 shares issued at October
     31, 2002 and 12,119,090 at October 31, 2001            15,075       12,119
   Additional paid-in capital                           38,894,064   38,174,588
   Accumulated deficit                                 (40,631,392) (35,947,213)
   Accumulated other comprehensive income                 (196,057)     (88,548)
   Treasury stock, 12,022 common shares at cost            (54,870)     (54,870)
   Subscription receivable - common stock                   (1,901)     (17,080)
                                                        ----------   ----------
       Total shareholders' (deficit) equity             (1,975,081)   2,078,996
                                                        ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY  $ 9,787,428  $12,644,149
                                                        ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.


             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            Year ended October 31,
                                                 -------------------------------------------
                                                     2002             2001           2000
                                                 -----------      -----------    -----------
 REVENUES
 Re-origination and dial thru services          $ 24,870,932     $  7,001,862   $  5,836,392
 Prepaid phone cards and other                             -                -      2,755,057
                                                 -----------      -----------    -----------
 Total revenues                                   24,870,932        7,001,862      8,591,449


 COSTS AND EXPENSES
 Re-origination and dial thru services            16,590,152        4,967,214      5,750,839
 Prepaid phone cards and other                             -                -      4,220,570
 Sales and marketing                               1,398,639          824,388        862,582
 Non-cash sales and marketing expense                      -          258,616      1,937,184
 General and administrative                        7,511,063        3,464,468      5,201,608
 Impairment charge related to write down of
      advertising credits                                  -                -        575,542
 Impairment charge related to write down of
      assets held for resale                        (320,307)               -              -
 Depreciation and amortization                     2,437,305          818,324        565,188
                                                 -----------      -----------    -----------
 Total costs and expenses                         28,257,466       10,333,010     19,113,513
                                                 -----------      -----------    -----------

 Operating loss                                   (3,386,534)      (3,331,148)   (10,522,064)

 OTHER INCOME (EXPENSE)
 Interest expense and financing costs             (1,274,723)        (709,404)      (664,678)
 Other income related to settlement of disputes            -        1,789,373              -
 Foreign exchange                                    (31,976)               -              -
 Write off of investment in marketable securities          -         (446,820)             -
 Gain on sales of equipment                            9,053           13,693              -
                                                 -----------      -----------    -----------
 Total other income (expense)                     (1,297,646)         646,842       (664,678)
                                                 -----------      -----------    -----------
 NET LOSS                                       $ (4,684,180)    $ (2,684,306)  $(11,186,742)
                                                 ===========      ===========    ===========
 LOSS PER SHARE:
    Basic and diluted loss per share            $      (0.34)    $      (0.25)  $      (1.31)
                                                 ===========      ===========    ===========
 SHARES USED IN THE CALCULATION
    OF PER SHARE AMOUNTS:
      Basic and diluted common shares             13,935,782       10,900,115      8,544,105
                                                 ===========      ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.


             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY
                                                                                                      Other
                                                                                                   Accumulated Receivable -
                                     Common   Common Stock  Treasury    Additional    Accumulated Comprehensive Common
                                     Shares      Amount       Stock   Paid-in Capital   Deficit      Income      Stock      Total
                                   ----------  -----------   -------  --------------- -----------    ------     -------  ---------
Balance at October 31, 1999         6,881,005 $      6,881  $      -   $ 24,940,093  $(22,076,165) $  (5,416) $      -  $ 2,865,393

Issuance of common stock
  in connection
  with acquisition of DTI           1,000,000        1,000         -        936,500             -          -         -      937,500
Shares issued for
  advertising credits                 914,285          914         -      3,027,655             -          -         -    3,028,569
Shares issued for cash                400,000          400         -      1,399,600             -          -         -    1,400,000
Shares issued upon exercise
  of options and warrants             699,800          700         -        601,880             -          -   (17,080)     585,500
Purchase of treasury stock                  -            -   (54,870)             -             -          -         -      (54,870)
Issuance of warrants in
  connection with convertible notes         -            -         -        995,246             -          -         -      995,246
Warrants issued as compensation             -            -         -      1,937,184             -          -         -    1,937,184
Net loss                                    -            -         -              -   (11,186,742)         -         -  (11,186,742)
                                   ----------  -----------   -------    -----------   -----------   --------   -------   ----------
Balance at October 31, 2000         9,895,090 $      9,895  $(54,870)  $ 33,838,158  $(33,262,907) $  (5,416) $(17,080) $   507,780
===================================================================================================================================

Shares issued upon exercise
  of options and warrants             134,000          134         -         34,223             -          -         -       34,357
Issuance of common stock in
 connection with consulting
 agreement                             90,000           90         -        101,160             -          -         -      101,250
Conversion of convertible notes       400,000          400         -        999,600             -          -         -    1,000,000
Shares issued to a shareholder      1,000,000        1,000         -      1,030,200             -          -         -    1,031,200
Issuance of warrants in connection
  with convertible debentures               -            -         -         79,931             -          -         -       79,931
Embedded beneficial conversion
  feature related to change in
  conversion factor                         -            -         -        828,111             -          -         -      828,111
Issuance of warrants in connection
  with convertible notes-related
  party                                     -            -         -        496,598             -          -         -      496,598
Issuance of common stock in
  connection with acquisition
  of rapid link                       600,000          600         -        467,400             -          -         -      468,000
Issuance of warrants in connection
  with convertible notes                    -            -         -        141,841             -          -         -      141,841
Issuance of warrants in connection
  with consulting agreement                 -            -         -        157,366             -          -         -      157,366
COMPREHENSIVE INCOME
  Net loss                                  -            -         -              -    (2,684,306)         -         -   (2,684,306)
  Foreign currency translation
    adjustment                              -            -         -              -             -    (83,132)        -      (83,132)
                                   ----------  -----------   -------    -----------   -----------   --------   -------   ----------
    Total Comprehensive Income              -            -         -              -    (2,684,306)   (83,132)        -   (2,767,438)
                                   ------------------------------------------------------------------------------------------------
Balance at October 31, 2001        12,119,090 $     12,119  $(54,870)  $ 38,174,587  $(35,947,213) $ (88,548) $(17,080) $ 2,078,996
===================================================================================================================================

Shares issued upon exercise
  of options and warrants             175,000          175         -        69,825              -          -         -       70,000
Retirement of shares as payment
  for options                        (100,000)        (100)        -       (69,900)             -          -         -      (70,000)
Issuance of common stock in
  connection with consulting
  agreement                            25,000           25         -        13,725              -          -         -       13,750
Conversion of convertible notes
  including accrued interest        2,855,826        2,856         -       528,969              -          -         -      531,825
Issuance of warrants in connection
  with convertible debentures               -            -         -        17,096              -          -         -       17,096
Embedded beneficial conversion
  feature related to issuance
  of note payable                           -            -         -       114,154              -          -         -      114,154
Issuance of warrants in connection
  with convertible notes-related
  party                                     -            -         -        45,608              -          -         -       45,608
Cash received for subscription
  receivable-common stock                   -            -         -             -              -          -    15,179       15,179
COMPREHENSIVE INCOME
  Net loss                                  -            -         -             -     (4,684,180)         -         -   (4,684,180)
  Foreign currency translation
    adjustment                              -            -         -             -              -   (107,509)        -     (107,509)
                                   ----------  -----------   -------    -----------   -----------   --------   -------   ----------
    Total Comprehensive Income              -            -         -             -     (4,684,180)  (107,509)        -   (4,791,689)
                                   ------------------------------------------------------------------------------------------------
 Balance at October 31, 2002       15,074,916 $     15,075  $(54,870)  $ 38,894,064  $(40,631,392) $(196,057) $ (1,901) $(1,975,081)
===================================================================================================================================


 The accompanying notes are an integral part of this consolidated financial statement.


             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Year ended October 31,
                                                          ---------------------------------------
                                                             2002          2001           2000
                                                          ----------    -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $ (4,684,180)  $ (2,684,306)  $(11,186,742)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    (Gain) loss from disposal of fixed assets                 (9,053)       (13,693)       121,360
    Impairment charge related to write down
      of assets held for resale                              320,307              -              -
    Stock and warrants issued for services                    13,750        258,616      1,937,184
    Bad debt expense                                         993,698        140,167        694,526
    Inventory write-off                                            -              -         58,526
    Non-cash interest expense                                924,340        597,731        679,258
    Non-cash vendor credit                                         -       (780,000)             -
    Impairment provision on advertising credits                    -              -        575,542
    Depreciation and amortization                          2,437,305        818,324        565,188
    (Increase) decrease in:
      Trade accounts receivable                             (530,885)    (1,031,471)      (173,826)
      Prepaid expenses and other current assets             (103,597)       103,094         30,301
      Inventory                                                    -              -         82,491
      Advertising credits                                          -         76,349              -
      Effects of changes in foreign exchange rates          (107,509)       (83,132)             -
      Other assets                                            28,204        136,483       (128,851)
    Increase (decrease) in:
      Trade accounts payable                              (1,106,135)       490,194      2,854,082
      Accrued carrier costs                                   65,448        666,728              -
      Accrued liabilities                                    582,484        217,158        (78,150)
      Deferred revenue                                       (14,508)        78,628       (187,914)
      Deposits and other payables                            (12,078)        59,000              -
                                                          ----------    -----------    -----------
  Net cash used in operating activities                   (1,202,409)      (950,130)    (4,157,025)
                                                          ----------    -----------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (416,882)       (60,609)      (274,609)
  Refund of license fee                                    1,424,899              -              -
  Cash in DTI at acquisition date                                  -              -         69,137
  Payments received on note receivable                             -              -        255,000
  Cash paid for Rapid Link acquisition,
    net of cash acquired                                           -     (1,495,814)             -
                                                          ----------    -----------    -----------
  Net cash provided by (used in) investing activities      1,008,017     (1,556,423)        49,528
                                                          ----------    -----------    -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party note payable                   300,000      1,599,486              -
  Proceeds from convertible debentures                       550,000      1,000,000      1,000,000
  Payments on capital leases                                (184,279)      (106,172)       (55,140)
  Deferred financing fees                                    (92,625)             -              -
  Proceeds from exercise of stock options                          -         34,357        585,500
  Payments on note payable                                         -              -       (724,000)
  Proceeds from common stock subscription                          -              -      1,400,000
  Purchase of treasury stock                                       -              -        (54,870)
  Repayment of advances to shareholder                             -              -        (54,000)
  Cash restricted as collateral for note
    and letters of credit                                          -              -      1,237,733
  Subscription receivable-common stock                        15,179              -              -
                                                          ----------    -----------    -----------
  Net cash provided by financing activities                  588,275      2,527,671      3,335,223
                                                          ----------    -----------    -----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                   393,883         21,118       (772,274)

 Cash and cash equivalents at beginning of year               94,985         73,867        846,141
                                                          ----------    -----------    -----------
 Cash and cash equivalents at end of year                $   488,868   $     94,985   $     73,867
                                                          ==========    ===========    ===========
 SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
  Conversion of convertible debenture and
    accrued interest to common stock                     $   531,825   $          -   $          -
  Fair value of warrants issued with debt                     62,704        736,458              -
  Debt issued with embedded beneficial
    conversion feature                                       114,154        667,598              -
  Exercise of stock options in exchange for
    retirement of 100,000 common shares                       70,000              -              -
  Acquisition of customer base for payable                   340,931              -              -
  Switch equipment obtained through issuance
    of capital lease                                               -              -        227,772
  Conversion of note payable shareholder
    to note payable related party                                  -        346,000              -
  Conversion of convertible note to common stock                   -      1,000,000              -
  Common stock issued for acquisition
    of Dial Thru International                                     -      1,031,200              -
  Common stock issued for acquisition of Rapid Link                -        468,000              -
  Cash paid for interest                                           -         11,174              -


 The accompanying notes are an integral part of these consolidated financial statements.


             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED STATEMENTS

 NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

 Organization
 ------------
 Dial Thru International Corporation and subsidiaries ("DTI" or the "Company"), (formerly ARDIS Telecom & Technologies, Inc., "Ardis" and formerly Canmax, Inc., "Canmax"), was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7,
 1992, the Company renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994, its name was changed to Canmax Inc. On February 1, 1999, this predecessor company reincorporated under the laws of the State of Delaware and changed its name to ARDIS Telecom & Technologies, Inc.

 On November 2, 1999, the Company acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation, along with the rights to the name "Dial Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom & Technologies, Inc. to Dial Thru International Corporation ("DTI"). DTI is a facilities-based, global Internet Protocol (IP) communications company providing connectivity to international markets experiencing significant demand for IP enabled services. DTI provides a variety of international telecommunications services targeted to small and medium sized enterprises (SME's) that include the transmission of voice and data traffic and the provision of Web-based and other communications services. DTI utilizes Voice over Internet Protocol ("VoIP") packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmissions, and are developing a private VoIP network. DTI utilizes state-of-the-art digital fiber optic cable, oceanic cable transmission facilities, international satellites and the Internet to transport our communications.

 Nature of Business
 ------------------
 During 1998 and 1999, the Company's operations included mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers. In November 1999 with the acquisition of Dial Thru International Corporation, the Company changed its focus from prepaid calling cards to becoming a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company currently provides a variety of international and domestic communication services including international re-orignation and dial thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its VoIP Network to effectively deliver the products to the end user.

 To further enhance its product offerings and accelerate its growth plans, in October 2001, the Company acquired certain assets and liabilities of Rapid Link, Incorporated, ("Rapid Link") a leading provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world. Rapid Link's global VoIP network reaches thousands of retail customers, primarily in Europe and Asia. The acquisition has enhanced the Company's product offerings and rapidly expand the Company's VoIP strategy due to the engineering and operational expertise acquired in the transaction.

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

 Financial Condition
 -------------------
 The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute is strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $40.6 million as of October 31, 2002, as well as a working capital deficit of approximately $9.7 million. Funding of the Company's working capital deficit, current and future operating losses, and expansion of the Company will require continuing capital investment. Historically, some of the funding of the Company has been provided by a major shareholder. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing. As of the date of this report:

   1) the Company obtained additional financing of $1,250,000 in November 2002. Since the beginning of April 2001, the Company has raised $4.7 million in debt financing.
   2) the Company has negotiated payment terms of approximately $400,000 of its past due trade payables with one of its largest vendors, and the Company has agreed to remit equal monthly installments in excess of its normal monthly usage billing. The Company has also settled a dispute with a vendor and thereby reduced its accounts payable by approximately $700,000, which is reflected in the October 31, 2002 balance sheet.
   3) during fiscal year 2002, the Company's German subsidiary received a net $1 million refund for a license fee previously paid, which was used to pay down past due liabilities.

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


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation
 ---------------------------
 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, RDST, Inc., a Texas corporation, Dial Thru.com, Inc., a Delaware corporation, and DTI Com Inc., a California corporation, Dial Thru International Argentina S.A., Dial Thru International Venezuela, C.A., Dial Thru International Corporation, South Africa, and Rapid Link GmbH, a Germany company. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition
 -------------------
 The following describes the Company's revenue recognition policies:

 Revenues generated by international re-origination, dial thru services and international wholesale termination are based on minutes of customer usage. The Company records payments received in advance as deferred revenue until such services are provided. This policy applies to all international re-origination and dial thru services revenues, and is currently the primary source of the Company's revenue.

 Revenues generated by prepaid phone cards are recognized based on minutes of customer usage or upon the expiration of cards containing unused calling time. The Company records payments received in advance for prepaid services as deferred revenue until such related services are provided.

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

 Goodwill and Other Intangible Assets
 ------------------------------------
 Goodwill and other intangible assets, net of accumulated amortization, as of October 31, 2002 and 2001 consisted of the following:

                                            2002                  2001
                                        -----------           -----------
      Goodwill                         $  2,072,675          $  2,072,675
      Licenses and other                    494,669               980,537
                                        -----------           -----------
                                          2,567,344             3,053,212
      Less accumulated amortization        (439,814)             (291,202)
                                        -----------           -----------
                                       $  2,127,530          $  2,762,010
                                        ===========           ===========

 Excess of cost over fair value of net assets of company acquired ("Goodwill") represents the excess of purchase price over the fair market value of identifiable net assets at the date of acquisition. This amount was amortized on a straight-line basis over ten years through fiscal year 2001. In accordance with SFAS No. 142, goodwill is no longer amortized but instead will be assessed for impairment at least annually. Accumulated amortization of excess of cost over fair value of net assets of company acquired was $275,758 at October 31, 2002 and 2001. Had the Company not amortized goodwill for the years ended October 31, 2001 and 2000, net loss would have been $2,512,789 and $11,082,594, respectively, and loss per share would have been $0.23 and $1.30, respectively.

 The Company's German subsidiary, acquired from Rapid Link in October 2001, obtained a license from the German authorities in February 2000. This license gives the Company the right to provide and run a telecommunication network in Germany. The license was recorded at its fair market value of $933,864 as of the acquisition date, October 1, 2001. The right to use the license is unlimited, and the right does not expire. In November 2001, the Company received a refund for the full amount of the original license fee of $1.5 million. The Company anticipates that approximately $500,000 will be returned to the German authorities as a revised license fee and is accrued at October 31, 2002.

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

 Loss Per Share
 --------------
 Loss per share is computed using the weighted average number of shares of common stock outstanding during each year. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding during each year and common equivalent shares consisting of stock options and warrants, and convertible debentures (using the treasury stock method) to the extent they are dilutive.

 The shares  issuable  upon  the exercise  of  stock  options,  warrants  and convertible debentures are excluded from the calculation of net loss per share for each year as their effect on net loss for each year presented would be antidilutive. At October 31, 2002, there are 15,748,927 shares potentially issuable from outstanding stock options, warrants and convertible debentures.

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

 As such, compensation expense is recorded on the date of grant for equity issued to employees only if the current market price of the underlying stock exceeds the exercise price. In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", entities are allowed to continue to apply the provisions of APB 25 and provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

 Comprehensive Income
 --------------------
 SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), sets forth rules for the reporting and display of comprehensive income (net income plus all other changes in net assets from non owner sources) and its components in the financial statements. At October 31, 2002, 2001 and 2000 the major component of other comprehensive income consisted of an unrealized loss from currency translation, which is stated as a component of shareholders' (deficit) equity.

 Foreign Currency Translation and Foreign Currency Transaction
 -------------------------------------------------------------
 The assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Foreign currency translations resulting in gains and losses are recorded in the Statement of Operations.

 Reclassifications
 -----------------
 Certain reclassifications were made to the 2001 and 2000 consolidated financial statements to conform to the current year presentation.


 NOTE 3 - ACQUISITIONS

 Rapid Link, Inc. Acquisition
 ----------------------------
 On October 12, 2001, DTI completed the acquisition of certain assets and liabilities of Rapid Link, USA, Inc. ("Rapid Link USA") and 100% of the common stock of Rapid Link Telecommunications, GmbH, ("Rapid Link Germany") a German Company, from Rapid Link. The results of the businesses acquired from Rapid Link have been included in operations of the Company in the consolidated financial statements from the date of acquisition. Rapid Link is a provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world. The aggregate purchase price was $2,116,481, including $1,450,000 in cash, common stock valued at $468,000, and an additional $198,481 in acquisition related costs. The value of the 600,000 common shares was determined based on the closing market price of DTI's common shares on October 12, 2001. The value of the common stock is guaranteed by DTI to be no less than $300,000 at the time of the effectiveness of the Registration of the shares. As of the effectiveness of the Registration Statement relating to the shares, completed on March 28, 2002, the value of the common stock was $210,000. The incremental amount will be paid in stock and will not change the total purchase price paid for the Rapid Link acquisition.


 The fair value of assets and liabilities acquired consisted of:

       Cash                                           $    152,000
       Accounts Receivable                                 485,645
       Fixed Assets                                      4,187,647
       Intangible and others                             1,030,453
       Accrued liabilities                                (833,236)
       Accounts Payable and other                       (1,603,485)
       Deferred revenue                                   (612,758)
       Capital leases and other debt                      (690,266)
                                                       -----------
                                                      $  2,116,000
                                                       ===========

 The following unaudited pro-forma consolidated results of operations for the year ended October 31, 2001 assumes that the acquisition had occurred on November 1, 2000:
                                                        Unaudited
                                                        Year ended
                                                     October 31, 2001
                                                     ----------------
       Revenues                                       $ 32,933,450
                                                       ===========
       Net loss                                       $ (8,734,575)
                                                       ===========
       Net loss per common share (basic and diluted)  $      (0.76)
                                                       ===========
       Weighted average common shares outstanding
         (basic and diluted)                            11,500,115
                                                       ===========


 NOTE 4 - ADVERTISING CREDITS

 On September 8, 2000, the Company issued 914,285 shares (which are fully vested and nonforfeitable) of the Company's common stock in exchange for $3.2 million face value of advertising credits. These credits were issued by Millenium Media Ltd. and Affluent Media Network, national advertising agencies and media placement brokers. The Company recorded the advertising credits on the date the shares were issued, September 8, 2000, using the Company's quoted common stock price of $3.3125, totaling $3,028,569. During the fiscal year ended October 31, 2000, the Company recorded an impairment charge of $575,542 to reduce the credits to their estimated fair value, and sold a portion of the credits for cash, reducing the balance by an additional $76,349. The estimated fair value was established at the end of fiscal 2000 using a discount of 25% off the face value, which was based on management's estimate of the dollar value of the credits to be used in settling various outstanding trade obligations. Such credits can be used by the Company to place electronic media and periodical advertisements. The primary use for the media credits is to advertise products and services domestically. As the Company's focus to date has been on foreign traffic, the Company has not utilized any of the media credits. The Company is currently developing domestic products and services and management intends to utilize the media credits to advertise these new services. There is no contractual expiration date for these trade credits and there are no limitations relating to the use of these credits.


 NOTE 5 - SETTLEMENT OF LEGAL/CARRIER DISPUTES

 During the quarter ended January 31, 2001, the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The $780,000 credit for past services is recorded as OTHER INCOME RELATED TO SETTLEMENT OF DISPUTES in the accompanying statement of operations for the year ended October 31, 2001. The Company also received 1,100,000 shares of common stock of Star Telecommunications that were recorded at fair value totaling $446,820, recorded as OTHER INCOME RELATED TO SETTLEMENT OF DISPUTES which were subsequently written off as WRITE OFF OF INVESTMENT IN MARKETABLE SECURITIES during the year ended October 31, 2001. On March 13, 2001, Star Telecommunications filed for Chapter 11 reorganization. The Company will not be able to utilize its carrier services agreement with Star Telecommunications and placed no value on the future services.


 NOTE 6 - CONVERTIBLE DEBT

 Convertible Debenture with Global Capital Funding Group L.P.
 ------------------------------------------------------------
 On April 11, 2001, the Company executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P, which provided financing of $1,000,000. The Debenture maturity date is April 11, 2003. The Debenture is secured by certain property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 80% of the average of the five lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. During the fourth quarter of 2001, the Formula Conversion Price was adjusted downward to 70% in accordance with the terms of the Debenture as the Company's registration statement was not declared effective by the Securities and Exchange Commission on the date required by the Debenture. The Company has calculated the beneficial conversion feature embedded in the Debenture in accordance with EITF No. 00-27 and recorded approximately $497,000 as debt discount. This debt discount is being amortized over the two-year life of the Debenture. For the years ended October 31, 2002 and 2001, the Company recorded approximately $276,000 and $106,000, respectively, as interest expense. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. The Company recorded debt discount of approximately $80,000 relating to the issuance of the warrants. This amount represents the relative fair value of the warrants in accordance with EITF No. 00-27, and the Company is amortizing the debt discount over the two year life of the Debenture. For the years ended October 31, 2002 and 2001, the Company has recorded interest expense of approximately $39,000 and $25,000, respectively, relating to the warrants. During the year ended October 31, 2002, Global Capital Funding Group L.P. converted $506,125 of debt into approximately 2,856,000 shares of the Company's stock.

 Convertible Debenture with GCA Strategic Investment Fund Limited
 ----------------------------------------------------------------
 On January 28, 2002, the Company executed a 6% convertible debenture (the "Second Debenture") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The Second Debenture maturity date is January 28, 2003. The Second Debenture is secured by certain property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. In connection with the Second Debenture, the Company paid $92,625 as financing fees, which are being amortized over the one-year life of the Second Debenture using the Interest Method. For the year ended October 31, 2002, the Company recorded interest expense of approximately $70,000 relating to these financing fees. The Company has calculated the beneficial conversion feature embedded in the Second Debenture in accordance with EITF No. 00-27 and recorded approximately $114,000 as debt discount. This debt discount is being amortized over the one-year life of the Second Debenture. For the year ended October 31, 2002, the Company recorded approximately $86,000 as interest expense. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.40 per share, which expire on January 28, 2007. The Company recorded debt discount of approximately $17,000 related to the issuance of the warrants. This amount represents the relative fair value of the warrants in accordance with EITF No. 00-27, and the Company is amortizing the debt discount over the one-year life of the Second Debenture. For the year ended October 31, 2002, the Company has recorded interest expense of approximately $13,000 relating to the warrants.


 NOTE 7 - NOTES PAYABLE - RELATED PARTY

 In October 2001, the Company executed 10% convertible notes (the "Notes") with three executives of the Company, which provided financing of $1,945,958. The maturity date of each note is October 24, 2003. The Notes are secured by all Company assets. Each Note is convertible into the
 Company's common stock at the option of the holder at anytime. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the Notes in accordance with EITF No. 00-27 and recorded debt discount of approximately $171,000 which will be amortized over two years. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the initial maturity of the Notes of two years. For the two years ended October 31, 2002 and 2001, the Company has recorded approximately $410,000 and $9,000, respectively, of interest expense. In January 2002, an additional $102,433 was added to the Notes in exchange for an existing note payable. The Company also issued to the holder of the Notes warrants to acquire an additional 102,433 shares of common stock at an exercise price of $0.75, which expire on January 28, 2007. Additional debt discount of approximately $24,000 was recorded during the first quarter of fiscal 2002. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the remaining life of the Notes. For the year ended October 31, 2002, the Company has recorded approximately $10,000 of interest expense relating to the warrants. In July 2002, an additional $300,000 was added to the Notes, representing incremental monies loaned by a shareholder. The Company also issued to the holder of the Notes warrants to acquire an additional 300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007. Additional debt discount of approximately $22,000 was recorded during the year ended October 31, 2002.


 NOTE 8 - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following at October 31:

                                                      2002            2001
                                                  -----------     -----------
 Telephone switch equipment                      $  4,609,703    $  4,415,093
 Leasehold improvements                               334,661         262,085
 Furniture and fixtures                               274,918         229,554
 Computer and office equipment                        822,960         785,156
 Computer software                                  1,011,772         849,619
                                                  -----------     -----------
                                                    7,054,014       6,541,507
 Less: accumulated depreciation and amortization   (3,850,351)     (1,406,480
                                                  -----------     -----------
                                                 $  3,203,663    $  5,135,027
                                                  ===========     ===========

 At October 31, 2002 and 2001, the gross amount of capital lease assets and related accumulated amortization recorded under capital leases were as follows:

                                                  2002            2001
                                              -----------     -----------
 Telephone switch equipment                  $    833,981    $    792,502
 Office equipment                                  12,580          11,494
                                              -----------     -----------
                                                  846,561         803,996
 Less: accumulated amortization                  (344,230)       (110,619)
                                              -----------     -----------
                                             $    502,331    $    693,377
                                              ===========     ===========

 Amortization  of  assets  held  under   capital  leases  is  included   with
 depreciation  expense.   Depreciation  and   amortization   expense  totaled
 $2,437,305, $818,324 and $565,188 in 2002, 2001, and 2000, respectively.


 NOTE 9 - PROPERTY AND EQUIPMENT HELD FOR SALE

 Property and equipment held for sale represents internally constructed equipment for the prepaid telecommunications industry. On October 31, 2000, the Company entered into an Asset Purchase Agreement to sell this technology for $1 million, however the sale was not consummated. The Company will continue to search for a buyer for the asset, and is current utilizing the assets as collateral against its $1 million convertible debenture. As the potential sale of this equipment is currently uncertain, this equipment was written-off during the year ended October 31, 2002.


 NOTE 10 - STOCK OPTIONS AND WARRANTS

 Warrant Issuances to Employees

 Employee warrant activity for the three years ended October 31, 2002 was as follows:
                                                                   Weighted
                                        Number       Warrant       Average
                                          of          Price        Exercise
                                        Shares      Per Share       Price
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 1999                    1,025,000   $0.46 - 0.80    $    0.54

 Warrants granted                       820,000    0.81 - 1.44         1.36
 Warrants exercised                   (125,000)           0.53         0.53
 Warrants canceled                    (810,000)    0.46 - 1.44         0.76
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2000                      910,000    0.53 - 1.44         1.09

 Warrants granted                     1,945,958           0.78         0.78
 Warrants exercised                           -              -            -
 Warrants canceled                     (100,000)          0.53         0.53
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2001                    2,755,958    0.53 - 1.44         0.89

 Warrants granted                       402,433           0.75         0.75
 Warrants exercised                           -              -            -
 Warrants canceled                     (145,000)          1.44         1.44
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2002                    3,013,391   $0.75 - 2.25    $    0.83
                                      =========    ===========     ========

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

 In October 2001, the Company issued, in connection with a convertible note agreement, warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Deferred financing fees of approximately $657,000 were recorded during the fourth quarter of fiscal 2001. In accordance with EITF 00-27, the Company determined the deferred financing fee by calculating the relative fair value of the warrants issued using the following assumptions: applicable risk- free interest rate based on the current treasury-bill interest rate at the grant date of 5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.36; and an expected life of the warrants of two years.

 In January and July 2002, the Company issued, in connection with the convertible note agreement noted above, warrants to acquire an aggregate of 402,433 shares of common stock at an exercise price of $0.75 per share, respectively, which expire on October 24, 2006. Deferred financing fees of approximately $46,000 were recorded in connection with the warrants. In accordance with EITF 00-27, the Company determined the deferred financing fee by calculating the relative fair value of the warrants issued using the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of $1.36 and $1.57; and an expected life of the warrants of two years.

 The warrants issued to employees that were exercisable at the years ended October 31, 2002, 2001 and 2000 were 1,701,000, 287,000, and 350,000, respectively.


 Warrant Issuances to Non-Employees
 ----------------------------------
 Non-Employee warrant activity for the three years ended October 31, 2002 was as follows:
                                                                   Weighted
                                        Number       Warrant       Average
                                          of          Price        Exercise
                                        Shares      Per Share       Price
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 1999                      195,000   $0.29 - 2.00    $    0.93

 Warrants granted                       660,000    0.46 - 3.50         1.53
 Warrants exercised                     (31,200)   0.46 - 0.81         0.61
 Warrants canceled                      (75,000)   0.53 - 0.88         0.76
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2000                      748,800    0.29 - 3.50         1.49

 Warrants granted                       575,000    0.89 - 3.00         2.80
 Warrants exercised                    (100,500)   0.01 - 0.53         0.21
 Warrants canceled                      (20,000)   0.45 - 3.00         0.45
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2001                    1,203,300    0.01 - 3.50         1.65

 Warrants granted                        50,000           0.40         0.40
 Warrants exercised                           -              -            -
 Warrants canceled                     (365,800)   0.53 - 0.88         0.74
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2002                      887,500   $0.01 - 3.50    $    1.95
                                      =========    ===========     ========


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

 The warrants issued to non-employees that were exercisable at October 31, 2002, 2001 and 2000 were 888,000, 1,103,000, and 70,000, respectively.


 Stock Options

 2002 Equity Incentive Plan

 The Company adopted the 2002 Equity Incentive Plan ("Incentive Plan"), at the Company's annual shareholder meeting in May 2002. The Incentive Plan authorized the Board of Directors to grant up to 2,000,000 options to purchase common shares  of the  Company.  The  maximum number  of shares  of common stock which may be issuable under the Incentive Plan to any individual plan participant is 500,000 shares. All options granted under the Incentive Plan have vesting periods up to a maximum of five years. The exercise price of an option granted under the Incentive Plan shall not be less than 85% of the fair value of the common stock on the date such option is granted.

 Amended and restated 1990 Stock Option Plan

 The 1990 Stock Option Plan ("1990 Stock Option Plan"), as amended, authorizes the Board of Directors to grant up to 2,300,000 options to purchase common shares of the Company. No options will be granted to any individual director or employee which will, when exercised, exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the 1990 Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of grant. All options granted under the 1990 Stock Option Plan have up to 10-year terms and have vesting periods that range from 0 to 3 years from the grant date. The exercise price of any options granted under the 1990 Stock Option Plan is the fair market value at the date of grant.


 The Company's stock option activity for the three years ended October 31, 2002 was as follows:

                                                                   Weighted
                                       Number        Option        Average
                                         of           Price        Exercise
                                       Shares       Per Share       Price
                                      ---------    -----------     --------
 Options outstanding at
  October 31, 1999                    1,063,300   $0.30 - 2.50    $    0.70

 Options granted                         50,000    0.46 - 1.44         1.44
 Options exercised                     (543,600)   0.30 - 2.25         0.95
 Options canceled                      (105,600)   0.40 - 2.50         1.14
                                      ---------    -----------     --------
 Options outstanding at
  October 31, 2000                      464,100    0.30 - 2.25         0.67

 Options granted                      1,930,000    0.42 - 1.50         0.55
 Options exercised                      (33,500)   0.30 - 1.41         0.40
 Options canceled                      (178,100)   0.40 - 2.50         1.10
                                      ---------    -----------     --------
 Options outstanding at
  October 31, 2001                    2,182,500    0.30 - 2.25         0.53

 Options granted                        195,000    0.21 - 0.70         0.27
 Options exercised                     (175,000)          0.40         0.40
 Options canceled                      (593,000)   0.30 - 1.88         0.77
                                      ---------    -----------     --------
 Options outstanding at
  October 31, 2002                    1,609,500   $0.09 - 1.50    $    0.44
                                      =========    ===========     ========



 The following table summarizes information about warrants and stock options outstanding at October 31, 2002:

                                                 Weighted
                                  Weighted       Average
     Range of       Options/      Average    Exercise Price Of  Options/       Prices of
     Exercise       Warrants     Remaining   Options/Warrants   Warrants   Options/Warrants
      Prices       Outstanding      Life       Outstanding     Exercisable    Exercisable
   ------------     ---------       ----           ----        ---------          ----
      $0 - $0.9     4,335,891       3.85           0.60        1,947,738          0.59
   $1.00 - $1.9       424,500       0.19           1.44          381,500          1.44
   $2.00 - $2.9       300,000       4.68           2.21          300,000          2.21
   $3.00 - $3.9       450,000       2.46           3.33          450,000          3.33
                    ---------       ----           ----        ---------          ----
                    5,510,391       3.50           0.97        3,079,238          1.26
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


                                          2002          2001         1999
 ---------------------------------------------------------------------------
 Risk-free interest rate                      4%            5%            6%
 Expected dividend yield                      0%            0%            0%
 Expected lives                          5 years       4 years     1-3 years
 Expected volatility                  99% - 157%   133% - 159%          213%


 The total value of options and warrants granted to employees during the years ended October 31, 2002, 2001 and 2000 was computed as $40,011, $900,677 and $1,119,895, respectively. If the Company had accounted for these plans in accordance with SFAS No. 123, the Company's net loss for the year ended October 31, 2002, 2001 and 2000 would have increased as follows:

                                     2002            2001            2000
                                  ----------     -----------     -----------
    Net Income (loss):
      As reported                $(4,684,180)   $ (2,684,306)   $(11,186,742)
      Pro forma                  $(5,027,880)   $ (2,950,373)   $(11,425,397)
    Net loss per share
      As reported:
        Basic and diluted        $     (0.34)   $      (0.25)   $      (1.31)
      Pro forma
        Basic and diluted        $     (0.36)   $      (0.27)   $      (1.34)


 NOTE 11 - INCOME TAXES

 The temporary differences that give rise to the deferred tax assets or liabilities at October 31, 2002 and 2001 are as follows:

                                                 2002             2001
                                              ----------       ----------
 Deferred tax assets
   Net operating loss carryovers             $13,529,415      $10,789,919
   Accounts receivable                           172,173          100,075
   Advertising credits                           190,134          190,134
   Property and equipment                        132,799                -
   Accrued liabilities                            36,627          228,714
                                              ----------       ----------
     Total gross deferred tax assets          14,061,148       11,308,842

 Deferred tax liabilities
   Property and equipment                              -          (34,314)
                                              ----------       ----------
     Total gross deferred tax liabilities              -          (34,314)
                                              ----------       ----------
                                              14,061,148       11,274,528
         Valuation allowance                 (14,061,148)     (11,274,528)
                                              ----------       ----------
   Net deferred tax assets                   $         -      $         -
                                              ==========       ==========

 The increase in the valuation allowance for the years ended October 31, 2002 and 2001 of $2.8 million and $1 million, respectively, was related primarily to a change in U.S. operating loss carryforwards.

 At October 31, 2002, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $40 million, which expire in 2006 through 2022. Utilization of U.S. net operating losses is subject to annual limitations provided for by the Internal Revenue Code. The annual limitation may also result in the expiration of net operating losses before utilization.

 Realization of tax benefits depends on having sufficient taxable income within the carryback and carryforward periods. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits as reassessment indicates that it is more likely than not that the benefits will be realized. Based on pretax losses incurred in recent years, management has established a valuation allowance against the entire U.S. net deferred asset balance.


 NOTE 12 - COMMITMENTS AND CONTINGENCIES

 The Company is obligated under various capital leases for equipment used in operating the business with terms expiring at various dates through 2005. The Company leases its branch office facilities and its corporate office under various noncancelable operating leases with terms expiring at various dates through 2007, and has also entered into various operating leases for equipment used in the Company's business. Rental expense for operating leases was $555,598, $228,882 and $290,175 for the years ended October 31, 2002, 2001 and 2000, respectively.

 Future minimum lease payments under noncancelable operating leases and capital leases as of October 31, 2002 are as follows:

                                                Capital         Operating
                                                Leases            Leases
                                              ----------       -----------
       Year ending October 31,
                        2003                 $   405,090      $    507,615
                        2004                      61,185           409,427
                        2005                      14,130           198,294
                        2006                           -           171,742
                        2007                           -            57,676
                                              ----------       -----------
       Total minimum lease payments              480,405      $  1,344,754
                                                               ===========
       Less amount representing interest         (18,590)
                                              ----------
       Present value of net minimum
            capital lease payment                461,815

       Less current installments of
         obligations under capital lease        (389,450)
                                              ----------
       Obligations under capital leases,
         excluding current installments      $    72,365
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

 On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to the Company's "international call-back" technology. This technology drives the Company's Re-Origination Services and allows its foreign based customers to initiate international telephone calls by first calling a switch in the United States, which then initiates a "call back" to the customer sight providing the customer with an open phone line to place a call anywhere in the world. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek compensatory and punitive damages as well as attorneys' fees and costs.

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent the Company from providing "call back" services. The Company filed a cross motion for summary judgment of non-infringement. Both motions were denied. The Company plans to refile the motion for summary judgment for non-infringement. The Company's ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time. The Company intends to continue defending this case vigorously.

 On June 3, 2002, RSL Com USA, Inc. ("RSL") filed a breach of contract suit (case no. BC275210) in the Superior Court of the State of California, County of Los Angeles, alleging that the Company owes RSL past due sums for services rendered in connection with a written Carrier Services Agreement. The Company has answered denying RSL's claims and, in November 2002, the Company filed a cross-complaint against RSL. The Company does not believe that RSL's claims are legitimate and intends to defend this case vigorously. At the same time, the Company is not presently in a position to estimate its ultimate legal and financial liability with respect to this matter.


 NOTE 13 - BENEFIT PLAN

 Effective January 1, 1994, the Company implemented a 401(k) Profit Sharing Plan for all employees of the Company. The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k). The Company may match employee contributions to a discretionary percentage of the employee's contribution. The Company's matching funds are determined at the discretion of the Board of Directors and are subject to a seven-year vesting schedule from the date of original employment. The Company made matching contributions of $0, $0 and $10,566 for the years ended October 31, 2002, 2001 and 2000, respectively.


 NOTE 14 - BUSINESS AND CREDIT CONCENTRATIONS

 During the year ended October 31, 2002, the Company provided wholesale services to a customer who accounted for approximately 10% of revenues, and during the year ended October 31, 2001, the Company provided wholesale services to a customer who accounted for approximately 11% of revenues.

 Management provides an allowance for doubtful accounts which reflects its estimate of the Company's uncollectible receivables. In the event of non-performance, the maximum exposure to the Company is the recorded amount of the receivable at the balance sheet date. The Company's receivables are generally not secured.


 NOTE 15 - SEGMENT INFORMATION

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

 During the year ended October 31, 2000, the Company had two major lines of business, its Dial Thru services and prepaid phone card business. During the years ended October 31, 2002 and 2001, the Company operated its Dial Thru business exclusively.

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


 Information regarding the Company's domestic and foreign revenues is as follows:

                                         All other
                                          foreign
                Africa       Germany     countries    Domestic        Total
               ---------    ---------    ---------    ----------    ----------
 Fiscal 2000  $1,891,191   $  418,347   $3,526,854   $ 2,755,057   $ 8,591,449
 Fiscal 2001   2,953,817      455,643    2,020,721     1,571,681     7,001,862
 Fiscal 2002   1,392,384    6,037,612    1,184,239    16,256,697    24,870,932


 No individual foreign country, except as noted above represented more than 10 percent of revenue. No individual foreign country represented more than 10 percent of long lived assets for any period presented.


 NOTE 16 - QUARTER-BY-QUARTER COMPARISION

 Summarized  unaudited  quarterly  financial data for the years ended October
 31, 2002, 2001 and 2000 are as follows:


 2002                                      First         Second        Third          Fourth
 Quarters:                               ----------    ----------    ----------     ----------
   Revenues, net                        $ 6,586,754   $ 6,086,154   $ 6,138,790    $ 6,059,234
   Operating loss                        (1,002,479)     (922,941)     (727,007)      (734,107)
   Net loss                              (1,285,893)   (1,239,814)   (1,082,615)    (1,075,858)
   Net loss per share-basic                   (0.10)        (0.09)        (0.08)         (0.07)
   Net loss per share-diluted                 (0.10)        (0.09)        (0.08)         (0.07)

 2001
 Quarters:
   Revenues, net                            890,620       903,639     1,654,079      3,553,524
   Operating loss                          (991,223)     (682,600)     (497,762)    (1,159,563)
   Net (loss) income                        382,191    (1,193,171)     (594,871)    (1,278,455)
   Net (loss) income per share-basic           0.03         (0.11)        (0.05)         (0.12)
   Net (loss) income per share-diluted         0.03         (0.11)        (0.05)         (0.12)

 2000
 Quarters:
   Revenues, net                          3,806,767     2,823,704       952,667      1,008,311
   Operating loss                        (2,120,381)   (4,402,381)     (848,626)    (3,150,676)
   Net loss                              (2,083,370)   (4,659,540)     (965,071)    (3,478,761)
   Net loss per share-basic                   (0.26)        (0.55)        (0.11)         (0.39)
   Net loss per share-diluted                 (0.26)        (0.55)        (0.11)         (0.39)



 NOTE 17 - CAPITAL STOCK

 During the year ended October 31, 2002, a holder of one of the Company's Debentures converted $506,125 of debt into approximately 2,856,000 shares of the Company's stock. (See Note 6).

 In November 2001, the Company issued 175,000 shares in connection with the exercise of options. The exercise price was paid with 100,000 shares of common stock, which were subsequently retired.

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

 In November 1999, the Company consummated the acquisition of substantially all of the assets and business of Dial Thru International Corporation (the "Seller"), a California corporation. The Company issued to the Seller an aggregate of 1,000,000 shares of common stock, recorded a total purchase price of $937,500 using the Company's common stock price at the time the acquisition was announced, and agreed to issue an additional 1,000,000 shares of its common stock upon the acquired business achieving specified revenue and earnings goals.

 During the years ended October 31, 2002, 2001 and 2000, options and warrants to purchase 175,000, 134,000 and 699,800, respectively, shares of common stock were exercised.


 NOTE 18 - SUBSEQUENT EVENTS

 In November  2002, the  Company  executed a  12%  note payable  with  Global
 Capital Funding Group, L.P. which provided additional financing of $1,250,000. The note's maturity date is November 2004. In conjunction with the issuance of the note, the outstanding balance of $443,000 on the Debenture (see Note 6) was paid in full.

 In January 2002, the Company amended the maturity date of the Second Debenture (see Note 6) from January 28, 2003 to February 24, 2004. In addition, the Company cancelled the existing warrants to purchase 50,000 shares of common stock at an exercise price of $0.41 and issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.24 which expire on January 28, 2008.

 In January 2002, the Company amended the maturity date of the Notes (see
 Note 7) from October 24, 2003 to February 24, 2004.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AS TO SCHEDULE

 Board Of Directors and Stockholders
 Dial Thru International Corporation

 In connection with our audit of the consolidated financial statements of Dial Thru International Corporation and Subsidiaries referred to in our report dated December 18, 2002, we have also audited Schedule II for the year ended October 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                          /s/ KING GRIFFIN & ADAMSON P.C.
                                          -------------------------------
                                          King Griffin & Adamson P.C.
 Dallas, Texas
 December 18, 2002

        REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE

 The following report is a copy of a report previously issued by Arthur Andersen LLP ("Andersen"), which report has not been reissued by Andersen.

 We have audited, in accordance with auditing standards generally accepted in the United States, the financial statements of DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated January 9, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                               /s/ Arthur Andersen LLP
                               -----------------------
                               Atlanta, Georgia
                               January 9, 2002

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AS TO SCHEDULE

 Board Of Directors and Stockholders
 Dial Thru International Corporation

     In connection with our audit of the consolidated financial statements of Dial Thru International Corporation and Subsidiaries referred to in our report dated December 1, 2000, we have also audited Schedule II for the year ended October 31, 2000. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



                                          /s/ KING GRIFFIN & ADAMSON P.C.
                                          -------------------------------
                                          King Griffin & Adamson P.C.
 Dallas, Texas
 December 1, 2000

                      DIAL THRU INTERNATIONAL CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the years ended October 31, 2002, 2001 and 2000


                            Balance at                            Balance at
                             the beg                               the end
                            of period   Additions  Deductions     of period
                            ----------  ---------- -----------    ----------
 2002
 ----
 Allowance for doubtful
    accounts                $  228,729  $1,085,043  $ 765,305 (1) $  548,467
                             =========   =========   ========      =========
 Impairment provision for
   advertising credits      $  563,932  $        -  $       -     $  563,932
                             =========   =========   ========      =========

 2001
 ----
 Allowance for doubtful
   accounts                 $1,025,766  $  140,167  $ 937,204 (1) $  228,729
                             =========   =========   ========      =========
 Impairment provision for
   advertising credits      $  575,542  $        -  $  11,610     $  563,932
                             =========   =========   ========      =========

 2000
 ----
 Allowance for doubtful
   accounts                 $  231,675  $  983,760  $ 189,669 (1) $1,025,766
                             =========   =========   ========      =========
 Impairment provision for
   advertising credits      $        -  $  575,542  $       -     $  575,542
                             =========   =========   ========      =========

 (1) Write offs.

                                EXHIBIT INDEX

 NO. DESCRIPTION OF EXHIBIT

 21.1  Subsidiaries of the Registrant

 23.1  Information Regarding Consent of Arthur Andersen LLP

 23.2  Consent of King Griffin & Adamson P.C.

 99.1  Certificate of Chief Executive Officer pursuant to 18 U.S.C.
       Section 1350

 99.2  Certificate of Chief Financial Officer pursuant to 18 U.S.C.
       Section 1350