Form 10-Q
period 2003-01-31
DIAL THRU INTERNATIONAL CORP
filed 2003-03-17
CIK 913659

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2003
                                  -----------
                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _____

                          Commission File Number 0-22636
                                    -------

                       DIAL THRU INTERNATIONAL CORPORATION
  ---------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Delaware                                75-2461665
  -------------------------------------      --------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

       17383 Sunset Boulevard, Suite 350
         Los Angeles, California                          90272
  ----------------------------------------   --------------------------------
   (Address of principal executive offices)            (Zip Code)

                                (310) 566-1700
  ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
  ---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of March 13, 2003, 16,031,942 shares of common stock, $.001 par value per share, were outstanding.

 PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements


             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                      ASSETS
                      ------                          January 31,  October 31,
                                                          2003         2002
                                                       ----------   ----------
                                                      (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                          $   634,524  $   488,868
   Trade accounts receivable, net of allowance for
    doubtful accounts of $555,121 at January 31,
    2003 and $548,467 at October 31, 2002               1,154,304    1,369,955
   Prepaid expenses and other current assets              293,912      147,209
                                                       ----------   ----------
       Total current assets                             2,082,740    2,006,032
                                                       ----------   ----------

 PROPERTY AND EQUIPMENT, net                            2,796,879    3,203,663
 ADVERTISING CREDITS, net                               2,376,678    2,376,678
 INTANGIBLE ASSETS, net                                   340,950      330,613
 GOODWILL, net                                          1,796,917    1,796,917
 OTHER ASSETS                                              90,873       73,525
                                                       ----------   ----------
 TOTAL ASSETS                                         $ 9,485,037  $ 9,787,428
                                                       ==========   ==========

        LIABILITIES AND SHAREHOLDERS' DEFICIT
        -------------------------------------

 CURRENT LIABILITIES
   Current portion of capital leases                      345,431      389,450
   Trade accounts payable                               5,009,555    5,405,356
   Accrued liabilities                                  2,561,160    2,313,873
   Deferred revenue                                       389,566      331,786
   Deposits and other payables                            444,204      444,204
                                                       ----------   ----------
       Total current liabilities                        8,749,916    8,884,669

 CAPITAL LEASES, net of current portion                    57,323       72,365
 NOTES PAYABLE, net of debt discount of
   $39,967 at January 31, 2003                          1,210,033            -
 NOTES PAYABLE TO RELATED PARTIES, net of debt
   discount of $338,708 at January 31, 2003 and
   $423,291 at October 31, 2002                         2,009,693    1,925,110
 CONVERTIBLE DEBENTURE, net of debt discount
   of $163,510 at October 31, 2002                        550,000      880,365

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value, 10,000,000
    shares authorized, none issued and outstanding              -            -
   Common stock, $.001 par value; 44,169,100 shares
    authorized; 15,798,728 shares issued at January
    31, 2003 and 15,074,916 at October 31, 2002            15,799       15,075
   Additional paid-in capital                          38,994,751   38,894,064
   Accumulated deficit                                (41,713,506) (40,631,392)
   Accumulated other comprehensive income                (332,201)    (196,057)
   Treasury stock, 12,022 common shares at cost           (54,870)     (54,870)
   Subscription receivable - common stock                  (1,901)      (1,901)
                                                       ----------   ----------
       Total shareholders' deficit                     (3,091,928)  (1,975,081)
                                                       ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $ 9,485,037  $ 9,787,428
                                                       ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                          Three Months Ended
                                                             January 31,
                                                          2003         2002
                                                       ----------   ----------
 REVENUES                                             $ 5,654,701  $ 6,586,754

 COSTS AND EXPENSES
   Cost of revenues                                     4,138,833    4,545,744
   Sales and marketing                                    313,377      365,545
   General and administrative                           1,411,083    2,000,411
   Depreciation and amortization                          499,831      677,533
                                                       ----------   ----------
     Total costs and expenses                           6,363,124    7,589,233
                                                       ----------   ----------
     Operating loss                                      (708,423)  (1,002,479)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs                  (377,177)    (268,441)
   Foreign exchange                                         3,486      (23,526)
   Gain on sales of equipment                                   -        8,553
                                                       ----------   ----------
     Total other income (expense)                        (373,691)    (283,414)
                                                       ----------   ----------
 NET LOSS                                             $(1,082,114) $(1,285,893)
                                                       ==========   ==========
 LOSS PER SHARE:
   Basic and diluted loss per share                   $     (0.07) $     (0.10)
                                                       ==========   ==========
 SHARES USED IN THE CALCULATION
  OF PER SHARE AMOUNTS:
   Basic and diluted common shares                     15,720,053   12,729,932
                                                       ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                          Three Months Ended
                                                             January 31,
                                                          2003         2002
                                                       ----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                           $(1,082,114) $(1,285,893)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Gain from disposal of fixed assets                         -       (8,553)
     Stock and warrants issued for services                     -       13,750
     Bad debt expense                                      11,367      319,512
     Non-cash interest expense                            260,396      182,672
     Depreciation and amortization                        499,831      677,533
     (Increase) decrease in:
       Trade accounts receivable                          204,284      (12,895)
       Prepaid expenses and other current assets         (146,703)    (154,756)
       Effects of changes in foreign exchange rates      (206,804)      57,673
       Other assets                                        23,500       14,464
     Increase (decrease) in:
       Trade accounts payable                            (386,847)  (1,051,134)
       Accrued liabilities                                252,146      416,457
       Deferred revenue                                    57,780       47,367
                                                       ----------   ----------
   Net cash used in operating activities                 (513,164)    (783,803)
                                                       ----------   ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                     (32,724)     (43,217)
   Refund of license fee                                        -    1,424,899
                                                       ----------   ----------
   Net cash provided by (used in) investing activities    (32,724)   1,381,682
                                                       ----------   ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                           1,250,000            -
   Proceeds from convertible debentures                         -      550,000
   Payments on capital leases                             (68,015)     (87,847)
   Deferred financing fees                                (47,441)     (92,625)
   Payments on convertible debentures                    (443,000)           -
                                                       ----------   ----------
   Net cash provided by financing activities              691,544      369,528
                                                       ----------   ----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                145,656      967,407

 Cash and cash equivalents at beginning of period         488,868       94,985
                                                       ----------   ----------
 Cash and cash equivalents at end of period           $   634,524  $ 1,062,392
                                                       ==========   ==========
 SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
   AND FINANCING ACTIVITIES
   Conversion of convertible debenture and accrued
     interest to common stock                         $    55,734  $         -
   Fair value of warrants issued with debt                 45,677      154,973
   Conversion of convertible note to common stock               -      350,000


  The accompanying notes are an integral part of these consolidated financial statements.

                          DIAL THRU INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Dial Thru International Corporation and its subsidiaries, "DTI" or "the Company", included in this Form 10-Q are unaudited. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three month period ended January 31, 2003 have been included. Operating results for the three month period ended January 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2002.

 The Company  is a  full service,  facility-based provider  of  communication products to small and medium size businesses, both domestically and internationally. The Company provides a variety of international and domestic communication services including international dial thru, Internet voice and fax services, e-commerce solutions and other value-added communication services, using its Voice over Internet Protocol ("VoIP") Network to effectively deliver these services to the end user.

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

 The Company has also introduced VoIP to a new segment of customers by delivering a high quality, reliable and scaleable solution that uniquely addresses the needs of the rapidly growing VoIP industry.

 Estimates and Assumptions
 -------------------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


 NOTE 2 - GOING CONCERN

 The Company has an accumulated deficit of approximately $41.7 million as of January 31, 2003, as well as a working capital deficit of approximately $6.7 million. Funding of the Company's working capital deficit, current and future operating losses, and expansion will require continuing capital investment. The Company's strategy is to fund these cash requirements through operations, debt facilities and additional equity financing.

 In November 2002, the Company obtained additional financing of $1,250,000, a portion of which was used to repay the balance of the Company's April 11, 2001 convertible debenture with Global Capital Funding Group L.P.

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


 NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

 On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. These expanded disclosures will be required for the Company's second quarter ending April 30, 2003. The Company anticipates that it will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, the Company believes that the adoption of this standard will have no material impact on its financial position, results of operations or cash flows.


 NOTE 4 - ADVERTISING CREDITS

 On September 8, 2000, the Company issued 914,285 shares (which are fully vested and non-forfeitable) of the Company's common stock in exchange for $3.2 million face value of advertising credits. These credits were issued by Millenium Media Ltd. and Affluent Media Network, national advertising agencies and media placement brokers. The Company recorded the advertising credits on the date the shares were issued, September 8, 2000, using the Company's quoted common stock price of $3.3125, totaling $3,028,569. During the fiscal year ended October 31, 2000, the Company recorded an impairment charge of $575,542 to reduce the credits to their estimated fair value, and sold a portion of the credits for cash, reducing the balance by an additional $76,349. The estimated fair value was established at the end of fiscal 2000 using a discount of 25% off the face value, which was based on management's estimate of the dollar value of the credits to be used in settling various outstanding trade obligations. Such credits can be used by the Company to place electronic media and periodical advertisements. The primary use for the media credits is to advertise products and services domestically. As the Company's focus to date has been on foreign traffic, the Company has not utilized any of the media credits. The Company is currently developing domestic products and services and management intends to utilize the media credits to advertise these new services. There is no contractual expiration date for these trade credits and there are no limitations relating to the use of these credits.


 NOTE 5 - NOTE PAYABLE

 In November 2002, the Company executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note's maturity date is November 8, 2004. The GC-Note is secured by $1,518,267 of certain property and equipment. In connection with the GC-Note, the Company paid $47,441 as financing fees, which are being amortized over the life of the GC-Note. During the three months ended January 31, 2003, the Company recorded approximately $6,000 as interest expense and financing fees. The Company also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on February 28, 2008. The Company recorded a debt discount of approximately $46,000 relating to the issuance of the warrants. The Company determined the additional debt discount by allocating the relative fair value to the GC-Note and the warrants. The Company is amortizing the debt discount over the two year life of the GC-Note. During the three months ended January 31, 2003, the Company has recorded interest expense of approximately $6,000 relating to the warrants.


 NOTE 6 - NOTES PAYABLE - RELATED PARTY

 In October 2001, the Company executed 10% convertible notes (the "Notes") with three executives of the Company, which provided financing in the aggregate principal amount of $1,945,958. The original maturity date of each note was October 24, 2003. In January 2003, the Company extended the maturity date of each note to February 24, 2004. The Notes are secured by all Company assets. Each Note is convertible into the Company's common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the Notes in accordance with EITF No. 00-27 and recorded debt discount of approximately $171,000 which is being amortized over two years. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the life of the Notes. During the three months ended January 31, 2003, the Company has recorded approximately $82,000 of interest expense. In January 2002, an additional $102,433 was added to the Notes in exchange for an existing note payable. The Company also issued to the holder of the Notes warrants to acquire an additional 102,433 shares of common stock at an exercise price of $0.75, which expire on January 28, 2007. Additional debt discount of approximately $24,000 was recorded during the first quarter of fiscal 2002. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the remaining life of the Notes. During the three months ended January 31, 2003, the Company has recorded approximately $3,000 of interest expense relating to the warrants. In July 2002, an additional $300,000 was added to the Notes, representing incremental monies loaned by a shareholder. The Company also issued to the holder of the Notes warrants to acquire an additional 300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007.


 NOTE 7 - CONVERTIBLE DEBT

 Convertible Debenture with Global Capital Funding Group L.P.

 In April 2001, the Company executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P. ("Global"), which provided financing of $1,000,000. In November 2002, the Debenture's outstanding balance of $443,000 was paid in full following the issuance of a new note to Global (see Note 5). In November 2002, the remaining unamortized deferred financing fees of approximately $131,000 on the Debenture were recorded to interest expense.

 Convertible Debenture with GCA Strategic Investment Fund Limited

 In January 2002, the Company executed a 6% convertible debenture (the "Second Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000. The Second Debenture's original maturity date was January 28, 2003. The Second Debenture is secured by certain property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. In connection with the Second Debenture, the Company paid $92,625 in financing fees, which were amortized over the original life of the Second Debenture. During the three months ended January 31, 2003, the Company has recorded interest expense of approximately $23,000 relating to these financing fees. The Company calculated the beneficial conversion feature embedded in the Second Debenture in accordance with EITF No. 00-27 and recorded approximately $114,000 as debt discount. This debt discount was amortized over the original life of the Second Debenture. For the three months ended January 31, 2003, the Company has recorded approximately $28,000 as interest expense. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The Company recorded debt discount of approximately $17,000 related to the issuance of the warrants. The Company determined the debt discount by allocating the relative fair value to the Second Debenture and the warrants, and the Company amortized the debt discount over the original life of the Second Debenture. For the three months ended January 31, 2003, the Company has recorded interest expense of approximately $4,000 relating to the warrants. In January 2003, the Company and GCA agreed to extend the maturity date of the Second Debenture to November 8, 2004. In consideration for this extension, in February 2003, the Company adjusted the exercise price of the previously issued warrants to $0.21 per share. The Company also issued to the holder of the Second Debenture warrants to purchase 100,000 shares of common stock also at an exercise price of $0.21 per share, which warrants expire on February 8, 2008.


 NOTE 8 - SHAREHOLDERS' EQUITY

 During the three months ended January 31, 2003, the holder of the Company's Debenture converted $50,875 of debt and $4,859 of accrued interest into approximately 724,000 shares of the Company's common stock.


 NOTE 9 - COMMITMENTS AND CONTINGENCIES

 On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District court, Central District of California, with respect to the Company's "international call-back" technology. This technology drives the Company's Re-Origination Services and allows its foreign based customers to initiate international telephone calls by first calling a switch in the United States, which then initiates a "call-back" to the customer site providing the customer with an open phone line to place a call anywhere in the world. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek compensatory and punitive damages as well as attorney's fees and costs.

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent the Company from providing "call back" services. The Company filed a cross motion for summary judgment of non-infringement. Both motions were denied. The Company intends to refile the motion for summary judgment for non-infringement. The Company intends to continue defending this case vigorously, though its ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time.


 NOTE 10 - RECLASSIFICATIONS

 Certain reclassifications were made to the 2002 consolidated financial statements to conform to current year presentation.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 FORWARD-LOOKING STATEMENTS

 This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects", "believe", "anticipates", "estimate", "plans", "expect", "intends", and similar words and expressions are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made throughout this Report which describe certain factors which affect our business. The following discussion and analysis of financial condition and results of operations covers the three months ended January 31, 2003 and 2002 and should be read in conjunction with our Financial Statements and the Notes thereto.

 General

 On November 2, 1999, we consummated the DTI Acquisition and, in the second quarter of fiscal 2000, we shifted focus toward our global VoIP strategy. This change in focus has lead to a significant shift from our prepaid long distance operations toward higher margin international wholesale and retail telecommunication opportunities. This strategy allows us to form local partnerships with foreign Postal, Telephone and Telegraph companies (those entities responsible for providing telecommunications services in foreign markets and are usually government owned or controlled) and to provide IP enabled services based on the in-country regulatory environment affecting telecommunications and data providers. In the third quarter of fiscal 2000, we further concentrated our efforts toward our global VoIP telecommunications strategy by moving our operations to Los Angeles, California. This refocusing and consolidation of operations has resulted in not only greater savings, but also higher profits and more sustainable revenues. This consolidation and reduction in staff has allowed us to significantly reduce our overhead, and although our operations have not yet produced positive cash flow, we believe that continued cost reductions and moderate revenue growth would allow us to achieve positive results in the near future.

 On October 12, 2001, we completed the acquisition from Rapid Link of certain assets and executory contracts of Rapid Link, USA, Inc. and 100% of the common stock of Rapid Link Telecommunications, GmbH, a German company. Rapid Link provides integrated data and voice communications services to both wholesale and retail customers around the world. Rapid Link built a large residential retail customer base in Europe and Asia using Rapid Link's network to make international calls anywhere in the world. Furthermore, Rapid Link developed a VoIP network using Clarent and Cisco technology which we have used to take advantage of wholesale opportunities where rapid deployment and time to market are critical. A significant majority of our revenue in our 2002 fiscal year was derived from our Rapid Link acquisition.

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

 Critical Accounting Policies

 The consolidated financial statements include accounts of our Company and all of our majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

 Revenue Recognition

 Our revenues are generated at the time a customer uses our network to make a phone call. We sell our services to small and medium-sized enterprises and end-users who utilize our network for international re-origination and dial thru services, and to other providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times we receive payment from our customers in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

 Financing, Warrants and Amortization of Warrants and Fair Value Determination

 We have traditionally financed our operations through the issuance of debt instruments that are convertible into our common stock, at conversion rates at or below the fair market value of our common stock at the time of conversion, and typically include the issuance of warrants. We have recorded these financing transactions in accordance with Emerging Issues Task Force No. 00-27. Accordingly, we recognize the beneficial conversion feature imbedded in the financings and the fair value of the related warrants on the balance sheet as debt discount. The debt discount is amortized over the life of the respective debt instrument.

 Carrier Disputes

 We review our vendor bills on a monthly basis and periodically dispute amounts invoiced by our carriers. Prior to the second quarter of fiscal 2001, we recorded as trade accounts payable the entire amounts owed to our vendors, including amounts in dispute. Any disputes resolved and credited to us were recorded as other income at the time the credit was issued. We subsequently changed our policy to record cost of revenues excluding disputed amounts. We review our outstanding disputes on a quarterly basis as part of the overall review of our accrued carrier costs and adjust our liability based on management's estimate of amounts owed.

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

 General and administrative expenses include salaries, payroll taxes, benefit expenses and related costs for general corporate functions, including executive management, finance and administration, legal and regulatory, information technology and human resources. Sales and marketing expenses include salaries, payroll taxes, benefits and commissions that we pay for sales personnel and advertising and marketing programs, including expenses relating to our outside public relations firms. Interest expense and financing costs relate primarily to the amortization of deferred financing fees and debt discounts on our various debt instruments.

 Recent Accounting Pronouncements

 On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. These expanded disclosures will be required for our second quarter ending April 30, 2003. We anticipate that we will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, we believe that the adoption of this standard will have no material impact on our financial position, results of operations or cash flows.

 RESULTS OF OPERATIONS - THREE MONTHS ENDED JANUARY 31, 2003 COMPARED TO THE THREE MONTHS ENDED JANUARY 31, 2002

 REVENUES

 For the three months ended January 31, 2003, we had revenues of $5,655,000 a decrease of $932,000, or 14%, over the same period in 2002. For the three months ended January 31, 2003, 52% and 48% of our revenues were derived from our retail and wholesale customers, respectively, compared to 65% and 35%, respectively, for the three months ended January 31, 2002. In absolute dollars, our wholesale revenues have increased by 18% from the three months ended January 31, 2002 compared to the three months ended January 31, 2003, while our retail revenues have decreased by 32% over the same period. The decrease in retail revenues for the three months ended January 31, 2003 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. The increase in wholesale revenues for the three months ended
 January 31, 2003 is attributable to additions to our wholesale sales force which focuses on developing greater wholesale opportunities. We also plan on using our advertising credits to promote our retail products through focused advertising targeted at ethnic markets in the United States.

 OPERATING EXPENSES

 For the three months ended January 31, 2003, we had total direct costs of revenues of $4,139,000, a decrease of $407,000, or 9%, over the same period in 2002. As a percentage of revenues, costs of revenues were 73% of revenues for the three months ended January 31, 2003 compared to 69% of revenues for the three months ended January 31, 2002. Our costs of revenues as a percentage of revenues has increased due to a decline in our retail traffic which realizes higher margins than our wholesale traffic. Costs of revenues as a percentage of revenues will fluctuate depending on the traffic mix between our wholesale and retail products.

 General and administrative expenses were $1,411,000 and $2,000,000 for the three months ended January 31, 2003 and 2002, respectively. As a percentage of revenues, general and administrative expenses were 25% and 30% of revenues for the three months ended January 31, 2003 and 2002, respectively. Included in general and administrative expenses is bad debt expense of $11,000 and $320,000 for the three months ended January 31, 2003 and 2002, respectively. Bad debt expense for the three months ended January 31, 2002 is primarily attributable to non-payment from one wholesale customer. We have implemented strict credit policies and systems to closely monitor our wholesale traffic daily to reduce the risk of bad debt. We have further reduced our general and administrative costs by approximately $262,000 through the elimination of personnel and personnel related costs. We review our general and administrative expenses regularly, and continue to manage the costs accordingly to support the current business as well as anticipated near term growth.

 Sales and marketing expenses were $313,000, or 6% of revenues for the three months ended January 31, 2003 compared to $366,000, or 6% of revenues, for the same period last year. A majority of our revenues are generated by outside agents or through newspaper and periodical advertising, which is managed by a small in-house sales and marketing organization. We will continue to focus our sales and marketing efforts on newspaper and periodical advertising and agent related expenses to generate additional revenues. The use of our advertising credits is expected to increase sales and marketing expenses in absolute dollars in future periods.

 Depreciation and amortization expenses were $500,000 and $678,000 for the three months ended January 31, 2003 and 2002, respectively. Depreciation and amortization has decreased as a majority of our assets still in use have become fully depreciated, including a majority of the assets acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network, which requires the deployment of sophisticated routers and gateways strategically placed in our Points of Presence and vendor sites around the world.

 Interest expense  and  financing costs  are  primarily attributable  to  the amortization of deferred financing fees and debt discounts relating to our various debt instruments. For the three months ended January 31, 2003, interest expense and financing costs of $377,000 was primarily attributable to the amortization of deferred financing fees and debt discounts relating to our convertible debentures with Global Capital and GCA and our related party notes payable.

 As a result of the foregoing, we incurred a net loss of $1,082,000 or $0.07 per share, for the three months ended January 31, 2003, compared with a net loss of $1,285,893 or $0.10 per share, for the three months ended January 31, 2002.

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

 At January 31, 2003, we had cash and cash equivalents of $635,000, an increase of $146,000 from the balance at October 31, 2002. As of January 31, 2003, we had a working capital deficit of $6,667,000, compared to a working capital deficit of $6,879,000 at October 31, 2002. As of January 31, 2003, our current assets of $2,083,000 included net accounts receivable of $1,154,000, which has decreased over the balance of $1,370,000 at October 31, 2002 as a result of the Company implementing more stringent credit requirements during fiscal 2002.

 Net cash used in operating activities was $513,000 for the three months ended January 31, 2003, compared to $784,000 for the three months ended
 January 31, 2002. The net cash used in operating activities for the three months ended January 31, 2003 was primarily due to a net loss of $1,082,000 adjusted for: non-cash interest expense of $260,000; depreciation and amortization of $500,000; and net changes in operating assets and liabilities of ($203,000). For the three months ended January 31, 2002, the net cash used in operating activities was comprised of a net loss of $1,286,000 adjusted for: bad debt expense of $320,000, depreciation and amortization of $678,000; non-cash interest expense of $183,000; and net changes in operating assets and liabilities of ($683,000).

 During the three months ended January 31, 2003, net cash used in investing activities was $33,000, compared to net cash provided by investing activities of $1,382,000 for the three months ended January 31, 2002. The net cash used in investing activities for the three months ended January 31, 2003 is due to capital expenditures of $33,000. For the three months ended January 31, 2002, net cash provided by investing activities is primarily attributable to a refund of a license fee previously paid on behalf of our German subsidiary of $1,425,000 offset by capital expenditures of $43,000.

 Net cash provided by financing activities for the three months ended January 31, 2003, totaled $692,000, compared to net cash provided by financing activities of $370,000 for the three months ended January 31, 2002. For the three months ended January 31, 2003, significant components of net cash provided by financing activities include $1,250,000 in net proceeds from a note payable, offset by $443,000 in payments on convertible debentures, $68,000 in payments on capital leases, and $47,000 of deferred financing fees. For the three months ended January 31, 2002, the significant components of net cash provided by financing activities include $550,000 in proceeds from the issuance of a convertible debenture, offset by $88,000 in payments on capital leases, and $93,000 of deferred financing fees.

 We are subject to various risks in connection with the operation of our business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent us from competing successfully in the marketplace, (vi) our lack of liquidity, and (vii) our ability to raise additional capital. We have an accumulated deficit of approximately $41.7 million as of January 31, 2003, as well as a working capital deficit of approximately $6.7 million. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing.

 We obtained additional financing of $1,250,000 in November 2002, a portion of which was used to fully pay the April 11, 2001 convertible debenture with Global Capital Funding Group L.P.

 Although we have been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. As a result of the aforementioned factors and related uncertainties, there is doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the three months ended January 31, 2003 were $33,000 and we do not anticipate significant spending for the remainder of fiscal 2003.

 In April 2001, we executed a 6% convertible debenture with Global Capital Funding Group L.P, which provided financing of $1,000,000. During November 2002, the Debenture's outstanding balance of $443,000 was paid in full.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, who provided an aggregate financing of $1,945,958. The original maturity date of each note was October 24, 2003. In January 2003, we extended the maturity date of each note to February 24, 2004. The Notes are secured by all Company assets and are convertible into our common stock at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. In January 2002, an additional $102,433 was added to the Notes in exchange for an existing note payable. We also issued to the holder of the Notes warrants to acquire an additional 102,433 shares of common stock at an exercise price of $0.75, which expire on January 28, 2007. In July 2002, an additional $300,000 was added to the Notes, representing incremental monies loaned by an executive. We also issued to the holder of the Notes, warrants to acquire an additional 300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007.

 In January 2002, we executed a 6% convertible debenture (the "Second Debenture") with Global Capital Funding Group L.P, which provided financing of $550,000. The Second Debenture's original maturity date was January 28, 2003. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Second Debenture shall be at the Formula Conversion Price. We also issued to the holder of the Second Debenture warrants to acquire 50,000 shares of common stock at an exercise price of $0.41 per share which expire on January 28, 2007. In January 2003, we extended the maturity date of the Second Debenture to November 8, 2004. In consideration for this extension, in February 2003, we adjusted the exercise price of the previously issued warrants to $0.21 per share and issued additional warrants to purchase 100,000 shares of common stock also at an exercise price of $0.21 per share, which warrants expire on February 8, 2008.

 In November 2002, we executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note's maturity date is November 8, 2004. The GC-Note is secured by $1,518,267 of certain property and equipment. We also issued to the holder of the GC-Note warrants to acquire 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on February 28, 2008.


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


 ITEM 4.  CONTROLS AND PROCEDURES

    (a) Evaluation of Disclosure Controls and Procedures. Within the 90 days prior to the filing of this Quarterly Report on Form 10-Q, our Company carried out an evaluation, under the supervision and with the participation of our Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our Company's disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

    (b) Changes in Internal Controls. There have been no significant changes in our Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the most recent evaluation.


 PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings

 On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District court, Central District of California, with respect to our
 "international call-back" technology. This technology drives our Re-Origination Services and allows our foreign based customers to initiate international telephone calls by first calling a switch in the United States, which then initiates a "call-back" to the customer site providing the customer with an open phone line to place a call anywhere in the world. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek compensatory and punitive damages as well as attorney's fees and costs.

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

 Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits:

      99.1 Certification of the Chief Executive Officer, dated March 17, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certification of the Chief Financial Officer, dated March 17, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

 (b) Reports on Form 8-K

     None.


 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DIAL THRU INTERNATIONAL CORPORATION



                                By:  /s/ Allen Sciarillo
                                --------------------------------------------
                                Allen Sciarillo
                                Executive Vice President and Chief Financial
                                Officer (Principal Financial and Principal
                                Accounting Officer)

 Dated March 17, 2003

                                CERTIFICATIONS
                                --------------

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

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  March 17, 2003                        /s/ John Jenkins
                                              -------------------------------
                                              John Jenkins, Chairman, Chief
                                              Executive Officer and President

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

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date:  March 17, 2003                        /s/ Allen Sciarillo
                                              -------------------------------
                                              Allen Sciarillo,
                                              Chief Financial Officer and
                                              Executive Vice President