Form 10-Q
period 2003-04-30
DIAL THRU INTERNATIONAL CORP
filed 2003-06-16
CIK 913659

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

 [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended April 30, 2003
                                  -----------
                                       or

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of June 9, 2003, 16,201,803 shares of common stock, $.001 par value per share, were outstanding.

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements


             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                       ASSETS
                       ------                          April 30,   October 31,
                                                          2003         2002
                                                      -----------   ----------
                                                      (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                         $    954,129  $   488,868
   Trade accounts receivable, net of allowance for
    doubtful accounts of $434,975 at April 30, 2003
    and $548,467 at October 31, 2002                    1,172,212    1,369,955
   Prepaid expenses and other current assets              218,928      147,209
                                                      -----------   ----------
       Total current assets                             2,345,269    2,006,032
                                                      -----------   ----------

 PROPERTY AND EQUIPMENT, net                            2,500,470    3,203,663
 ADVERTISING CREDITS, net                               2,376,678    2,376,678
 INTANGIBLE ASSETS, net                                   326,890      330,613
 GOODWILL, net                                          1,796,917    1,796,917
 OTHER ASSETS                                              83,890       73,525
                                                      -----------   ----------
 TOTAL ASSETS                                        $  9,430,114  $ 9,787,428
                                                      ===========   ==========

        LIABILITIES AND SHAREHOLDERS' DEFICIT
        ------------------------------------

 CURRENT LIABILITIES
   Current portion of capital leases                 $    301,087  $   389,450
   Trade accounts payable                               5,705,252    5,405,356
   Accrued liabilities                                  3,092,638    2,313,873
   Deferred revenue                                       368,470      331,786
   Deposits and other payables                            444,196      444,204
   Notes payable to related parties, net of debt
     discount of $211,645 at April 30, 2003 and
     $423,291 at October 31, 2002                       2,136,756    1,925,110
                                                      -----------   ----------
       Total current liabilities                       12,048,399   10,809,779
                                                      -----------   ----------

 CAPITAL LEASES, net of current portion                    39,380       72,365
 NOTE PAYABLE, net of debt discount of $34,258
   at April 30, 2003                                    1,215,742            -
 CONVERTIBLE DEBENTURE, net of debt discount
   of $15,056 at April 30, 2003 and $163,510
   at October 31, 2002                                    499,944      880,365

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
    shares authorized; none issued and outstanding              -            -
   Common stock, $.001 par value; 44,169,100 shares
    authorized; 16,019,920 shares issued at April
    30, 2003 and 15,074,916 shares issued at
    October 31, 2002                                       16,020       15,075
   Additional paid-in capital                          39,049,008   38,894,064
   Accumulated deficit                                (43,005,298) (40,631,392)
   Accumulated other comprehensive income                (376,310)    (196,057)
   Treasury stock, 12,022 common shares at cost           (54,870)     (54,870)
   Subscription receivable - common stock                  (1,901)      (1,901)
                                                      -----------   ----------
       Total shareholders' deficit                     (4,373,351)  (1,975,081)
                                                      -----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $  9,430,114  $ 9,787,428
                                                      ===========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


              DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                            Three Months Ended          Six Months Ended
                                                 April 30,                  April 30,
                                         ------------------------    ------------------------
                                            2003          2002          2003          2002
                                         ----------    ----------    ----------    ----------
 REVENUES                               $ 6,013,131   $ 6,086,154   $11,667,832   $12,672,908

 COSTS AND EXPENSES
 Cost of revenues                         4,534,949     4,081,414     8,673,782     8,627,158
 Sales and marketing                        272,925       339,437       586,302       704,982
 General and administrative               1,415,294     1,972,694     2,826,377     3,973,105
 Depreciation and amortization              467,533       615,550       967,364     1,293,083
 Sales tax settlement                       350,000             -       350,000             -
                                         ----------    ----------    ----------    ----------
 Total costs and expenses                 7,040,701     7,009,095    13,403,825    14,598,328
                                         ----------    ----------    ----------    ----------
 Operating loss                          (1,027,570)     (922,941)   (1,735,993)   (1,925,420

 OTHER INCOME (EXPENSE)
 Interest expense and financing costs      (270,231)     (313,377)     (647,408)     (581,818)
 Foreign exchange                             6,009        (3,496)        9,495       (27,022)
 Gain on sales of equipment                       -             -             -         8,553
                                         ----------    ----------    ----------    ----------
 Total other income (expense)              (264,222)     (316,873)     (637,913)     (600,287)
                                         ----------    ----------    ----------    ----------
 NET LOSS                               $(1,291,792)  $(1,239,814)  $(2,373,906)  $(2,525,707)
                                         ==========    ==========    ==========    ==========
 LOSS PER SHARE:
    Basic and diluted loss per share    $     (0.08)  $     (0.09)  $    (0.15)   $     (0.19)
                                         ==========    ==========    ==========    ==========
 SHARES USED IN THE CALCULATION
    OF PER SHARE AMOUNTS:
      Basic and diluted common shares    15,964,530    13,506,173    15,840,266    13,111,620
                                         ==========    ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

           DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                          Six Months Ended
                                                              April 30,
                                                      ------------------------
                                                          2003         2002
                                                      ----------    ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(2,373,906)  $(2,525,707)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Gain from disposal of fixed assets                         -        (8,553)
    Stock and warrants issued for services                     -        13,750
    Bad debt expense                                      29,797       413,797
    Non-cash interest expense                            423,545       422,600
    Depreciation and amortization                        967,364     1,293,083
    Effects of changes in foreign exchange rates        (280,364)      (27,939)
    (Increase) decrease in:
      Trade accounts receivable                          167,946      (509,316)
      Prepaid expenses and other current assets          (71,719)     (151,150)
      Other assets                                         2,257      (122,076)
    Increase (decrease) in:
      Trade accounts payable                             300,429    (1,076,811)
      Accrued liabilities                                785,895     1,160,918
      Deferred revenue                                    36,684        16,256
      Deposits and other payables                             (8)       (1,685)
                                                      ----------    ----------
  Net cash used in operating activities                  (12,080)   (1,102,833)
                                                      ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (160,337)     (169,571)
  Refund of license fee                                        -     1,424,899
                                                      ----------    ----------
  Net cash provided by (used in) investing activities   (160,337)    1,255,328
                                                      ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from note payable                           1,250,000             -
  Proceeds from convertible debentures                         -       550,000
  Payments on capital leases                            (121,881)     (217,739)
  Deferred financing fees                                (47,441)      (92,625)
  Payments on convertible debentures                    (443,000)            -
                                                      ----------    ----------
  Net cash provided by financing activities              637,678       239,636
                                                      ----------    ----------

 NET INCREASE IN CASH AND CASH EQUIVALENTS               465,261       392,131

 Cash and cash equivalents at beginning of period        488,868        94,985
                                                      ----------    ----------
 Cash and cash equivalents at end of period          $   954,129   $   487,116
                                                      ==========    ==========
 SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
  Conversion of convertible debenture and accrued
    interest to common stock                              93,005            -
  Fair value of warrants issued with debt                 62,884      154,973
  Conversion of convertible note to common stock               -      370,000
  Exercise of stock options in exchange for
    retirement of 100,000 common shares                        -       70,000

  The accompanying notes are an integral part of these consolidated financial statements.

                          DIAL THRU INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Dial Thru International Corporation and its subsidiaries, "DTI" or "the Company", included in this Form 10-Q are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and six month periods ended April 30, 2003 have been included. Operating results for the three and six month periods ended April 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2002.

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


 NOTE 2 - GOING CONCERN

 The Company has an accumulated deficit of approximately $43.0 million as well as a working capital deficit of approximately $9.7 million as of April 30, 2003. Funding of the Company's working capital deficit, current and future operating losses, and expansion will require continuing capital investment. The Company's strategy is to fund these cash requirements through operations, debt facilities and additional equity financing.

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


 NOTE 3 - STOCK-BASED COMPENSATION

 In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for its stock-based employee compensation plans using the intrinsic valued method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the three and six months ended April 30, 2003 and 2002.

 In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and
 Disclosure" ("SFAS 148"), which amends SFAS 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. The Company anticipates that it will continue to apply APB 25. Accordingly, the Company believes that the adoption of this standard will have no material impact on its financial position, results of operations or cash flows.

 Had the Company determined compensation based on the fair value at the grant date for its stock options in accordance with SFAS 123, as amended by SFAS 148, net loss and loss per share would have been increased as follows:

                               Three Months                  Six Months
                              Ended April 30,              Ended April 30,
                          ------------------------    ------------------------
                             2003          2002          2003          2002
                          ----------    ----------    ----------    ----------
 Net loss, as reported   $(1,291,792)  $(1,239,814)  $(2,373,906)  $(2,525,707)
 Deduct: Stock based
  employee compensation
  expense determined
  under fair value
  based method               (46,597)      (85,925)     (108,060)     (171,850)
                          ----------    ----------    ----------    ----------
 Pro forma net loss      $(1,338,389)  $(1,325,739)  $(2,481,966)  $(2,697,557)
                          ==========    ==========    ==========    ==========

 Net loss per share
  As reported
    Basic and diluted    $     (0.08)  $     (0.09)  $     (0.15)  $    ( 0.19)
                          ==========    ==========    ==========    ==========
  Pro forma
    Basic and diluted    $     (0.08)  $     (0.10)  $     (0.16)  $     (0.21)
                          ==========    ==========    ==========    ==========

 The fair values under FAS 123 for options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:
                                         2003         2002
                                      ------------------------
              Expected life (years)        3            5
              Interest rate                4%           4%
              Volatilty                  133%       99% - 157%
              Dividend yield               0%           0%


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


 NOTE 5 - NOTE PAYABLE

 In November 2002, the Company executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note's maturity date is November 8, 2004. The GC-Note is secured by $1,518,267 of certain property and equipment. In connection with the GC-Note, the Company paid $47,441 as financing fees, which are being amortized over the life of the GC-Note. During the three and six months ended April 30, 2003, the Company recorded approximately $6,000 and $12,000, respectively, as interest expense. The Company also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on February 28, 2008. The Company recorded a debt discount of approximately $46,000, the fair value of the warrants, relating to the issuance of the warrants. The Company is amortizing the debt discount over the two year life of the GC-Note. During the three and six months ended April 30, 2003, the Company has recorded interest expense of approximately $6,000 and $11,000, respectively, relating to the warrants.


 NOTE 6 - NOTES PAYABLE - RELATED PARTY

 In October 2001, the Company executed 10% convertible notes (the "Notes") with three executives of the Company, which provided financing in the aggregate principal amount of $1,945,958. The original maturity date of each note was October 24, 2003. In January 2003, the Company extended the maturity date of each note to February 24, 2004. The Notes are secured by certain Company assets. Each Note is convertible into the Company's common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the Notes in accordance with EITF No. 00-27 and recorded debt discount of approximately $171,000 which is being amortized over two years. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the life of the Notes. During the three and six months ended April 30, 2003, the Company has recorded approximately $123,000 and $205,000, respectively, of interest expense. In January 2002, an additional $102,433 was added to the Notes in exchange for an existing note payable. The Company also issued to the holder of the Notes warrants to acquire an additional 102,433 shares of common stock at an exercise price of $0.75, which expire on January 28, 2007. Additional debt discount of approximately $24,000 was recorded during the first quarter of fiscal 2002. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the remaining life of the Notes. During the three and six months ended April 30, 2003, the Company has recorded approximately $4,000 and $7,000, respectively, of interest expense relating to the warrants. In July 2002, an additional $300,000 was added to the Notes, representing incremental monies loaned by a shareholder. The Company also issued to the holder of the Notes warrants to acquire an additional 300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007.


 NOTE 7 - CONVERTIBLE DEBENTURES

 Convertible Debenture with Global Capital Funding Group L.P.
 ------------------------------------------------------------
 In April 2001, the Company executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P. ("Global"), which provided financing of $1,000,000. In November 2002, the Debenture's outstanding balance of $443,000 was paid in full following the issuance of the GC-Note (see Note 5). In November 2002, the remaining unamortized deferred financing fees of approximately $131,000 on the Debenture were recorded as interest expense. During the three months ended January 31, 2003, Global converted $50,875 of debt and $4,859 of accrued interest into approximately 724,000 shares of the Company's common stock.

 Convertible Debenture with GCA Strategic Investment Fund Limited
 ----------------------------------------------------------------
 In January 2002, the Company executed a 6% convertible debenture (the "Second Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000. The Second Debenture's original maturity date was January 28, 2003. The Second Debenture is secured by certain property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. In connection with the Second Debenture, the Company paid $92,625 in financing fees, which were amortized over the original life of the Second Debenture. During the three and six months ended April 30, 2003, the Company has recorded interest expense of approximately $0 and $23,000, respectively, relating to these financing fees. The Company calculated the beneficial conversion feature embedded in the Second Debenture in accordance with EITF No. 00-27 and recorded approximately $114,000 as debt discount. This debt discount was amortized over the original life of the Second Debenture. For the three and six months ended April 30, 2003, the Company has recorded approximately $0 and $28,000, respectively, as interest expense. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The Company recorded debt discount of approximately $17,000 related to the issuance of the warrants. The Company determined the debt discount by allocating the relative fair value to the Second Debenture and the warrants, and the Company amortized the debt discount over the original life of the Second Debenture. For the three and six months ended April 30, 2003, the Company has recorded interest expense of approximately $0 and $4,000, respectively, relating to the warrants.

 In January 2003, the Company and GCA agreed to extend the maturity date of the Second Debenture to November 8, 2004. In consideration for this extension, in February 2003, the Company adjusted the exercise price of the previously issued warrants to $0.21 per share. The Company also issued to the holder of the Second Debenture warrants to purchase an additional 100,000 shares of common stock also at an exercise price of $0.21 per share, which expire on February 8, 2008. The Company recorded additional debt discount of approximately $17,000 related to the warrant exercise price adjustment and the issuance of the new warrants. The Company is amortizing the additional debt discount over the Second Debenture's extension period. For the three and six months ended April 30, 2003, the Company has recorded interest expense of approximately $2,000 relating to the warrants.

 During the three months ended April 30, 2003, GCA converted $35,000 of debt and $2,271 of accrued interest into approximately 221,000 shares of the Company's common stock.


 NOTE 8 - COMMITMENTS AND CONTINGENCIES

 On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District court, Central District of California, with respect to the Company's "international reorigination" technology. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek a license fee for the use of the technology. The Company believes that no license fee is required as the technology described in the patent is different from the technology used by the Company.

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent the Company from providing "reorigination" services. The Company filed a cross motion for summary judgment of non-infringement. Both motions were denied. The Company intends to refile the motion for summary judgment for non-infringement. The Company intends to continue defending this case vigorously, though its ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time.

 The State of Texas ("State") performed a sales tax audit of the Company's former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that the Company did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. The Company's current and former managements filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions and the failure of the State to credit the
 Company's account for sales tax remittances. In correspondence from the State in June 2003, the State agreed to consider offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on this correspondence, the Company has recorded an estimated liability of $350,000 as of and during the quarter ended April 30, 2003.

 The Company will continue to pursue its options to appeal the decision by the State. Furthermore, the Company will aggressively pursue the collection of unpaid sales taxes from former customers of Canmax.


 NOTE 9 - RECLASSIFICATIONS

 Certain reclassifications were made to the 2002 consolidated financial statements to conform to current year presentation.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 FORWARD-LOOKING STATEMENTS

 This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects", "believe", "anticipates", "estimate", "plans", "expect", "intends", and similar words and expressions are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made throughout this Report which describe certain factors which affect our business. The following discussion and analysis of financial condition and results of operations covers the three and six months ended April 30, 2003 and 2002 and should be read in conjunction with our Financial Statements and the Notes thereto.

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

 On October 12, 2001, we completed the acquisition from Rapid Link, Incorporated ("Rapid Link") of certain assets and executory contracts of Rapid Link, USA, Inc. and 100% of the common stock of Rapid Link Telecommunications, GmbH, a German company. Rapid Link provided integrated data and voice communications services to both wholesale and retail customers around the world. Rapid Link built a large residential retail customer base in Europe and Asia, using Rapid Link's network to make international calls anywhere in the world. Furthermore, Rapid Link developed a VoIP network using Clarent and Cisco technology which we have used to take advantage of wholesale opportunities where rapid deployment and time to market are critical. A significant portion of our revenue in our 2002 fiscal year was derived from the operating assets acquired through our Rapid Link acquisition.

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

 Critical Accounting Policies

 The consolidated financial statements include accounts of our Company and all of our majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

 Revenue Recognition

 Our revenues are generated at the time a customer uses our network to make a phone call. We sell our services to small and medium-sized enterprises ("SMEs") and end-users who utilize our network for international re-origination and dial thru services, and to other providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times, we receive payment from our customers in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 101.

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

 Goodwill, Intangible and Other Long-Lived Assets

 Property, plant and equipment, certain intangible and other long-lived assets are amortized over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Goodwill is assessed for impairment at least annually. Goodwill and other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

 Carrier Disputes

 We review our vendor bills on a monthly basis and periodically dispute amounts invoiced by our carriers. We record cost of revenues excluding these disputed amounts. We review our outstanding disputes on a quarterly basis as part of the overall review of our accrued carrier costs, and adjust our liability based on management's estimate of amounts owed.

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

 Recent Accounting Pronouncements

 In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), which amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. We adopted the disclosure provisions of SFAS 148 during February 2003. We anticipate that we will continue to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, we believe that the adoption of this standard will have no material impact on our financial position, results of operations or cash flows.

 RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND SIX MONTHS ENDED APRIL 30, 2003 AND 2002

 REVENUES

 For the three months ended April 30, 2003, we had revenues of $6,013,000, a decrease of $73,000, or 1%, over the same period in 2002. For the three months ended April 30, 2003, 44% and 56% of our revenues were derived from our retail and wholesale customers, respectively, compared to 58% and 42%, respectively, for the three months ended April 30, 2002. In absolute dollars, our wholesale revenues have increased by 33% from the three months ended April 30, 2002 compared to the three months ended April 30, 2003, while our retail revenues have decreased by 26% over the comparable period.

 For the six months ended April 30, 2003, we had revenues of $11,668,000 a decrease of $1,005,000, or 8%, over the same period in 2002. For the six months ended April 30, 2003, 47% and 53% of our revenues were derived from our retail and wholesale customers, respectively, compared to 62% and 38%, respectively, for the six months ended April 30, 2002. In absolute dollars, our wholesale revenues have increased by 27% from the six months ended April 30, 2002 compared to the six months ended April 30, 2003, while our retail revenues have decreased by 30% over the comparable period.

 The decrease in retail revenues for the three and six months ended April 30, 2003 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. The increase in wholesale revenues for the three and six months ended April 30, 2003 is attributable to additions to our wholesale sales force which focuses on developing greater wholesale opportunities. We are exploring opportunities to grow our retail business through use of our advertising credits and newspaper advertising.

 OPERATING EXPENSES

 Direct Costs: During the three months ended April 30, 2003 and 2002, we had total direct costs of revenues of $4,535,000 and $4,081,000, respectively, or 75% and 67% of revenues, respectively. During the six months ended April 30, 2003 and 2002, we had total direct costs of revenues of $8,674,000 and $8,627,000, respectively, or 74% and 68% of revenues, respectively. Our costs of revenues as a percentage of revenues has increased due to a decline in our retail traffic which realizes higher margins than our wholesale traffic. Costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products.

 General and Administrative Expenses: During the three months ended April 30, 2003 and 2002, we had total general and administrative expenses of $1,415,000 and $1,973,000, respectively, or 24% and 32% of revenues, respectively. During the six months ended April 30, 2003 and 2002, we had total general and administrative expenses of $2,826,000 and $3,973,000, respectively, or 24% and 31% or revenues, respectively. Included in general and administrative expenses is bad debt expense of $18,000 and $94,000 for the three months ended April 30, 2003 and 2002, respectively, and $30,000 and $414,000 for the six months ended April 30, 2003 and 2002, respectively. Bad debt expense for the six months ended April 30, 2002 is primarily attributable to non-payment from one wholesale customer. We have implemented strict credit policies and systems to closely monitor our wholesale traffic daily to reduce the risk of bad debt. We have further reduced our general and administrative costs by approximately $330,000 and $591,000, for the three and six months ended April 30, 2003, respectively, through the elimination of personnel and personnel related costs. We review our general and administrative expenses regularly, and continue to manage the costs accordingly to support the current and anticipated future business.

 Sales and Marketing Expenses: During the three months ended April 30, 2003 and 2002, sales and marketing expenses were $273,000 and $339,000, respectively, or 5% and 6% of revenues, respectively. During the six months ended April 30, 2003 and 2002, sales and marketing expenses were $586,000 and $705,000, respectively, or 5% and 6% of revenues, respectively. A majority of our revenues are generated by outside agents or through newspaper and periodical advertising, which is managed by a small in-house sales and marketing organization. We will continue to focus our sales and marketing efforts on newspaper and periodical advertising and agent related expenses to generate additional revenues. The use of our advertising credits is expected to increase sales and marketing expenses in absolute dollars in future periods.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization expenses were $468,000 and $616,000 for the three months ended April 30, 2003 and 2002, respectively, and $967,000 and $1,293,000 for the six months ended April 30, 2003 and 2002, respectively. Depreciation and amortization has decreased as a portion of our assets still in use have become fully depreciated, including a majority of the assets acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network.

 SALES TAX SETTLEMENT

 We recorded an expense of $350,000 during the three months ended April 30, 2003. This estimated cost is attributable to audit findings on our former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. The State of Texas determined that we did not properly remit sales tax on certain transactions. Our current and former managements have filed exceptions, through our outside sales tax consultant, to the State's audit findings. (See Note 8.)

 INTEREST EXPENSE AND FINANCING COSTS

 Interest expense and financing costs were $270,000 and $313,000 for the three months ended April 30, 2003 and 2002, respectively, and $647,000 and $582,000 for the six months ended April 30, 2003 and 2002, respectively. Interest expense and financing costs are primarily attributable to the amortization of deferred financing fees and debt discounts relating to our various debt instruments.

 NET LOSS

 As a result of the foregoing, for the three months ended April 30, 2003 and 2002, we incurred a net loss of $1,292,000 or $0.08 per share and $1,240,000 or $0.09 per share, respectively. For the six months ended April 30, 2003 and 2002, we incurred a net loss of $2,374,000 or $0.15 per share and $2,526,000 or $0.19 per share, respectively.

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

 At April 30, 2003, we had cash and cash equivalents of $954,000 an increase of $465,000 from the balance at October 31, 2002. As of April 30, 2003, we had a working capital deficit of $9,703,000, compared to a working capital deficit of $8,804,000 at October 31, 2002. As of April 30, 2003, our current assets of $2,345,000 included net accounts receivable of $1,172,000, which has decreased from the balance of $1,370,000 at October 31, 2002 as a result of the Company implementing more stringent credit requirements during fiscal 2002.

 Net cash used in operating activities was $12,000 for the six months ended April 30, 2003, compared to $1,103,000 for the six months ended April 30, 2002. The net cash used in operating activities for the six months ended April 30, 2003 was primarily due to a net loss of $2,374,000 adjusted for: non-cash interest expense of $424,000; depreciation and amortization of $967,000; and net changes in operating assets and liabilities of $941,000. For the six months ended April 30, 2002, the net cash used in operating activities was comprised of a net loss of $2,526,000 adjusted for: bad debt expense of $414,000; depreciation and amortization of $1,293,000; non-cash interest expense of $423,000; and net changes in operating assets and liabilities of ($712,000).

 During the six months ended April 30, 2003, net cash used in investing activities was $160,000, compared to net cash provided by investing activities of $1,255,000 for the six months ended April 30, 2002. The net cash used in investing activities for the six months ended April 30, 2003 is due to capital expenditures of $160,000. For the six months ended April 30, 2002, net cash provided by investing activities is primarily attributable to a refund of a license fee previously paid on behalf of our German subsidiary of $1,425,000 offset by capital expenditures of $170,000.

 Net cash provided by financing activities for the six months ended April 30, 2003, totaled $638,000, compared to $240,000 for the six months ended April 30, 2002. For the six months ended April 30, 2003, significant components of net cash provided by financing activities include $1,250,000 in net proceeds from a note payable, offset by $443,000 in payments on convertible debentures, $122,000 in payments on capital leases, and $47,000 of deferred financing fees. For the six months ended April 30, 2002, the significant components of net cash provided by financing activities include $550,000 in proceeds from the issuance of a convertible debenture, offset by $218,000 in payments on capital leases, and $93,000 of deferred financing fees.

 We are subject to various risks in connection with the operation of our business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent us from competing successfully in the marketplace, (vi) our lack of liquidity, and (vii) our ability to raise additional capital. We have an accumulated deficit of approximately $43.0 million as of April 30, 2003, as well as a working capital deficit of approximately $9.7 million. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing. As of the date of this report:

   1. we obtained additional financing of $1,250,000 in November 2002, a portion of which was used to fully pay the April 11, 2001 convertible debenture with Global Capital Funding Group L.P.
   2. we and GCA Strategic Investment Fund Limited agreed to extend the maturity date of the January 2002 debenture from January 28, 2003 to November 8, 2004.

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

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the six months ended April 30, 2003 were $160,000 and we do not anticipate significant spending for the remainder of fiscal 2003.

 In April 2001, we executed a 6% convertible debenture with Global Capital Funding Group L.P, which provided financing of $1,000,000. During November 2002, the Debenture's outstanding balance of $443,000 was paid in full.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, who provided an aggregate financing of $1,945,958. The original maturity date of each note was October 24, 2003. In January 2003, we extended the maturity date of each note to February 24, 2004. The Notes are secured by certain Company assets and are convertible into our common stock at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. In January 2002, an additional $102,433 was added to the Notes in exchange for an existing note payable. We also issued to the holder of the Notes warrants to acquire an additional 102,433 shares of common stock at an exercise price of $0.75, which expire on January 28, 2007. In July 2002, an additional $300,000 was added to the Notes, representing incremental monies loaned by an executive. We also issued to the holder of the Notes, warrants to acquire an additional 300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007.

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


 PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings

 On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District court, Central District of California, with respect to our "international reorigination" technology. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek a license fee for the use of the technology. We believe that no license fee is required as the technology described in the patent is different from the technology used by us.

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent us from providing "reorigination" services. We filed a cross motion for summary judgment of non-infringement. Both motions were denied. By July 2003, we intend to refile the motion for summary judgment for non-infringement. We intend to continue defending this case vigorously, though its ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time.

 The State of Texas ("State") performed a sales tax audit of our former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that we did not properly remit sales tax on certain transactions, including asset purchases and software development projects that we performed for specific customers. Our current and former managements filed exceptions, through our outside sales tax consultant, to the State's audit findings, including the non taxable nature of certain transactions and the failure of the State to credit our account for sales tax remittances. In correspondence from the State in June 2003, the State agreed to consider offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on this correspondence, we have recorded an estimated liability of $350,000 as of and during the quarter ended April 30, 2003.

 We will continue to pursue our options to appeal the decision by the State. Furthermore, we will aggressively pursue the collection of unpaid sales taxes from former customers of Canmax.

 Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits:

      99.1 Certification of the Chief Executive Officer, dated June 16, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certification of the Chief Financial Officer, dated June 16, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) The following reports on Form 8-K were filed or required to be filed for the last quarter.

 On March 6, 2003, the Company filed a Report on Form 8-K to report a change in accountants due to a merger of accounting firms. Effective March 1, 2003, King Griffin & Adamson P.C. merged with BDA&K Business Services, Inc. and formed a new entity, KBA Group LLP. The personnel that the Company has dealt with at King Griffin & Adamson P.C. are now employees of KBA Group LLP. As a result of this merger, on March 6, 2003, King Griffin & Adamson P.C. resigned to allow its successor entity, KBA Group LLP, to be engaged as the Company's independent public accountants.

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

 Dated June 16, 2003

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

 Date:  June 16, 2003                         /s/ John Jenkins
                                              -------------------------------
                                              John Jenkins,  Chairman,  Chief
                                              Executive Officer and President

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

 Date:  June 16, 2003                         /s/ Allen Sciarillo
                                              -------------------------------
                                              Allen Sciarillo, Chief
                                              Financial Officer and Executive
                                              Vice President