Form 10-Q
period 2003-07-31
DIAL THRU INTERNATIONAL CORP
filed 2003-09-15
CIK 913659

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

 [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the quarterly period ended July 31, 2003
                                  -----------
                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _____

                          Commission File Number 0-22636
                                    -------

                       DIAL THRU INTERNATIONAL CORPORATION
 ----------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                Delaware                                75-2461665
 -------------------------------------      ---------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

       17383 Sunset Boulevard, Suite 350
         Los Angeles, California                          90272
 ----------------------------------------   ---------------------------------
   (Address of principal executive offices)            (Zip Code)

                                (310) 566-1700
 ----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     N/A
 ----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of September 12, 2003, 16,201,803 shares of common stock, $.001 par value per share, were outstanding.

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                       ASSETS
                       ------                          July 31,    October 31,
                                                         2003          2002
                                                     -----------   -----------
                                                     (unaudited)

 CURRENT ASSETS
   Cash and cash equivalents                        $  1,054,940  $    488,868
   Trade accounts receivable, net of allowance for
    doubtful accounts of $362,017 at July 31, 2003
    and $548,467 at October 31, 2002                   1,204,057     1,369,955
   Prepaid expenses and other current assets             227,861       147,209
                                                     -----------   -----------
       Total current assets                            2,486,858     2,006,032
                                                     -----------   -----------
 PROPERTY AND EQUIPMENT, net                           1,696,193     3,203,663
 ADVERTISING CREDITS, net                              2,376,678     2,376,678
 INTANGIBLE ASSETS, net                                        -       330,613
 GOODWILL, net                                         1,796,917     1,796,917
 OTHER ASSETS                                            160,795        73,525
                                                     -----------   -----------
 TOTAL ASSETS                                       $  8,517,441  $  9,787,428
                                                     ===========   ===========

        LIABILITIES AND SHAREHOLDERS' DEFICIT
        ------------------------------------

 CURRENT LIABILITIES
   Current portion of capital leases                     302,511       389,450
   Trade accounts payable                              5,563,426     5,405,356
   Accrued liabilities                                 3,097,925     2,313,873
   Deferred revenue                                      368,431       331,786
   Deposits and other payables                           438,570       444,204
   Note payable, net of debt discount of $7,118
     at July 31, 2003                                    542,882             -
   Notes payable to related parties, net of debt
     discount of $105,823 at July 31, 2003 and
     $423,291 at October 31, 2002                      2,242,578     1,925,110
                                                     -----------   -----------
       Total current liabilities                      12,556,323    10,809,779
                                                     -----------   -----------

 CAPITAL LEASES, net of current portion                    5,796        72,365
 NOTE PAYABLE, net of debt discount of $28,548
   at July 31, 2003                                    1,221,452             -
 CONVERTIBLE DEBENTURE, net of debt discount
   of $12,906 at July 31, 2003 and $163,510
   at October 31, 2002                                   487,094       880,365

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
    shares authorized; none issued and outstanding             -             -
   Common stock, $.001 par value; 44,169,100 shares
    authorized; 16,172,968 shares issued at July
    31, 2003 and 15,074,916 shares issued at
    October 31, 2002                                      16,173        15,075
   Additional paid-in capital                         39,072,166    38,894,064
   Accumulated deficit                               (44,352,635)  (40,631,392)
   Accumulated other comprehensive income               (432,157)     (196,057)
   Treasury stock, 12,022 common shares at cost          (54,870)      (54,870)
   Subscription receivable - common stock                 (1,901)       (1,901)
                                                     -----------   -----------
       Total shareholders' deficit                    (5,753,224)   (1,975,081)
                                                     -----------   -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $  8,517,441  $  9,787,428
                                                     ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.


              DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                            Three Months Ended          Nine Months Ended
                                                 July 31,                    July 31,
                                         ------------------------    ------------------------
                                            2003          2002          2003          2002
                                         ----------    ----------    ----------    ----------
 REVENUES                               $ 5,474,269   $ 6,138,790   $17,142,101   $18,811,698

 COSTS AND EXPENSES
 Cost of revenues                         4,049,387     4,127,502    12,723,169    12,754,660
 Sales and marketing                        215,296       374,681       801,598     1,079,663
 General and administrative               1,233,831     1,767,549     4,060,208     5,740,654
 Depreciation and amortization              429,865       596,065     1,397,229     1,889,148
 Write down of impaired assets              683,678             -       683,678             -
 Sales tax settlement                             -             -       350,000             -
                                         ----------    ----------    ----------    ----------
 Total costs and expenses                 6,612,057     6,865,797    20,015,882    21,464,125
                                         ----------    ----------    ----------    ----------
 Operating loss                          (1,137,788)     (727,007)   (2,873,781)   (2,652,427)

 OTHER INCOME (EXPENSE)
 Interest expense and financing costs      (204,718)     (350,559)     (852,126)     (932,377)
 Foreign exchange                            (4,831)       (5,049)        4,664       (32,071)
 Gain on sales of equipment                       -             -             -         8,553
                                         ----------    ----------    ----------    ----------
 Total other income (expense)              (209,549)     (355,608)     (847,462)     (955,895)
                                         ----------    ----------    ----------    ----------
 NET LOSS                               $(1,347,337)  $(1,082,615)  $(3,721,243)  $(3,608,322)
                                         ==========    ==========    ==========    ==========
 LOSS PER SHARE:
    Basic and diluted loss per share    $    (0.08)   $     (0.07)  $     (0.23)  $     (0.27)
                                         ==========    ==========    ==========    ==========
 SHARES USED IN THE CALCULATION
    OF PER SHARE AMOUNTS:
      Basic and diluted common shares    16,138,033    14,436,350    15,940,612    13,558,049
                                         ==========    ==========    ==========    ==========


 The accompanying notes are an integral part of these consolidated financial statements.


           DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                          Nine Months Ended
                                                              July 31,
                                                      ------------------------
                                                          2003         2002
                                                      ----------    ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(3,721,243)  $(3,608,322)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Gain from disposal of fixed assets                         -        (8,553)
    Stock and warrants issued for services                     -        13,750
    Bad debt expense                                      30,378       550,120
    Non-cash interest expense                            543,212       684,413
    Depreciation and amortization                      1,397,229     1,889,148
    Effects of changes in foreign exchange rates        (340,215)      (99,621)
    Write down of impaired assets                        683,678             -
    (Increase) decrease in:
      Trade accounts receivable                          135,520      (101,800)
      Prepaid expenses and other current assets          (80,652)     (129,565)
      Other assets                                       (45,632)       24,916
    Increase (decrease) in:
      Trade accounts payable                             158,603    (1,011,715)
      Accrued liabilities                                792,374       600,821
      Deferred revenue                                    36,645       (24,928)
      Deposits and other payables                         (5,634)        1,422
                                                      ----------    ----------
  Net cash used in operating activities                 (415,737)   (1,219,914)
                                                      ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (138,709)     (263,769)
  Refund of license fee                                        -     1,424,899
                                                      ----------    ----------
  Net cash provided by (used in) investing activities   (138,709)    1,161,130
                                                      ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                          1,800,000             -
  Proceeds from related party note payable                     -       300,000
  Proceeds from convertible debentures                         -       550,000
  Payments on capital leases                            (154,041)     (141,395)
  Deferred financing fees                                (82,441)      (92,625)
  Subscription receivable-common stock                         -        15,179
  Payments on convertible debentures                    (443,000)            -
                                                      ----------    ----------
  Net cash provided by financing activities            1,120,518       631,159
                                                      ----------    ----------

 NET INCREASE IN CASH AND CASH EQUIVALENTS               566,072       572,375

 Cash and cash equivalents at beginning of period        488,868        94,985
                                                      ----------    ----------
 Cash and cash equivalents at end of period          $ 1,054,940   $   667,360
                                                      ==========    ==========
 SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
  Conversion of convertible debenture and accrued
    interest to common stock                         $   109,197   $         -
  Fair value of warrants issued with debt                 70,002       176,858
  Conversion of convertible note to common stock               -       500,000
  Exercise of stock options in exchange for
    retirement of 100,000 common shares                        -        70,000
  Acquisition of customer base for payable                     -      (340,931)

  The accompanying notes are an integral part of these consolidated financial statement



                      DIAL THRU INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Dial Thru International Corporation and its subsidiaries, "DTI" or "the Company", included in this Form 10-Q are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended July 31, 2003 have been included. Operating results for the three and nine month periods ended July 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2002.

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


 NOTE 2 - GOING CONCERN

 The Company has an accumulated deficit of approximately $44.4 million as well as a working capital deficit of approximately $10.1 million as of July 31, 2003. Funding of the Company's working capital deficit, current and future operating losses, and expansion will require continuing capital investment. The Company expects to fund these cash requirements through operations, debt facilities and additional equity financing.

 The Company obtained additional debt financing of $1,250,000 in November 2002, a portion of which was used to repay the balance of the Company's April 11, 2001 convertible debenture with Global Capital Funding Group L.P., and $550,000 in July 2003.

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


 NOTE 3 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company provided wholesale services to a single customer who accounted for 12% of the overall revenue of the Company for the three months ended July 31, 2003.


 NOTE 4 - STOCK-BASED COMPENSATION

 In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for its stock-based employee compensation plans using the intrinsic valued method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the three and nine months ended July 31, 2003 and 2002.

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

 Had the Company determined compensation based on the fair value at the grant date for its stock options in accordance with SFAS 123, as amended by SFAS 148, net loss and loss per share would have been increased as follows:

                                Three Months                Nine Months
                               Ended July 31,              Ended July 31,
                          ------------------------    ------------------------
                             2003          2002          2003          2002
                          ----------    ----------    ----------    ----------
 Net loss, as reported   $(1,347,337)  $(1,082,615)  $(3,721,243)  $(3,608,322)
 Deduct: Stock based
  employee compensation
  expense determined
  under fair value
  based method              (45,364)       (85,925)     (153,424)     (257,775)
                          ----------    ----------    ----------    ----------
 Pro forma net loss      $(1,392,701)  $(1,168,540)  $(3,874,667)  $(3,866,097)
                          ==========    ==========    ==========    ==========

 Net loss per share
  As reported
   Basic and diluted     $     (0.08)  $     (0.07)  $     (0.23)  $     (0.27)
                          ==========    ==========    ==========    ==========
  Pro forma
   Basic and diluted     $     (0.09)  $     (0.08)  $     (0.24)  $     (0.29)
                          ==========    ==========    ==========    ==========

 The fair values under FAS 123 for options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:
                                           2003       2002
                                      ------------------------
      Expected life (years)                  3          5
      Interest rate                          4%         4%
      Volatilty                            133%     99% - 157%
      Dividend yield                         0%         0%


 NOTE 5 - ADVERTISING CREDITS

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


 NOTE 6 - NOTES PAYABLE

 Note Payable with Global Capital Funding Group, L.P.
 ----------------------------------------------------
 In November 2002, the Company executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note's maturity date is November 8, 2004. The GC-Note is secured by $1,518,267 of certain property and equipment. In connection with the GC-Note, the Company paid $47,441 as financing fees, which were capitalized and are being amortized over the life of the GC-Note. During the three and nine months ended July 31, 2003, the Company recorded approximately $6,000 and $18,000, respectively, as interest expense relating to these deferred financing fees. The Company also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on February 28, 2008. The Company recorded a debt discount of approximately $46,000, the fair value of the warrants, relating to the issuance of the warrants. The Company is amortizing the debt discount over the two year life of the GC-Note. During the three and nine months ended July 31, 2003, the Company has recorded interest expense of approximately $6,000 and $17,000, respectively, relating to the warrants.

 Note Payable with GCA Strategic Investment Fund Limited
 -------------------------------------------------------
 In July 2003, the Company executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's maturity date is December 23, 2003. In the event the GCA-
 Note is not repaid in full within 10 days of the maturity date, the terms of the GCA-Note shall become the same as those of the Second Debenture (see
 Note 8). In the event the terms of the GCA-Note become the same as the Second Debenture, the GCA-Note would have a beneficial conversion feature. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", the intrinsic value of the beneficial conversion feature has been calculated as approximately $104,000 at the commitment date using the stock price as of that date. The value of the beneficial conversion feature will only be recorded at the date in which the future event occurs, which, in this case, is 10 days after the maturity date of the note. In connection with the GCA-Note, the Company paid $35,000 as financing fees, which are being amortized over the life of the GCA-Note. During the three and nine months ended July 31, 2003, the Company recorded approximately $2,000 as interest expense relating to these deferred financing fees. The Company also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. The Company recorded a debt discount of approximately $7,000, the fair value of the warrants, relating to the issuance of the warrants. The Company will amortize the debt discount over the life of the GCA-Note, beginning in the fourth quarter of fiscal 2003.


 NOTE 7 - NOTES PAYABLE - RELATED PARTIES

 In October 2001, the Company executed 10% convertible notes (the "Notes") with three executives of the Company, which provided financing in the aggregate principal amount of $1,945,958. The original maturity date of each note was October 24, 2003. In January 2003, the Company extended the maturity date of each note to February 24, 2004. The Notes are secured by certain Company assets. Each Note is convertible into the Company's common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the Notes in accordance with EITF No. 00-27 and recorded debt discount of approximately $171,000 which is being amortized over two years. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001 relating to these warrants. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the life of the Notes. During the three and nine months ended July 31, 2003, the Company has recorded approximately $102,000 and $307,000, respectively, of interest expense. In January 2002, an additional $102,433 was added to the Notes in exchange for an existing note payable. The Company also issued to the holder of the Notes warrants to acquire an additional 102,433 shares of common stock at an exercise price of $0.75, which expire on January 28, 2007. Additional debt discount, related to these warrants, of approximately $24,000 was recorded during the first quarter of fiscal 2002. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the remaining life of the Notes. During the three and nine months ended July 31, 2003, the Company has recorded approximately $3,000 and $10,000, respectively, of interest expense relating to the warrants. In July 2002, an additional $300,000 was added to the Notes, representing incremental monies loaned by a shareholder. The Company also issued to the holder of the Notes warrants to acquire an additional 300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007. Additional debt discount of approximately $22,000 was recorded as interest expense during the third quarter of fiscal 2002 relating to these warrants. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants.


 NOTE 8 - CONVERTIBLE DEBENTURES

 Convertible Debenture with Global Capital Funding Group L.P.
 ------------------------------------------------------------
 In April 2001, the Company executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P. ("Global"), which provided financing of $1,000,000. In November 2002, the Debenture's outstanding balance of $443,000 was paid in full following the issuance of the GC-Note (see Note 6). In November 2002, the remaining unamortized deferred financing fees of approximately $131,000 on the Debenture were recorded as interest expense. During the three months ended January 31, 2003, Global converted $50,875 of debt and $4,859 of accrued interest into approximately 724,000 shares of the Company's common stock.

 Convertible Debenture with GCA Strategic Investment Fund Limited
 ----------------------------------------------------------------
 In January 2002, the Company executed a 6% convertible debenture (the "Second Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000. The Second Debenture's original maturity date was January 28, 2003. The Second Debenture is secured by certain property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. In connection with the Second Debenture, the Company paid $92,625 in financing fees, which were amortized over the original life of the Second Debenture. During the three and nine months ended July 31, 2003, the Company has recorded interest expense of approximately $0 and $23,000, respectively, relating to these financing fees. The Company calculated the beneficial conversion feature embedded in the Second Debenture in accordance with EITF No. 00-27 and recorded approximately $114,000 as debt discount. This debt discount was amortized over the original life of the Second Debenture. For the three and nine months ended July 31, 2003, the Company has recorded approximately $0 and $28,000, respectively, as interest expense relating to the amortization of the debt discount. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The Company recorded debt discount of approximately $17,000 related to the issuance of the warrants. The Company determined the debt discount by allocating the relative fair value to the Second Debenture and the warrants, and the Company amortized the debt discount over the original life of the Second Debenture. For the three and nine months ended July 31, 2003, the Company has recorded interest expense of approximately $0 and $4,000, respectively, relating to the warrants.

 In January 2003, the Company and GCA agreed to extend the maturity date of the Second Debenture to November 8, 2004. In consideration for this extension, in February 2003, the Company adjusted the exercise price of the previously issued warrants to $0.21 per share. The Company also issued to the holder of the Second Debenture warrants to purchase an additional 100,000 shares of common stock also at an exercise price of $0.21 per share, which expire on February 8, 2008. The Company recorded additional debt discount of approximately $17,000 related to the warrant exercise price adjustment and the issuance of the new warrants. The Company is amortizing the additional debt discount over the Second Debenture's extension period. For the three and nine months ended July 31, 2003, the Company has recorded interest expense of approximately $2,000 and $4,000, respectively, relating to the warrants.

 During the three and nine months ended July 31, 2003, GCA converted $15,000 and $50,000 of debt, respectively, and $1,192 and $3,463 of accrued interest, respectively, into approximately 153,000 and 374,000 shares of the Company's common stock, respectively.


 NOTE 9 - IMPAIRMENT OF ASSETS

 The Company accounts for the impairment and disposition of long-lived assets other than goodwill in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". In accordance with SFAS No. 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. These evaluations include comparing the future undiscounted cash flows of such assets to their carrying value. The Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows. During the three months ended July 31, 2003, the Company wrote off certain assets of its German subsidiary which were considered impaired as a result of an insolvency filing during August 2003 (see Note 12). These assets consist of property and equipment totaling $382,498 and $301,180 of intangible assets. These assets were determined to be impaired as they have no future revenue stream and no sale value. The write off of these impaired assets is presented as a separate line item in the accompanying consolidated statement of operations.


 NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent the Company from providing "reorigination" services. The Company filed a cross motion for summary judgment of non-infringement. Both motions were denied. On August 22, 2003, the Company refilled the motion for summary judgment for non-infringement. The Company has not received a decision regarding this filing. The Company intends to continue defending this case vigorously, though its ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time.

 The State of Texas ("State") performed a sales tax audit of the Company's former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that the Company did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. The Company's current and former managements filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions and the failure of the State to credit the
 Company's account for sales tax remittances. In correspondence from the State in June 2003, the State agreed to consider offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on this correspondence, the Company recorded an estimated liability of approximately $350,000 during the quarter ended April 30, 2003. The entire estimated liability of $350,000 remains accrued at July 31, 2003.

 The Company is continuing to pursue its options to appeal the decision by the State. Furthermore, the Company is aggressively pursuing the collection of unpaid sales taxes from former customers of Canmax.


 NOTE 11 - RECLASSIFICATIONS

 Certain reclassifications were made to the 2002 consolidated financial statements to conform to current year presentation.


 NOTE 12 - SUBSEQUENT EVENT

 On August 1, 2003, the Company's German Subsidiary, Rapid Link Telecommunications GmbH ("RLGmbH"), received approval for it's insolvency filing. RLGmbH has been turned over to a trustee who is responsible for liquidating the operation. The Company believes that creditors of RLGmbH will have no recourse against the Company. Upon completion of the liquidation, the Company will record an entry to remove all remaining assets and liabilities from its books. Past operations of RLGmbH will be categorized on the Consolidated Statement of Operations as from Discontinued Operations.

 The following table presents selected unaudited financial information for RLGmbH at July 31, 2003:

 Current Assets      $        405,449
 Total Assets        $        405,449
 Total Liabilities   $      3,558,682

                     Three Months Ended     Nine Months Ended
                       July 31, 2003          July 31, 2003
                      -----------------      ----------------
 Revenue             $        873,633       $     3,645,829
 Net Loss            $        949,482       $     1,519,558


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis of financial condition and results of operations covers the three and nine months ended July 31, 2003 and 2002 and should be read in conjunction with our financial statements and the notes thereto.

 FORWARD-LOOKING STATEMENTS

 This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects", "believe", "anticipates", "estimate", "plans", "expect", "intends", and similar words and expressions are intended to identify forward-looking statements. Although we believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed in our annual report on Form 10-K for the year ended October 31, 2002. All of our forward-looking statements are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made throughout this report on Form 10-Q which describe certain factors which affect our business.

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

 On November 19, 2002 we entered into an agreement with Global Capital Funding Group, L.P. that provided us with a two year loan of $1.25 million. A portion of the proceeds from this financing were used to pay off the remaining balance of Dial Thru's April 2001 convertible debenture with Global Capital while the remaining $807,000 has been and will be used for our ongoing working capital needs.

 On July 24, 2003, we entered into an agreement with GCA Strategic Investment Fund Limited that provided us with a short-term loan of $550,000 which has been and will be used for our ongoing working capital needs.

 On August 1, 2003, our German Subsidiary, Rapid Link Telecommunications GmbH received approval for it's insolvency filing and has been turned over to a trustee who is responsible for liquidating the operation.

 Critical Accounting Policies

 The consolidated financial statements include our accounts and those of our majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these consolidated financial statements, we have made certain estimates and judgments of amounts included in the consolidated financial statements, giving due consideration to materiality. The application of these accounting policies involves the exercise of judgment and use of available information, historical results and other assumptions. As a result, actual results could differ from these estimates.

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

 Carrier Disputes

 We review our vendor bills on a monthly basis and periodically dispute amounts invoiced by our carriers. We record cost of revenues excluding these disputed amounts. We review our outstanding disputes on a quarterly basis as part of the overall review of our accrued carrier costs, and adjust our liability based on management's estimate of amounts owed.
 Components of Statements of Operations

 Revenues

 Our primary source of revenue is the sale of voice and fax traffic internationally over our VoIP network, which is measured in minutes, primarily to SMEs, residential users, and wholesale customers. We charge our customers a fee per minute of usage that is dependent on the destination of the call and is recognized in the period in which the call is completed.

 Costs of Revenues

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

 RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND NINE MONTHS ENDED JULY 31, 2003 AND 2002

 REVENUES

 For the three months ended July 31, 2003, we generated revenues of $5,474,000, a decrease of $665,000, or 11%, from the same period in 2002. For the three months ended July 31, 2003, 43% and 57% of our revenues were derived from our retail and wholesale customers, respectively, compared to 58% and 42%, respectively, for the three months ended July 31, 2002. In absolute dollars, our wholesale revenues have increased by 19% from the three months ended July 31, 2002 compared to the three months ended July 31 2003, while our retail revenues have decreased by 33% over the comparable period.

 For the nine months ended July 31, 2003, we generated revenues of $17,142,000 a decrease of $1,670,000, or 9%, over the same period in 2002. For the nine months ended July 31, 2003, our retail and wholesale customers each accounted for 50% of our revenues, compared to 60% and 40%, respectively, for the nine months ended July 31, 2002. In absolute dollars, our wholesale revenues have increased by 15% from the nine months ended July 31, 2002 compared to the nine months ended July 31, 2003, while our retail revenues have decreased by 25% over the comparable period.

 The decrease in retail revenues for the three and nine months ended July 31, 2003 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. The increase in wholesale revenues for the three and nine months ended July 31, 2003 is attributable to additions to our wholesale sales force which focuses on developing greater wholesale opportunities. We are exploring opportunities to grow our retail business through use of our advertising credits and newspaper advertising.

 OPERATING EXPENSES

 Costs of revenues: During the three months ended July 31, 2003 and 2002, we incurred total costs of revenues of $4,049,000 and $4,128,000, respectively, or 74% and 67% of revenues, respectively. During the nine months ended July 31, 2003 and 2002, we incurred total costs of revenues of $12,723,000 and $12,755,000, respectively, or 74% and 68% of revenues, respectively. Our costs of revenues as a percentage of revenues has increased due to a decline in our retail traffic which realizes higher margins than our wholesale traffic. Costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products.

 General and Administrative Expenses: During the three months ended July 31, 2003 and 2002, we incurred total general and administrative expenses of $1,234,000 and $1,768,000, respectively, or 23% and 29% of revenues, respectively. During the nine months ended July 31, 2003 and 2002, we incurred total general and administrative expenses of $4,060,000 and $5,741,000, respectively, or 24% and 31% or revenues, respectively.
 Included in general and administrative expenses is bad debt expense of $1,000 and $136,000 for the three months ended July 31, 2003 and 2002, respectively, and $30,000 and $550,000 for the nine months ended July 31, 2003 and 2002, respectively. Bad debt expense for the nine months ended July 31, 2002 is primarily attributable to non-payment from one wholesale customer. We have implemented strict credit policies and systems to closely monitor our wholesale traffic daily to reduce the risk of bad debt. We have further reduced our general and administrative costs by approximately $309,000 and $900,000, for the three and nine months ended July 31, 2003, respectively, through the elimination of personnel and personnel related costs. We review our general and administrative expenses regularly, and continue to manage the costs accordingly to support the current and anticipated future business.

 Sales and Marketing Expenses: During the three months ended July 31, 2003 and 2002, sales and marketing expenses were $215,000 and $375,000, respectively, or 4% and 6% of revenues, respectively. During the nine months ended July 31, 2003 and 2002, sales and marketing expenses were $802,000 and $1,080,000, respectively, or 5% and 6% of revenues, respectively. A majority of our revenues are generated by outside agents or through newspaper and periodical advertising, which is managed by a small in-house sales and marketing organization. We will continue to focus our sales and  marketing efforts  on newspaper  and periodical  advertising  and agent related expenses to generate additional revenues. The use of our advertising credits is expected to increase sales and marketing expenses in absolute dollars in future periods.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization expenses were $430,000 and $596,000 for the three months ended July 31, 2003 and 2002, respectively, and $1,397,000 and $1,889,000 for the nine months ended July 31, 2003 and 2002, respectively. Depreciation and amortization has decreased as a portion of our assets still in use have become fully depreciated, including a majority of the assets acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network.

 WRITE DOWN OF IMPAIRED ASSETS

 In connection with the insolvency filing of our Germany Subsidiary, Rapid Link Telecommunications, GmbH, on August 1, 2003, we reviewed the carrying value of its long term assets, principally property and equipment and intangibles and determined that they were impaired. Accordingly, during the three months ended July 31, 2003, we recorded an impairment charge totaling $684,000 relating to these impaired assets.

 SALES TAX SETTLEMENT

 We recorded an expense of $350,000 during the quarter ended April 30, 2003. This estimated cost is attributable to audit findings on our former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. The State of Texas determined that we did not properly remit sales tax on certain transactions. Our current and former managements have filed exceptions, through our outside sales tax consultant, to the State's audit findings. (See Note 10.)

 INTEREST EXPENSE AND FINANCING COSTS

 Interest expense and financing costs were $205,000 and $351,000 for the three months ended July 31, 2003 and 2002, respectively, and $852,000 and $932,000 for the nine months ended July 31, 2003 and 2002, respectively. Interest expense and financing costs are primarily attributable to interest amounts due on notes, the amortization of deferred financing fees and debt discounts relating to our various debt instruments.

 NET LOSS

 As a result of the foregoing, for the three months ended July 31, 2003 and 2002, we incurred a net loss of $1,347,000 or $0.08 per share and $1,083,000 or $0.07 per share, respectively. For the nine months ended July 31, 2003 and 2002, we incurred a net loss of $3,721,000 or $0.23 per share and $3,608,000 or $0.27 per share, respectively.

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

 At July 31, 2003, we had cash and cash equivalents of $1,055,000 an increase of $566,000 from the balance at October 31, 2002. As of July 31, 2003, we had a working capital deficit of $10,069,000, compared to a working capital deficit of $8,804,000 at October 31, 2002. As of July 31, 2003, our current assets of $2,487,000 included net accounts receivable of $1,204,000, which has decreased from the balance of $1,370,000 at October 31, 2002 as a result of the Company implementing more stringent credit requirements during fiscal 2002.

 Net cash used in operating activities was $416,000 for the nine months ended July 31, 2003, compared to $1,220,000 for the nine months ended July 31, 2002. The net cash used in operating activities for the nine months ended July 31, 2003 was primarily due to a net loss of $3,721,000 adjusted for: non-cash interest expense of $543,000; depreciation and amortization of $1,397,000; effects of changes in foreign exchange rates of ($340,000); write down of impaired assets of $683,000; and net changes in operating assets and liabilities of $991,000. For the nine months ended July 31, 2002, the net cash used in operating activities was primarily due to a net loss of $3,608,000 adjusted for: bad debt expense of $550,000; depreciation and amortization of $1,889,000; non-cash interest expense of $684,000; effects of changes in foreign exchange rates of ($100,000); and net changes in operating assets and liabilities of ($640,000).

 During the nine months ended July 31, 2003, net cash used in investing activities was $139,000, compared to net cash provided by investing activities of $1,161,000 for the nine months ended July 31, 2002. The net cash used in investing activities for the nine months ended July 31, 2003 is due to capital expenditures of $139,000. For the nine months ended July 31, 2002, net cash provided by investing activities is primarily attributable to a refund of a license fee previously paid on behalf of our German subsidiary of $1,425,000 offset by capital expenditures of $264,000.

 Net cash provided by financing activities for the nine months ended July 31, 2003, totaled $1,121,000, compared to $631,000 for the nine months ended July 31, 2002. For the nine months ended July 31, 2003, significant components of net cash provided by financing activities include $1,800,000 in net proceeds from notes payable, offset by $443,000 in payments on convertible debentures, $154,000 in payments on capital leases, and $82,000 of deferred financing fees. For the nine months ended July 31, 2002, the significant components of net cash provided by financing activities include $550,000 in proceeds from the issuance of a convertible debenture, $300,000 in proceeds from the issuance of a related party note, offset by $141,000 in payments on capital leases, and $93,000 of deferred financing fees.

 We are subject to various risks in connection with the operation of our business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent us from competing successfully in the marketplace, (vi) our lack of liquidity, and (vii) our ability to raise additional capital. We have an accumulated deficit of approximately $43.7 million as of July 31, 2003, as well as a working capital deficit of approximately $10.1 million. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing. As of the date of this report:

   1. we obtained additional debt financing of $1,250,000 in November 2002, a portion of which was used to fully pay the April 11, 2001 convertible debenture with Global Capital Funding Group L.P.
   2. we and GCA Strategic Investment Fund Limited agreed to extend the maturity date of the January 2002 debenture from January 28, 2003 to November 8, 2004.
   3. we obtained additional financing of $550,000 in July 2003.

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

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the nine months ended July 31, 2003 were $139,000 and we do not anticipate significant spending for the remainder of fiscal 2003.

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

 To the extent that these Convertible Debentures are converted into common stock, a significant number of shares of common stock may be sold into the market, which could decrease the price of our common stock and encourage shorts sales by selling security holders or others. Short sales could place further downward pressure on the price of our common stock. In that case, we could be required to issue an increasingly greater number of shares of our common stock upon future conversions of these Convertible Debentures, sales of which could further depress the price of our common stock.

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

 In July 2003, we executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's maturity date is December 23, 2003. In the event the GCA-
 Note is not repaid in full within 10 days of the maturity date, the terms of the GCA-Note shall become the same as those of the Second Debenture. We also issued to the holder of the GCA-Note warrants to acquire 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008.

 On August 1, 2003, our German Subsidiary, Rapid Link Telecommunications GmbH ("RLGmbH"), received approval for it's insolvency filing. RLGmbH has been turned over to a trustee who is responsible for liquidating the operation. We believe that creditors of RLGmbH will have no recourse against us. During the quarter ending September, 30, 2003, the assets and liabilities of RLGmbH will be written down to their fair market value and categorized on the Consolidated Balance Sheet as Discontinued Operations. Past operations of RLGmbH will be categorized on the Consolidated Statement of Operations as from Discontinued Operations.

 The following summarizes our obligations at July 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods (excluding interest due of $601,768 as of July 31, 2003 on the Company's "Other Commercial Commitments"):


 Contractual
 Obligations                             Payments Due by Period
 -----------------     ------------------------------------------------------
                                   Less than      1-3        4-5      After 5
                         Total      1 year       years      years      years
                       ---------   ---------   ---------   -------    -------
 Contractual lease
   obligations        $  308,307  $  302,511  $    5,796  $   -      $   -
 Operating leases     $  958,902  $  454,339  $  504,563  $   -      $   -
                       ---------   ---------   ---------   -------    -------
 Total contractual
   obligations        $1,267,209  $  756,850  $  510,359  $   -      $   -
                       =========   =========   =========   =======    =======

 Other Commercial                  Less than      1-3        4-5      After 5
 Commitments             Total      1 year       years      years      years
 -----------------     ---------   ---------   ---------   -------    -------
 Convertible
   Debentures         $  500,000  $    -      $  500,000  $   -      $   -
 Notes payable        $1,800,000  $  550,000  $1,250,000  $   -      $   -
 Related party
   notes              $2,348,401  $2,348,401  $      -    $   -      $   -
                       ---------   ---------   ---------   -------    -------
                      $4,648,401  $2,898,401  $1,750,000  $   -      $   -
                       =========   =========   =========   =======    =======

 Risk Factors

 Our cash flow may not be sufficient to satisfy our cost of operations

 For the nine months ended July 31, 2003 and years ended October 31, 2002 and 2001, we recorded net losses of approximately $3.7 million, $4.7 million and $2.7 million, respectively, on revenues of approximately $17.1 million, $24.9 million and $7.0 million, respectively. As a result, we currently have a working capital deficit of over $10 million. In addition, we have a significant amount of trade payables and accrued liabilities, of which approximately 21% is past due, excluding disputes for overcharges with our underlying carriers of approximately $250,000. To be able to service our debt obligations over the course of the 2003 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise to obtain funds necessary to make required payments on our trade debt and other indebtedness, we may not be able to continue our operations.

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

 New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of our products or services using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet. Newly existing laws may cover issues that include sales and other taxes, access charges, user privacy, pricing controls, characteristics and quality of products and services, consumer protection, contributions to the Universal Service Fund, an FCC-administered fund for the support of local telephone service in rural and high-cost areas, cross-border commerce, copyright, trademark and patent infringement, and other claims based on the nature and content of Internet materials.

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


 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We provide services primarily to customers located outside of the U.S., thus, our financial results could be impacted by foreign currency exchange rates and market conditions abroad. However, the aggregate impact of any likely exchange rate fluctuations would be immaterial as most of our services are paid for in U.S. dollars. A strong dollar could make the cost of our services more expensive than the services of non-U.S. based providers in foreign markets. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.


 ITEM 4.  CONTROLS AND PROCEDURES

 (a) Evaluation of Disclosure Controls and Procedures. Our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

 (b) Changes in Internal Controls. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


 PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K

 (a) Exhibits:

 2.1 Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc. and US Communications Services, Inc. (filed as
 Exhibit 2.1 to Form 8-K dated January 30, 1998 (the "USC 8-K"), and incorporated herein by reference)

 2.2 Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as Exhibit 10.1 to Form 8-K dated January 15, 1998 (the "USC Rescission 8-K"), and incorporated herein by reference)

 2.3 Asset Purchase Agreement by and among Affiliated Computed Services, Inc., Canmax and Canmax Retail Systems, Inc. dated September 3, 1998 (filed as Exhibit 10.1 to the Company's Form 8-K dated December 7, 1998 and incorporated herein by reference)

 2.4  Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom
 & Technologies, Inc., Dial Thru International Corporation, a Delaware corporation, Dial Thru International Corporation, a California corporation, and John Jenkins (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 2, 1999 and incorporated herein by reference)

 2.5 Stock and Asset Purchase Agreement, dated as of September 18, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.1 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.6 First Amendment to Stock and Asset Purchase Agreement, dated as of September 21, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.2 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.7 Second Amendment to Stock and Asset Purchase Agreement, dated as of October 12, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.3 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.8 Third Amendment to Stock and Asset Purchase Agreement, dated as of October 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.4 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

 2.9 Fourth Amendment to Stock and Asset Purchase Agreement, dated as of November 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.5 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

 3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

 3.2 Amended and Restated Bylaws of Dial Thru International Corporation (filed as Exhibit 3.2 to the 1999 Form 10-K and incorporated herein by reference)

 31.1 Certification of the Chief Executive Officer, dated September 15, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 31.2 Certification of the Chief Financial Officer, dated September 15, 2003, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 32.1 Certification of the Chief Executive Officer, dated September 15, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2 Certification of the Chief Financial Officer, dated September 15, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b) The following reports on Form 8-K were filed or required to be filed for the last quarter.

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

 Dated September 15, 2003