Form 10-K
period 2003-10-31
DIAL THRU INTERNATIONAL CORP
filed 2004-01-29
CIK 913659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC. 20549

                                  FORM 10-K
 (mark one)
   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 2003

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements the past 90 days. Yes /X/ No / /

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes / / No /X/

 The aggregate market value of shares of common stock held by non-affiliates of the registrant as of April 30, 2003 was approximately $1,761,583 based on the average bid and ask price of common stock as quoted on the OTC Bulletin Board of $0.13.


 As of January 23, 2004, 16,201,803 shares of common stock of the registrant were outstanding.

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

 Our principal executive offices are located at 17383 Sunset Boulevard, Suite 350, Los Angeles, California 90272, our telephone number is (310) 566-1700 and our web site address is www.dialthru.com.

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

 On January 27, 2003, we amended our 6% convertible debenture with GCA Strategic Investment Fund Limited to change the debenture's maturity date from January 28, 2003 to November 8, 2004. In addition, we cancelled the existing warrants to purchase 50,000 shares of common stock at an exercise price of $0.41 and issued warrants to purchase 150,000 shares of common stock at an exercise price of $0.21 which expire on February 8, 2008.

 On January 27, 2003, we amended our 10% convertible notes with three of our executives to change the notes' maturity dates from October 24, 2003 to February 24, 2004.

 On July 24, 2003 we entered into an agreement with GCA Strategic Investment Fund Limited that provided us with a loan of $550,000, which has been and will be used for the Company's ongoing working capital needs. During January 2004, as per the terms of the agreement, this loan became a convertible debenture with a maturity date of November 8, 2004.

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

 In November 1999, we completed the DTI Acquisition and continued operations of its facilities-based telecommunications carrier business through its subsidiary, Dial Thru.com. During the first quarter of fiscal 2000, we appointed John Jenkins (founder of the acquired business) to the position of President and Chief Operating Officer of our Company. In the third quarter of fiscal 2000, we relocated our Texas operations, including our switching facilities, to a location in downtown Los Angeles, California. During the fourth quarter of fiscal 2001, Mr. Jenkins was appointed by our Board of Directors to the position of Chairman of the Board and also became our Chief Executive Officer. At that time we announced the creation of our "Bookend
 Strategy" and the roll out of our facilities-based Internet Protocol network, whereby we sell voice over Internet protocol ("VoIP") to allow us to compete in the international telecommunications market.

 Mr. Jenkins continued the merger of operations of the two businesses and increased our emphasis on the international wholesale and retail business segment while reducing our focus on the prepaid domestic market. We now operate as a facilities-based global Internet protocol ("IP") communications company providing connectivity to international markets experiencing significant demand for IP enabled services. We provide a variety of international telecommunications services, including the transmission of voice and data traffic and the provision of Web-based and other communications services, which are targeted to small and medium sized enterprises ("SMEs"), wholesale carriers providing international and domestic long distance traffic and consumers. We utilize VoIP packetized voice technology (and other compression techniques) to improve both costs and efficiencies of telecommunication transmissions, and are developing a private VoIP telephony network. We utilize digital fiber optic cable, oceanic cable transmission facilities, international satellites and the Internet to transport our communications.

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

 By utilizing VoIP over the public Internet, we avoid the high network cost associated with private line connections to each international destination, which would require us to lease a dedicated line for a set period of time at a set rental rate and to "fill" idle network capacity with traffic in order to offset the high fixed costs of such a private line. The primary focus of our business is to sell a bundled solution of communication services, such as international dial thru, re-origination, fax over the Internet to SMEs worldwide. We also sell telecommunications services for both the foreign and domestic termination of international long distance traffic into the wholesale market. Our primary objective in selling into the wholesale market is to take advantage of below market international rates that arise from time to time while we are developing revenue from our retail marketing operations. We expanded the offering of our wholesale services in the 2002 and 2003 fiscal years and believe that additional market opportunities for select wholesale routes will be available to us in our current fiscal year. In some markets, where the price advantages and capacity limitations do not provide for significant retail opportunities, we sell only wholesale terminations.

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

 We currently operate our domestic telecommunications switching facilities in Los Angeles, California and New York, New York, providing for long distance services worldwide. Development of the private IP network and the use of VoIP technology have improved both the cost and quality of telecommunications services, as well as facilitating our expansion into other Internet related opportunities.

 Our Products and Services

 Dial Thru and Re-origination Services

 We provide a variety of international Dial Thru and Re-origination services. These services, while still contributing a significant portion of our revenues, will continue to decrease as a percentage of our total revenues as we continue to develop and market new services. Generally, the Dial Thru and Re-origination services are provided to customers that establish deposits or prepayments with us to be used for long-distance calling. The Dial Thru service allows customers the convenience of making local and/or international calls in the same manner as traditional long distance dialing. In those markets in which we cannot currently provide Dial Thru service, we offer our Re-origination service, which allows a caller outside of the United States to place a long distance telephone call that appears to have originated from our switch in Los Angeles to the customer's location, and then connects the call through our network to anywhere in the world. By completing the calls in this manner, we are able to provide very competitive rates to the customer. Wherever possible, we route calls over our private network. By using VoIP to compress voice and data transmissions across the public Internet, we are able to offer these services at costs that are substantially less than traditional communications services.

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

 Competition

 The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. Other providers currently offer one or more of each of the services offered by us. Telecommunication service companies compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. As a service provider in the long distance telecommunications industry, we compete with such dominant providers as AT&T Corp., MCI, Sprint Corporation and Qwest Communications International, all of which are substantially larger than us and have the resources, history and customer bases to dominate virtually every segment of the telecommunications market.

 A substantial majority of the telecommunications traffic around the world is carried by dominant carriers in each market. These carriers, such as British Telecom and Deutsche Telekom, have started to deploy packet-switch networks for voice and fax traffic. In addition, other industry leaders, such as AT&T, MCI, Sprint and Qwest Communications International have recently announced their intention to offer Internet telephony services both in the United States and internationally. These and other competitors may be able to bundle services and products that are not offered by us, together with Internet telephony services, to gain a competitive advantage over us in the marketing and distribution of products and services

 We also compete with other smaller, emerging carriers including IDT Corp., ITXC Corporation, deltathree.com, Primus Telecommunications Group, Inc., and Net2Phone Inc. We believe that additional competitors may be attracted to the market, including internet-based service providers and other telecommunications companies. We also believe that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers.

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

 Internet Telephone Service Providers

 During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. ITXC, iBasis and the wholesale divisions of Net2Phone and deltathree.com route traffic to destinations worldwide and compete directly with us. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. These companies may offer the kinds of voice services we intend to offer in the future. In addition, companies currently in related markets have begun to provide VoIP services or adapt their products to enable voice over the Internet services. These companies may potentially migrate into the Internet telephony market as direct competitors.

 Regulation of Internet Telephony and the Internet

 The use of the Internet and private IP networks to provide voice communications services, is a relatively recent market development. Although the provision of such services is currently permitted by United States law and remains largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial conditions, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

 United States. In an April 10, 1998 Report to Congress, the Federal Communications Commission (FCC) declined to conclude that IP telephony services constitute telecommunications services and instead indicated that it would undertake a subsequent examination of the question whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC indicated that, in the future, it would consider the extent to which phone-to-phone Internet telephony providers could be considered "telecommunications carriers" such that they could be subject to the regulations governing traditional telephone companies such as the imposition of access charges. The FCC stated that, although it did not have a sufficient record upon which to make a definitive ruling, the record suggested that, to the extent that certain forms of phone-to-phone IP telephone appear to possess the same characteristics as traditional telecommunications services and to the extent the providers of those services obtain the same circuit-switched access as obtained by interexchange carriers, the FCC may find it reasonable that they pay similar access charges. The FCC also recognized, however, that it would consider whether it should forbear from imposing any of the rules that would apply to phone-to-phone Internet telephony providers as "telecommunications carriers." To date, the FCC has not imposed regulatory surcharges or traditional common carrier regulation upon providers of Internet communications services.

 Although the FCC treats providers of Internet telephony services no differently from providers of other information and enhanced services that are exempt from payment of interstate access charges, this decision may be reconsidered in the future. For instance, on April 19, 2001, in Docket No. CC 01-92 the FCC adopted a proposal to begin a fundamental examination of all forms of intercarrier compensation - the payments among telecommunications carriers resulting from their interconnecting networks. The FCC could adopt an intercarrier compensation mechanism and other regulations that could result in an increase in the cost of the local transmission facilities necessary to complete our calls or a decrease in the costs of such facilities to traditional long distance telephone companies. An increase in our rates as a result of new FCC regulations could have a material adverse effect on our ability to compete with long distance carriers.

 There are several proceedings pending before the FCC that may affect the regulatory status of Internet telephony. On October 18, 2002, AT&T filed a petition with the FCC seeking a declaratory ruling that would prevent incumbent local exchange carriers, or ILECs, from imposing traditional circuit-switched access charges on phone-to-phone IP services. On February 5, 2003, pulver.com filed a petition with the FCC seeking a declaratory ruling that its "Free World Dialup," which facilitates point-to-point broadband Internet protocol voice communications, is neither telecommunications nor a telecommunications service as these terms are defined in section 153 of the Telecommunications Act of 1996. More recently, Vonage filed a petition for declaratory ruling requesting that the FCC find an Order of the Minnesota Public Utilities Commission (MNPUC) requiring Vonage to comply with state laws governing providers of traditional telephone service to be preempted because Vonage's broadband Internet telephony service is an information service. These petitions and subsequent industry reactions may exert pressure on the FCC to render a decision regarding the regulation of phone-to-phone IP services. The FCC could determine, for instance, that certain types of Internet telephony should be regulated like basic interstate telecommunications services. Thus, Internet telephone would no longer be exempt from the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis, which in turn could have a material adverse effect on the company.

 The FCC could also conclude that Internet telephony providers should contribute to the Universal Service Fund, which provides support to ensure universal access to telephone service. The imposition of interstate access charges or universal service contributions would substantially increase our costs of serving our customers in the U.S. The imposition of regulation and contribution requirements might also negatively affect the incentives for companies to continue to develop IP technologies to offer VoIP services. It is also possible that the FCC might adopt a regulatory framework that is unique to IP telephony providers or one where IP telephony providers are subject to reduced regulatory requirements. We cannot predict what regulations, if any, the FCC will impose.

 Other aspects of our services may be subject to state or federal regulation, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, and licensing. In addition, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect telecommunications costs or that may increase the likelihood of competition from the regional Bell operating companies, or RBOCs, or other telecommunications companies, could increase our costs of providing service.

 Moreover, state governments and their regulatory authorities may assert jurisdiction over the provision of intra-state IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services. While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, some states have issued rulings that may be interpreted differently. For instance, a state court in Colorado has ruled that the use of the Internet to provide certain intrastate services does not exempt an entity from paying intrastate access charges. Prior to imposing any regulatory burdens on VoIP providers, however, the Colorado Public Utilities Commission has opened a docket to investigate whether it has jurisdiction to regulate VoIP services. The State Public Service Commission of New York (NYPSC) has ruled that another company's particular IP telephony services may be considered telecommunications services subject to access charges. The NYPSC has, however, declined to issue a broad regulatory policy related to VoIP services in general. On October 9, 2003, the NY PSC published a notice seeking comment regarding the regulatory classification of another provider's VoIP services offered over broadband connections. On the other hand, following an investigative workshop held by the Florida Public Service Commission on VoIP, the Florida Legislature passed a bill that exempts VoIP services offered over broadband from regulation, but some local exchange companies have attempted to interpret the new law as leaving open the issue of access charges. On October 16, 2003, a Federal court in Minnesota issued a permanent injunction against the MNPUC preventing the MNPUC from imposing state regulations on another provider's VoIP services offered over broadband connections. This permanent injunction was recently upheld in the face of multiple challenges. Prior to the Minnesota Federal court ruling, several states, including California, Washington, Wisconsin and Florida issued directives to various VoIP providers directing them to register as telecommunications providers. There can be no assurance that these states will respect the Minnesota Federal court ruling or accept the position asserted by the subject VoIP providers that they are information, as opposed to telecommunications, service providers. If the states require these VoIP providers to register as telecommunications providers, others VoIP providers may be targeted and subjected to significant additional fees and charges.

 International. The regulatory treatment of IP communications outside the United States varies significantly from country to country. The regulations global IP providers are subject to in many jurisdictions change from time to time, they may be difficult to obtain or it may be difficult to obtain accurate legal translations where official legal translations are unavailable. Additionally, in our experience, the enforcement of these regulations does not always track the letter of the law. Accordingly, although we devote considerable resources to maintaining compliance with these regulations, we cannot be certain that we are in compliance with all of the relevant regulations at any given point in time.

 While some countries prohibit IP telecommunications, others have determined that IP services offer a viable alternative to traditional telecommunications services. As the Internet telephony market has expanded, regulators have begun to reconsider whether to regulate Internet telephony services. Some countries currently impose little or no regulation on Internet telephony services. For instance, on January 5, 2001, in the European Union (EU), the European Commission (EC) released a decision concluding that VoIP, in general, continues to fall outside the definition of voice telephony, except where the services satisfy all of four specific conditions. To date, the EC has not ruled that any particular type of VoIP service (such as computer-to-computer or phone-to-phone) satisfies all of these exception conditions. As a result, the EC directed Member States to permit providers to offer VoIP under data transmission general authorizations and without requiring compliance with more burdensome individual licenses and regulations applicable to traditional voice telephony. While the EC monitors and supervises the Member States of the EU subject to the principle of supremacy of EU law, the primary responsibility for implementing the provisions of specific EU legislation lies with regulatory authorities of the Member States. Accordingly, although the Member States are required to adhere to the EU laws, an individual country may decide that a particular VoIP service meets all of the conditions necessary to be regulated as traditional voice services. We cannot guarantee that Member States will refrain from imposing additional regulations on our specific VoIP services.

 Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make universal service contributions and pay other taxes. While some countries subject IP telephony providers to reduced regulations, other have moved towards liberalization of the IP communications sector and have lifted bans on provision of IP telecommunications services. We cannot predict how a regulatory or policy change of a particular country might affect the provision of our services. We believe that while increased regulations and restrictions could materially threaten our ability to provide services, the lifting of regulations in a country generally will enable use to expand our services and presence in that country.

 Regulation of the Internet. In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet in general could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the
 Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and stat legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. Recently, the European Union adopted a privacy directive that establishes certain requirements with respect to, among other things, the confidentiality, processing and retention of personally identifiable subscriber information and usage patterns. The potential effect, if any, of these data protection rules on the development of our business remains uncertain.

 Federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. We cannot predict whether new taxes will be imposed on our services both nationally and internationally, and depending on the type of taxes imposed, whether and how our services would be affected thereafter. Increased regulation of the Internet may decrease its growth and hinder technological development, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

 Sales and Marketing

 We market long distance telecommunications products and services from our office in Los Angeles, California. We also have a regional sales office located in Johannesburg, South Africa and an office in Caracas, Venezuela. Our revenues are primarily derived from direct sales to business accounts, sales through commissioned agents and wholesale sales to other telecommunications providers. We plan to expand our sales effort to both domestic and international business accounts, as well as add products and services targeted toward residential customers in both markets.

 We have substantial revenues in foreign markets. For the years ending October 31, 2003, 2002 and 2001, $2.7 million or 15%, $2.6 million or 14%, and $5.1 million or 76% of our total revenue from continuing operations for each year, respectively, originated from Western Europe, Africa and South East Asia.

 Intellectual Property

 We don't  hold any  significant patents  or trademarks.   Our  products  and
 services are available to other telecommunication companies.

 Employees

 As of January 23, 2004, we have 40 full-time and 1 part-time employees, 9 of which perform administrative and financial functions, 23 of which perform customer support duties and 9 of which have experience in telecommunications operations and/or sales. 17 current employees are located in Los Angeles, California, and Atlanta, Georgia, and 24 employees operate in offices worldwide. No employees are represented by a labor union, and we consider our employee relations to be good.

 Availability of Reports

 We file reports on a regular basis with the Securities and Exchange Commission, including, but not limited to Forms 8-K, 10-K, 10-Q, 14-A and S-
 3. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

 Risk Factors

 Our cash flow may not be sufficient to satisfy our cost of operations

 For the years ended October 31, 2003, 2002 and 2001, we recorded net losses from continuing operations of approximately $5.4 million, $3.5 million and $2.5 million, respectively, on revenues from continuing operations of approximately $17.7 million, $18.4 million and $6.6 million, respectively. As a result, we currently have a substantial working capital deficit. In addition, we have a significant amount of trade payables, of which approximately 36% is past due. To be able to service our debt obligations over the course of the 2004 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise to obtain funds necessary to make required payments on our trade debt and other indebtedness, we may not be able to continue our operations.

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


 Item 2. Properties

 Our principal executive office is located in Los Angeles, California, where we lease 6,796 square feet in two locations. Our operations and information systems are located in Los Angeles and New York, New York, where we lease 104 square feet under a co-location agreement. We also have sales and administrative offices in Caracas, Venezuela and Johannesburg, South Africa. We believe that our facilities are sufficient for the operation of our business for the foreseeable future.


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

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent us from providing "reorigination" services. We filed a cross motion for summary judgment of non-infringement. Both motions were denied. On August 22, 2003, we re-filed the motion for summary judgment for non-infringement. We have not received a decision regarding this filing. We intend to continue defending this case vigorously, though its ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time.

 The State of Texas ("State") performed a sales tax audit of our former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that we did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. Our current and former managements filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions and the failure of the State to credit our account for sales tax remittances. In correspondence from the State in June 2003, the State agreed to consider offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets.

 Based on the correspondence with the State, during the fiscal year ended October 31, 2003, our estimate of the potential liability has been recorded at $350,000, however, we cannot provide assurance that the ultimate liability will not be greater. We are continuing to pursue our options to appeal the decision by the State. Furthermore, we are aggressively pursuing the collection of unpaid sales taxes from former customers of Canmax.


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

 The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of our Common Stock as reported on the OTC Bulletin Board. The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

                                                       COMMON STOCK
                                                      CLOSING PRICES
                                                      --------------
                                                      HIGH      LOW
                                                      -----    -----
 FISCAL 2002
      First Quarter  . . . . . . . . . . . .         $ 0.70   $ 0.29
      Second Quarter . . . . . . . . . . . .         $ 0.50   $ 0.21
      Third Quarter  . . . . . . . . . . . .         $ 0.29   $ 0.09
      Fourth Quarter . . . . . . . . . . . .         $ 0.13   $ 0.09

 FISCAL 2003
      First Quarter  . . . . . . . . . . . .         $ 0.40   $ 0.12
      Second Quarter . . . . . . . . . . . .         $ 0.33   $ 0.11
      Third Quarter  . . . . . . . . . . . .         $ 0.19   $ 0.10
      Fourth Quarter . . . . . . . . . . . .         $ 0.26   $ 0.10


 The closing price for our Common Stock on January 23, 2003 as reported on the OTC Bulletin Board was $0.19.

 Dividends

 We have never declared or paid any cash dividends on our Common Stock and do not presently intend to pay cash dividends on our Common Stock in the foreseeable future. We intend to retain future earnings for reinvestment in our business.

 Holders of Record

 There were 470 stockholders of record as of January 23, 2004.

 Recent Sales of Unregistered Securities

 In July 2003, we executed a 10% note payable with GCA Strategic Investment Fund Limited, which provided financing of $550,000. This note's maturity date was December 23, 2003. Per the terms of the agreement, in the event this note is not repaid in full within 10 days of the maturity date, the note becomes a convertible debenture. Effective January 2, 2004, the note became a convertible debenture. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion. In an event of default the amount declared due and payable on this debenture shall be at the price set forth in clause (ii) above. We also issued to the holder of the this note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were sold to a single purchaser with financial experience who had a pre-existing relationship with us.

 In November 2002, we executed a 12% note payable with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note's maturity date is November 8, 2004. The Company also issued to the holder of the note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were sold to a single purchaser with financial experience who had a pre-existing relationship with us.

 In July 2002, we issued an amended 10% convertible note to Mr. Jenkins to reflect the advance of an additional $300,000, which matures on February 24, 2004. The note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of Mr. Jenkins at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. In connection with the issuance of the amended note we also issued a warrant to Mr. Jenkins to purchase 300,000 shares of our common stock at an exercise price of $0.75 per share, which expires on July 8, 2007. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were sold to a single purchaser with financial experience who had a pre-existing relationship with us.

 In January 2002, we issued an amended 10% convertible note to Mr. Jenkins to reflect the advance of an additional $102,433, which matures on February 24, 2004. The note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of Mr. Jenkins at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. In connection with the issuance of the amended note we also issued a warrant to Mr. Jenkins to purchase 102,433 shares of our common stock at an exercise price of $0.75 per share, which expires on January 28, 2007. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were sold to a single purchaser with financial experience who had a pre-existing relationship with us.

 In January 2002, we executed a 6% convertible debenture with GCA Strategic Investment Fund Limited, which provided financing of $550,000. This debenture's original maturity date was January 28, 2003. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion. In an event of default the amount declared due and payable on this debenture shall be at the price set forth in clause (ii) above. We also issued to the holder of the debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. In January 2003, we and the holder of the debenture agreed to extend the maturity date of the debenture to November 8, 2004. In consideration for this extension, in February 2003, we adjusted the exercise price of the previously issued warrants to $0.21 per share. We also issued to the holder of the debenture warrants to purchase an additional 100,000 shares of common stock also at an exercise price of $0.21 per share, which expire on February 8, 2008. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were sold to a single purchaser with financial experience who had a pre-existing relationship with us.

 On October 24, 2001, we issued 10% convertible notes to three of our executives, which provided financing of $1,945,958. These notes were issued to our Chief Executive Officer for $1,745,958, our Chief Financial Officer for $100,000, and our Executive Vice President for $100,000. The original maturity date of each note was October 24, 2003. In January 2003, the Company extended the maturity date of each note to February 24, 2004. The note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of the holders of the notes at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We relied on the exemption from registration provided by
 Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were sold to a limited number of purchasers with financial experience who had pre-existing relationships with us.

 On October 12, 2001, we completed the acquisition of certain assets and liabilities of Rapid Link. The aggregate purchase price was $2,116,481, including $1,450,000 in cash, $198,481 in acquisition related costs, and the issuance of 600,000 shares of our common stock, valued at $468,000. The value of the 600,000 common shares was determined based on the closing market price of our common stock, $0.78, on October 12, 2001. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were sold to a single purchaser with financial experience who had access to our books and records.

 On April 11, 2001, we issued a 6% convertible debenture to Global Capital Funding Group L.P, which provided financing of $1,000,000. This debenture was subsequently paid in full following the issuance of a note payable to the holder of this debenture during November 2002. On April 11, 2001, in connection with the issuance of this debenture, we issued to the holder of the debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.89 per share, which expire on April 11, 2006. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were sold to a single purchaser with financial experience who had access to our books and records.

 For services rendered in connection with the above April 11, 2001 debenture, we issued to DP Securities, Inc. 25,000 warrants to acquire common stock at an exercise price of $0.89, which expire on April 11, 2006. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were sold to a single purchaser with financial experience who had access to our records.

 On December 15, 2000, we issued 90,000 shares of common stock to an accredited investor, Scotty Cook, a former Director, at no cost as compensation for consulting services performed for us. At the time of issuance, our common stock price was $1.125. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were sold to a single purchaser with financial experience who had a pre-existing relationship with us.


 Item 6.  Selected Financial Data

                                                       FISCAL YEARS ENDED OCTOBER 31,
                                           -----------------------------------------------------
                                            2003        2002       2001        2000       1999
                                           -------     -------    -------     -------    -------
 CONSOLIDATED STATEMENT OF OPERATIONS
  DATA (1):
 Revenues                                 $ 17,655    $ 18,409   $  6,642    $  8,591   $  3,117
 Cost of revenues                           13,129      11,540      4,668       9,971      2,982
 Operating expenses                          8,578       9,124      5,147       9,142      4,028
 Other income (expense)                     (1,367)     (1,270)       646        (665)        79
 Gain on sale of software business               -           -          -           -      5,309
 Income (loss) from continuing operations   (5,419)     (3,525)    (2,527)    (11,187)    (3,814)
 Income (loss) from discontinued
   operations                               (1,203)     (1,159)      (157)          -        218
 Extraordinary item - forgiveness of debt        -           -          -           -          -
 Net income (loss)                          (6,622)     (4,684)    (2,684)    (11,187)     1,713

 Income (loss) from continuing
  operations per share                    $  (0.34)   $  (0.25)  $  (0.23)   $  (1.31)  $  (0.56)
 Net income (loss) per share              $  (0.41)   $  (0.34)  $  (0.25)   $  (1.31)  $   0.25

 CONSOLIDATED BALANCE SHEET DATE (1):
 Total assets
     Continuing operations                $  4,839    $  8,338   $ 11,255    $  6,102   $  4,467
     Discontinued operations                   242         742      1,389           -          -
 Working capital (deficiency)
     Continuing operations                  (7,484)     (6,774)    (6,626)     (4,829)     1,251
     Discontinued operations                (2,493)     (2,030)         -           -          -
 Noncurrent obligations
     Continuing operations,
       net of debt discount                  1,716         892      1,967         119        562
     Discontinued operations                     -           -          -           -          -
 Shareholders' equity (deficit)             (8,222)     (1,975)     2,079         508      2,865

 --------------------
 (1) All numbers, other than per share numbers, are in thousands. The results of operations of our German subsidiary, Rapid Link Telecommunicaitons, GmbH, and our predecessor software business have  been presented in the  financial statements as discontinued operations.  Results of operations in prior years
 have  been  restated   to  reclassify  these   businesses  as   discontinued
 operations.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years Ended October 31, 2003, 2002 and 2001

 This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects", "believe", "anticipates", "estimate", "plans", "expect", "intends", and similar words and expressions are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors" located in PART I, Item
 1. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business throughout this Report. The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2003, 2002, and 2001 and should be read in conjunction with our Financial Statements and the Notes thereto commencing at page F-1 hereof.

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

 On October 12, 2001, we completed the acquisition from Rapid Link of certain assets and executory contracts of Rapid Link, USA, Inc. and 100% of the common stock of Rapid Link Telecommunications, GmbH, a German company. Rapid Link provides integrated data and voice communications services to both wholesale and retail customers around the world. Rapid Link built a large residential retail customer base in Europe and Asia, using Rapid Link's network to make international calls anywhere in the world. Furthermore, Rapid Link developed a VoIP network using Clarent and Cisco technology which we have used to take advantage of wholesale opportunities where rapid deployment and time to market are critical. A significant majority of our revenue in our 2003 and 2002 fiscal years was derived from our Rapid Link acquisition.

 On November 19, 2002 we entered into an agreement with Global Capital Funding Group, L.P. that provided us with a two year loan of $1.25 million. $443,000 of the proceeds from this financing were used to pay off the remaining balance of Dial Thru's April 2001 convertible debenture with Global Capital while the remaining $807,000 has been and will be used for the Company's ongoing working capital needs.

 On July 24, 2003 we entered into an agreement with GCA Strategic Investment Fund Limited that provided us with a 152-day loan of $550,000. On January 2, 2004, per the terms of this loan agreement, the maturity date became November 8, 2004. The loan proceeds have been and will be used for the Company's ongoing working capital needs.

 On August 1, 2003, our German Subsidiary, Rapid Link Telecommunications GmbH received approval for its insolvency filing and has been turned over to a trustee who is responsible for liquidating the operation.

 The telecommunications industry continues to evolve towards an increased emphasis on IP related products and services. We have focused our business towards these types of products and services for the last couple of years and feel we are one of the front runners in this industry. Furthermore, we believe the use of the Internet to provide IP related telephony services to the end user customer, either as a stand alone solution or bundled with other IP products, will continue to impact the industry as large companies like Time Warner and ATT look to capitalize on their existing cable infrastructures, and smaller companies look to provide innovative solutions to attract commercial and residential users to their product offerings.

 We expect to focus on the growth of our VoIP business through adding new products and services residing on our existing network which we can offer to end user customers. We are also exploring opportunities to provide current customers, and attract new customers, through the sale of Internet phones that allow users to connect specialized Internet phones to their existing Dial-Up or DSL Internet connections. These Internet phones will allow the user to originate phone calls over the Internet, thereby bypassing the normal costs associated with originating phones calls through the traditional Public Switched Telephone Network. By avoiding these costs, we are able to offer lower priced services to these customers, which we believe will allow us to attract additional users. We also believe there will be considerable demand for this type of product in certain foreign markets, where end users pay a significant premium to their local phone companies to make long distance phone calls. It is our intention to secure a purchase agreement with a supplier of Internet phones during the second quarter of fiscal 2004.

 While we expect the growth in our customers and suppliers and the introduction of innovative product offerings to retail users, specifically Internet phones, to have a positive impact on our revenues and earnings, we cannot predict when this will happen, or be certain that it will happen at all. The revenue and costs associated with the Internet phone product offerings will depend on the number of customers and contracts we obtain.

 See "Risk Factors" above for discussion of the impact of market risks, financial risks and other uncertainties. Please also see "Forward-Looking Statements" above relating to statements other than historical information or statements of current condition.

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

 Revenue Recognition

 Our revenues are generated at the time a customer uses our network to make a phone call. We sell our services to SMEs and end-users who utilize our network for international re-origination and dial thru services, and to other providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times we receive payment from our customers in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made. The Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and Staff Accounting Bulletin No. 101.

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

 Goodwill and Other Long-Lived Assets

 Property, plant and equipment and other long-lived assets are amortized over their useful lives. Useful lives are based on our estimate of the period that the assets will generate revenue. Goodwill is assessed for impairment at least annually.

 Financing,  Warrants   and  Amortization   of   Warrants  and   Fair   Value
 Determination

 We have traditionally financed our operations through the issuance of debt instruments that are convertible into our common stock, at conversion rates at or below the fair market value of our common stock at the time of conversion, and typically include the issuance of warrants. We have recorded these financing transactions in accordance with Emerging Issues Task Force Nos. 98-5 and 00-27. Accordingly, we recognize the beneficial conversion feature imbedded in the financings and the fair value of the related warrants on the balance sheet as debt discount. The debt discount is amortized over the life of the respective debt instrument.

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


 Results of Operations

 Our operating results for the last three fiscal years are as follows:

                                                        % of       % Change                   % of      % Change
                                          Year Ended   Revenue   2002 to 2003    Year Ended  Revenue  2001 to 2002    Year Ended
                                         Oct 31 2003    2003   Increase (Decr)  Oct 31 2002   2002   Increase (Decr)  Oct 31 2001
                                         -----------    ----   ---------------  -----------   ----   ---------------  -----------
 REVENUES                               $ 17,654,794    100%         -4%       $ 18,408,649   100%        177%       $  6,641,818

 COSTS AND EXPENSES
  Costs of revenues                       13,128,924     74%         14%         11,539,562    63%        147%          4,668,418
  Sales and marketing                        700,404      4%        -21%            885,661     5%         10%            808,792
  Non-cash sales and marketing expense             -      -          -                    -     -        -100%            258,616
  General and administrative               3,812,639     22%        -34%          5,760,179    31%         75%          3,297,954
  Impairment charge related to write
    down of advertising credits            2,376,678     13%          -                   -     -           -                   -
  Impairment charge related to write
    down of assets held for resale                 -      -        -100%            320,307     2%          -                   -
  Depreciation and amortization            1,338,351      8%        -38%          2,158,135    12%        176%            781,331
  Sales tax settlement                       350,000      2%          -                   -     -           -                   -
                                         -----------    ----   ---------------  -----------   ----   ---------------  -----------
   Total costs and expenses               21,706,996    123%          5%         20,663,844   112%        111%          9,815,111
                                         -----------    ----   ---------------  -----------   ----   ---------------  -----------
  Operating loss                          (4,052,202)   -23%         80%         (2,255,195)  -12%        -29%         (3,173,293)

 OTHER INCOME (EXPENSE)
  Interest expense and financing costs    (1,131,806)    -6%         -9%         (1,247,488)   -7%         76%           (710,464)
  Other income related to settlement
    of disputes                                    -      -           -                   -     -        -100%          1,789,373
  Foreign exchange                             7,097      -        -122%            (31,976)    -           -                   -
  Write off of investment
    in marketable securities                       -      -           -                   -     -        -100%           (446,820)
  Gain (loss) on disposal of equipment      (241,935)    -1%      -2772%              9,053     -         -34%             13,693
                                         -----------    ----   ---------------  -----------   ----   ---------------  -----------
    Total other income (expense)          (1,366,644)    -8%          8%         (1,270,411)   -7%       -297%            645,782

                                         -----------    ----   ---------------  -----------   ----   ---------------  -----------
 LOSS FROM CONTINUING OPERATIONS          (5,418,846)   -31%         54%         (3,525,606)  -19%         39%         (2,527,511)

 LOSS FROM DISCONTINUED OPERATIONS        (1,203,465)    -7%          4%         (1,158,574)   -6%        639%           (156,795)
                                         -----------    ----   ---------------  -----------   ----   ---------------  -----------
 NET LOSS                               $ (6,622,311)   -38%         41%       $ (4,684,180)  -25%         75%       $ (2,684,306)
                                         ===========    ====   ===============  ===========   ====   ===============  ===========

 LOSS PER SHARE:
   Basic and diluted loss per share
     Continuing operations              $      (0.34)                          $      (0.25)                         $      (0.23)
     Discontinued operations                   (0.07)                                 (0.09)                                (0.02)
                                         -----------                            -----------                           -----------
                                        $      (0.41)                          $      (0.34)                         $      (0.25)
                                         ===========                            ===========                           ===========
 SHARES USED IN THE CALCULATION
   OF PER SHARE AMOUNTS:
     Basic and diluted common shares      15,999,179                             13,935,782                           10,900,115
                                         ===========                            ===========                           ===========

 Results of Operations - 2003 Versus 2002

 Operating Revenues

 Our wholesale revenues increased by 41% and our retail revenues decreased by 44% for the fiscal year ended October 31, 2003, compared to the prior fiscal year. The increase in wholesale revenues for the fiscal year ended October 31, 2003 is attributable to additions to our wholesale sales force during fiscal year 2002, which focuses on developing greater wholesale opportunities both in customer growth and the development of additional points of termination. The decrease in retail revenues for the fiscal year ended October 31, 2003 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets. The redeployment of troops into Iraq in March 2003 resulted in a decline in retail customers. We are exploring opportunities to grow our retail business through use of our advertising credits and newspaper advertising.

 Costs of Revenues

 Included in our cost of revenues for fiscal year 2002 are credits received from two vendors totaling $729,000 relating to disputes for minutes billed in error for periods prior to fiscal 2002. Without these credits, costs of revenues as a percentage of revenues for the fiscal year ended October 31, 2002 would have been 67%. Our costs of revenues as a percentage of revenues has increased due to a decline in our retail traffic which realizes higher margins than our wholesale traffic. Costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products.

 General and Administrative Expenses

 Included in general and administrative expenses is bad debt expense of $28,000 and $685,000 for the fiscal years ended October 2003 and 2002, respectively. For the 2002 fiscal year, bad debt expense includes $216,000 attributable to non-payment from a single wholesale customer. We have implemented strict credit policies and systems to closely monitor our wholesale traffic daily to reduce the risk of bad debt. We have further reduced our general and administrative costs by approximately $983,000, for the fiscal year ended October 31, 2003, through the elimination of personnel and personnel related costs. We review our general and administrative expenses regularly, and continue to manage the costs accordingly to support the current and anticipated future business.

 Sales and Marketing Expenses

 A significant component of our revenues is generated by outside agents or through newspaper and periodical advertising, which is managed by a small in-house sales and marketing organization. We will continue to focus our sales and  marketing efforts  on newspaper  and periodical  advertising  and agent related expenses to generate additional revenues. The use of our advertising credits is expected to increase sales and marketing expenses in absolute dollars in future periods.

 Impairment Charge Related to Write Down of Advertising Credits

 During fiscal year 2000, we issued common stock in exchange for advertising credits. As our ability to use these credits is uncertain, in accordance with Generally Accepted Accounting Principles, we have written-off the remaining advertising credits during the fiscal year ended October 31, 2003. (See Note 5 to the Consolidated Financial Statements.)

 Impairment Charge Related to Write Down of Assets Held for Resale

 Assets held for resale represents internally constructed equipment for prepaid telecommunications. As the potential ability to sell this equipment is uncertain, in accordance with Generally Accepted Accounting Principles, this equipment was written-off during the fiscal year ended October 31, 2002. (See Note 11 to the Consolidated Financial Statements.)

 Depreciation and Amortization

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

 Sales Tax Settlement

 This estimated cost is attributable to audit findings on our former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. The State of Texas determined that we did not properly remit sales tax on certain transactions. Our current and former managements have filed exceptions, through our outside sales tax consultant, to the State's audit findings. (See Note 14 to the Consolidated Financial Statements).

 Interest Expense and Financing Costs

 Interest expense and financing costs were due primarily to the amortization of deferred financing fees and debt discount on our convertible debentures and our related party notes payable.

 Results of Operations - 2002 Versus 2001

 Operating Revenues

 Revenues for the fiscal year ended October 31, 2002 include $15,436,000 resulting from the customers and infrastructure acquired from Rapid Link. Recurring revenues not related to Rapid Link were reduced in our 2002 fiscal year by $1,005,000, primarily due to the loss of business from two large resellers. Our retail and wholesale revenues increased by 147% and 220%, respectively, for the fiscal year ended October 31, 2002 compared to the prior fiscal year. In addition to the growth obtained by the acquisition of Rapid Link, we successfully added new wholesale customers and new international points of termination. Furthermore, we added to our wholesale sales force to focus on developing greater wholesale opportunities.

 Costs of Revenues

 Costs of revenues increased due to the growth in minutes and customers as well as the increased revenue and traffic acquired from Rapid Link. Included in our cost of revenues for fiscal year 2002 are credits received from two vendors totaling $729,000 relating to disputes for minutes billed in error for periods prior to fiscal 2002. Without these credits, costs of revenues as a percentage of revenues for the fiscal year ended October 31, 2002 would have been 67%. Our costs of revenues as a percentage of revenues improved slightly as the retail revenue acquired from Rapid Link realized higher margins than our existing retail traffic. This margin improvement was reduced in part by growth in our wholesale traffic.

 General and Administrative Expenses

 The increase in general and administrative expenses was primarily due to the addition of the Rapid Link operations. Included in general and administrative expenses is bad debt expense of $685,000 and $140,000 for the fiscal years October 31, 2002 and 2001, respectively. For the 2002 fiscal year, bad debt expense includes $216,000 attributable to non-payment from a single wholesale customer. We implemented strict credit policies and systems to closely monitor our wholesale traffic daily to reduce the risk of bad debt.

 Sales and Marketing Expenses

 The reduction of our sales and marketing expenses as a percentage of revenues was primarily due to the increase in wholesale customer revenues as a percentage of our total revenues. A majority of our retail revenues are generated by outside agents, or through newspaper and periodical advertising, which is managed by a small in-house sales and marketing group. Alternatively, we can generate significant revenues from our wholesale business with relatively few sales personnel, as wholesale customers are usually large international telecommunications companies that provide both retail and wholesale opportunities to millions of customers worldwide.

 Impairment Charge Related to Write Down of Assets Held for Resale

 Assets held for resale represents internally constructed equipment for prepaid telecommunications. As the potential ability to sell this equipment is uncertain, in accordance with Generally Accepted Accounting Principles, this equipment was written-off during the fiscal year ended October 31, 2002. (See Note 11 to the Consolidated Financial Statements.)

 Depreciation and Amortization

 The increase in depreciation and amortization is primarily related to the assets of the business acquired from Rapid Link. A majority of our depreciation and amortization expenses relate to the equipment utilized in our VoIP network. In accordance with Statement of Accounting Standards No. 142, effective November 1, 2001, we no longer amortize goodwill. Amortization of goodwill for the fiscal year ended October 31, 2001 was $172,000.

 Interest Expense and Financing Costs

 Interest expense and financing costs were due primarily to the amortization of deferred financing fees and debt discount on our convertible debentures and our related party notes payable. For the fiscal year ended October 31, 2001, $710,000 of interest expense and financing costs were primarily attributable to amortization of deferred financing fees and debt discount associated with our convertible notes which were converted to equity in March 2001, and the fair value of additional warrants issued to the holders of the notes which were fully vested at the time of issuance.

 Other Income Related to Settlement of Dispute

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

 At October 31, 2003, we had cash and cash equivalents of approximately $505,000, an increase of $236,000 from the balance at October 31, 2002. We had significant working capital deficits at both October 31, 2003 and 2002. As of October 31, 2003, our current assets of approximately $1,609,000 included net accounts receivable of approximately $873,000, which has decreased over the balance of $966,000 at October 31, 2002 due to a decline in revenues as well as the Company implementing more stringent credit requirements during fiscal 2002.

 Net cash used in operating activities of continuing operations was $684,000 for the fiscal year ended October 31, 2003, compared to net cash used in operating activities of continuing operations of $56,000 for the fiscal year ended October 31, 2002. The net cash used in operating activities of continuing operations for the fiscal year ended October 31, 2003 was primarily due to a net loss from continuing operations of $5,419,000 adjusted for: loss from disposal of fixed assets of $242,000; non-cash interest expense of $689,000; depreciation and amortization of $1,338,000; net changes in operating assets and liabilities of $48,000; and impairment charge related to write down of advertising credits of $2,377,000. For the fiscal year ended October 31, 2002, the net cash used in operating activities of continuing operations was comprised of a net loss from continuing operations of $3,526,000 adjusted for: impairment charge related to write down of assets held for resale of $320,000; bad debt expense of $685,000; non-cash interest expense of $924,000; depreciation and amortization of $2,158,000; and net changes in operating assets and liabilities of ($583,000).

 Net cash used in investing activities of continuing operations for the years ended October 31, 2003 and 2002 was $192,000 and $303,000, respectively, and relate to the purchase of property and equipment.

 Net cash provided by financing activities of continuing operations for the fiscal year ended October 31, 2003, totaled $1,169,000, compared to $667,000 for the fiscal year ended October 31, 2002. For the fiscal year ended October 31, 2003, significant components of net cash provided by financing activities of continuing operations include $1,800,000 in net proceeds from notes payable, offset by $105,000 in payments on capital leases, $82,000 of financing fees, and $443,000 in payments on convertible debentures. For the fiscal year ended October 31, 2002, the significant components of net cash provided by financing activities include $300,000 in net proceeds from a note issued to one of our executives, $550,000 from the issuance of a convertible debenture, offset by $106,000 in payments on capital leases, and $93,000 of financing fees.

 We have an accumulated deficit of approximately $47.2 million as of October 31, 2003, as well as significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing. As of the date of this report:

   1) we obtained additional financing of $1,250,000 in November 2002, a portion of which was used to fully pay the April 11, 2001 convertible debenture with Global Capital Funding Group, L.P.
   2) we and GCA Strategic Investment Fund Limited agreed to extend the maturity date of the January 2002 debenture from January 28, 2003 to November 8, 2004.
   3) we obtained additional financing of $550,000 in July 2003.

 Since the beginning of April 2001, we have raised $5.7 million in debt financing.

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

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the fiscal year ended October 31, 2003 were $192,000 and we do not anticipate significant spending for fiscal year 2004.

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

 In January 2002, we executed a 6% convertible debenture (the "Second Debenture") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. With an original maturity date of January 28, 2003, the Second Debenture was amended subsequent to fiscal year 2002 and now matures on November 8, 2004. The conversion price is equal to the lesser of
 (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Second Debenture shall be at the Formula Conversion Price.

 In November 2002, we executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note's maturity date is November 8, 2004. The Company also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007.

 In July 2003, we executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's maturity date was December 23, 2003. Per the terms of the GCA-Note agreement, in the event the GCA-Note is not repaid in full within 10 days of the maturity date, the terms of the GCA-Note shall become the same as those of the Second Debenture. Effective January 2, 2003, the GCA-Note's terms became the same as those of the Second Debenture. We also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008.


 Item 7a. Quantitative and Qualitative Disclosures About Market Risk

 We provide our retail services primarily to customers located outside of the U.S. Thus, our financial results could be impacted by foreign currency exchange rates and market conditions abroad. As most of our services are paid for in U.S. dollars, a strong dollar could make the cost of our services more expensive than the services of non-U.S. based providers in foreign markets. In markets where we buy our services in local currency and sell those services to U.S. customers, a weak dollar could make our services more expensive than our competitors in foreign markets. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.


 Item 8. Financial Statements and Supplementary Data

 The information required by Item 8 of this Report is presented in Item 15.


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

 Changes in our accountants were previously reported in current reports on Form 8-K filed on November 7, 2001, August 2, 2002 and August 23, 2002.


 Item 9a. Controls and Procedures

 Within the 90 days prior to the filing date of this Annual Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and our
 Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

 There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   PART III


 Item 10. Directors and Executive Officer of the Registrant

      The following table sets forth certain information regarding our executive officers and directors.


               Name             Age       Position with the Company
          ---------------       ---       --------------------------------
          John Jenkins          42        Chairman, Chief Executive
                                          Officer, President and Director
          Allen Sciarillo       39        Executive Vice President, Chief
                                          Financial Officer, Secretary and
                                          Director
          Lawrence Vierra       58        Executive Vice President and
          Eleizer Gurfel        45        Director
                                          Executive Vice President
          Robert M. Fidler      64        Director
          Nick DeMare           48        Director
          David Hess            42        Director

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

 ELEIZER GURFEL has served as our Executive Vice President since May 2002. From January 2001 through May 2002, Mr. Gurfel was the President of Asiatel Inc, a privately owned global facilities-based telecommunications carrier. From November 1999 through December 2000, Mr. Gurfel was Vice President of InterPacket Networks, a provider of Internet connectivity to Internet Service providers worldwide. Prior to that time, Mr. Gurfel was Chief Operating Officer of LCR Telecommunications, from August 1997 through November 1999

 ROBERT M. FIDLER has served as one of our directors since November 1994. Mr. Fidler joined Atlantic Richfield Company (ARCO) in 1960, was a member of ARCO's executive management team from 1976 to 1994 and was ARCO's manager of New Marketing Programs from 1985 until his retirement in 1994.

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

 Meetings of the Board of Directors

 Our Board of Directors held one meeting during the fiscal year ended October 31, 2003. The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. There is no standing nominating committee. Each of the directors attended the meeting of the Board of Directors and all meetings of any committee on which such director served.

 Code of Business Conduct and Ethics

 We have adopted a code of business conduct and ethics for employees, executive officers and directors that is designed to ensure that all of our directors, executive officers and employees meet the highest standards of ethical conduct. The code requires that our directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. Under the terms of the code, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the code.

 As a mechanism to encourage compliance with the code, we haves established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The code also prohibits us from retaliating against any director, executive officer or employee who reports actual or apparent violations of the code.

 The code is included in this filing as Exhibit 14.1.

 Audit Committee Financial Expert

 Our board of directors has determined that Nick DeMare is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended, and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of that act.


 Compliance with Section 16(a) of the Securities Exchange Act of 1934

 Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our
 common  stock  and  other  equity  securities  of  our  Company.   Officers,
 directors and greater than 10% stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the review of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended October 31, 2003, our executive officers, directors and all persons who own more than 10% of our common stock complied with all Section 16(a) requirements.


 Item 11. Executive Compensation

 The following table summarizes the compensation we paid, for services rendered to our Company during the fiscal years ended October 31, 2003, 2002 and 2001 to our chief executive officer and all other executive officers whose total annual salary and bonus exceeded $100,000 during fiscal 2003.


                                 Summary Compensation Table
                                                                Long Term
                                   Annual Compensation         Compensation
                                   -------------------           Awards
                                                               Securities
 Name and principal                             Other annual   Underlying     All other
      position          Year    Salary   Bonus  compensation  Options/SARs   Compensation
 ------------------------------------------------------------------------------------------
                                  ($)     ($)       ($)           (#)            ($)
 John Jenkins           2003   150,000    -0-       -0-           -0-            -0-
 Chairman, CEO          2002   181,042    -0-       -0-           -0-            -0-
 and President          2001   108,833    -0-       -0-        700,000           -0-

 Allen Sciarillo        2003   125,000   1,106      -0-           -0-            -0-
 Executive Vice         2002   141,667    -0-       -0-           -0-            -0-
 President and Chief    2001     -0-      -0-       -0-        500,000           -0-
 Financial Officer

 Eleizer Gurfel         2003   105,000    -0-     44,210          -0-            -0-
 Executive Vice         2002    53,692    -0-      1,268        75,000           -0-
 President              2001     -0-      -0-       -0-           -0-            -0-


  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
                                    Values

 The following table sets forth information with respect to the number of options held at fiscal year end and the aggregate value of in-the-money options held at fiscal year end by each of the Named Executive Officers.


                  Shares                  Number of securities           Value of unexercised in-
                acquired on   Value    underlying unexercised options  the-money options at fiscal
                 exercise    realized    at fiscal year end (#)             year end ($) (2)
     Name          (#)       ($)(1)    Exercisable      Unexercisable  Exercisable    Unexercisable
 -------------- -----------  --------  -----------      -------------  -----------    -------------
 John Jenkins      -0-         -0-       466,667          233,333           -0-             -0-
 Allen Sciarillo   -0-         -0-       333,333          166,667           -0-             -0-

 (1) The value realized upon the exercise of stock options represents the difference between the exercise price of the stock option and the fair market value of the shares, multiplied by the number of options exercised on the date of exercise.

 (2) The value of "in-the-money" options represents the positive spread between the exercise price of the option and the fair market value of the underlying shares based on the closing stock price of our common stock on October 31, 2003, which was $0.17 per share. "In-the-money" options include only those options where the fair market value of the stock is higher than the exercise price of the option on the date specified. The actual value, if any, an executive realizes on the exercise of options will depend on the fair market value of our common stock at the time of exercise.

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

 Compensation Committee Interlocks and Insider Participation

 None of our executive officers or directors serves as a member of the board of directors or compensation committee of any other entity which has one or more executive officers serving as a member of our board of directors. During our 2003 fiscal year, our Compensation Committee consisted of Nick DeMare and Robert Fidler.


 Item 12. Security Ownership of Certain Beneficial Owners and Management

 The following table sets forth certain information as of January 23, 2004, concerning those persons known to us, based on information obtained from such persons, our records and schedules required to be filed with the SEC and delivered to us, with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of such outstanding common stock, (ii) each of our current directors, (iii) each Named Executive Officer and (iv) all of our executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned. Effect has been given to shares reserved for issuance under outstanding stock options and warrants where indicated.


                                                   Number of      Percent of
        Name and address of Beneficial Owner       Shares (1)     Class (2)
        ------------------------------------       -----------    ----------
        Dodge Jones Foundation
        400 Pine Street, Suite 900                 1,000,000 (3)     6.17%
        Abilene, Texas 79601

        John Jenkins
        17383 Sunset Boulevard, Suite 350          4,315,057 (4)    22.99%
        Los Angeles, California  90272

        Lawrence Vierra                              405,000 (5)     2.44%
        2353 Dolphin Court
        Henderson, NV  89014

        Nick DeMare                                   20,280 (6)      *
        Chase Management
        1090 West Georgia Street, Suite 1305
        Vancouver, BC V6E 3V7

        Robert M. Fidler                              14,000 (7)      *
        987 Laguna Road
        Pasadena, California 91105

        David Hess                                         0          *
        545 Alder Avenue
        Westfield, New Jersey  07090

        Allen Sciarillo                              433,333 (8)     2.60%
        17383 Sunset Boulevard, Suite 350
        Los Angeles, CA 90272

        Global Capital Funding Group L.P.          1,373,838 (9)     8.15%
        106 Colony Park Drive
        Cumming, GA  30040

        All Executive Officers and Directors      5,187,670         26.44%
        as agroup (6 persons)

        * Reflects less than one percent.

       (1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our Common Stock subject to options or warrants held by that person that are exercisable within 60 days of January 23, 2004 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of any other person.
       (2) Based upon 16,201,803 shares of Common Stock outstanding as of January 23, 2004.
       (3) Based upon information contained within Schedule 13D filed with the Securities and Exchange Commission on July 2, 1997.
       (4) Includes 2,565,057 shares of Common Stock which may be acquired through the exercise of options which are exercisable within 60 days of January 23, 2004.
       (5) Includes 400,000 shares of Common Stock which may be acquired through the exercise of options which are exercisable within 60 days of January 23, 2004.
       (6) Includes 10,000 shares of Common Stock which may be acquired through the exercise of options which are exercisable within 60 days of January 23, 2004.
       (7) Includes 10,000 shares of Common Stock which may be acquired through the exercise of option and warrants which are exercisable within 60 days of January 23, 2004.
       (8) Includes 433,333 shares of Common Stock which may be acquired through the exercise of warrants which are exercisable within 60 days of January 23, 2004.
       (9) Includes 650,000 shares of Common Stock which may be acquired through the exercise of warrants which are exercisable within 60 days of January 23, 2004.

 Equity Compensation Plan Information

         The following table provides information about shares of our common stock that may be issued under our equity compensation plans, as of October 31, 2003:

                                                               Number of
                         Number of       Weighted-average      securities
                      securities to be    exercise price       remaining
                        issued upon       of outstanding     available for
                        exercise of          options,       future issuance
                        outstanding          warrants         under equity
                     options, warrants         and            compensation
 Plan Category           and rights           rights       plans (excluding
                        (column (a))                     securities reflected
                                                            in column (a))
 -------------       -----------------   ----------------   ---------------
 Equity                5,579,891 (1)          $0.83            2,856,000
 compensation
 plans approved
 by security holders

 Equity                    -0-                 n/a                 -0-
 compensation
 plans not
 approved by
 security holders

 Total                 5,579,891              $0.83            2,856,000


 (1) Amount includes outstanding options granted pursuant to the 2002 Dial Thru International Corporation Equity Incentive Plan and the Amended and Restated 1990 Dial Thru International Corporation Stock Option Plan.


 Item 13. Certain Relationships and Related Transactions

 In October 2001, we issued 10% convertible notes (the "Notes") to three of our executive officers, each of whom was also one of our directors, who provided financing to our Company in the aggregate principal amount of $1,945,958. The Notes were issued as follows: (i) a note in the principal amount of $1,745,958 to John Jenkins, our Chief Executive Officer; (ii) a
 note in the principal amount of $100,000 to Allen Sciarillo, our Executive Vice President and Chief Financial Officer; and (iii) a note in the principal amount of $100,000 to Larry Vierra, our Executive Vice President. With an original maturity date of October 24, 2003, these Notes were amended subsequent to fiscal year 2002 and now mature on February 24, 2004. Each note is secured by certain of our assets. Each Note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of the holder at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.75 per share, which warrants expire on October 24, 2006.

 In January and July 2002, the Notes issued to Mr. Jenkins were amended to include additional advances in the aggregate principal amount of $402,443. We also issued to Mr. Jenkins two warrants to acquire an additional 102,443 and 300,000 shares of common stock, respectively, at an exercise price of $0.75, which warrants expire on January 28, 2007 and July 8, 2007, respectively.


 Item 14. Principal Accounting Fees and Services

 We are not yet required to make any disclosure under this new Item because the fiscal year covered by this Annual Report ended prior to December 15, 2003.

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

 4.9 Securities Purchase Agreement issued January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.1 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.10 Registration Rights Agreement dated January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.2 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.11 6% Convertible Debenture of Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.3 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.12 Common Stock Purchase Warrant dated January 28, 2002 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.4 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523 (the "Form S-3"), and incorporated herein by reference)

 10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated October 31, 1998, and incorporated herein by reference)

 10.3 Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins (filed as Exhibit 4.3 to the 2000 Form 10-K and incorporated herein by reference)

 14.1* Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

 21.1* Subsidiaries of the Registrant

 23.1* Consent of KBA Group LLP

 23.2* Information regarding consent of Arthur Andersen LLP

 31.1* Certificate of Chief Executive Officer  pursuant to Rule 13a-14(a) and
       Rule 15d-14(a) of the Securities Exchange Act of 1934

 31.2* Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)  and
       Rule 15d-14(a) of the Securities Exchange Act of 1934

 32.1* Certificate of Chief Executive Officer  pursuant to 18 U.S.C.  Section
       1350

 32.2* Certificate of Chief Financial Officer  pursuant to 18 U.S.C.  Section
       1350

     * Filed herewith.

      (b) reports on form 8-K

 During the quarter ended October 31, 2003, our Company filed two Current Reports on Form 8-K.

 1. A report filed on August 1, 2003 described the approval of the insolvency filing by the registrant's German subsidiary, Rapid Link, GmbH.

 2. A report filed on September 17, 2003 described the registrant's:
           a. Securities Purchase Agreement dated November 8, 2002 with Global Capital Funding Group, L.P.
           b. Securities Purchase Agreement dated July 24, 2003 with GCA Strategic Investment Fund Limited.
           c. issuance of a press release setting forth its financial results for its third quarter ended July 31, 2003.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed in its behalf by the undersigned thereunto duly authorized.

                     DIAL THRU INTERNATIONAL CORPORATION

 Date: January 29, 2004

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



        NAME                        TITLE                         DATE
        ----                        -----                         ----

    /s/ JOHN JENKINS         Chairman, Chief Executive       January 29, 2004
    John Jenkins             Officer and President and
                             Director

    /s/ ALLEN SCIARILLO      Chief Financial Officer         January 29, 2004
    Allen Sciarillo          and secretary (principal
                             financial and principal
                             accounting officer)

    /s/ LAWRENCE VIERRA      Executive Vice President        January 29, 2004
    Lawrence Vierra          and Director

    /s/ ROBERT M. FIDLER     Director                        January 29, 2004
    Robert M. Fidler

    /s/ NICK DeMARE          Director                        January 29, 2004
    Nick DeMare

    /s/ DAVID HESS           Director                        January 29, 2004
    David Hess

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS


 1. Consolidated Financial Statements

    Reports of Independent Public Accountants                           F-2

    Consolidated Balance Sheets at October 31, 2003 and 2002            F-4

    Consolidated Statements of Operations for the fiscal years
      ended October 31, 2003, 2002 and 2001                             F-5

    Consolidated Statement of Shareholders' (Deficit) Equity for
      the fiscal years ended October 31, 2003, 2002 and 2001            F-6

    Consolidated Statements of Cash Flows for the fiscal years ended
      October 31, 2003, 2002 and 2001                                   F-7

    Notes to Consolidated Financial Statements                          F-8

 2. Financial Statement Schedule

    Reports of Independent Public Accountants as to Schedule            S-1

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

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------

 To the Board of Directors and Shareholders of Dial Thru International Corporation

 We have audited the accompanying consolidated balance sheets of Dial Thru International Corporation and subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dial Thru International Corporation and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 As described in Note 1 to the October 31, 2003 and 2002 financial statements, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has used significant cash flows in operations during each of the last three fiscal years. Additionally, at October 31, 2003, the Company's current liabilities exceeded its current assets by $9.9 million and the Company has a shareholders' deficit totaling $8.1 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as they relate to these issues are also explained in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 As discussed in Note 1 to the Consolidated Financial Statements, during fiscal year 2002, the Company changed its method of accounting for goodwill and other intangibles to comply with the accounting provisions of Statement of Accounting Standard No. 142 "Goodwill and Other Intangibles".


 /s/ KBA GROUP LLP
 __________________
 KBA GROUP LLP
 Dallas, Texas
 December 12, 2003, except for Note 19,
 as to which the date is January 2, 2004

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

 /s/ ARTHUR ANDERSEN LLP
 ___________________________
 ARTHUR ANDERSEN LLP
 Atlanta, Georgia
 January 9, 2002

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                     ASSETS
                     ------                             October 31, October 31,
                                                           2003          2002
                                                        ----------   ----------
 CURRENT ASSETS
   Cash and cash equivalents                           $   505,256  $   269,313
   Trade accounts receivable, net of allowance
    for doubtful accounts of $295,094 at October
    31, 2003 and $506,391 at October 31, 2002              872,610      965,617
   Prepaid expenses and other current assets               230,997      124,845
                                                        ----------   ----------
       Total current assets                              1,608,863    1,359,775
                                                        ----------   ----------

 PROPERTY AND EQUIPMENT, net                             1,340,986    2,729,122
 ADVERTISING CREDITS, net                                        -    2,376,678
 GOODWILL, net                                           1,796,917    1,796,917
 OTHER ASSETS                                               91,434       75,739
 NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS           242,334      742,124
                                                        ----------   ----------
 TOTAL ASSETS                                          $ 5,080,534  $ 9,080,355
                                                        ==========   ==========

    LIABILITIES AND SHAREHOLDERS' DEFICIT
    -------------------------------------

 CURRENT LIABILITIES
   Current portion of capital lease obligations            146,140      257,780
   Trade accounts payable                                2,814,472    3,647,856
   Accrued liabilities                                   2,448,939    1,526,691
   Deferred revenue                                        356,999      331,786
   Deposits and other payables                             430,678      444,204
   Note payable, net of debt discount of $2,847
     at October 31, 2003                                   547,153            -
   Notes payable to related parties, net of debt
     discount of $423,291 at October 31, 2002            2,348,401    1,925,110
   Net current liabilities of discontinued operations    2,493,481    2,030,095
                                                        ----------   ----------
       Total current liabilities                        11,586,263   10,163,522
                                                        ----------   ----------

 CAPITAL LEASE OBLIGATIONS, net of current portion               -       11,549
 NOTE PAYABLE, net of debt discount of $22,838
   at October 31, 2003                                   1,227,162            -
 CONVERTIBLE DEBENTURES, net of debt discount
   of $10,756 at October 31, 2003 and $163,510
   at October 31, 2002                                     489,244      880,365

 COMMITMENTS AND CONTINGENCIES (See Notes 1 and 14)

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value, 10,000,000
     shares authorized, none issued and outstanding              -            -
   Common stock, $.001 par value; 44,169,100
     shares authorized; 16,201,803 shares issued
     at October 31, 2003 and 15,074,916 shares
     issued at October 31, 2002                             16,202       15,075
   Additional paid-in capital                           39,070,237   38,894,065
   Accumulated deficit                                 (47,253,704) (40,631,393)
   Accumulated other comprehensive loss                          -     (196,057)
   Treasury stock, 12,022 common shares at cost            (54,870)     (54,870)
   Subscription receivable - common stock                        -       (1,901)
                                                        ----------   ----------
       Total shareholders' deficit                      (8,222,135)  (1,975,081)
                                                        ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $ 5,080,534  $ 9,080,355
                                                        ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year ended October 31,
                                                 -----------------------------------------
                                                     2003           2002           2001
                                                 -----------    -----------    -----------
 REVENUES                                       $ 17,654,794   $ 18,408,649   $  6,641,818

 COSTS AND EXPENSES
 Costs of revenues                                13,128,924     11,539,562      4,668,418
 Sales and marketing                                 700,404        885,661        808,792
 Non-cash sales and marketing expense                      -              -        258,616
 General and administrative                        3,812,639      5,760,179      3,297,954
 Impairment charge related to write down of
   advertising credits                             2,376,678              -              -
 Impairment charge related to write down of
   assets held for resale                                  -        320,307              -
 Depreciation and amortization                     1,338,351      2,158,135        781,331
 Sales tax settlement                                350,000              -              -
                                                 -----------    -----------    -----------
 Total costs and expenses                         21,706,996     20,663,844      9,815,111
                                                 -----------    -----------    -----------

 Operating loss                                   (4,052,202)    (2,255,195)    (3,173,293)

 OTHER INCOME (EXPENSE)
 Interest expense and financing costs             (1,131,806)    (1,247,488)      (710,464)
 Other income related to settlement of disputes            -              -      1,789,373
 Foreign currency exchange gains (losses)              7,097        (31,976)             -
 Write off of investment in marketable securities          -              -       (446,820)
 Gain (loss) on disposal of equipment               (241,935)         9,053         13,693
                                                 -----------    -----------    -----------
 Total other income (expense), net                (1,366,644)    (1,270,411)       645,782
                                                 -----------    -----------    -----------
 LOSS FROM CONTINUING OPERATIONS                  (5,418,846)    (3,525,606)    (2,527,511)

 LOSS FROM DISCONTINUED OPERATIONS, net
   of income taxes of $0 for all periods          (1,203,465)    (1,158,574)      (156,795)
                                                 -----------    -----------    -----------
 NET LOSS                                       $ (6,622,311)  $ (4,684,180)  $ (2,684,306)
                                                 ===========    ===========    ===========
 LOSS PER SHARE:
    Basic and diluted loss per share
      Continuing operations                     $      (0.34)  $      (0.25)         (0.23)
      Discontinued operations                          (0.07)         (0.09)         (0.02)
                                                 -----------    -----------    -----------
                                                $      (0.41)  $      (0.34)  $      (0.25)
                                                 ===========    ===========    ===========
 SHARES USED IN THE CALCULATION
    OF PER SHARE AMOUNTS:
      Basic and diluted common shares             15,999,179     13,935,782     10,900,115
                                                 ===========    ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                                      F-5

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY

                                                                                                      Other
                                                                                                   Accumulated Receivable -
                                     Common   Common Stock  Treasury    Additional    Accumulated Comprehensive Common
                                     Shares      Amount       Stock   Paid-in Capital   Deficit   Income/(Loss)  Stock      Total
                                   ----------  -----------   -------  --------------- ----------- ------------- -------  ----------
Balance at October 31, 2000         9,895,090 $      9,895  $(54,870)  $ 33,838,158  $(33,262,907) $  (5,416) $(17,080) $   507,780


Shares issued upon exercise
  of options and warrants             134,000          134         -         34,223             -          -         -       34,357
Issuance of common stock
  in connection with
  consulting agreement                 90,000           90         -        101,160             -          -         -      101,250
Conversion of convertible notes       400,000          400         -        999,600             -          -         -    1,000,000
Shares issued to a shareholder      1,000,000        1,000         -      1,030,200             -          -         -    1,031,200
Issuance of warrants in connection
  with convertible debentures               -            -         -         79,931             -          -         -       79,931
Embedded beneficial conversion
  feature related to change
  in conversion factor                      -            -         -        828,111             -          -         -      828,111
Issuance of warrants in
  connection with convertible
  notes-related party                       -            -         -        496,598             -          -         -      496,598
Issuance of common stock
  in connection with acquisition
  of rapid link                       600,000          600         -        467,400             -          -         -      468,000
Issuance of warrants in connection
  with convertible notes                    -            -         -        141,841             -          -         -      141,841
Issuance of warrants in connection
  with consulting agreement                 -            -         -        157,366             -          -         -      157,366
COMPREHENSIVE INCOME (LOSS)
  Net loss                                  -            -         -              -    (2,684,306)         -         -   (2,684,306)
  Foreign currency translation
    adjustment                              -            -         -              -             -    (83,132)        -      (83,132)
                                   ----------  -----------   -------  --------------- ----------- ------------- -------  ----------
Total Comprehensive Income (Loss)           -            -         -              -    (2,684,306)   (83,132)        -   (2,767,438)

Balance at October 31, 2001        12,119,090 $     12,119  $(54,870)  $ 38,174,588  $(35,947,213) $ (88,548) $(17,080) $ 2,078,996
===================================================================================================================================

Shares issued upon exercise
  of options and warrants             175,000          175         -         69,825             -          -         -       70,000
Retirement of shares as payment
  for options                        (100,000)        (100)        -        (69,900)            -          -         -      (70,000)
Issuance of common stock
  in connection with
  consulting agreement                 25,000           25         -         13,725             -          -         -       13,750
Conversion of convertible notes
  including accrued interest        2,855,826        2,856         -        528,969             -          -         -      531,825
Issuance of warrants in connection
  with convertible debentures               -            -         -         17,096             -          -         -       17,096
Embedded beneficial conversion
  feature related to issuance
  of note payable                           -            -         -        114,154             -          -         -      114,154
Issuance of warrants in connection
  with convertible notes-related
  party                                     -            -         -         45,608             -          -         -       45,608
Cash received for subscription
  receivable-common stock                   -            -         -              -             -          -    15,179       15,179
COMPREHENSIVE INCOME (LOSS)
  Net loss                                  -            -         -              -    (4,684,180)         -         -   (4,684,180)
  Foreign currency translation
    adjustment                              -            -         -              -             -  $(107,509)        -     (107,509)
                                   ----------  -----------   -------  --------------- ----------- ------------- -------  ----------
Total Comprehensive Income (Loss)           -            -         -              -    (4,684,180)  (107,509)        -   (4,791,689)

Balance at October 31, 2002        15,074,916 $     15,075  $(54,870)  $ 38,894,065  $(40,631,393) $(196,057)  $(1,901) $(1,975,081)
===================================================================================================================================

Conversion of convertible notes
  including accrued interest        1,098,052        1,098         -        108,099             -          -         -      109,197
Issuance of warrants in connection
  with convertible debentures               -            -         -         17,208             -          -         -       17,208
Issuance of warrants in connection
  with notes payable                        -            -         -         52,795             -          -         -       52,795
Adjustment of outstanding shares       28,835           29                      (29)            -          -         -
Write off of subscription receivable        -            -         -         (1,901)            -          -     1,901            -
COMPREHENSIVE INCOME (LOSS)
  Net loss                                  -            -         -              -    (6,622,311)         -         -   (6,622,311)
  Foreign currency translation
    adjustment                              -            -         -              -             -    196,057         -      196,057
                                   ----------  -----------   -------  --------------- ----------- ------------- -------  ----------
Total Comprehensive Income (Loss)           -            -         -              -    (6,622,311)   196,057         -   (6,426,254)

Balance at October 31, 2003        16,201,803 $     16,202  $(54,870)  $ 39,070,237  $(47,253,704) $       -   $     -  $(8,222,135)
===================================================================================================================================

 The accompanying notes are an integral part of this consolidated financial statement.

                                      F-6

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year ended October 31,
                                                          ---------------------------------------
                                                             2003          2002           2001
                                                          ----------    -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss from continuing operations                   $ (5,418,846)  $ (3,525,606)  $ (2,527,511)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities:
    (Gain) loss from disposal of fixed assets                241,935         (9,053)       (13,693)
    Impairment charge related to write down
      of assets held for resale                                    -        320,307              -
    Impairment charge related to write down
      of advertising credits                               2,376,678              -              -
    Stock and warrants issued for services                         -         13,750        258,616
    Bad debt expense                                          28,268        685,059        140,167
    Non-cash interest expense                                688,732        924,340        597,731
    Non-cash vendor credit                                         -              -       (780,000)
    Depreciation and amortization                          1,338,351      2,158,135        781,331
    Effects of changes in foreign exchange rates              13,066        (39,792)       (83,132)
    (Increase) decrease in:
      Trade accounts receivable                               64,739       (372,978)      (962,046)
      Prepaid expenses and other current assets             (106,152)      (108,468)       100,408
      Advertising credits                                          -              -         76,349
      Other assets                                            (1,623)        12,421        136,319
    Increase (decrease) in:
      Trade accounts payable                                (851,186)      (730,283)     1,217,182
      Accrued liabilities                                    930,570        578,783        154,874
      Deferred revenue                                        25,213       (406,790)        78,628
      Deposits and other payables                            (13,526)       444,204              -
                                                          ----------    -----------    -----------
  Net cash used in operating activities
    of continuing operations                                (683,781)       (55,971)      (824,777)
                                                          ----------    -----------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                        (192,150)      (303,460)       (68,651)
  Cash paid for Rapid Link acquisition,
    net of cash acquired                                           -              -     (1,648,650)
                                                          ----------    -----------    -----------
  Net cash used in investing activities
    of continuing operations                                (192,150)      (303,460)    (1,717,301)
                                                          ----------    -----------    -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party note payable                         -        300,000      1,599,486
  Proceeds from notes payable                              1,800,000              -              -
  Proceeds from convertible debentures                             -        550,000      1,000,000
  Payments on capital leases                                (105,387)      (105,784)       (91,516)
  Deferred financing fees                                    (82,441)       (92,625)             -
  Proceeds from exercise of stock options                          -              -         34,357
  Payments on convertible debentures                        (443,000)             -              -
  Subscription receivable-common stock                             -         15,179              -
                                                          ----------    -----------    -----------
  Net cash provided by financing activities
    of continuing operations                               1,169,172        666,770      2,542,327
                                                          ----------    -----------    -----------
 NET CASH USED IN DISCONTINUED OPERATIONS                    (57,298)      (112,143)             -
                                                          ----------    -----------    -----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                   235,943        195,196            249

 Cash and cash equivalents at beginning of year              269,313         74,117         73,868
                                                          ----------    -----------    -----------
 Cash and cash equivalents at end of year                $   505,256   $    269,313   $     74,117
                                                          ==========    ===========    ===========
 SUPPLEMENTAL INFORMATION AND SCHEDULE OF NON
   CASH INVESTING AND FINANCING ACTIVITIES
  Conversion of convertible debenture and
    accrued interest to common stock                     $   109,197   $    531,825   $          -
  Fair value of warrants issued with debt                     70,003         62,704        736,458
  Debt issued with embedded beneficial
    conversion feature                                             -        114,154        667,598
  Exercise of stock options in exchange for
    retirement of 100,000 common shares                            -         70,000              -
  Conversion of note payable shareholder
    to note payable related party                                  -              -        346,000
  Conversion of convertible note to common stock                   -              -     (1,000,000)
  Common stock issued for acquisition
    of Dial Thru International                                     -              -      1,031,200
  Common stock issued for acquisition of Rapid Link                -              -        468,000
  Cash paid for interest                                      35,000              -         11,174



  The accompanying notes are an integral part of these consolidated financial statements.

                                      F-7

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

 On November 2, 1999, the Company acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation, along with the rights to the name "Dial Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom &
 Technologies, Inc. to Dial Thru International Corporation. DTI is a facilities-based, global Internet Protocol ("IP") communications company providing connectivity to international markets experiencing significant demand for IP enabled services. DTI provides a variety of international telecommunications services targeted to small and medium sized enterprises ("SME's") that include the transmission of voice and data traffic and the provision of Web-based and other communications services. The Company also sells telecommunications services for both the foreign and domestic termination of international long distance traffic into the wholesale market. DTI utilizes Voice over Internet Protocol ("VoIP") packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmissions, and are developing a private VoIP network. DTI utilizes state-of-the-art digital fiber optic cable, oceanic cable transmission facilities, international satellites and the Internet to transport our communications.

 Nature of Business
 ------------------
 During 1998 and 1999, the Company's operations included mainly sales and distribution of prepaid domestic and international calling cards to wholesale and retail customers. In November 1999 with the acquisition of Dial Thru International Corporation, the Company changed its focus from prepaid calling cards to becoming a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company currently provides a variety of international and domestic communication services including international re-origination and dial thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its VoIP Network to effectively deliver the products to the end user.

 In addition to helping companies achieve savings on long-distance voice and fax calls by routing calls over the Internet or the Company's private network, the Company also offers new opportunities for existing Internet Service Providers ("ISPs") who want to expand into voice services and private corporate networks seeking to lower long-distance costs.

 To further enhance its product offerings and accelerate its growth plans, in October 2001, the Company acquired certain assets and liabilities of Rapid Link, USA, Inc. ("Rapid Link USA") and 100% of the common stock of Rapid Link Telecommunications, GmbH, ("Rapid Link Germany") a German Company, from Rapid Link, Incorporated ("Rapid Link"). Rapid Link is a leading provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world. Rapid Link's global VoIP network reaches thousands of retail customers, primarily in Europe and Asia. The acquisition enhanced the Company's product offerings and rapidly expanded the Company's VoIP strategy due to the engineering and operational expertise acquired in the transaction. During 2003, management decided to discontinue its continued financial support of Rapid Link Germany and on August 1, 2003, Rapid Link Germany received approval for its insolvency filing. Accordingly, the operations of Rapid Link Germany have been reflected as discontinued operations in the accompanying financial statements for all periods presented.

 Financial Condition
 -------------------
 The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute is strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $47.3 million as of October 31, 2003, as well as a working capital deficit from continuing operations of approximately $7.5 million. Funding of the Company's working capital deficit, current and future operating losses, and expansion of the Company will require continuing capital investment. Historically, some of the funding of the Company has been provided by a major shareholder. The
 Company's strategy is to fund these cash requirements through debt facilities and additional equity financing. As of the date of this report:

   1) the Company obtained additional financing of $1,250,000 in November 2002, a portion of which was used to fully pay the April 11, 2001 convertible debenture with Global Capital Funding Group L.P.
   2) the Company and GCA Strategic Investment Fund Limited agreed to extend the maturity date of the January 2002 debenture from January 28, 2003 to November 8, 2004.
   3) the Company obtained additional financing of $550,000 in July 2003. Since the beginning of April 2001, the Company has raised $5.7 million in debt financing.

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


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation
 ---------------------------
 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, RDST, Inc., a Texas corporation, Dial Thru.com, Inc., a Delaware corporation, and DTI Com Inc., a California corporation, Dial Thru International Argentina S.A., Dial Thru International Venezuela, C.A., Dial Thru International Corporation, South
 Africa, and Rapid Link GmbH, a Germany company, which is currently in liquidation. All significant intercompany accounts and transactions have been eliminated.

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

 Cash and Cash Equivalents
 -------------------------
 The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalent deposits are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Company places its cash and cash equivalents with high credit quality financial institutions.

 Accounts Receivable
 -------------------
 Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

 Goodwill and Other Intangible Assets
 ------------------------------------
 Effective November 1, 2001, the Company adopted SFAS No, 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under SFAS No. 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS No. 142, the Company performed annual impairment tests of goodwill in the fourth quarters of fiscal 2003 and 2002. The results of both impairment tests indicated goodwill was not impaired. Goodwill, net of accumulated amortization, was $1,796,917 at October 31, 2003 and 2002. Had the Company not amortized goodwill for the year ended October 31, 2001, net loss would have been $2,512,789, and loss per share would have been $0.23.

 Valuation of Long-Lived Assets
 ------------------------------
 Effective November 1, 2002, the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") and accounting and reporting provisions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations" for a disposal of a segment. The primary objective of SFAS 144 is to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held for sale. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date.

 Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. During fiscal 2002, the Company wrote down certain property and equipment held for resale. The property and equipment was written down by $320,307 to $0, its estimated fair value.

 Loss Per Share
 --------------
 Loss per share is computed using the weighted average number of shares of common stock outstanding during each year. Diluted loss per share is computed using the weighted average number of shares of common stock outstanding during each year and common equivalent shares consisting of stock options, warrants, and convertible debentures (using the treasury stock method) to the extent they are dilutive.

 The shares  issuable  upon  the exercise  of  stock  options,  warrants  and convertible debentures are excluded from the calculation of net loss per share for each year as their effect on net loss for each year presented would be antidilutive. At October 31, 2003, there are 9,410,197 shares potentially issuable from outstanding stock options, warrants and convertible debentures.

 Income Taxes
 ------------
 The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

 Stock-Based Compensation
 ------------------------
 The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
 Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, no compensation cost has been recognized for its employee stock options in the financial statements during the years ended October 31, 2003, 2002 and 2001 as the fair market value on the grant date approximates the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, as amended by SFAS No. 148, the Company's pro forma net loss for the years ended October 31, 2003, 2002 and 2001 would have been as follows:

                                       2003           2002           2001
                                   -----------    -----------    -----------
    Net loss, as reported         $ (6,622,311)  $ (4,684,180)  $ (2,684,306)

    Add: Stock-based employee
    compensation expense
    included in reported net loss            -              -              -

    Deduct: Stock-based employee
    compensation expense
    determined under the
    fair value based method           (252,040)      (343,700)      (266,067)
                                   -----------    -----------    -----------
    Pro forma net loss            $ (6,874,351)  $ (5,027,880)  $ (2,950,373)
                                   ===========    ===========    ===========

    Net loss per share - basic
    and dilutive, as reported     $      (0.41)  $      (0.34)  $      (0.25)
                                   ===========    ===========    ===========

    Net loss per share - basic
    and dilutive, pro forma       $      (0.43)  $      (0.36)  $      (0.27)
                                   ===========    ===========    ===========

 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings or losses for future years.

 The value of all options and warrants for shares of the Company's common stock to employees of the Company has been determined under the market value method using Black-Scholes valuation principles and the following assumptions:


                                  2003         2002           2001
  ----------------------------------------------------------------
  Risk-free interest rate           3%           4%             5%
  Expected dividend yield           0%           0%             0%
  Expected lives               3 years      5 years        4 years
  Expected volatility         126-221%   99% - 157%    133% - 159%

 Comprehensive Income (Loss)
 ---------------------------
 SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), sets forth rules for the reporting and display of comprehensive income (loss) (net income (loss) plus all other changes in net assets from non owner sources) and its components in the financial statements. At October 31, 2002 and 2001 the major component of other comprehensive income (loss) consisted of an unrealized loss from currency translation, which is stated as a component of shareholders' (deficit) equity.

 Foreign Currency Translation and Foreign Currency Transactions
 --------------------------------------------------------------
 The Company's foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. Monetary assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' deficit. Foreign currency transactions resulting in gains and losses are recorded in the Statement of Operations.

 Reclassifications
 -----------------
 Certain reclassifications were made to the 2002 and 2001 consolidated financial statements to conform to the current year presentation.


 NOTE 3 - RAPID LINK ACQUISITION

 On October 12, 2001, DTI completed the acquisition of certain assets and liabilities of Rapid Link USA and 100% of the common stock of Rapid Link Germany, from Rapid Link. The acquisition was accounted for under the purchase method of accounting and accordingly, the results of the businesses acquired from Rapid Link have been included in operations of the Company in the consolidated financial statements from the date of acquisition. Rapid Link is a provider of high quality integrated data and voice communications services to both wholesale and retail customers around the world. The aggregate purchase price was $2,116,481, including $1,450,000 in cash, common stock valued at $468,000, and an additional $198,481 in acquisition related costs. The value of the 600,000 common shares was determined based on the closing market price of DTI's common shares on October 12, 2001. The value of the common stock is guaranteed by DTI to be no less than $300,000 at the time of the effectiveness of the Registration of the shares. As of the effectiveness of the Registration Statement relating to the shares, completed on March 28, 2002, the value of the common stock was $210,000. The incremental amount will be paid in stock and will not change the total purchase price paid for the Rapid Link acquisition.

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
                                                        ===========

 NOTE 4 - DISCONTINUED OPERATIONS

 On August 1, 2003, the Company's German Subsidiary, Rapid Link Germany, received approval for its insolvency filing. Rapid Link Germany has been turned over to a trustee who is responsible for liquidating the entity. At October 31, 2003, certain long-lived assets of Rapid Link Germany have been written down to their fair value. Assets and liabilities of Rapid Link Germany are categorized on the Consolidated Balance Sheets as Discontinued Operations. Operations of Rapid Link Germany for fiscal years 2003, 2002 and 2001 are categorized on the Consolidated Statements of Operations as Discontinued Operations.

 The following table presents selected balance sheet information for Rapid Link Germany at October 31:

                                                 2003         2002
                                              ----------   ----------
        Current Assets
          Cash                               $   164,878  $   219,555
          Trade accounts receivable, net         416,013      404,338
          Other current assets                   192,917       20,150
                                              ----------   ----------
            Total current assets                 773,808      644,043
                                              ----------   ----------
         Current liabilities
           Current portion of capital lease
             obligations                         144,643      131,670
           Trade accounts payable              2,612,864    1,739,061
           Accrued liabilities                    86,877       16,225
           Deferred revenue                      422,905      787,182
                                              ----------   ----------
             Total current liabilities         3,267,289    2,674,138
                                              ----------   ----------
           Net current liabilities of
             discontinued operations         $ 2,493,481  $ 2,030,095
                                              ==========   ==========

           Property and equipment
             Telecom Equipment               $         -  $   399,355
             Furniture, Fixtures, Equipment            -       29,367
             Computers                                 -       52,060
             Software                                  -      302,833
             Leasehold Improvements                    -       15,403
             Accumulated depreciation and
              amortization                             -     (324,477)
                                              ----------   ----------
            Total property and equipment, net          -      474,541
                                              ----------   ----------
            Other assets and long-term
              liabilities
            Capital lease obligations             (9,644)     (60,816)
            Other                                251,978      328,399
                                              ----------   ----------
            Total other assets, net              242,334      267,583
                                              ----------   ----------
            Net long-term assets
              of discontinued operations     $   242,334  $   742,124
                                              ==========   ==========


 The following table presents summary operating results for Rapid Link Germany for the years ended October 31:

                                  2003          2002          2001
                               ----------    ----------    ----------
  Revenues                    $ 3,598,007   $ 4,559,411   $   360,044
  Costs and expenses            4,801,472     5,717,985       516,839
                               ----------    ----------    ----------
  Loss from discontinued
  operations                  $(1,203,465)  $(1,158,574)  $  (156,795)
                               ==========    ==========    ==========


 NOTE 5 - ADVERTISING CREDITS

 On September 8, 2000, the Company issued 914,285 shares (which are fully vested and nonforfeitable) of the Company's common stock in exchange for $3.2 million face value of advertising credits. These credits were issued by Millenium Media Ltd. and Affluent Media Network, national advertising agencies and media placement brokers. The Company recorded the advertising credits on the date the shares were issued, September 8, 2000, using the Company's quoted common stock price of $3.3125, totaling $3,028,569. During the fiscal year ended October 31, 2000, the Company recorded an impairment charge of $575,542 to reduce the credits to their estimated fair value, and sold a portion of the credits for cash, reducing the balance by an additional $76,349. The estimated fair value was established at the end of fiscal 2000 using a discount of 25% off the face value, which was based on management's estimate of the dollar value of the credits to be used in settling various outstanding trade obligations. Such credits can be used by the Company to place electronic media and periodical advertisements. The primary use for the media credits was to advertise products and services domestically. Although the Company has explored product offerings that it believed would benefit from the form of advertising described herein, the Company's limited financial resources have delayed the development of those products and it is unclear whether the Company will have the resources necessary to develop products that could effectively use these advertising credits. Furthermore, management has received limited cooperation from its media placement brokers regarding the use of the credits in recent months, and therefore has begun contacting the actual underlying provider of the advertising. This contact has not provided any certainty as to the Company's ability to use the credits. Therefore, the Company has written off the remaining $2,376,678 of the advertising credits during the year ended October 31, 2003.


 NOTE 6 - SETTLEMENT OF LEGAL/CARRIER DISPUTES

 During the quarter ended January 31, 2001, the Company settled a pending lawsuit with Star Telecommunications, Inc. In conjunction with the settlement the Company received a carrier usage credit in the amount of $780,000 for previous services and future services comprised of one year of no charge domestic carrier services for transporting traffic between Los Angeles, New York and Miami. The $780,000 credit for past services is recorded as Other Income Related To Settlement Of Disputes in the accompanying statement of operations for the year ended October 31, 2001. The Company also received 1,100,000 shares of common stock of Star
 Telecommunications that were recorded at fair value totaling $446,820 recorded as Other Income Related To Settlement Of Disputes, which were subsequently written off as Write Off Of Investment In Marketable Securities during the year ended October 31, 2001. On March 13, 2001, Star Telecommunications filed for Chapter 11 reorganization. The Company will not be able to utilize its carrier services agreement with Star Telecommunications and placed no value on the future services.


 NOTE 7 - NOTES PAYABLE

 Note Payable with Global Capital Funding Group, L.P.
 ----------------------------------------------------
 In November 2002, the Company executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note's maturity date is November 8, 2004. The GC-Note is secured by $1,518,267 of certain property and equipment. In connection with the GC-Note, the Company paid $47,441 as financing fees, which were capitalized and are being amortized over the life of the GC-Note. For the year ended October 31, 2003, the Company recorded approximately $24,000 as interest expense relating to these deferred financing fees. The Company also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007. The Company recorded debt discount of approximately $46,000, the fair value of the warrants, relating to the issuance of the warrants. The Company is amortizing the debt discount over the two year life of the GC-Note. For the year ended October 31, 2003, the Company recorded approximately $23,000 as interest expense relating to the warrants.

 Note Payable with GCA Strategic Investment Fund Limited
 -------------------------------------------------------
 In July 2003, the Company executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's maturity date was December 23, 2003 and is unsecured. In the event the GCA-Note is not repaid in full within 10 days of the maturity date, the terms of the GCA-Note shall become the same as those of the Second Debenture (see Note 8). In the event the terms of the GCA-Note become the same as the Second Debenture, the GCA-Note would have a beneficial conversion feature. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF-98-5"), the intrinsic value of the beneficial conversion feature has been calculated as approximately $104,000 at the commitment date using the stock price as of that date. The value of the beneficial conversion feature will only be recorded at the date in which the future event occurs, which, in this case, is 10 days after the maturity date of the note. The note matured during December 2003 and, accordingly, since the GCA-Note remained unpaid as of January 2004, the Company replaced the note with a convertible debenture. Upon the replacement of the GCA-Note with a convertible debenture, the Company recorded the debt discount of $104,000 and will amortize it over the life of the new convertible debenture (see Note 19). In connection with the GCA-Note, the Company paid $35,000 as financing fees, which were capitalized and are being amortized over the life of the GCA-Note. For the year ended October 31, 2003, the Company recorded approximately $22,000 as interest expense relating to these deferred financing fees. The Company also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. The Company recorded a debt discount of approximately $7,000, the fair value of the warrants, relating to the issuance of the warrants. For the year ended October 31, 2003, the Company recorded approximately $4,000 as interest expense relating to the warrants.


 NOTE 8 - CONVERTIBLE DEBT

 Convertible Debenture with Global Capital Funding Group L.P.
 ------------------------------------------------------------
 In April 2001, the Company executed a 6% convertible debenture (the "Debenture") with Global Capital Funding Group L.P. ("Global"), which provided financing of $1,000,000. In November 2002, Global converted $50,875 of debt and $4,859 of accrued interest into approximately 724,000 shares of the Company's common stock. In November 2002, the Debenture's outstanding balance of $443,000 was paid in full following the issuance of the GC-Note (see Note 7) and the remaining unamortized deferred financing fees of approximately $131,000 on the Debenture were recorded as interest expense.

 Convertible Debenture with GCA Strategic Investment Fund Limited
 ----------------------------------------------------------------
 In January 2002, the Company executed a 6% convertible debenture (the "Second Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000. The Second Debenture's original maturity date was January 28, 2003. The Second Debenture is secured by certain property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be at the Formula Conversion Price. In connection with the Second Debenture, the Company paid $92,625 in financing fees, which were capitalized and amortized over the original life of the Second Debenture. During the year ended October 31, 2003, the Company recorded approximately $23,000 as interest expense relating to these financing fees. The Company calculated the beneficial conversion feature embedded in the Second Debenture in accordance with EITF 98-5 and recorded approximately $114,000 as debt discount. This debt discount was amortized over the original life of the Second Debenture. During the year ended October 31, 2003, the Company recorded approximately $28,000 as interest expense relating to the amortization of the debt discount. The Company also issued to the holder of the debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The Company recorded debt discount of approximately $17,000 related to the issuance of the warrants. The Company determined the debt discount by allocating the relative fair value to the Second Debenture and the warrants, and the Company amortized the debt discount over the original life of the Second Debenture. For the year ended October 31, 2003, the Company recorded approximately $4,000 as interest expense relating to the warrants.

 In January 2003, the Company and GCA agreed to extend the maturity date of the Second Debenture to November 8, 2004. In consideration for this extension, in February 2003, the Company adjusted the exercise price of the previously issued warrants to $0.21 per share. The Company also issued to the holder of the Second Debenture warrants to purchase an additional 100,000 shares of common stock also at an exercise price of $0.21 per share, which expire on February 8, 2008. The Company recorded additional debt discount of approximately $17,000 related to the warrant exercise price adjustment and the issuance of the new warrants. The Company is amortizing the additional debt discount over the Second Debenture's extension period. For the year ended October 31, 2003, the Company recorded approximately $6,000 as interest expense relating to the warrants.

 During the year ended October 31, 2003, GCA converted $50,000 of debt and $3,463 of accrued interest into approximately 374,000 shares of the Company's common stock, in accordance with the debt conversion terms.


 NOTE 9 - NOTES PAYABLE - RELATED PARTY

 In October 2001, the Company executed 10% convertible notes (the "Notes") with three executives of the Company, which provided financing in the aggregate principal amount of $1,945,958. The original maturity date of each note was October 24, 2003. In January 2003, the Company extended the maturity date of each note to February 24, 2004. The Notes are secured by certain Company assets. Each Note is convertible into the Company's common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the Notes in accordance with EITF 98-5 and recorded debt discount of approximately $171,000 which is being amortized over two years. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001 relating to these warrants. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the life of the Notes. For the year ended October 31, 2003, the Company recorded approximately $410,000 of interest expense relating to the amortization of the debt discount. In January 2002, an additional $102,433 was added to the Notes in exchange for an existing note payable. The Company also issued to the holder of the Notes warrants to acquire an additional 102,433 shares of common stock at an exercise price of $0.75, which expire on January 28, 2007. Additional debt discount, related to these warrants, of approximately $24,000 was recorded during the first quarter of fiscal 2002. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company is amortizing the additional debt discount over the remaining life of the Notes. For the year ended October 31, 2003, the Company recorded approximately $14,000 of interest expense relating to the warrants. In July 2002, an additional $300,000 was added to the Notes, representing incremental monies loaned by a shareholder. The Company also issued to the holder of the Notes warrants to acquire an additional 300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007. Additional debt discount of approximately $22,000 was recorded as interest expense during the third quarter of fiscal 2002 relating to these warrants. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants.

 The future maturities of the Company's notes payable and convertible debt by fiscal year as follows (see Notes 7,8):

       Year ending October 31,
                               2004           $   2,898,401
                               2005               1,750,000
                                               ------------
       Total future maturities                    4,648,401
       Less: unamortized debt discount              (36,441)
                                               ------------
       Total future maturities, net of
         amortized debt discount              $   4,611,960
                                               ============


 NOTE 10 - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following at October 31, 2003 and 2002:

                                                2003              2002
                                             ----------        ----------
     Telephone switch equipment             $ 4,411,325       $ 4,282,349
     Leasehold improvements                     223,577           301,258
     Furniture and fixtures                     232,916           227,551
     Computer equipment                         797,005           752,899
     Computer software                          536,428           690,939
                                             ----------        ----------
                                              6,201,251         6,254,996
     Less: accumulated depreciation
       and amortization                      (4,860,265)       (3,525,874)
                                             ----------        ----------
                                            $ 1,340,986       $ 2,729,122
                                             ==========        ==========

 At October 31, 2003 and 2002, the gross amount of capital lease assets and related accumulated amortization recorded under capital leases were as follows:

                                                2003              2002
                                             ----------        ----------
     Telephone switch equipment             $   455,728       $   455,728
     Less: accumulated amortization            (297,330)         (228,540)
                                             ----------        ----------
                                            $   158,398       $   227,188
                                             ==========        ==========

 Amortization  of  assets  held  under   capital  leases  is  included   with
 depreciation  expense.   Depreciation  and   amortization  expense   totaled
 $1,338,351, $2,158,135 and $781,331 in 2003, 2002 and 2001, respectively.


 NOTE 11 - PROPERTY AND EQUIPMENT HELD FOR SALE

 Property and equipment held for sale represents internally constructed equipment for the prepaid telecommunications industry. On October 31, 2000, the Company entered into an Asset Purchase Agreement to sell this technology for $1 million, however the sale was not consummated. The Company will continue to search for a buyer for the asset, and is currently utilizing the assets as collateral against its $550,000 convertible debenture. As the potential ability to sell this equipment is uncertain, this equipment was written-off during the year ended October 31, 2002.


 NOTE 12 - STOCK OPTIONS AND WARRANTS

 Warrant Issuances to Employees

 Employee warrant activity for the three years ended October 31, 2003 was as follows:
                                                                   Weighted
                                        Number       Warrant       Average
                                          of          Price        Exercise
                                        Shares      Per Share       Price
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2000                      910,000   $0.53 - 1.44    $    1.09

 Warrants granted                     1,945,958        0.78            0.78
 Warrants exercised                           -         -                 -
 Warrants canceled                     (100,000)       0.53            0.53
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2001                    2,755,958    0.53 - 1.44         0.89

 Warrants granted                       402,433        0.75            0.75
 Warrants exercised                           -         -                 -
 Warrants canceled                     (145,000)       1.44            1.44
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2002                    3,013,391    0.75 - 1.44         0.83

 Warrants granted                             -         -                 -
 Warrants exercised                           -         -                 -
 Warrants canceled                     (365,000)   0.53 - 0.81         0.62
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2003                    2,648,391   $0.75 - 1.44    $    0.83
                                      =========    ===========     ========

 The warrants issued to employees that were exercisable at the years ended October 31, 2003, 2002 and 2001 were 2,648,000, 1,701,000 and 287,000, respectively.

 Warrant Issuances to Non-Employees
 ----------------------------------
 Non-Employee warrant activity for the three years ended October 31, 2003 was as follows:
                                                                   Weighted
                                        Number       Warrant       Average
                                          of          Price        Exercise
                                        Shares      Per Share       Price
                                      ---------    -----------     --------
    Warrants outstanding at
     October 31, 2000                   748,800   $0.29 - 3.50    $    1.49

    Warrants granted                    575,000    0.89 - 3.00         2.80
    Warrants exercised                 (100,500)   0.01 - 0.53         0.21
    Warrants canceled                   (20,000)   0.45 - 3.00         0.45
                                      ---------    -----------     --------
    Warrants outstanding at
     October 31, 2001                 1,203,300    0.01 - 3.50         1.65

    Warrants granted                     50,000        0.40            0.40
    Warrants exercised                        -         -                 -
    Warrants canceled                  (365,800)   0.53 - 0.88         0.74
                                      ---------    -----------     --------
    Warrants outstanding at
     October 31, 2002                   887,500    0.01 - 3.50         1.95

    Warrants granted                    700,000    0.14 - 0.21         0.15
    Warrants exercised                        -         -                 -
    Warrants canceled                         -         -                 -
                                      ---------    -----------     --------
    Warrants outstanding at
     October 31, 2003                 1,587,500   $0.01 - 3.50    $    1.16
                                      =========    ===========     ========

 The majority of the warrants issued to non-employees during fiscal year 2003, 2002 and 2001 were issued in connection to debt financing (see Notes 7,8). The warrants issued to non-employees that were exercisable at October 31, 2003, 2002 and 2001 totaled 1,587,500, 887,500 and 1,203,000, respectively.

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

 Amended and restated 1990 Stock Option Plan

 The 1990 Stock Option Plan ("1990 Stock Option Plan"), as amended, authorizes the Board of Directors to grant up to 2,300,000 options to purchase common shares of the Company. No options will be granted to any individual director or employee which will, when exercised, exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the 1990 Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of grant. All options granted under the 1990 Stock Option Plan have up to 10 year terms and have vesting periods that range from 0 to 3 years from the grant date. The exercise price of any options granted under the 1990 Stock Option Plan is the fair market value at the date of grant.

 The Company's stock option activity for the three years ended October 31, 2003 was as follows:

                                                                   Weighted
                                       Number        Option        Average
                                         of           Price        Exercise
                                       Shares       Per Share       Price
                                      ---------    -----------     --------
    Options outstanding at
     October 31, 2000                   464,100   $0.30 - 2.50    $    0.67

    Options granted                   1,930,000    0.42 - 1.50         0.55
    Options exercised                   (33,500)   0.30 - 1.41         0.40
    Options canceled                   (178,100)   0.40 - 2.50         1.10
                                      ---------    -----------     --------
    Options outstanding at
     October 31, 2001                 2,182,500    0.30 - 1.50         0.53

    Options granted                     195,000    0.21 - 0.70         0.27
    Options exercised                  (175,000)       0.40            0.40
    Options canceled                   (593,000)   0.30 - 0.78         0.73
                                      ---------    -----------     --------
    Options outstanding at
     October 31, 2002                 1,609,500    0.09 - 1.50         0.44

    Options granted                     187,500    0.11 - 0.18         0.18
    Options exercised                         -         -                 -
    Options canceled                   (353,000)   0.11 - 1.50         0.43
                                      ---------    -----------     --------
    Options outstanding at
     October 31, 2003                 1,444,000   $0.09 - 1.50    $    0.41
                                      =========    ===========     ========

 The following table summarizes information about employee warrants and stock options outstanding at October 31, 2003:

                                                 Weighted
                                  Weighted       Average
     Range of       Options/      Average    Exercise Price of  Options/       Prices of
     Exercise       Warrants     Remaining   Options/Warrants   Warrants   Options/Warrants
      Prices       Outstanding      Life       Outstanding     Exercisable    Exercisable
   ------------     ---------       ----           ----         ---------         ----
  $0.09 - $0.70     1,407,000       2.82           0.40           890,333         0.41
  $0.75 - $0.78     2,383,391       3.97           0.75         2,371,724         0.75
  $1.44 - $1.50       302,000       1.15           1.44           302,000         1.44
                    ---------       ----           ----         ---------         ----
                    4,092,391       3.37           0.68         3,564,057         0.72
                    =========       ====           ====         =========         ====

 The weighted average grant date fair value of all options and warrants granted to employees during the fiscal year ended October 31, 2003 was $0.18 a share.


 NOTE 13 - INCOME TAXES

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. There are no deferred tax liabilities as of October 31, 2003 and 2002. Significant components of the Company's deferred tax assets at October 31, 2003 and 2002 are as follows:

                                             2003             2002
                                          ----------       ----------
 Deferred tax assets
   Net operating loss carryovers         $14,527,382      $13,529,415
   Accounts receivable                       100,332          172,173
   Advertising credits                       977,185          190,134
   Property and equipment                     69,154          132,799
   Accrued liabilities                        34,918           36,627
                                          ----------       ----------
     Total gross deferred tax assets      15,708,971       14,061,148

       Valuation allowance               (15,708,971)     (14,061,148)
                                          ----------       ----------
     Net deferred tax assets             $         -      $         -
                                          ==========       ==========

 The increase in the valuation allowance for the years ended October 31, 2003 and 2002 of $1.6 million and $2.8 million, respectively, was related primarily to a change in U.S. operating loss carryforwards.

 At October 31, 2003, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $43 million, which expire in 2006 through 2023. Utilization of U.S. net operating losses is subject to annual limitations provided for by the Internal Revenue Code. The annual limitation may also result in the expiration of net operating losses before utilization.

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


 NOTE 14 - COMMITMENTS AND CONTINGENCIES

 The Company is obligated under various capital leases for equipment used in operating the business with terms expiring at various dates through 2005. The Company leases its branch office facilities and its corporate office under various noncancelable operating leases with terms expiring at various dates through 2007, and has also entered into various operating leases for equipment used in the Company's business. Rental expense from continuing operations for operating leases was $474,567, $400,425 and $188,553 for the years ended October 31, 2003, 2002 and 2001, respectively.

 Future minimum lease payments under noncancelable operating leases and capital leases as of October 31, 2003 are as follows:

                                                Capital        Operating
                                                Leases           Leases
                                              ----------       ----------
          Year ending October 31,
                         2004                $   146,624      $   433,078
                         2005                          -          201,641
                         2006                          -          168,854
                         2007                          -           54,595
                                              ----------       ----------
          Total minimum lease pmts               146,624      $   858,168
                                                               ==========
          less: Amt representing interest           (484)
                                              ----------
          Present value of net minimum
               capital lease payment             146,140

          Less: current installments of
             obligations under capital lease    (146,140)
                                              ----------
          Obligations under capital leases,
             excluding current installments  $         -
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

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent the Company from providing "reorigination" services. The Company filed a cross motion for summary judgment of non-infringement. Both motions were denied. On August 22, 2003, the Company re-filed the motion for summary judgment for non-infringement. The Company has not received a decision regarding this filing. The Company intends to continue defending this case vigorously, though its ultimate legal and financial liability with respect to such legal proceeding cannot be estimated with any certainty at this time.

 The State of Texas ("State") performed a sales tax audit of the Company's former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that the Company did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. The Company's current and former managements filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions and the failure of the State to credit the
 Company's account for sales tax remittances. In correspondence from the State in June 2003, the State agreed to consider offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on the correspondence with the State, during the fiscal year ended October 31, 2003, Management's estimate of the potential liability has been recorded at $350,000 and is included in the accompanying consolidated balance sheet in "Deposits and other payables"; however, management cannot provide assurance that the ultimate liability will not be greater. The Company is continuing to pursue its options to appeal the decision by the State. Furthermore, the Company is aggressively pursuing the collection of unpaid sales taxes from former customers of Canmax.


 NOTE 15 - BENEFIT PLAN

 Effective January 1, 1994, the Company implemented a 401(k) Profit Sharing Plan for all employees of the Company. The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k). The Company may match employee contributions to a discretionary percentage of the employee's contribution. The Company's matching funds are determined at the discretion of the Board of Directors and are subject to a seven-year vesting schedule from the date of original employment. The Company made no matching contributions during the years ended October 31, 2003, 2002 and 2001.


 NOTE 16 - BUSINESS AND CREDIT CONCENTRATIONS

 During the year ended October 31, 2003, the Company provided wholesale services to a customer who accounted for approximately 11% of revenues. During the year ended October 31, 2002, the Company provided wholesale services to a customer who accounted for approximately 14% of revenues. During the year ended October 31, 2001, the Company provided wholesale services to a customer who accounted for approximately 11% of revenues.

 Information regarding the Company's domestic and foreign revenues is as follows:

                                   All other
                                    foreign
                     Africa        countries        Domestic         Total
                   ----------      ----------      ----------      ----------
    Fiscal 2001   $ 2,953,817     $ 2,116,320     $ 1,571,681     $ 6,641,818
    Fiscal 2002     1,392,384       1,184,239      15,832,026      18,408,649
    Fiscal 2003     1,315,793       1,349,067      14,989,934      17,654,794

 No individual foreign country represented more than 10 percent of revenue or more than 10 percent of long lived assets for any period presented.


 NOTE 17 - QUARTER-BY-QUARTER COMPARISION

   Summarized unaudited quarterly financial data for the years ended October 31, 2003, 2002 and 2001 are as follows:

 2003                                      First         Second        Third          Fourth
 Quarters:                               ----------    ----------    ----------     ----------
     Revenues, net                      $ 4,318,055   $ 4,609,051   $ 4,569,165    $ 4,158,523
     Operating loss                        (436,798)     (734,977)     (166,632)    (2,713,795)
     Loss from continuing operations       (828,386)     (975,444)     (397,855)    (3,217,161)
     Income (loss) from discontinued
       operations                          (253,727)     (316,349)     (949,482)       316,093
     Net loss                            (1,082,113)   (1,291,793)   (1,347,337)    (2,901,068)
     Loss per share-continuing
       operations                             (0.05)        (0.06)        (0.03)         (0.20)
     Income (loss) per share-
       discontinued operations                (0.02)        (0.02)        (0.06)          0.03

   2002
   Quarters:
     Revenues, net                        5,241,466     4,787,785     4,248,348      4,131,050
     Operating loss                        (792,634)     (695,527)     (608,975)      (158,059)
     Loss from continuing operations     (1,072,322)   (1,018,054)     (960,137)      (475,093)
     Loss from discontinued operations     (213,571)     (221,760)     (122,478)      (600,765)
     Net loss                            (1,285,893)   (1,239,814)   (1,082,615)    (1,075,858)
     Loss per share-continuing
       operations                             (0.08)        (0.07)        (0.07)         (0.03)
     Income (loss) per share-
       discontinued operations                (0.02)        (0.02)        (0.01)         (0.03)


   2001
   Quarters:
     Revenues, net                          890,620       903,639     1,654,079      3,193,480
     Operating loss                        (991,223)     (682,600)     (497,762)    (1,001,708)
     Income (loss) from continuing
       operations                           382,191    (1,193,171)     (594,871)    (1,121,660)
     Loss from discontinued operations            -             -             -       (156,795)
     Net (loss) income                      382,191    (1,193,171)     (594,871)    (1,278,455)
     Loss per share-continuing operations      0.03         (0.11)        (0.05)         (0.10)
     Income (loss) per share-
       discontinued operations                    -             -             -          (0.02)


 NOTE 18 - CAPITAL STOCK

 During the year ended October 31, 2003, a holder of one of the Company's Debentures converted $53,463 of debt and accrued interest into approximately 374,000 shares of the Company's stock (see Note 8).

 During the year ended October 31, 2003, a holder of one of the Company's Debentures converted $55,734 of debt and accrued interest into approximately 724,000 shares of the Company's stock (see Note 8).

 During the year ended  October 31, 2002,  a holder of  one of the  Company's
 Debentures  converted   $531,487  of   debt   and  accrued   interest   into
 approximately 2,856,000 shares of the Company's stock (see Note 8).

 In November 2001, the Company issued 175,000 shares in connection with the exercise of options. The exercise price was paid with 100,000 shares of common stock, which were subsequently retired.

 In November 2001, the Company issued 25,000 shares of common stock for investor relations services and were recorded at the stock's fair market value.

 In October 2001, the Company issued 600,000 shares in connection with the Company's purchase of certain assets and executory contracts of Rapid Link, Inc, valued at $468,000 at the date of issuance (see Note 3).

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

 During the years ended October 31, 2003, 2002 and 2001, options and warrants to purchase 0, 175,000 and 134,000, respectively, shares of common stock were exercised.

 The following table describes stock reserved for future issuances at October 31, 2003:

                                                          # Shares
                                                         ----------
       Options                                            1,444,000
       Warrants                                           4,235,891
       Convertible debt (1)                              20,815,751
       Shares to be issued in connection
         with acquisition (see Note 3)                      529,412
                                                         ----------
                                                         27,025,054
                                                         ==========


       (1) Assumes conversion on October 31, 2003 under the terms of the related agreements


 NOTE 19 - SUBSEQUENT EVENTS

 During January 2004, the Company's GCA-Note was replaced by a convertible debenture as per the terms of the related note agreement (see Note 7).

      REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS AS TO SCHEDULE
      -----------------------------------------------------------------

 Board of Directors and Stockholders
 Dial Thru International Corporation

 In connection with our audit of the consolidated financial statements of Dial Thru International Corporation and Subsidiaries referred to in our report dated December 12, 2003, we have also audited Schedule II for the years ended October 31, 2003 and 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

 /s/ KBA GROUP LLP
 __________________
 KBA GROUP LLP
 Dallas, Texas
 December 12, 2003



       REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS AS TO SCHEDULE
       ----------------------------------------------------------------

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

 /s/ ARTHUR ANDERSEN LLP
 __________________
 ARTHUR ANDERSEN LLP
 Atlanta, Georgia
 January 9, 2002

                      DIAL THRU INTERNATIONAL CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the years ended October 31, 2003, 2002 and 2001


                             Balance at                            Balance at
                              the beg                                the end
                             of period    Additions  Deductions     of period
                             ----------   ---------- -----------   -----------
 2003
 ----
 Allowance for doubtful
   accounts                  $  506,391   $  158,469 $369,766 (1)  $   295,094
                              =========    =========  =======       ==========
 Impairment provision for
   advertising credits       $  563,932   $2,376,678 $      -      $ 2,940,610
                              =========    =========  =======       ==========

 2002
 ----
 Allowance for doubtful
   accounts                  $  228,729   $  711,246 $433,584 (1)  $   506,391
                              =========    =========  =======       ==========
 Impairment provision for
   advertising credits       $  563,932   $        - $      -      $   563,932
                              =========    =========  =======       ==========

 2001
 ----
 Allowance for doubtful
   accounts                  $1,025,766   $  140,167  $937,204 (1)  $   228,729
                              =========    =========   =======       ==========
 Impairment provision for
   advertising credits       $  575,542   $        -  $ 11,610      $   563,932
                              =========    =========   =======       ==========

 (1) Write offs.

                                EXHIBIT INDEX

 NO. DESCRIPTION OF EXHIBIT

 14.1 Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

 21.1  Subsidiaries of the Registrant

 23.1  Consent of KBA Group LLP

 23.2  Information Regarding Consent of Arthur Andersen

 31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

 31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

 32.1  Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section
       1350

 32.2  Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section
       1350