Form 10-Q
period 2004-01-31
DIAL THRU INTERNATIONAL CORP
filed 2004-03-16
CIK 913659

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2004
                                  -----------
                                       or

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

 As of March 12, 2004, 16,189,781 shares of common stock, $.001 par value per share, were outstanding.

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements


             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                      ASSETS
                      ------                          January 31,  October 31,
                                                          2004         2003
                                                       ----------   ----------
                                                     (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                          $   573,279  $   505,256
   Trade accounts receivable, net of allowance for
    doubtful accounts of $294,265 at January 31,
    2004 and $295,094 at October 31, 2003                 835,962      872,610
   Prepaid expenses and other current assets              248,866      230,997
                                                       ----------   ----------
       Total current assets                             1,658,107    1,608,863
                                                       ----------   ----------

 PROPERTY AND EQUIPMENT, net                            1,215,933    1,340,986
 GOODWILL, net                                          1,796,917    1,796,917
 OTHER ASSETS                                              73,168       91,434
 NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                -      242,334
                                                       ----------   ----------
 TOTAL ASSETS                                         $ 4,744,125  $ 5,080,534
                                                       ==========   ==========
        LIABILITIES AND SHAREHOLDERS' DEFICIT
        -------------------------------------

 CURRENT LIABILITIES
   Current portion of capital leases                  $   134,291  $   146,140
   Trade accounts payable                               2,729,822    2,814,472
   Accrued liabilities                                  2,370,952    2,098,939
   Deferred revenue                                       330,596      356,999
   Deposits and other payables                            428,178      430,678
   Convertible debentures, net of debt discount
     of $102,535 at January 31, 2004                      947,465            -
   Notes payable, net of debt discount of $17,129 at
     January 31, 2004 and $2,847 at October 31, 2003    1,232,871      547,153
   Notes payable to related parties                     2,348,401    2,348,401
   Net current liabilities of discontinued operations   1,100,000    2,843,481
                                                       ----------   ----------
       Total current liabilities                       11,622,576   11,586,263
                                                       ----------   ----------
 NOTE PAYABLE, net of debt discount of $22,838
   at October 31, 2003                                          -    1,227,162
 CONVERTIBLE DEBENTURES, net of debt discount
   of $10,756 at October 31, 2003                               -      489,244


 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
    shares authorized; none issued and outstanding              -            -
   Common stock, $.001 par value; 44,169,100 shares
    authorized; 16,201,803 shares issued at January
    31, 2004 and October 31, 2003                          16,202       16,202
   Additional paid-in capital                          39,174,322   39,070,237
   Accumulated deficit                                (46,014,105) (47,253,704)
   Treasury stock, 12,022 common shares at cost           (54,870)     (54,870)
                                                       ----------   ----------
       Total shareholders' deficit                     (6,878,451)  (8,222,135)
                                                       ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $ 4,744,125  $ 5,080,534
                                                       ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.

            DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                          Three Months Ended
                                                             January 31,
                                                       -----------------------
                                                          2004         2003
                                                       ----------   ----------
 REVENUES                                             $ 4,344,692  $ 4,275,580

 COSTS AND EXPENSES
   Costs of revenues                                    3,327,061    3,032,303
   Sales and marketing                                    181,809      199,240
   General and administrative                             803,059    1,054,802
   Depreciation and amortization                          154,754      426,033
                                                       ----------   ----------
     Total costs and expenses                           4,466,683    4,712,378
                                                       ----------   ----------

     Operating loss                                      (121,991)    (436,798)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs                   (95,595)    (254,417)
   Related party interest expense and financing costs     (58,710)    (140,657)
   Foreign currency exchange gains                         14,748        3,486
                                                       ----------   ----------
     Total other income (expense), net                   (139,557)    (391,588)
                                                       ----------   ----------
 LOSS FROM CONTINUING OPERATIONS                         (261,548)    (828,386)

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
    net of income taxes of $0 for all periods           1,501,147     (253,727)
                                                       ----------   ----------
 NET INCOME (LOSS)                                    $ 1,239,599  $(1,082,113
                                                       ==========   ==========

 NET INCOME (LOSS) PER SHARE:
    Basic and diluted net income (loss) per share
      Continuing operations                           $     (0.01) $     (0.05)
      Discontinued operations                                0.09        (0.02)
                                                       ----------   ----------
                                                      $      0.08  $     (0.07)
                                                       ==========   ==========
 SHARES USED IN THE CALCULATION
    OF PER SHARE AMOUNTS:
      Basic and diluted common shares                  16,189,781   15,720,053
                                                       ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statement

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          Three Months Ended
                                                             January 31,
                                                       -----------------------
                                                          2004         2003
                                                       ----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  OF CONTINUING OPERATIONS
  Net loss from continuing operations                 $  (261,548) $  (828,386)
  Adjustments to reconcile net loss from
    continuing operations to net cash provided
    by (used in) operating activities:
    Bad debt expense                                            -       10,000
    Non-cash interest expense (including related
      party interest of $0 and $81,947)                    41,128      260,396
    Depreciation and amortization                         154,754      426,033
    Effects of changes in foreign exchange rates                -       12,399
    (Increase) decrease in:
      Trade accounts receivable                            36,648      138,331
      Prepaid expenses and other current assets           (17,869)     (49,394)
      Other assets                                         (2,000)      23,283
    Increase (decrease) in:
      Trade accounts payable                              (74,541)    (629,038)
      Accrued liabilities                                 272,013      177,440
      Deferred revenue                                    (26,403)      57,780
      Deposits and other payables                          (2,500)           -
                                                       ----------   ----------
  Net cash provided by (used in) operating
    activities of continuing operations                   119,682     (401,156)
                                                       ----------   ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   OF CONTINUING OPERATIONS
   Purchase of property and equipment                     (29,701)     (21,207)
                                                       ----------   ----------
   Net cash used in investing activities
     of continuing operations                             (29,701)     (21,207)
                                                       ----------   ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   OF CONTINUING OPERATIONS
   Proceeds from note payable                                   -    1,250,000
   Payments on capital leases                             (21,958)     (46,317)
   Deferred financing fees                                      -      (47,441)
   Payments on convertible debentures                           -     (443,000)
                                                       ----------   ----------
   Net cash provided by (used in) financing
     activities of continuing operations                  (21,958)     713,242
                                                       ----------   ----------
 NET CASH USED IN DISCONTINUED OPERATIONS                       -      (71,851)
                                                       ----------   ----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                 68,023      219,028

 Cash and cash equivalents at beginning of period         505,256      269,313
                                                       ----------   ----------
 Cash and cash equivalents at end of period           $   573,279  $   488,341
                                                       ==========   ==========
 SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
  Conversion of convertible debenture and accrued
    interest to common stock                          $         -  $    55,734
  Fair value of warrants issued with debt                       -       45,677
  Beneficial conversion feature of convertible
    debentures recorded as debt discount                  104,085            -
  Note payable replaced by convertible debenture          550,000            -

 The accompanying notes are an integral part of these consolidated financial statements.

                          DIAL THRU INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Dial Thru International Corporation and its subsidiaries, "DTI" or "the Company", included in this Form 10-Q are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three month periods ended January 31, 2004 and 2003 have been included. Operating results for the three month period ended January 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2003.

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

 In addition to helping customers achieve significant savings on long-distance voice and fax calls by routing calls over the Internet, the Company also offers new opportunities for existing Internet Service Providers who want to expand into voice services, private corporate networks seeking to lower long-distance costs, and Web-enabled corporate call centers engaged in electronic commerce.

 The Company has recently introduced Internet phones to the end user, business or consumer. These phones allow the user to make calls from phone to phone absolutely free and enjoy huge savings using these phones at their home or office and traveling domestically or abroad as their phone and number follow them everywhere. Not only does the customer enjoy huge savings in local, long distance and international calling, they can save by not having to pay for taxes and regulatory fees customary with normal phone lines. In addition, bulk minute buying, such as unlimited calling to the US from abroad for a single user has set a new standard for international calling.

 Estimates and Assumptions
 -------------------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


 NOTE 2 - GOING CONCERN

 The Company has an accumulated deficit of approximately $46.0 million as well as a working capital deficit of approximately $10.0 million as of January 31, 2004. Funding of the Company's working capital deficit, current and future operating losses, and expansion will require continuing capital investment. The Company expects to fund these cash requirements through debt facilities, additional equity financing and potentially through cash generated by operations.

 Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. The Company will continue to explore external financing opportunities and renegotiation of its short-term debt with its current financing partners in order to extend the terms or retire these obligations. Approximately 52% of the short-term debt is due to the senior management of the Company. Management is committed to the growth and success of the Company as is evidenced by the level of financing it has made available to the Company.

 As a result of the aforementioned factors and related uncertainties, there is doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible effects of recoverability and classification of assets or classification of liabilities which may result from the inability of the Company to continue as a going concern.


 NOTE 3 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company provided wholesale services to a single customer who accounted for 20% of the overall revenue of the Company for the three months ended January 31, 2004 and 11% of the Company's trade accounts receivable at January 31, 2004. The Company also provided wholesale services to another customer who accounted for 16% of the overall revenue of the Company for the three months ended January 31, 2004 and 26% of the Company's trade accounts receivable at January 31, 2004.


 NOTE 4 - STOCK-BASED COMPENSATION

 In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company accounts for its stock-based employee compensation plans using the intrinsic valued method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense in the three months ended January 31, 2004 and 2003.

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

 Had the Company determined compensation based on the fair value at the grant date for its stock options in accordance with SFAS 123, as amended by SFAS 148, net income (loss) and net income (loss) per share would have been as follows:
                                                         Three Months
                                                       Ended January 31,
                                                  --------------------------
                                                      2004           2003
                                                  -----------    -----------
     Net income (loss), as reported              $  1,239,599   $ (1,082,113)
     Add: Stock-based employee compensation
       included in reported net income (loss)               -              -
     Deduct: Stock-based employee compensation
       expense determined under fair value
       based method                                   (44,553)       (61,463)
                                                  -----------    -----------
                                                 $  1,195,046   $ (1,143,576)
                                                  ===========    ===========

     Net income (loss) per share
       As reported
         Basic and diluted                       $       0.08   $      (0.07)
                                                  ===========    ===========
       Pro forma
         Basic and diluted                       $       0.07   $      (0.07)
                                                  ===========    ===========

 The fair values under FAS 123 for options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                           Three Months
                                         Ended January 31,
                                         -----------------
                                          2004       2003
                                         ------     ------
              Expected life (years)         2          3
              Interest rate                 3%         4%
              Volatilty                   215%       221%
              Dividend yield                0%         0%


 NOTE 5 - DISCONTINUED OPERATIONS

 Rapid Link Telecommunications GMBH
 ----------------------------------
 In the fourth quarter of fiscal year 2003, the Company's German Subsidiary, Rapid Link Telecommunications GMBH ("Rapid Link Germany"), filed for insolvency. The net liability of approximately $2.3 million was included in the balance sheet and classified as Discontinued Operations. During the quarter ended January 31, 2004, the Company determined that it no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Germany. Accordingly, the Company has written off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the first quarter of fiscal year 2004.

 The following table presents selected unaudited financial information for Rapid Link Germany for the quarter ended January 31, 2003:

                                  Three Months Ended
                                   January 31, 2003
                                   ----------------
                 Revenue              $ 1,379,121
                 Net Loss             $  (253,727)


 Canmax Retail Systems
 ---------------------
 During the quarter ended January 31, 2004, the Company determined based on final written communications with the State of Texas that the liability for sales taxes (including penalties and interest) totaled $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000. During the quarter ended January 31, 2004, the Company accrued an additional $750,000. The sales tax amount due is attributable to audit findings of the Company's former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after the Company changed its business model from a focus on domestic prepaid phone cards to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets. The State of Texas determined that the Company did not properly remit sales tax on certain transactions. The Company's current and former management believe that the amount due has not been properly assessed and will continue to pursue a lesser settlement amount. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, the amount is classified in the current period as Discontinued Operations. The Company's estimated liability at January 31, 2004 is $1.1 million and is included in the Balance Sheet as Discontinued Operations. (See Note 7.)


 NOTE 6 - NOTE PAYABLE

 In July 2003, the Company executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note provided for a maturity date of December 23, 2003 and is unsecured. In the event the GCA-Note was not repaid in full within 10 days of the maturity date, the GCA-Note shall be replaced by a 6% convertible debenture. This convertible debenture would have a maturity date of November 8, 2004 and be secured by certain property and equipment held for resale. The conversion price would be equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion (the "Formula Conversion Price"). In an event of default, the amount declared due and payable on the Debenture would be at the Formula Conversion Price. In the event the GCA-Note was replaced by a convertible debenture, the GCA-Note would have a beneficial conversion feature. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF-98-5"), the intrinsic value of the beneficial conversion feature was calculated as approximately $104,000 at the commitment date using the stock price as of that date, and would be recorded if the note was not repaid as noted above.

 The GCA-Note matured during December 2003 and, accordingly, since the GCA-Note remained unpaid as of January 2004, the Company replaced the note with a convertible debenture. Upon the replacement of the GCA-Note with a convertible debenture, the Company recorded the debt discount of $104,000 and is amortizing this discount over the life of the new convertible debenture. During the three months ended January 31, 2004, the Company recorded approximately $10,000 as interest expense relating to the amortization of the debt discount. In connection with the GCA-Note, the Company paid $35,000 as financing fees, which were capitalized and amortized over the original life of the GCA-Note. For the three months ended January 31, 2004, the Company recorded approximately $13,000 as interest expense relating to these deferred financing fees. The Company also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. The Company recorded a debt discount of approximately $7,000, the fair value of the warrants, relating to the issuance of the warrants. For the three months ended January 31, 2004, the Company recorded approximately $3,000 as interest expense relating to the warrants.


 NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

 The State of Texas ("State") performed a sales tax audit of the Company's former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that the Company did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. The Company's current and former managements filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions and the failure of the State to credit the Company's account for sales tax remittances. In correspondence from the State in June 2003, the State agreed to consider offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on this correspondence with the State, Management's estimate of the potential liability was originally recorded at $350,000 during the fiscal year ended October 31, 2003. Based on further correspondence with the State, this estimated liability was increased to $1.1 million during the first quarter of 2004. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, it is classified separately in the current period in discontinued operations, and is included in the January 31, 2004 consolidated balance sheet in "Net current liabilities from discontinued operations". Management does not believe the State's position reflects the appropriate amount of tax remitted during the audit period mentioned above and will continue to pursue this issue with the State. The Company is also aggressively pursuing the collection of unpaid sales taxes from former customers of Canmax.


 NOTE 8 - RECLASSIFICATIONS

 Certain reclassifications were made to the 2003 consolidated financial statements to conform to current year presentation.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis of financial condition and results of operations covers the three-month periods ended January 31, 2004 and 2003 and should be read in conjunction with our financial statements and the notes thereto.

 FORWARD-LOOKING STATEMENTS

 This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects", "believe", "anticipates", "estimate", "plans", "expect", "intends", and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed in our annual report on Form 10-K for the year ended October 31, 2003. All of our forward-looking statements are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made throughout this report on Form 10-Q which describe certain factors which affect our business.

 General

 On November 2, 1999, we acquired (the "DTI Acquisition") substantially all of the business and assets of Dial Thru International Corporation, a California corporation, and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to "Dial Thru International Corporation." Our common stock currently trades on the OTC Bulletin Board under the symbol "DTIX." In the second quarter of fiscal 2000, we shifted focus toward our global VoIP strategy. This strategy allows us to form local partnerships with foreign Postal, Telephone and Telegraph companies (those entities responsible for providing telecommunications services in foreign markets and are usually government owned or controlled) and to provide IP enabled services based on the in-country regulatory environment affecting telecommunications and data providers.

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

 On November 19, 2002 we entered into an agreement with Global Capital Funding Group, L.P. that provided us with a two-year loan of $1.25 million. A portion of the proceeds from this financing were used to pay off the remaining balance of Dial Thru's April 2001 convertible debenture with Global Capital while the remaining $807,000 has been used for our ongoing working capital needs.

 On January 27, 2003, we amended our 6% convertible debenture with GCA Strategic Investment Fund Limited to change the debenture's maturity date from January 28, 2003 to November 8, 2004. In addition, we adjusted the exercise price of the existing warrants to purchase 50,000 shares of common stock to $0.41 and issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.21 which expire on February 8, 2008.

 On January 27, 2003, we amended our 10% convertible notes with three of our executives to change the notes' maturity dates from October 24, 2003 to February 24, 2004. The notes are currently due on demand.

 On July 24, 2003 we entered into an agreement with GCA Strategic Investment Fund Limited that provided us with a loan of $550,000, which has been and will be used for the Company's ongoing working capital needs. During January 2004, as per the terms of the agreement, this loan became a convertible debenture with a maturity date of November 8, 2004.

 On August 1, 2003, our German Subsidiary, Rapid Link Telecommunications GMBH, received approval for it's insolvency filing and has been turned over to a trustee who is responsible for liquidating the operation. During the quarter ended January 31, 2004, we determined that we no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Telecommunications GMBH. Accordingly, we have written off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the first quarter of fiscal year 2004.

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

 Revenue Recognition

 Our revenues are generated at the time a customer uses our network to make a phone call. We sell our services to small and medium-sized enterprises ("SMEs") and end-users who utilize our network for international re-origination and dial thru services, and to other providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times, we receive payment from our customers in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made. The Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition", which superceded SAB 101, "Revenue Recognition in Financial Statements", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

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

 Costs of Revenues

 Our costs of revenues are termination fees, purchased minutes and fixed costs for specific international and domestic Internet circuits and private lines used to transport our minutes. Termination fees are paid to local service providers and other international and domestic carriers to terminate calls received from our network. This traffic is measured in minutes, at a negotiated contract cost per minute. Our fixed costs are insignificant, consisting primarily of low cost Internet access.

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

 RESULTS OF OPERATIONS


 Our operating results for the quarters ended January 31, 2004 and 2003 are as follows:

                                                                 % Change
                                                % of Revenue   Q1 2004 to Q1                   % of Revenue
                                 Quarter Ended  Quarter Ended  2003 Increase    Quarter Ended  Quarter Ended
                                 Jan 31, 2004   Jan 31, 2004     (Decrease)     Jan 31, 2003   Jan 31, 2003
                                 ------------   ------------  ---------------   ------------   ------------
 REVENUES                        $  4,344,692           100%               2%   $  4,275,580           100%

 COSTS AND EXPENSES
 Costs of revenues                  3,327,061            77%              10%      3,032,303            71%
 Sales and marketing                  181,809             4%              (9%)       199,240             5%
 General and administrative           803,059            18%             (24%)     1,054,802            25%
 Depreciation and amortization        154,754             4%             (64%)       426,033            10%
                                 ------------   ------------  ---------------   ------------   ------------
  Total costs and expenses          4,466,683           103%              (5%)     4,712,378           110%
                                 ------------   ------------  ---------------   ------------   ------------

  Operating loss                     (121,991)           (3%)            (72%)      (436,798)          (10%)

 OTHER INCOME (EXPENSE)
 Interest expense and
   financing costs                   (154,305)           (4%)            (61%)      (395,074)           (9%)
 Foreign exchange                      14,748             -              323%          3,486             -
                                 ------------   ------------  ---------------   ------------   ------------
  Total other income
    (expense), net                   (139,557)           (3%)            (64%)      (391,588)           (9%)
                                 ------------   ------------  ---------------   ------------   ------------
 LOSS FROM CONTINUING OPERATIONS     (261,548)           (6%)            (68%)      (828,386)          (19%)

 INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS
 NET OF INCOME TAXES OF $0
   FOR ALL PERIODS                  1,501,147            35%            (692%)      (253,727)           (6%)
                                 ------------   ------------  ---------------   ------------   ------------
 NET INCOME (LOSS)              $   1,239,599            29%            (215%) $  (1,082,113)          (25%)
                                 ============   ============  ===============   ============   ============

 NET INCOME (LOSS) PER SHARE:
   Basic and diluted net income
     (loss) per share
     Continuing operations      $       (0.01)                                 $       (0.05)
     Discontinued operations             0.09                                          (0.02)
                                 ------------                                   ------------
                                $        0.08                                  $       (0.07)
                                 ============                                   ============

 SHARES USED IN THE CALCULATION
    OF PER SHARE AMOUNTS:
    Basic and diluted
      common shares                16,189,781                                     15,720,053
                                 ============                                   ============

 RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTHS ENDED JANUARY 31, 2004 AND 2003

 REVENUES

 For the three months ended January 31, 2004, 78% and 22% of our revenues were derived from our wholesale and retail customers, respectively, compared to 60% and 40%, respectively, for the three months ended January 31, 2003. Our wholesale revenues have increased by 32% from the three months ended January 31, 2003 compared to the three months ended January 31, 2004, while our retail revenues have decreased by 44% over the comparable period.

 The increase in wholesale revenues for the three months ended January 31, 2004 is attributable to additions to our wholesale sales force during fiscal year 2002, which focuses on developing greater wholesale opportunities both in customer growth and the development of additional points of termination. We have successfully added new customers and increased our termination points. The decrease in retail revenues for the three months ended January 31, 2004 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets. The redeployment of troops into Iraq, where the Company has not historically provided long distance service, in March 2003 resulted in a decline in retail customers. We anticipate being able to offer services to these same troops in Iraq sometime in the first half of 2004 and we are exploring opportunities to grow our retail business through advertising and the introduction of new products and services.

 OPERATING EXPENSES

 Costs of revenues: Our costs of revenues as a percentage of revenues has increased due to a decline in our retail traffic which realizes higher margins than our wholesale traffic. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products.

 Sales and Marketing Expenses: A significant component of our revenues is generated by outside agents or through newspaper and periodical advertising, which is managed by a small in-house sales and marketing organization. We will continue to focus our sales and marketing efforts on newspaper and periodical advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 General and Administrative Expenses: We have significantly reduced our general and administrative costs for the three months ended January 31, 2004 through the elimination of personnel and personnel related costs. We review our general and administrative expenses regularly, and continue to manage the costs accordingly to support the current and anticipated future business.

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

 INTEREST EXPENSE AND FINANCING COSTS

 Interest expense and financing costs were due primarily to the amortization of deferred financing fees and debt discount on our convertible debentures and our related party notes payable. The decrease in interest expense and financing costs from the quarter ended January 31, 2003 to the quarter ended January 31, 2004 is primarily due to our related party notes payable reaching their maturity date during the fourth quarter of 2003 as well as the early repayment of one of our convertible debentures through the issuance of a note payable during the first quarter of 2003. All unamortized debt discount associated with this convertible debenture was expensed at the time of repayment. A further explanation of these changes can be found in the Liquidity and Capital Resources section.

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS

 Income (loss) from discontinued operations relates to our Germany subsidiary and a sales tax settlement.

 In  the  fourth  quarter  of  fiscal  2003,  our  German  Subsidiary,  Rapid
 Link Telecommunications GMBH, filed for insolvency. The net liability associated with the disposal of the assets and liabilities of Rapid Link Telecommunications GMBH of approximately $2.3 million was included in the balance sheet and classified as Discontinued Operations. During the quarter ended January 31, 2004, we determined that we no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Telecommunications GMBH. Accordingly, we have written off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the first quarter of fiscal year 2004.

 During the quarter ended January 31, 2004, we determined based on final written communications with the State of Texas that the liability for sales taxes (including penalties and interest) totaled $1.1 million. We had previously accrued an estimated settlement amount of $350,000. Accordingly, we accrued an additional $750,000. The sales tax amount due is attributable to audit findings of our former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after we changed our business model from a focus on domestic prepaid phone cards to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets. The State of Texas determined that we did not properly remit sales tax on certain transactions. Our current and former management believe that the amount due has not been properly assessed and will continue to pursue a lesser settlement amount. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, the amount is classified in the current period as Discontinued Operations. (See
 Note 7 to the Consolidated Financial Statements.)

 LIQUIDITY AND CAPITAL RESOURCES

 The growth model for our business provides for rapid expansion of our network infrastructure through the addition of new VoIP hardware, which can be purchased and entered into service in a matter of days. This allows us to add customers and additional points of termination on an as needed basis, avoiding significant network build out well in advance of anticipated growth, however, the rate of growth is dependent on the availability of future financing for capital resources. Our funding of additional infrastructure development will be provided through the operations of our telecommunications business and externally through debt and/or equity offerings. We plan to obtain vendor financing for any equipment needs associated with expansion. We believe that, with sufficient capital, we can significantly accelerate our growth plan. Our failure to obtain additional financing could delay the implementation of our business plan and have a material adverse effect on our business, financial condition and operating results.

 At January  31, 2004,  we had  cash  and cash  equivalents of  $573,000,  an
 increase  of  $68,000  from  the  balance  at  October  31,  2003.   We  had
 significant working capital deficits at both January 31, 2004 and 2003.

 Net cash provided by operating activities of continuing operations was $120,000 for the three months ended January 31, 2004, compared to net cash used in operating activities of continuing operations of $401,000 for the three months ended January 31, 2003. The net cash provided by operating activities of continuing operations for the three months ended January 31, 2004 was due to a net loss of $262,000 adjusted for: non-cash interest expense of $41,000; depreciation and amortization of $155,000; and net changes in operating assets and liabilities of $185,000. For the three months ended January 31, 2003, the net cash used in operating activities of continuing operations of $401,000 was primarily due to a net loss of $828,000 adjusted for: non-cash interest expense of $260,000; depreciation and amortization of $426,000; and net changes in operating assets and liabilities of ($282,000).

 During the three months ended January 31, 2004, net cash used in investing activities of continuing operations was $30,000, compared to $21,000 for the three months ended January 31, 2003. This is due to capital expenditures for both periods.

 Net cash used in financing activities of continuing operations for the three months ended January 31, 2004, totaled $22,000, compared to net cash provided by financing activities of continuing operations of $713,000 for the three months ended January 31, 2003. For the three months ended January 31, 2004, net cash used in financing activities from continuing operations is due to payments on capital leases. For the three months ended January 31, 2003, the significant components of net cash provided by financing activities of continuing operations included $1,250,000 in proceeds from the issuance of a note payable; offset by $46,000 in payments on capital leases; $47,000 of deferred financing fees; and $443,000 in payments on convertible debentures.

 We are subject to various risks in connection with the operation of our business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent us from competing successfully in the marketplace, (vi) our lack of liquidity, and (vii) our ability to raise additional capital. We have an accumulated deficit of approximately $46.0 million as of January 31, 2004, as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing.

 Although we have been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of January 31, 2004, we had $4.6 million of notes payable and convertible debentures which mature within the next year as well as a significant amount of trade payables and accrued liabilities which are past due. We will continue to explore external financing opportunities and renegotiation of our short-term debt with our current financing partners in order to extend the terms or retire these obligations. Approximately 52% of the short-term debt is due to our senior management. Our management is committed to the growth and success of our Company as is evidenced by the level of financing it has made available to our Company. Failure to obtain sufficient capital could materially affect our Company's operations and expansion strategies. As a result of the aforementioned factors and related uncertainties, there is doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the three months ended January 31, 2004 were $30,000 and we do not anticipate significant spending for the remainder of fiscal 2004.

 In April 2001, we executed a 6% convertible debenture with Global Capital Funding Group L.P, which provided financing of $1,000,000. During November 2002, the Debenture's outstanding balance of $443,000 was paid in full pursuant to an issuance of a note payable with Global Capital Funding Group L.P.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. The Notes were amended and are now currently due on demand. These Notes are secured by selected Company assets and are convertible into our common stock at the option of the holder at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which warrants expire on October 24, 2006. For the year ended October 31, 2002, an additional $402,433 was added to the Notes and an additional 402,433 warrants to acquire our common stock were issued in connection with the financing.

 In January 2002, we executed a 6% convertible debenture (the "Second Debenture") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. With an original maturity date of January 28, 2003, the Second Debenture was amended during fiscal year 2003 and now matures on November 8, 2004. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Second Debenture shall be at the Formula Conversion Price.

 In November 2002, we executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note's maturity date is November 8, 2004. The Company also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007.

 In July 2003, we executed a note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's terms are the same as those of the Second Debenture. We also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008.

 Risk Factors

 Our cash flow may not be sufficient to satisfy our cost of operations

 For the three months ended January 31, 2004, we recorded a net profit of $1.2 million, which included discontinued operations non-cash income of $1.5 million, and for the years ended October 31, 2003 and 2002, we recorded net losses of approximately $6.6 million and $4.7 million, respectively, on revenues of approximately $4.3 million, $17.7 million and $18.4 million, respectively. As a result, we currently have a significant working capital deficit. In addition, we have a significant amount of trade payables and accrued liabilities, of which approximately 29% is past due. To be able to service our debt obligations over the course of the 2004 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise to obtain funds necessary to make required payments on our trade debt and other indebtedness, we may not be able to continue our operations.

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

 Our common stock price may fluctuate substantially and your investment could suffer a decline in value.

 The market price of our common stock may be volatile and could fluctuate substantially from quarter to quarter and year to year due to a number of factors, many of which are beyond our control and some of which are only indirectly related to our business, including:

     * actual or anticipated fluctuations in our net revenue or operating results;

     * our failure to meet the expectations of market analysts or investors with respect to our financial performance;

     *  actual or anticipated changes in our growth rate;

     * actual or anticipated fluctuations in our competitors' operating results or change in their growth rate;

     *  the sale of our common stock or other securities in the future;

     *  our ability to raise additional capital;

     *  the trading volume of our common stock; and

     * changed market conditions in our industry, the industries of our customers, the financial markets and the economy as a whole.

 Several of our outstanding notes are convertible into our common stock at a price that fluctuates based on the market price of our common stock. A material decrease in the market price of our common stock could result in the issuance of a significant number of additional shares of our common stock upon the conversion of these notes. This, in turn, may result in significant dilution to our stockholders and could further depress the market price of your investment.

 In addition, the stock market in general, and stocks quoted on the OTC Bulletin Board in particular, have experienced extreme price and volume fluctuations in recent years that have often been unrelated or disproportionate to the operating performance of the quoted companies. These broad market factors may materially harm the market price of our common stock, regardless of our operating performance.

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


 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Our retail services are provided primarily to customers located outside of the U.S., thus, our financial results could be impacted by foreign currency exchange rates and market conditions abroad. However, the aggregate impact of any likely exchange rate fluctuations would be immaterial as most of our services are paid for in U.S. dollars. A strong dollar could make the cost of our services more expensive than the services of non-U.S. based providers in foreign markets. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future.


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

 4.9 Securities Purchase Agreement issued January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.1 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.10 Registration Rights Agreement dated January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.2 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.11 6% Convertible Debenture of Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.3 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.12 Common Stock Purchase Warrant dated January 28, 2002 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.4 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523 (the "Form S-3"), and incorporated herein by reference)

 10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated October 31, 1998, and incorporated herein by reference)

 10.3 Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins (filed as Exhibit 4.3 to the 2000 Form 10-K and incorporated herein by reference)

 14.1 Code of Business Conduct and Ethics for Employees, Executive Officers and Directors (filed as Exhibit 14.1 to the 2003 Form 10-K and incorporated herein by reference)

 31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

 31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

 32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section
 1350*

 32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section
 1350*

 * Filed herewith.

 (b) The following reports on Form 8-K were filed or required to be filed for the last quarter.

 None.


 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DIAL THRU INTERNATIONAL CORPORATION


                                By:  /s/ Allen Sciarillo
                                ---------------------------------------------
                                Allen Sciarillo
                                Chief Financial Officer and Executive Vice
                                President (Principal Financial and Principal
                                Accounting Officer)

 Dated March 16, 2004