Form 10-Q
period 2004-04-30
DIAL THRU INTERNATIONAL CORP
filed 2004-06-14
CIK 913659

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

 [X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 For the quarterly period ended April 30, 2004
                                  -----------
                                       or

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

 As of June 11, 2004, 16,272,129 shares of common stock, $.001 par value per share, were outstanding.

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                       ASSETS
                       ------                         April 30,   October 31,
                                                         2004         2003
                                                      ----------   ----------
                                                      (unaudited)

 CURRENT ASSETS
   Cash and cash equivalents                         $   606,606  $   505,256
   Trade accounts receivable, net of allowance for
    doubtful accounts of $166,933 at April 30, 2004
    and $295,094 at October 31, 2003                     710,580      872,610
   Prepaid expenses and other current assets             222,800      230,997
                                                      ----------   ----------
       Total current assets                            1,539,986    1,608,863
                                                      ----------   ----------

 PROPERTY AND EQUIPMENT, net                           1,114,477    1,340,986
 GOODWILL, net                                         1,796,917    1,796,917
 OTHER ASSETS                                             65,757       91,434
 NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS               -      242,334
                                                      ----------   ----------
 TOTAL ASSETS                                        $ 4,517,137  $ 5,080,534
                                                      ==========   ==========

       LIABILITIES AND SHAREHOLDERS' DEFICIT
       -------------------------------------

 CURRENT LIABILITIES
   Current portion of capital leases                 $   126,196  $   146,140
   Trade accounts payable                              2,703,975    2,814,472
   Accrued liabilities                                 1,407,347    1,377,307
   Accrued interest (including $656,545 to related
     parties at April 30, 2004 and $539,125 at
     October 31, 2003)                                   945,613      721,632
   Deferred revenue                                      357,220      356,999
   Deposits and other payables                           428,178      430,678
   Convertible debentures, net of unamortized debt
     discount of $69,923 at April 30, 2004               980,077            -
   Notes payable, net of unamortized debt discount
     of $11,419 at April 30, 2004 and $2,847 at
     October 31, 2003                                  1,238,581      547,153
   Notes payable to related parties                    2,348,401    2,348,401
   Net current liabilities of discontinued operations  1,100,000    2,843,481
                                                      ----------   ----------
       Total current liabilities                      11,635,588   11,586,263
                                                      ----------   ----------

 NOTE PAYABLE, net of unamortized debt discount
   of $22,838 at October 31, 2003                              -    1,227,162
 CONVERTIBLE DEBENTURES, net of unamortized debt
   discount of $10,756 at October 31, 2003                     -      489,244

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
    shares authorized; none issued and outstanding             -            -
   Common stock, $.001 par value; 44,169,100 shares
    authorized; 16,201,803 shares issued at April 30,
    2004 and October 31, 2003                             16,202       16,202
   Additional paid-in capital                         39,174,322   39,070,237
   Accumulated deficit                               (46,254,105) (47,253,704)
   Treasury stock, 12,022 common shares at cost          (54,870)     (54,870)
                                                      ----------   ----------
       Total shareholders' deficit                    (7,118,451)  (8,222,135)
                                                      ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $ 4,517,137  $ 5,080,534
                                                      ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


              DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Three Months Ended          Six Months Ended
                                                 April 30,                  April 30,
                                         ------------------------    ------------------------
                                            2004          2003          2004          2003
                                         ----------    ----------    ----------    ----------
 REVENUES                               $ 3,342,892   $ 4,630,480   $ 7,687,584   $ 8,906,060

 COSTS AND EXPENSES
   Costs of revenues                      2,594,185     3,495,981     5,921,246     6,528,284
   Sales and marketing                       81,253       158,789       214,331       358,029
   General and administrative               824,647       973,192     1,676,437     2,027,994
   Depreciation and amortization            153,286       387,495       308,040       813,528
   Gain on settlement of liabilities       (225,000)            -      (225,000)            -
                                         ----------    ----------    ----------    ----------
     Total costs and expenses             3,428,371     5,015,457     7,895,054     9,727,835
                                         ----------    ----------    ----------    ----------

     Operating loss                         (85,479)     (384,977)     (207,470)     (821,775)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs     (92,224)      (58,068)     (187,819)     (312,485)
   Related party interest expense and
     financing costs                        (58,710)     (188,408)     (117,420)     (329,065)
   Foreign currency exchange
     gains (losses)                          (3,587)        6,009        11,161         9,495
                                         ----------    ----------    ----------    ----------
     Total other income (expense), net     (154,521)     (240,467)     (294,078)     (632,055)
                                         ----------    ----------    ----------    ----------
 LOSS FROM CONTINUING OPERATIONS           (240,000)     (625,444)     (501,548)   (1,453,830)

 INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, net of income taxes of
   $0 for all periods                             -      (666,349)    1,501,147      (920,076)
                                         ----------    ----------    ----------    ----------
 NET INCOME (LOSS)                      $  (240,000)  $(1,291,793)      999,599   $(2,373,906)
                                         ==========    ==========    ==========    ==========

 NET INCOME (LOSS) PER SHARE:
   Basic and diluted net income
     (loss) per share
      Continuing operations             $     (0.01)  $     (0.04)  $     (0.03)  $     (0.09)
      Discontinued operations                  0.00         (0.04)         0.09         (0.06)
                                         ----------    ----------    ----------    ----------
                                        $     (0.01)  $     (0.08)  $      0.06   $     (0.15)
                                         ==========    ==========    ==========    ==========
 SHARES USED IN THE CALCULATION
   OF PER SHARE AMOUNTS:
     Basic common shares                 16,189,781    15,964,530    16,189,781    15,840,266
                                         ==========    ==========    ==========    ==========

     Diluted common shares               16,189,781    15,964,530    16,191,725    15,840,266
                                         ==========    ==========    ==========    ==========

 The accompanying notes are an integral part of these consolidated financial statements.


           DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                          Six Months Ended
                                                              April 30,
                                                      ------------------------
                                                          2004         2003
                                                      ----------    ----------
 CASH FLOWS FROM OPERATING ACTIVITIES OF
   CONTINUING OPERATIONS
  Net loss from continuing operations                $  (501,548)  $(1,453,830)
  Adjustments to reconcile net loss from
   continuing operations to net cash provided
   by (used in) operating activities:
    Bad debt expense                                           -        28,268
    Non-cash interest expense (including related
      party interest of $0 and $211,645)                  86,362       423,545
    Gain on settlement of liabilities                   (225,000)            -
    Depreciation and amortization                        308,040       813,528
    Effects of changes in foreign exchange rates               -        21,658
    (Increase) decrease in:
      Trade accounts receivable                          162,030        (7,308)
      Prepaid expenses and other current assets            8,196        (6,834)
      Other assets                                        (1,500)        1,978
    Increase (decrease) in:
      Trade accounts payable                             (96,044)     (180,152)
      Accrued liabilities                                479,021       277,119
      Deferred revenue                                       221        36,684
      Deposits and other payables                         (2,500)           (8)
                                                      ----------    ----------
  Net cash provided by (used in) operating
    activities of continuing operations                  217,278       (45,352)
                                                      ----------    ----------

 CASH FLOWS FROM INVESTING ACTIVITIES
   OF CONTINUING OPERATIONS
  Purchase of property and equipment                     (81,531)     (156,520)
                                                      ----------    ----------
  Net cash used in investing activities
    of continuing operations                             (81,531)     (156,520)
                                                      ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   OF CONTINUING OPERATIONS
  Proceeds from note payable                                   -     1,250,000
  Payments on capital leases                             (34,397)      (76,498)
  Deferred financing fees                                      -       (47,441)
  Payments on convertible debentures                           -      (443,000)
                                                      ----------    ----------
  Net cash provided by (used in) financing
    activities of continuing operations                  (34,397)      683,061
                                                      ----------    ----------

 NET CASH USED IN DISCONTINUED OPERATIONS                      -       (51,139)
                                                      ----------    ----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS               101,350       430,050

 Cash and cash equivalents at beginning of period        505,256       269,313
                                                      ----------    ----------
 Cash and cash equivalents at end of period          $   606,606   $   699,363
                                                      ==========    ==========
 SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
  Conversion of convertible debenture and accrued
    interest to common stock                         $         -   $   93,005
  Fair value of warrants issued with debt                      -       62,884
  Beneficial conversion feature of convertible
    debentures recorded as debt discount                 104,085            -
  Note payable exchanged for convertible debenture       550,000            -


 The accompanying notes are an integral part of these consolidated financial statements.

                          DIAL THRU INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Dial Thru International Corporation and its subsidiaries, "DTI" or "the Company", included in this Form 10-Q are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and six month periods ended April 30, 2004 and 2003 have been included. Operating results for the three and six month periods ended April 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2003.

 The Company is a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company provides a variety of international and domestic communication services including international dial thru, Internet voice and facsimile services, e-commerce solutions and other value-added communication services, using its Voice over Internet Protocol ("VoIP") Network to effectively deliver these services to the end user.

 In addition to helping customers achieve significant savings on long-distance voice and facsimile calls by routing calls over the Internet, the Company also offers new opportunities for existing Internet Service Providers who want to expand into voice services, private corporate networks seeking to lower long-distance costs, and Web-enabled corporate call centers engaged in electronic commerce.

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


 NOTE 2 - GOING CONCERN

 The Company has an accumulated deficit of approximately $46.5 million as well as a working capital deficit of approximately $10.1 million as of April 30, 2004. Funding of the Company's working capital deficit, current and future operating losses, and expansion will require continuing capital investment. The Company expects to fund these cash requirements through debt facilities, additional equity financing and potentially through cash generated by operations.

 Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. The Company will continue to explore external financing opportunities and renegotiation of its short-term debt with its current financing partners in order to extend the terms or retire these obligations. At April 30, 2004, approximately 51% of the short-term debt is due to the senior management of the Company. Management is committed to the growth and success of the Company as is evidenced by the level of financing it has made available to the Company.

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


 NOTE 3 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company provided wholesale services to a single customer who accounted for 23% and 21% of the overall revenue of the Company for the three and six months ended April 30, 2004, respectively, and 17% of the Company's trade accounts receivable at April 30, 2004. The Company also provided wholesale services to another customer who accounted for 14% and 15% of the overall revenue of the Company for the three and six months ended April 30, 2004, respectively.


 NOTE 4 - STOCK-BASED COMPENSATION

 In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), the Company accounts for its stock-based employee compensation plans using the intrinsic valued method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense during the three and six months ended April 30, 2004 and 2003.

 Had the Company determined compensation based on the fair value at the grant date for its stock options in accordance with SFAS 123, as amended by SFAS 148, net income (loss) and net income (loss) per share would have been as follows:

                               Three Months                  Six Months
                              Ended April 30,              Ended April 30,
                          ------------------------    ------------------------
                             2004          2003          2004          2003
                          ----------    ----------    ----------    ----------
 Net income (loss),
   as reported           $  (240,000)  $(1,291,793)  $   999,599   $(2,373,906)
 Deduct: Stock based
  employee compensation
  expense determined
  under fair value
  based method               (34,928)      (46,597)      (73,111)     (108,060)
                          ----------    ----------    ----------    ----------
 Pro forma net loss      $  (274,928)  $(1,338,390)  $   926,488   $(2,481,966)
                          ==========    ==========    ==========    ==========

 Net loss per share
  As reported
   Basic and diluted     $     (0.01)  $     (0.08)  $      0.06   $     (0.15)
                          ==========    ==========    ==========    ==========
  Proforma
   Basic and diluted     $     (0.02)  $     (0.08)  $      0.06   $     (0.16)
                          ==========    ==========    ==========    ==========

 The fair values under FAS 123 for options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (no options were granted during the six month period ended April 30, 2004):


                                          2003
                                         ------
        Expected life (years)               3
        Interest rate                       4%
        Volatility                        133%
        Dividend yield                      0%


 NOTE 5 - DISCONTINUED OPERATIONS

 Rapid Link Telecommunications GMBH
 ----------------------------------
 In the fourth quarter of fiscal year 2003, the Company's German Subsidiary, Rapid Link Telecommunications GMBH ("Rapid Link Germany"), filed for insolvency. The net liability of approximately $2.3 million was included in the balance sheet and classified as Discontinued Operations. During the first quarter of fiscal year 2004, the Company determined that it no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Germany. Accordingly, the Company wrote off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the first quarter of fiscal year 2004.

 The following table presents selected unaudited financial information for Rapid Link Germany for the three and six months ended April 30, 2003:

                    Three Months Ended    Six Months Ended
                      April 30, 2003       April 30, 2003
                      --------------       --------------
         Revenue     $     1,382,651      $     2,761,772
         Net Loss    $      (316,349)     $      (570,076)

 Canmax Retail Systems
 ---------------------
 During the first quarter of fiscal year 2004, the Company determined based on final written communications with the State of Texas that the Company has a liability for sales taxes (including penalties and interest) totaling $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000. During the first quarter of fiscal year 2004, the Company accrued an additional $750,000. The sales tax amount due is attributable to audit findings associated with the Company's former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after the Company changed its business model from a focus on domestic prepaid phone cards to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets. The State of Texas determined that the Company did not properly remit sales tax on certain transactions. The Company's current and former managements believe that the amount due has not been properly assessed and will continue to pursue a lesser settlement amount. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, the amount was classified as Discontinued Operations. The amount that the State of Texas assessed of $1.1 million has been accrued as a liability and is included in the Balance Sheet as Discontinued Operations. (See Note 7.)


 NOTE 6 - CONVERTIBLE DEBENTURE

 In July 2003, the Company executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note provided for a maturity date of December 23, 2003 and is unsecured. In the event the GCA-Note was not repaid in full within 10 days of the maturity date, the GCA-Note shall be replaced by a 6% convertible debenture. This convertible debenture would have a maturity date of November 8, 2004 and be secured by certain property and equipment held for resale. The conversion price would be equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date, which was $0.20, and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion (the "Formula Conversion Price"). In an event of default, the amount declared due and payable on the Debenture would be at the Formula Conversion Price. In the event the GCA-Note was replaced by a convertible debenture, the GCA-Note would have a beneficial conversion feature. In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF-98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), the intrinsic value of the beneficial conversion feature was calculated as approximately $104,000 at the commitment date using the stock price as of that date, and would be recorded if the note was not repaid as noted above.

 The GCA-Note matured during December 2003 and, accordingly, since the GCA-Note remained unpaid as of January 2004, the Company exchanged the note for a convertible debenture. Upon the replacement of the GCA-Note with a convertible debenture, the Company recorded the debt discount of $104,000 and is amortizing this discount over the life of the new convertible debenture. During the three and six months ended April 30, 2004, the Company recorded approximately $41,000 as interest expense relating to the amortization of the debt discount. In connection with the GCA-Note, the Company paid $35,000 as financing fees, which were capitalized and amortized over the original life of the GCA-Note. For the three and six months ended April 30, 2004, the Company recorded approximately $13,000 as interest expense relating to these deferred financing fees. The Company also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. The Company recorded a debt discount of approximately $7,000, the fair value of the warrants, relating to the issuance of the warrants. For the three and six months ended April 30, 2004, the Company recorded approximately $3,000 as interest expense relating to the warrants.


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

 The State of Texas ("State") performed a sales tax audit of the Company's former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that the Company did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. The Company's current and former managements filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions and the failure of the State to credit the Company's account for sales tax remittances. In correspondence from the State in June 2003, the State agreed to consider offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on this correspondence with the State, Management's estimate of the potential liability was originally recorded at $350,000 during the fiscal year ended October 31, 2003. Based on further correspondence with the State, this estimated liability was increased to $1.1 million during the first quarter of fiscal year 2004. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, it was classified separately during the first quarter of fiscal year 2004 in discontinued operations, and is included in the April 30, 2004 consolidated balance sheet in "Net current liabilities from discontinued operations". Management does not believe the State's position reflects the appropriate amount of tax remitted during the audit period mentioned above and will continue to pursue this issue with the State. The Company is also aggressively pursuing the collection of unpaid sales taxes from former customers of Canmax.


 NOTE 8 - GAIN ON SETTLEMENT OF LIABILITIES

 In connection with the acquisition of the assets and certain of the liabilities of Rapid Link, Incorporated ("Rapid Link") during the fourth quarter of the fiscal year ended October 31, 2001, the Company recorded certain liabilities, relating in part to cash receipts from former Rapid Link customers near the acquisition date, of $255,000, and continued to hold those liabilities pending a final settlement with the Rapid Link trustee. During the second quarter of fiscal year 2004, the Company agreed to pay $30,000 to the trustee, and has recorded the remaining $225,000 as Gain on Settlement of Liabilities during the quarter ended April 30, 2004.


 NOTE 9 - RECLASSIFICATIONS

 Certain reclassifications were made to the 2003 consolidated financial statements to conform to current year presentation.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis of financial condition and results of operations covers the three- and six-month periods ended April 30, 2004 and 2003 and should be read in conjunction with our financial statements and the notes thereto.

 FORWARD-LOOKING STATEMENTS

 This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects", "believe", "anticipates", "estimate", "plans", "expect", "intends", and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed in our annual report on Form 10-K for the year ended October 31, 2003 and throughout this report on Form 10-Q. All of our forward-looking statements are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements.

 General

 On November 2, 1999, we acquired (the "DTI Acquisition") substantially all of the business and assets of Dial Thru International Corporation, a California corporation, and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to "Dial Thru International Corporation." Our common stock currently trades on the OTC Bulletin Board under the symbol "DTIX." In the second quarter of fiscal 2000, we shifted focus toward our global Voice over Internet Protocol, or VoIP, strategy. This strategy allows us to form local partnerships with foreign Postal, Telephone and Telegraph companies (those entities are responsible for providing telecommunications services in foreign markets and are usually government owned or controlled) and to provide IP enabled services based on the in-country regulatory environment affecting telecommunications and data providers.

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

 On January 27, 2003, we amended our 10% convertible notes with three of our executives to change the notes' maturity dates from October 24, 2003 to February 24, 2004. As these amended Notes have subsequently matured, these Notes are currently due on demand and continue to accrue interest at the stated rate.

 On July 24, 2003 we entered into an agreement with GCA Strategic Investment Fund Limited that provided us with a loan of $550,000, which has been and will be used for the Company's ongoing working capital needs. During January 2004, as per the terms of the agreement, this loan became a convertible debenture with a maturity date of November 8, 2004.

 On August 1, 2003, our German Subsidiary, Rapid Link Telecommunications GMBH, received approval for it's insolvency filing and has been turned over to a trustee who is responsible for liquidating the operation. During the first quarter of fiscal year 2004, we determined that we no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Telecommunications GMBH. Accordingly, we wrote off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the first quarter of fiscal year 2004.

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

 Revenue Recognition

 Our revenues are recognized at the time a customer uses our network to make a phone call. We sell our services to small and medium-sized enterprises ("SMEs") and end-users who utilize our network for international re-origination and dial thru services, and to other wholesale providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times, we receive payment from our customers in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made. The Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition", provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and SAB No. 104.

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

 Components of Statements of Operations

 Revenues

 Our primary source of revenue is the sale of voice and facsimile traffic internationally over our VoIP network, which is measured in minutes, primarily to SMEs, residential users, and wholesale customers. We charge our customers a fee per minute of usage that is dependent on the destination of the call and is recognized in the period in which the call is completed.

 Costs of Revenues

 Our costs of revenues are termination fees, purchased minutes and fixed costs for specific international and domestic Internet circuits and private lines used to transport our minutes. Termination fees are paid to local service providers and other international and domestic carriers to terminate calls received from our network. This traffic is measured in minutes, at a negotiated contract cost per minute. Our fixed costs of revenues are insignificant, consisting primarily of low cost Internet access.

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

 RESULTS OF OPERATIONS

 The following table presents our operating results as a percentage of revenue for the three- and six-month periods ended April 30, 2004 and 2003 as well as a comparison of the percentage change of our operating results from the three- and six-month periods ended April 30, 2003 to the corresponding periods ended April 30, 2004:

                                                        % Change    % Change
                                                         Quarter  Two Quarters
                                                          Ended       Ended
                                                        April 30,   April 30,
                                                         2003 to     2003 to
                                 % of         % of       Quarter  Two Quarters
                               Revenue      Revenue       Ended       Ended
                               Quarter   Two Quarters   April 30,   April 30,
                                Ended        Ended        2004        2004
                              April 30,    April 30,    Increase    Increase
                             2004  2003   2004  2003   (Decrease)  (Decrease)
                             ----  ----   ----  ----   ----------  ----------
 REVENUES                    100%  100%   100%  100%      (28%)       (14%)

 COSTS AND EXPENSES
  Costs of revenues           78%   75%    77%   73%      (26%)        (9%)
  Sales and marketing          2%    3%     3%    4%      (49%)       (40%)
  General and administrative  25%   21%    22%   23%      (15%)       (17%)
  Depreciation and
    amortization               5%    8%     4%    9%      (60%)       (62%)
  Gain on settlement of
    liabilities               (7%)   -     (3%)   -         -           -
                             ----  ----   ----  ----   ----------  ----------
  Total costs and expenses   103%  108%   103%  109%      (32%)       (19%)
                             ----  ----   ----  ----   ----------  ----------

  Operating loss              (3%)  (8%)   (3%)  (9%)     (78%)       (75%)

 OTHER INCOME (EXPENSE)
  Interest expense and
    financing costs           (3%)  (1%)   (2%)  (4%)      59%        (40%)
  Related party interest
    expense and financing
    costs                     (2%)  (4%)   (2%)  (4%)     (69%)       (64%)
  Foreign currency exchange
    gains (losses)             -     -      -     -       160%         18%
                             ----  ----   ----  ----   ----------  ----------
  Total other income
    (expense), net            (5%)  (5%)   (4%)  (7%)     (36%)       (53%)
                             ----  ----   ----  ----   ----------  ----------

 LOSS FROM CONTINUING
   OPERATIONS                 (7%) (14%)   (7%)  (16%)    (62%)       (66%)

 INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS,
   net of income taxes of
   $0 for all periods          -   (14%)   20%  (10%)    (100%)       263%
                             ----  ----   ----  ----   ----------  ----------
 NET INCOME (LOSS)            (7%) (28%)   13%  (27%)     (81%)       142%
                             ====  ====   ====  ====   ==========  ==========



 RESULTS OF OPERATIONS - COMPARISON OF THE THREE- AND SIX-MONTH PERIODS ENDED APRIL 30, 2004 AND 2003

 REVENUES

 For the three-month period ended April 30, 2004, 74% and 26% of our revenues were derived from our wholesale and retail customers, respectively, compared to 69% and 31%, respectively, for the three-month period ended April 30, 2003. Our wholesale revenues have decreased by 23% from the three-month period ended April 30, 2003 compared to the three-month period ended April 30, 2004, while our retail revenues have decreased by 39% over the comparable period.

 For the six-month period ended April 30, 2004, 76% and 24% of our revenues were derived from our wholesale and retail customers, respectively, compared to 65% and 35%, respectively, for the six-month period ended April 30, 2003. Our wholesale revenues have increased by 2% from the six-month period ended April 30, 2003 compared to the six-month period ended April 30, 2004, while our retail revenues have decreased by 42% over the comparable period.

 The decrease in wholesale revenues for the three-month period ended April 30, 2004 is attributable to a decrease in the number of termination opportunities available to us to offer our customers. We are working with new providers in an effort to recapture our lost revenue and grow the wholesale business in future periods.

 The decrease in retail revenues for the three- and six-month periods ended April 30, 2004 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets. The redeployment of troops into Iraq, where we have not historically provided long distance service, in March 2003, resulted in a decline in our retail sales to these military customers in other foreign markets. We currently offer services to these troops in Iraq on a limited basis, and anticpate increasing these services later in 2004. We are exploring opportunities to grow our retail business through advertising and the introduction of new products and services.

 OPERATING EXPENSES

 Costs of Revenues: Our costs of revenues as a percentage of revenues have increased for each of the three- and six-month periods ended April 30, 2004 compared to the corresponding periods ended April 30, 2003 due to a decline in our retail traffic which realizes higher margins than our wholesale traffic. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products.

 Sales and Marketing Expenses: A significant component of our revenue is generated by outside agents or through periodic newspaper advertising, which is managed by a small in-house sales and marketing organization. The reduction in our sales and marketing costs for the three- and six-month periods ended April 30, 2004 compared to the corresponding periods ended April 30, 2003 is primarily due to lower agent commission costs which are paid as a percentage of our revenue, as well as a reduction in our advertising costs. During the three- and six-month periods ended April 30, 2003, a significant portion of our advertising costs related to the introduction of new product lines. During the three- and six-month periods ended April 30, 2004, we have focused our attention on increasing revenues through the efforts of our agents.

 We will continue to focus our sales and marketing efforts on periodic newspaper advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 General and Administrative Expenses: We have significantly reduced our general and administrative costs for the three- and six-month periods ended April 30, 2004 compared to the corresponding periods ended April 30, 2003 through the elimination of personnel and personnel related costs. We review our general and administrative expenses regularly, and continue to manage the costs accordingly to support the current and anticipated future business.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization has decreased as a larger portion of our assets still in use have become fully depreciated, including a majority of the assets acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network. In accordance with Statement of Accounting Standards No. 142, effective November 1, 2001, we no longer amortize goodwill.

 GAIN ON SETTLEMENT OF LIABILITIES

 In connection with the acquisition of the assets and certain of the liabilities of Rapid Link during the fourth quarter of the fiscal year ended October 31, 2001, we recorded certain liabilities, relating in part to cash receipts from former Rapid Link customers near the acquisition date, of $255,000, and continued to hold those liabilities pending a final settlement with the Rapid Link trustee. During the second quarter of fiscal year 2004, we agreed to pay $30,000 to the trustee, and have recorded the remaining $225,000 to gain on settlement of liabilites during the three-month period ended April 30, 2004.

 INTEREST EXPENSE AND FINANCING COSTS

 Interest expense and financing costs were due primarily to the amortization of deferred financing fees and debt discount on our convertible debentures, notes payable and notes payable to related parties. The decrease in interest expense and financing costs from the three- and six-month periods ended April 30, 2003 to the three- and six-month periods ended April 30, 2004 primarily relates to the reduction in such amortization due to our related party notes payable reaching their maturity date during the fourth quarter of fiscal year 2003 as well as the early repayment of one of our convertible debentures through the issuance of a note payable during the first quarter of fiscal year 2003. All unamortized debt discount associated with this convertible debenture was expensed at the time of repayment. A further explanation of these changes can be found in the Liquidity and Capital Resources section.

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS

 Income (loss) from discontinued operations for the six-month period ended April 30, 2004 relates to a sales tax settlement of $750,000, offset by the write-off of the remaining net liability of our German subsidiary, Rapid Link Telecommunications GMBH, totaling $2,250,000. Income (loss) from discontinued operations for the three- and six-month periods ended April 30, 2003 relates to the losses of Rapid Link Telecommunications GMBH, in the amounts of $316,000 and $570,000, respectively, and a sales tax settlement of $350,000.

 In the fourth quarter of fiscal 2003, Rapid Link Telecommunications GMBH, filed for insolvency. The net liability associated with the disposal of the assets and liabilities of Rapid Link Telecommunications GMBH of approximately $2.3 million was included in the balance sheet and classified as Discontinued Operations. During the first quarter of fiscal year 2004, we determined that we no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Telecommunications GMBH. Accordingly, we wrote off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the first quarter of fiscal year 2004.

 During the first quarter of fiscal year 2004, we determined based on final written communications with the State of Texas that the liability for sales taxes (including penalties and interest) totaled $1.1 million. We had previously accrued an estimated settlement amount of $350,000. Accordingly, we accrued an additional $750,000. The sales tax amount due is attributable to audit findings of our former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after we changed our business model from a focus on domestic prepaid phone cards to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets. The State of Texas determined that we did not properly remit sales tax on certain transactions. Our current and former managements believe that the amount due has not been properly assessed and will continue to pursue a lesser settlement amount. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, this amount was classified during the first quarter of fiscal year 2004 as Discontinued Operations. (See Note 7 to the Consolidated Financial Statements.)

 LIQUIDITY AND CAPITAL RESOURCES

 The growth model for our business provides for a rapid expansion of our network infrastructure through the addition of new VoIP hardware, which can be purchased and entered into service in a matter of days. This allows us to add customers and additional points of termination on an as-needed basis, avoiding significant network build out well in advance of anticipated growth; however, the rate of growth is dependent on the availability of future financing for capital resources. Our funding of additional infrastructure development will be provided through the operations of our telecommunications business and externally through debt and/or equity offerings. We plan to obtain vendor financing for any equipment needs associated with expansion. We believe that, with sufficient capital, we can significantly accelerate our growth plan. Our failure to obtain additional financing could delay the implementation of our business plan and have a material adverse effect on our business, financial condition and operating results.

 At April 30, 2004, we had cash and cash equivalents of $607,000, an increase
 of $101,000  from the  balance at  October  31, 2003.   We  had  significant
 working capital deficits at both April 30, 2004 and 2003.

 Net cash provided by operating activities of continuing operations was $217,000 for the six-month period ended April 30, 2004, compared to net cash used in operating activities of continuing operations of $45,000 for the six-month period ended April 30, 2003. The net cash provided by operating activities of continuing operations for the six-month period ended April 30, 2004 was due to a net loss of $502,000 adjusted for: non-cash interest expense of $86,000; depreciation and amortization of $308,000; net changes in operating assets and liabilities of $549,000; and offset by gain on settlement of liabilities of $225,000. For the six-month period ended April 30, 2003, the net cash used in operating activities of continuing operations of $45,000 was primarily due to a net loss of $1,454,000 adjusted for: non-cash interest expense of $424,000; depreciation and amortization of $814,000; and net changes in operating assets and liabilities of $121,000.

 During the six-month period ended April 30, 2004, net cash used in investing activities of continuing operations was $82,000, compared to $157,000 for the six-month period ended April 30, 2003. This is due to capital expenditures for both periods.

 Net cash used in financing activities of continuing operations for the six-month period ended April 30, 2004, totaled $34,000, compared to net cash provided by financing activities of continuing operations of $683,000 for the six-month period ended April 30, 2003. For the six-month period ended April 30, 2004, net cash used in financing activities from continuing operations is due to payments on capital leases. For the six-month period ended April 30, 2003, the components of net cash provided by financing activities of continuing operations included $1,250,000 in proceeds from the issuance of a note payable; offset by $76,000 in payments on capital leases; $47,000 of deferred financing fees; and $443,000 in payments on convertible debentures.

 We are subject to various risks in connection with the operation of our business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent us from competing successfully in the marketplace, (vi) our lack of liquidity, and (vii) our ability to raise additional capital. We have an accumulated deficit of approximately $46.3 million as of April 30, 2004, as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment. Our strategy is to fund these cash requirements through operations, debt facilities and additional equity financing.

 Although we have been able to arrange the debt facilities and equity financing described below to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of April 30, 2004, we had $4.6 million of notes payable and convertible debentures which have matured or mature within the next year as well as a significant amount of trade payables and accrued liabilities which are past due. We will continue to explore external financing opportunities and renegotiation of our short-term debt with our current financing partners in order to extend the terms or retire these obligations. Approximately 51% of the short-term debt is due to our senior management. Our management is committed to the growth and success of our Company as is evidenced by the level of financing it has made available to our Company. Failure to obtain sufficient capital could materially affect our Company's operations and expansion strategies. As a result of the aforementioned factors and related uncertainties, there is doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the six-month period ended April 30, 2004 were $82,000 and we do not anticipate significant spending for the remainder of fiscal 2004.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. The Notes were amended, and as these amended Notes have subsequently matured, these Notes are currently due on demand. These Notes are secured by selected Company assets and are convertible into our common stock at the option of the holder at any time prior to maturity. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which warrants expire on October 24, 2006. For the year ended October 31, 2002, an additional $402,433 was added to the Notes and an additional 402,433 warrants to acquire our common stock were issued in connection with the financing.

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

 Risk Factors

 Our cash flow may not be sufficient to satisfy our cost of operations

 For the six-month period ended April 30, 2004, we recorded a net profit of $1.0 million, which included discontinued operations non-cash income of $1.5 million, and for the years ended October 31, 2003 and 2002, we recorded net losses of approximately $6.6 million and $4.7 million, respectively, on revenues of approximately $7.7 million, $17.7 million and $18.4 million, respectively. As a result, we currently have a significant working capital deficit. In addition, we have a significant amount of trade payables and accrued liabilities, of which approximately 40% is past due. To be able to service our debt obligations over the course of the 2004 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise to obtain funds necessary to make required payments on our trade debt and other indebtedness, we may not be able to continue our operations.

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

 A report filed on March 24, 2004 described the registrant's issuance of a press release setting forth its financial results for its first quarter ended January 31, 2004.

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DIAL THRU INTERNATIONAL CORPORATION


                                By:  /s/ Allen Sciarillo
                                --------------------------------------------
                                Allen Sciarillo
                                Chief Financial Officer and Executive Vice
                                President (Principal Financial and Principal
                                Accounting Officer)

 Dated June 14, 2004