Form 10-Q
period 2004-07-31
DIAL THRU INTERNATIONAL CORP
filed 2004-09-14
CIK 913659

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

 [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 For the quarterly period ended July 31, 2004
                                   -----------
                                       or

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

 As of September 10, 2004, 16,272,129 shares of common stock, $.001 par value per share, were outstanding.

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                       ASSETS
                       ------                          July 31,   October 31,
                                                         2004         2003
                                                      ----------   ----------
                                                      (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                         $   502,751  $   505,256
   Trade accounts receivable, net of allowance for
    doubtful accounts of $188,745 at July 31, 2004
    and $295,094 at October 31, 2003                   1,010,699      872,610
   Prepaid expenses and other current assets             238,149      230,997
                                                      ----------   ----------
      Total current assets                             1,751,599    1,608,863
                                                      ----------   ----------

 PROPERTY AND EQUIPMENT, net                           1,013,067    1,340,986
 GOODWILL, net                                         1,796,917    1,796,917
 OTHER ASSETS                                             74,246       91,434
 NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS               -      242,334
                                                      ----------   ----------
 TOTAL ASSETS                                        $ 4,635,829  $ 5,080,534
                                                      ==========   ==========

       LIABILITIES AND SHAREHOLDERS' DEFICIT
       -------------------------------------

 CURRENT LIABILITIES
   Current portion of capital leases                 $   126,196  $   146,140
   Trade accounts payable                              2,973,680    2,814,472
   Accrued liabilities                                 1,550,227    1,377,307
   Accrued interest (including $710,979 to related
     parties at July 31, 2004 and $539,125 at
     October 31, 2003)                                 1,052,468      721,632
   Deferred revenue                                      405,691      356,999
   Deposits and other payables                           428,178      430,678
   Convertible debentures, net of unamortized debt
     discount of $37,309 at July 31, 2004              1,002,691            -
   Note payable, net of unamortized debt discount
     of $5,710 at July 31, 2004 and $2,847 at
     October 31, 2003                                  1,244,290      547,153
   Notes payable to related parties                    2,348,401    2,348,401
   Net current liabilities of discontinued operations  1,100,000    2,843,481
                                                      ----------   ----------
      Total current liabilities                       12,231,822   11,586,263
                                                      ----------   ----------

 NOTE PAYABLE, net of unamortized debt discount
   of $22,838 at October 31, 2003                              -    1,227,162
 CONVERTIBLE DEBENTURES, net of unamortized debt
   discount of $10,756 at October 31, 2003                     -      489,244

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
    shares authorized; none issued and outstanding             -            -
   Common stock, $.001 par value; 44,169,100
    shares authorized; 16,284,151 shares issued
    at July 31, 2004 and 16,201,803 shares issued
    at October 31, 2003                                   16,284       16,202
   Additional paid-in capital                         39,184,969   39,070,237
   Accumulated deficit                               (46,742,376) (47,253,704)
   Treasury stock, 12,022 common shares at cost          (54,870)     (54,870)
                                                      ----------   ----------
      Total shareholders' deficit                     (7,595,993)  (8,222,135)
                                                      ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $ 4,635,829  $ 5,080,534
                                                      ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


              DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                            Three Months Ended          Nine Months Ended
                                                 July 31,                    July 31,
                                         ------------------------    ------------------------
                                            2004          2003          2004          2003
                                         ----------    ----------    ----------    ----------
 REVENUES                               $ 2,940,023   $ 4,348,552   $10,627,607   $13,254,612

 COSTS AND EXPENSES
   Costs of revenues                      2,223,331     3,115,464     8,144,577     9,643,748
   Sales and marketing                      112,969       183,845       327,300       541,874
   General and administrative               781,958       860,591     2,458,395     2,888,585
   Depreciation and amortization            153,994       355,284       462,034     1,168,812
   Gain on settlement of liabilities              -             -      (225,000)            -
                                         ----------    ----------    ----------    ----------
     Total costs and expenses             3,272,252     4,515,184    11,167,306    14,243,019
                                         ----------    ----------    ----------    ----------

     Operating loss                        (332,229)     (166,632)     (539,699)     (988,407)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs     (99,474)      (61,859)     (287,293)     (374,344)
   Related party interest expense and
     financing costs                        (54,434)     (164,533)     (171,854)     (493,598)
   Foreign currency exchange
     gains (losses)                          (2,136)       (4,831)        9,025         4,664
                                         ----------    ----------    ----------    ----------
     Total other income (expense), net     (156,044)     (231,223)     (450,122)     (863,278)
                                         ----------    ----------    ----------    ----------
 LOSS FROM CONTINUING OPERATIONS           (488,273)     (397,855)     (989,821)   (1,851,685)

 INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, net of income taxes of
   $0 for all periods                             -      (949,482)    1,501,147    (1,869,558)
                                         ----------    ----------    ----------    ----------
 NET INCOME (LOSS)                      $  (488,273)  $(1,347,337)  $   511,326   $(3,721,243)
                                         ==========    ==========    ==========    ==========
 NET INCOME (LOSS) PER SHARE:
   Basic and diluted net income
     (loss) per share
      Continuing operations             $     (0.03)  $     (0.02)  $     (0.06)  $     (0.11)
      Discontinued operations                  0.00         (0.06)         0.09         (0.12)
                                         ----------    ----------    ----------    ----------
                                        $     (0.03)  $     (0.08)  $      0.03   $     (0.23)
                                         ==========    ==========    ==========    ==========
 SHARES USED IN THE CALCULATION
   OF PER SHARE AMOUNTS:
     Basic common shares                 16,244,381    16,138,033    16,208,114    15,940,612
                                         ==========    ==========    ==========    ==========
     Diluted common shares               16,244,381    16,138,033    16,317,232    15,940,612
                                         ==========    ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.


           DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                          Nine Months Ended
                                                              July 31,
                                                      ------------------------
                                                          2004         2003
                                                      ----------    ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   OF CONTINUING OPERATIONS
  Net loss from continuing operations                $  (989,821)  $(1,851,685)
  Adjustments to reconcile net loss from
   continuing operations to net cash provided
   by (used in) operating activities:
    Bad debt expense                                      20,000        28,268
    Non-cash interest expense (including related
      party interest of $0 and $317,468)                 124,685       543,212
    Gain on settlement of liabilities                   (225,000)            -
    Depreciation and amortization                        462,034     1,168,812
    Effects of changes in foreign exchange rates               -         9,131
    (Increase) decrease in:
      Trade accounts receivable                         (158,089)        2,835
      Prepaid expenses and other current assets           (7,152)      (46,727)
      Other assets                                        (9,989)      (45,968)
    Increase (decrease) in:
      Trade accounts payable                             173,662      (419,019)
      Accrued liabilities                                729,485       312,821
      Deferred revenue                                    48,692        36,645
      Deposits and other payables                         (2,500)       (5,634)
                                                      ----------    ----------
  Net cash provided by (used in) operating
    activities of continuing operations                  166,007      (267,309)
                                                      ----------    ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   OF CONTINUING OPERATIONS
  Purchase of property and equipment                    (134,115)     (135,883)
                                                      ----------    ----------
  Net cash used in investing activities
    of continuing operations                            (134,115)     (135,883)
                                                      ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   OF CONTINUING OPERATIONS
  Proceeds from notes payable                                  -     1,800,000
  Payments on capital leases                             (34,397)     (111,994)
  Deferred financing fees                                      -       (82,441)
  Payments on convertible debentures                           -      (443,000)
                                                      ----------    ----------
  Net cash provided by (used in) financing
    activities of continuing operations                  (34,397)    1,162,565
                                                      ----------    ----------
 NET CASH USED IN DISCONTINUED OPERATIONS                      -       (53,363)
                                                      ----------    ----------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (2,505)      706,010

 Cash and cash equivalents at beginning of period        505,256       269,313
                                                      ----------    ----------
 Cash and cash equivalents at end of period          $   502,751   $   975,323
                                                      ==========    ==========

 SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
  Conversion of convertible debenture and accrued
    interest to common stock                         $    10,729   $   109,197
  Fair value of warrants issued with debt                      -        70,002
  Beneficial conversion feature of convertible
    debentures recorded as debt discount                 104,085             -
  Note payable exchanged for convertible debenture       550,000             -

 The accompanying notes are an integral part of these consolidated financial statements.

                          DIAL THRU INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Dial Thru International Corporation and its subsidiaries, "DTI" or "the Company", included in this Form 10-Q are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended July 31, 2004 and 2003 have been included. Operating results for the three and nine month periods ended July 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2003.

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


 NOTE 2 - GOING CONCERN

 The Company has an accumulated deficit of approximately $46.7 million as well as a working capital deficit of approximately $10.5 million as of July 31, 2004. Funding of the Company's working capital deficit, current and future operating losses, and expansion will require continuing capital investment. The Company expects to fund these cash requirements through debt facilities, additional equity financing and potentially through cash generated by operations. The Company currently has no commitments for additional funding or credit facilities.

 Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. The Company will continue to explore external financing opportunities and renegotiation of its short-term debt with its current financing partners in order to extend the terms or retire these obligations. At July 31, 2004, approximately 51% of the short-term debt is due to the senior management of the Company. Management is committed to the growth and success of the Company as is evidenced by the level of financing it has made available to the Company.

 The Company has been advised by two of its creditors that they may seek to collect the full $2.3 million principal balance of the Company's note and debentures that they hold on the November 2004 maturity dates of these securities. The Company's management continues to seek additional financing and will continue to renegotiate its debt with these creditors. It is uncertain as to whether the Company's management will be able to obtain additional financing or renegotiate its debt with these creditors.

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


 NOTE 3 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company provided wholesale services to a single customer who accounted for 18% and 20% of the overall revenue of the Company for the three and nine months ended July 31, 2004, respectively, and 24% of the Company's trade accounts receivable at July 31, 2004. The Company also provided wholesale services to another customer who accounted for 13% of the overall revenue of the Company for the nine months ended July 31, 2004.


 NOTE 4 - STOCK-BASED COMPENSATION

 In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"), the Company accounts for its stock-based employee compensation plans using the intrinsic valued method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the option exercise price. The Company did not record any stock-based compensation expense during the three and nine months ended July 31, 2004 and 2003.

 Had the Company determined compensation based on the fair value at the grant date for its stock options in accordance with SFAS 123, as amended by SFAS 148, net income (loss) and net income (loss) per share would have been as follows:

                                Three Months                Nine Months
                               Ended July 31,              Ended July 31,
                          ------------------------    ------------------------
                             2004          2003          2004          2003
                          ----------    ----------    ----------    ----------
 Net loss from continuing
 operations, as reported $  (488,273)  $  (397,855)  $  (989,821)  $(1,851,685)
 Deduct: Stock based
  employee compensation
  expense determined
  under fair value
  based method               (35,352)      (45,364)     (108,463)     (153,424)
                          ----------    ----------    ----------    ----------
 Pro forma net loss from
 continuing operations   $  (523,625)  $  (443,219)  $(1,098,284)  $(2,005,109)
                          ==========    ==========    ==========    ==========

 Net loss per share from
 continuing operations
  As reported
    Basic and diluted    $     (0.03)  $     (0.02)  $     (0.06)  $     (0.11)
                          ==========    ==========    ==========    ==========
  Proforma
    Basic and diluted    $     (0.03)  $     (0.03)  $     (0.07)  $     (0.13)
                          ==========    ==========    ==========    ==========

 The fair values under SFAS 123 for options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                          2004        2003
                                         ------      ------
        Expected life (years)               2           3
        Interest rate                       3%          4%
        Volatility                        100%        133%
        Dividend yield                      0%          0%


 NOTE 5 - DISCONTINUED OPERATIONS

 Rapid Link Telecommunications GMBH
 ----------------------------------
 In the fourth quarter of fiscal year 2003, the Company's German Subsidiary, Rapid Link Telecommunications GMBH ("Rapid Link Germany"), filed for insolvency. The net liability of approximately $2.3 million was included in the balance sheet and classified as Discontinued Operations at October 31, 2003. During the first quarter of fiscal year 2004, the Company determined that it no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Germany. Accordingly, the Company wrote off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the first quarter of fiscal year 2004.

 The following table presents selected unaudited financial information for Rapid Link Germany for the three and nine months ended July 31, 2003:

                   Three Months Ended   Nine Months Ended
                      July 31, 2003       July 31, 2003
                      -------------       -------------
         Revenue     $      884,057      $    3,404,169
         Net Loss    $     (949,482)     $   (1,519,558)

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

 The GCA-Note matured during December 2003 and, accordingly, since the GCA-Note remained unpaid as of January 2004, the Company exchanged the note for a convertible debenture. Upon the replacement of the GCA-Note with a convertible debenture, the Company recorded the debt discount of $104,000 and is amortizing this discount over the life of the new convertible debenture. During the three and nine months ended July 31, 2004, the Company recorded approximately $30,000 and $71,000, respectively, as interest expense relating to the amortization of the debt discount. In connection with the GCA-Note, the Company paid $35,000 as financing fees, which were capitalized and amortized over the original life of the GCA-Note. For the nine months ended July 31, 2004, the Company recorded approximately $13,000 as interest expense relating to these deferred financing fees. The Company also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. The Company recorded a debt discount of approximately $7,000, the fair value of the warrants, relating to the issuance of the warrants. For the nine months ended July 31, 2004, the Company recorded approximately $3,000 as interest expense relating to the warrants.

 During the three months ended July 31, 2004, a holder of one of our convertible debentures converted $10,000 of debt and $730 of accrued interest into approximately 82,000 shares of the Company's common stock.


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

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent the Company from providing "reorigination" services. The Company filed a cross motion for summary judgment of non-infringement. Both motions were denied. On August 22, 2003, the Company re-filed the motion for summary judgment for non-infringement. In response to this filing, during August 2004, the court narrowly defined the issue to relate to a certain reorigination technology which the Company believes it does not now, nor has it ever utilized to provide any of its telecommunications services. The Company intends to continue defending this case vigorously, and though its ultimate legal and financial liability with respect to such legal proceeding is therefore expected to be minimal, it cannot be estimated with any certainty at this time.

 The State of Texas ("State") performed a sales tax audit of the Company's former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that the Company did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. The Company's current and former managements filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions and the failure of the State to credit the Company's account for sales tax remittances. In correspondence from the State in June 2003, the State agreed to consider certain offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on this correspondence with the State, Management's estimate of the potential liability was originally recorded at $350,000 during the fiscal year ended October 31, 2003. Based on further correspondence with the State, this estimated liability was increased to $1.1 million during the first quarter of fiscal year 2004. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, it was classified separately during the first quarter of fiscal year 2004 in discontinued operations, and is included in the July 31, 2004 consolidated balance sheet in "Net current liabilities from discontinued operations". Management believes that Canmax properly remitted an appropriate amount of sales tax to Texas, and Management does not believe the State's position reflects the appropriate amount of tax remitted during the audit period mentioned above and will continue to pursue this issue with the State. The Company is also aggressively pursuing the collection of unpaid sales taxes from former customers of Canmax, though there can be no assurance that the Company will be successful with respect to such collections.

 On January 12, 2004, the Company filed a suit against Southland Corporation ("Southland") in the 162nd District Court in Dallas, Texas. The Company's suit claims a breach of contract on the part of Southland in failing to reimburse it for taxes paid to the State as well as related taxes for which the Company is currently being held responsible by the State. The Company's suit seeks reimbursement for the taxes paid and a determination by the court that Southland is responsible for paying the remaining tax liability to the State.

 On July 20, 2004, the Company filed a suit against Q Comm International, Inc. ("Q Comm") in Federal Court in the Central District of Utah. The Company's suit claims damages of $4 million plus attorney's fees and costs resulting from the breach of a purchase agreement on the part of Q Comm relating to the sale of the Company's internally constructed equipment for the prepaid telecommunications industry.


 NOTE 8 - GAIN ON SETTLEMENT OF LIABILITIES

 In connection with the acquisition of the assets and certain of the liabilities of Rapid Link, Incorporated ("Rapid Link") during the fourth quarter of the fiscal year ended October 31, 2001, the Company recorded certain liabilities, relating in part to cash receipts from former Rapid Link customers near the acquisition date, of $255,000, and continued to hold those liabilities pending a final settlement with the Rapid Link trustee. During the second quarter of fiscal year 2004, the Company agreed to pay $30,000 in full and final settlement to the trustee and has recorded the remaining $225,000 as Gain on Settlement of Liabilities during the second quarter of fiscal year 2004.


 NOTE 9 - RECLASSIFICATIONS

 Certain reclassifications were made to the 2003 consolidated financial statements to conform to current year presentation.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The following discussion and analysis of financial condition and results of operations covers the three- and nine-month periods ended July 31, 2004 and 2003 and should be read in conjunction with our financial statements and the notes thereto.

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

 General

 On November 2, 1999, we acquired (the "DTI Acquisition") substantially all of the business and assets of Dial Thru International Corporation, a California corporation, and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to "Dial Thru International Corporation." Our common stock currently trades on the OTC Bulletin Board under the symbol "DTIX." In the second quarter of fiscal 2000, we shifted focus toward our global Voice over Internet Protocol, or VoIP, strategy. This strategy allows us to form local partnerships with foreign postal, telephone and telegraph companies (entities that are responsible for providing telecommunications services in foreign markets and which are usually government owned or controlled) and to provide IP enabled services based on the in-country regulatory environment affecting telecommunications and data providers.

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

 RESULTS OF OPERATIONS

 The following table presents our operating results as a percentage of revenue for the three- and nine-month periods ended July 31, 2004 and 2003 as well as a comparison of the percentage change of our operating results from the three- and nine-month periods ended July 31, 2003 to the corresponding periods ended July 31, 2004:

                                                        % Change    % Change
                                                         Quarter Three Quarters
                                                          Ended       Ended
                                                        July 31,     July 31,
                                                         2003 to     2003 to
                                 % of         % of       Quarter Three Quarters
                               Revenue      Revenue       Ended       Ended
                               Quarter  Three Quarters  July 31,    July 31,
                                Ended        Ended        2004        2004
                              July 31,     July 31,     Increase    Increase
                             2004  2003   2004  2003   (Decrease)  (Decrease)
                             ----  ----   ----  ----   ----------  ----------
 REVENUES                    100%  100%   100%   100%     (32%)       (20%)

 COSTS AND EXPENSES
  Costs of revenues           76%   72%    77%   73%      (29%)       (16%)
  Sales and marketing          4%    4%     3%    4%      (39%)       (40%)
  General and administrative  27%   20%    23%   22%       (9%)       (15%)
  Depreciation and
    amortization               5%    8%     4%    9%      (57%)       (60%)
  Gain on settlement of
    liabilities                -     -     (2%)   -         -           -
                             ----  ----   ----  ----   ----------  ----------
  Total costs and expenses   111%  104%   105%  107%      (28%)       (22%)
                             ----  ----   ----  ----   ----------  ----------

  Operating loss             (11%)  (4%)   (5%)  (7%)      99%        (45%)

 OTHER INCOME (EXPENSE)
  Interest expense and
    financing costs           (3%)  (1%)   (3%)  (3%)      61%        (23%)
  Related party interest
    expense and financing
    costs                     (2%)  (4%)   (2%)  (4%)     (67%)       (65%)
  Foreign currency exchange
    gains (losses)             -     -      -      -       56%         94%
                             ----  ----   ----  ----   ----------  ----------
  Total other income
    (expense), net            (5%)  (5%)   (4%)  (7%)     (33%)       (48%)
                             ----  ----   ----  ----   ----------  ----------

 LOSS FROM CONTINUING
   OPERATIONS                (17%)  (9%)   (9%) (14%)      23%        (47%)

 INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS,
   net of income taxes of
   $0 for all periods          -   (22%)   14%  (14%)    (100%)       180%
                             ----  ----   ----  ----   ----------  ----------

 NET INCOME (LOSS)           (17%) (31%)    5%  (28%)     (64%)       114%
                             ====  ====   ====  ====   ==========  ==========


 RESULTS OF OPERATIONS - COMPARISON OF THE THREE- AND NINE-MONTH PERIODS ENDED JULY 31, 2004 AND 2003

 REVENUES

 For the three-month period ended July 31, 2004, 72% and 28% of our revenues were derived from our wholesale and retail customers, respectively, compared to 74% and 26%, respectively, for the three-month period ended July 31, 2003. Our wholesale revenues have decreased by 37% from the three-month period ended July 31, 2003 compared to the three-month period ended July 31, 2004, while our retail revenues have decreased by 32% over the comparable period.

 For the nine-month period ended July 31, 2004, 75% and 25% of our revenues were derived from our wholesale and retail customers, respectively, compared to 68% and 32%, respectively, for the nine-month period ended July 31, 2003. Our wholesale revenues have decreased by 13% from the nine-month period ended July 31, 2003 compared to the nine-month period ended July 31, 2004, while our retail revenues have decreased by 39% over the comparable period.

 The decrease in wholesale revenues for the three- and nine-month periods ended July 31, 2004 compared to the same periods in fiscal 2003 is attributable to a decrease in the number of termination opportunities available to us to offer our customers. Due to the competitive nature of the wholesale telecommunications business, our customers frequently request a reduction in the per minute termination rates that we offer them. At times, our suppliers are not able to offer us lower rates in order to maintain the minutes we are terminating to them. As a result, our wholesale revenues fluctuate depending on the number of termination opportunities available to us at any one time. We are working with new providers in an effort to recapture our lost revenue, though the results of these discussions are not presently known.

 The decrease in retail revenues for the three- and nine-month periods ended July 31, 2004 compared to the same periods in fiscal 2003 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets. The redeployment of troops into Iraq, where we have not historically provided long distance service, in March 2003, resulted in a decline in our retail sales to these military customers in other foreign markets. We currently offer services to these troops in Iraq on a limited basis, and anticipate increasing these services later in 2004. We are exploring opportunities to grow our retail business, utilizing our in-house sales group and our outside agents, through the introduction of new products and services, focusing our efforts principally on the sale of Internet phones that allow users to connect specialized Internet phones to their existing Dial-Up or DSL Internet connections.

 OPERATING EXPENSES

 Costs of Revenues: Our costs of revenues as a percentage of revenues have increased for each of the three- and nine-month periods ended July 31, 2004 compared to the corresponding periods ended July 31, 2003 due to a decline in our retail traffic (see "Revenues" directly above) which realizes higher margins than our wholesale traffic. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products.

 Sales and Marketing Expenses: A significant component of our revenue is generated by outside agents or through periodic newspaper advertising, which is managed by a small in-house sales and marketing organization.

 The reduction in our sales and marketing costs for the three- and nine-month periods ended July 31, 2004 compared to the corresponding periods ended July 31, 2003 is primarily due to lower agent commission costs which are paid as a percentage of our revenue, as well as a reduction in our advertising costs. During the three- and nine-month periods ended July 31, 2003, a significant portion of our advertising costs related to the introduction of new product lines. During the three- and nine-month periods ended July 31, 2004, we have focused our attention on increasing revenues through the efforts of our agents. We will continue to focus our sales and marketing efforts on periodic newspaper advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 General and Administrative Expenses: We have significantly reduced our general and administrative costs for the three- and nine-month periods ended July 31, 2004 compared to the corresponding periods ended July 31, 2003 through the elimination of personnel and personnel related costs. However, due to the overall decline in revenue and the fixed nature of our general and administrative expenses, as a percentage of revenue, our general and administrative expenses have increased. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support the current and anticipated future business.

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

 GAIN ON SETTLEMENT OF LIABILITIES

 In connection with the acquisition of the assets and certain of the liabilities of Rapid Link, Incorporated ("Rapid Link") during the fourth quarter of the fiscal year ended October 31, 2001, we recorded certain liabilities, relating in part to cash receipts from former Rapid Link customers near the acquisition date, of $255,000, and continued to hold those liabilities pending a final settlement with the Rapid Link trustee. During the second quarter of fiscal year 2004, we agreed to pay $30,000 to the trustee, and recorded the remaining $225,000 to gain on settlement of liabilities during the second quarter of fiscal year 2004.

 INTEREST EXPENSE AND FINANCING COSTS

 Interest expense and financing costs were due primarily to the amortization of deferred financing fees and debt discount on our convertible debentures, notes payable and notes payable to related parties. The decrease in interest expense and financing costs from the three- and nine-month periods ended July 31, 2003 to the three- and nine-month periods ended July 31, 2004 primarily relates to the reduction in such amortization due to our related party notes payable reaching their maturity date during the fourth quarter of fiscal year 2003 as well as the early repayment of one of our convertible debentures through the issuance of a note payable during the first quarter of fiscal year 2003. All unamortized debt discount associated with this convertible debenture was expensed at the time of repayment. A further explanation of these changes can be found in the Liquidity and Capital Resources section.

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS

 Income (loss) from discontinued operations for the nine-month period ended July 31, 2004 relates to an increase in the Company's estimated sales tax liability of $750,000, offset by the write-off of the remaining net liability of our German subsidiary, Rapid Link Telecommunications GMBH, totaling $2,250,000. Income (loss) from discontinued operations for the three- and nine-month periods ended July 31, 2003 relates to the losses of Rapid Link Telecommunications GMBH, in the amounts of $949,000 and $1,520,000, respectively, and an original estimate of the Company's sales tax liability of $350,000 during the nine-month period ended July 31, 2003.

 In the fourth quarter of fiscal 2003, Rapid Link Telecommunications GMBH filed for insolvency. The net liability associated with the disposal of the assets and liabilities of Rapid Link Telecommunications GMBH of approximately $2.3 million was included in the balance sheet and classified as Discontinued Operations. During the first quarter of fiscal year 2004, we determined that we no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Telecommunications GMBH. Accordingly, we wrote off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the first quarter of fiscal year 2004.

 During the first quarter of fiscal year 2004, we determined based on final written communications with the State of Texas that the liability for sales taxes (including penalties and interest) totaled $1.1 million. We had previously accrued an estimated settlement amount of $350,000. Accordingly, we accrued an additional $750,000. The sales tax amount due is attributable to audit findings of our former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after we changed our business model from a focus on domestic prepaid phone cards to international wholesale and retail business. The State of Texas determined that we did not properly remit sales tax on certain transactions. Management believes that the amount due has not been properly assessed and will continue to pursue a lesser settlement amount, though we cannot assure you that this matter will be resolved in the Company's favor. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, this amount was classified during the first quarter of fiscal year 2004 as Discontinued Operations. (See Note 7 to the Consolidated Financial Statements.)

 LIQUIDITY AND CAPITAL RESOURCES

 The growth model for our business provides for a rapid expansion of our network infrastructure through the addition of new VoIP hardware, which can be purchased and entered into service in a matter of days. This allows us to add customers and additional points of termination on an as-needed basis, avoiding significant network build out well in advance of anticipated growth; however, the rate of growth is dependent on the availability of future financing for capital resources. Presently, our continuing losses from operations do not allow for us to finance these expansion efforts. Thus, our funding of additional infrastructure development must be provided externally through debt and/or equity offerings. We plan to obtain vendor financing for any equipment needs associated with expansion. We believe that, with sufficient capital, we can significantly accelerate our growth plan. Our failure to obtain additional financing could delay the implementation of our business plan and have a material adverse effect on our business, financial condition and operating results. Further, we have been advised by two of our creditors that they may seek to collect the full $2.3 million principal balance of our note and debentures that they hold on the November 2004 maturity dates of these securities. Management continues to seek additional financing and will continue to renegotiate its debt with these creditors. It is uncertain as to whether management will be able to obtain additional financing or renegotiate its debt with these creditors.

 At July 31, 2004, we had cash and cash equivalents of $503,000, a decrease of $3,000 from the balance at October 31, 2003. We had significant working capital deficits at both July 31, 2004 and 2003.

 Net cash provided by operating activities of continuing operations was $166,000 for the nine-month period ended July 31, 2004, compared to net cash used in operating activities of continuing operations of $267,000 for the nine-month period ended July 31, 2003. The net cash provided by operating activities of continuing operations for the nine-month period ended July 31, 2004 was primarily due to a net loss of $990,000 adjusted for: non-cash interest expense of $125,000; depreciation and amortization of $462,000; net changes in operating assets and liabilities of $774,000; offset by gain on settlement of liabilities of $225,000. For the nine-month period ended July 31, 2003, the net cash used in operating activities of continuing operations of $267,000 was primarily due to a net loss of $1,852,000 adjusted for: non-cash interest expense of $543,000; depreciation and amortization of $1,169,000; and net changes in operating assets and liabilities of ($165,000).

 During the nine-month period ended July 31, 2004, net cash used in investing activities of continuing operations was $134,000, compared to $136,000 for the nine-month period ended July 31, 2003. This is due to capital expenditures for both periods.

 Net cash used in financing activities of continuing operations for the nine-month period ended July 31, 2004, totaled $34,000, compared to net cash provided by financing activities of continuing operations of $1,163,000 for the nine-month period ended July 31, 2003. For the nine-month period ended July 31, 2004, net cash used in financing activities from continuing operations is due to payments on capital leases. For the nine-month period ended July 31, 2003, the components of net cash provided by financing activities of continuing operations included $1,800,000 in proceeds from the issuances of notes payable; offset by $112,000 in payments on capital leases; $82,000 of deferred financing fees; and $443,000 in payments on convertible debentures.

 We are subject to various risks in connection with the operation of our business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent us from competing successfully in the marketplace, (vi) our lack of liquidity, and (vii) our ability to raise additional capital. We have an accumulated deficit of approximately $46.7 million as of July 31, 2004, as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment which may not be available to us.

 Although we have been able to arrange the debt facilities and equity financing described below to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of July 31, 2004, we had $4.6 million of notes payable and convertible debentures which have matured or mature within the next year as well as a significant amount of trade payables and accrued liabilities which are past due. We will continue to explore external financing opportunities and renegotiation of our short-term debt with our current financing partners in order to extend the terms or retire these obligations. Approximately 51% of the short-term debt is due to our senior management. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. Failure to obtain sufficient capital will materially affect our Company's operations and financial condition. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the nine months ended July 31, 2004, were $134,000 and we do not anticipate significant spending for the remainder of fiscal 2004.

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

 In July 2003, we executed a note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's terms are the same as those of the Second Debenture and also matures on November 8, 2004. We also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008.

 Risk Factors

 Our cash flow may not be sufficient to satisfy our cost of operations

 For the nine-month period ended July 31, 2004, we recorded a net profit of $500,000, which included discontinued operations non-cash income of $1.5 million, and for the years ended October 31, 2003 and 2002, we recorded net losses of approximately $6.6 million and $4.7 million, respectively, on revenues of approximately $10.6 million, $17.7 million and $18.4 million, respectively. As a result, we currently have a significant working capital deficit. In addition, we have a significant amount of trade payables and accrued liabilities, of which approximately 34% is past due. To be able to service our debt obligations over the course of the 2004 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise to obtain funds necessary to make required payments on our trade debt and other indebtedness, we may not be able to continue our operations.

 Our independent auditors have included a going concern modification in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2003, which states that "The Company has suffered recurring losses and has used significant cash flows in operations during each of the last three fiscal years. Additionally, at October 31, 2003, the Company's current liabilities exceeded its current assets by $9.9 million and the Company has a shareholders' deficit totaling $8.1 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern."

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

 We derive significant revenue from two customers

 We provided wholesale services to a single customer who accounted for 18% and 20% of our overall revenue for the three and nine months ended July 31, 2004, respectively. We also provided wholesale services to another customer who accounted for 13% of our overall revenue for the nine months ended July 31, 2004. The loss of either of these customers could have an adverse effect on our financial position.

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

 Our common stock price may fluctuate substantially and our stockholders' investment could suffer a decline in value.

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

 Our OTC Bulletin Board listing negatively affects the liquidity of our common stock

 Our common stock currently trades on the OTC Bulletin Board. Therefore, no assurances can be given that a liquid trading market will exist at the time any stockholder desires to dispose of any shares of the our common stock. In addition, our common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000, or $300,000 together with a spouse). For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected. The
 Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


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

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent us from providing "reorigination" services. We filed a cross motion for summary judgment of non-infringement. Both motions were denied. On August 22, 2003, we re-filed the motion for summary judgment for non-infringement. In response to this filing, during August 2004, the court narrowly defined the issue to relate to a certain reorigination technology which we believe we do not now, nor have ever utilized to provide any of our telecommunications services. We intend to continue defending this case vigorously, and though our ultimate legal and financial liability with respect to such legal proceeding is therefore expected to be minimal, it cannot be estimated with any certainty at this time.

 The State of Texas ("State") performed a sales tax audit of our former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that we did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. Our current and former managements filed exceptions, through our outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions and the failure of the State to credit our account for sales tax remittances. In correspondence from the State in June 2003, the State agreed to consider certain offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on this correspondence with the State, our estimate of the potential liability was originally recorded at $350,000 during the fiscal year ended October 31, 2003. Based on further correspondence with the State, this estimated liability was increased to $1.1 million during the first quarter offiscal year 2004. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, it was classified separately during the first quarter of fiscal year 2004 in discontinued operations, and is included in the July 31, 2004 consolidated balance sheet in "Net current liabilities from discontinued operations". We believe that Canmax properly remitted an appropriate amount of sales tax to Texas, and we do not believe that the State's position reflects the appropriate amount of tax remitted during the audit period mentioned above and will continue to pursue this issue with the State. We are also aggressively pursuing the collection of unpaid sales taxes from former customers of Canmax, though there can be no assurance that we will be successful with respect to such collections.

 On January 12, 2004, we filed a suit against Southland Corporation ("Southland") in the 162nd District Court in Dallas, Texas. Our suit claims a breach of contract on the part of Southland in failing to reimburse us for taxes paid to the State as well as related taxes for which we are currently being held responsible by the State. Our suit seeks reimbursement for the taxes paid and a determination by the court that Southland is responsible for paying the remaining tax liability to the State.

 On July 20, 2004, we filed a suit against Q Comm International, Inc. ("Q Comm") in Federal Court in the Central District of Utah. Our suit claims damages of $4 million plus attorney's fees and costs resulting from the breach of a purchase agreement on the part of Q Comm relating to the sale of our internally constructed equipment for the prepaid telecommunications industry.

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

 Dated September 14, 2004