Form 10-K
period 2004-10-31
DIAL THRU INTERNATIONAL CORP
filed 2005-01-31
CIK 913659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC. 20549

                                  FORM 10-K
 (mark one)
   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 2004

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [ X]

 The aggregate market value of shares of common stock held by non-affiliates of the registrant as of April 30, 2004 was approximately $2,450,375 based on the average bid and ask price of a share of common stock as quoted on the OTC Bulletin Board of $0.17.


 As of January 24, 2005, 23,034,151 shares of common stock of the registrant were outstanding.

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


                                    PART I

 Item 1.  Business.

 Our Company

 Throughout this Annual Report, the term "we", "Dial Thru" and the "Company" refer to Dial Thru International Corporation, a Delaware corporation formerly known as ARDIS Telecom & Technologies, Inc., successor by merger to Canmax Inc., and its subsidiaries. The Company was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7, 1992, we renounced our original province of incorporation and elected to continue our domicile under the laws of the State of Wyoming, and on November 30, 1994 our name was changed to "Canmax Inc." On February 1, 1999, we reincorporated under the laws of the State of Delaware under the name "ARDIS Telecom & Technologies, Inc." On November 2, 1999, we acquired substantially all of the business and assets of Dial Thru International
 Corporation, a California corporation (the "DTI Acquisition"), and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to "Dial Thru International Corporation." Our common stock currently trades on the OTC Bulletin Board under the symbol "DTIX."

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

 Our principal executive offices are located at 17383 Sunset Boulevard, Suite 350, Los Angeles, California 90272, our telephone number is (310) 566-1700 and our website address is www.dialthru.com.

 Recent Developments

 On July 24, 2003 we entered into an agreement with GCA Strategic Investment Fund Limited that provided us with a loan of $550,000, which has been used for the Company's ongoing working capital needs. In January 2004, as per the terms of the agreement, this loan became a convertible debenture with a maturity date of November 8, 2004. Currently, this debenture has matured and is due on demand. This debenture continues to accrue interest at the stated rate.

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

 Mr. Jenkins continued the merger of operations of the two businesses and increased our emphasis on the international wholesale and retail business segment while reducing our focus on the prepaid domestic market. We now operate as a facilities-based global Internet protocol ("IP") communications company providing connectivity to international markets experiencing significant demand for IP enabled services. We provide a variety of international telecommunications services, including the transmission of voice and data traffic and the provision of Web-based and other communications services, which are targeted to small and medium sized enterprises ("SMEs"), wholesale carriers providing international and domestic long distance traffic and consumers. We utilize VoIP packetized voice technology (and other compression techniques) to improve both costs and efficiencies of telecommunication transmissions, and are developing a private VoIP telephony network. We utilize digital fiber optic cable, international satellites and the Internet to transport our communications.

 During the fourth quarter of fiscal 2001, we acquired the assets and certain of the liabilities of Rapid Link, Incorporated ("Rapid Link"), a provider of integrated data and voice communications services to both wholesale and retail customers around the world. Rapid Link's global VoIP network reaches thousands of retail customers, primarily in Europe and Asia. This acquisition has significantly enhanced our product lines, particularly our Dial Thru and Re-origination services, Global Roaming products, and wholesale termination. Furthermore, the acquisition has allowed us to roll out services to additional international markets and more rapidly expand our VoIP strategy due to the engineering and operational expertise acquired in the transaction.

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

 By utilizing VoIP over the public Internet, we avoid the high network cost associated with private line connections to each international destination, which would require us to lease a dedicated line for a set period of time at a set rental rate and to "fill" idle network capacity with traffic in order to offset the high fixed costs of such a private line. The primary focus of our business is to sell a bundled solution of communication services, such as international dial thru, re-origination and fax over the Internet to SMEs worldwide. We also sell telecommunications services for both the foreign and domestic termination of international long distance traffic into the wholesale market. Our primary objective in selling into the wholesale market is to take advantage of below market international rates that arise from time to time while we are developing revenue from our retail marketing operations. We expanded the offering of our wholesale services beginning in the 2002 fiscal year and believe that additional market opportunities for select wholesale routes will be available to us in our current fiscal year. In some markets, where the price advantages and capacity limitations do not provide for significant retail opportunities, we sell only wholesale terminations.

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

 We primarily focus on markets where competition is not keen. These markets include regions where the deregulation of telecommunications services has not been completed and smaller markets that have not attracted large multi-national providers. South Africa, Asia, and parts of South America offer the greatest abundance of these target markets.

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

 VoIP Retail

 We offer several VoIP programs to the business office, the business professional that may have a home office and the consumer. We provide a full array of VoIP communication services by connecting a VoIP gateway from a single line to up to a total of 120 lines in one office. We will shortly introduce a VoIP-based executive phone that plugs into the USB port of a lap top or desk top computer. We call this product our "Executel" and it allows a business executive to connect his or her computer to any hotel or other internet connection, while he or she is traveling and provides the same discounted calling plans and connectivity he or she receives from us at his or her home office. In addition, telephone numbers follow the executives wherever they go, so no matter where they travel, their customers can always get a hold of them. In addition to our "Executel", we are introducing our
 "Rapid Link" product, which is a two line router that plugs into any internet connection in a customer's home or office. This allows the user to have both a business line and a fax line for the same low price. All of our products run on a centrally managed and hosted telephony solution that supports local, long distance and international calling.

 Our VoIP products use Session Initiation Protocol, or SIP, signaling, which empowers edge devices, such as multimedia terminal adapters, to establish and manage voice calls on all types of internet systems. Our systems provide an end user with a local phone number for inbound calling and comes with a full set of features and functionality, including call waiting, caller ID, three-way conference calling, and "follow me" features. Additional features include web-based tools allowing subscribers to manage their telephony features online, manage their accounts, and check their voice mail. This allows the operator to provision accounts, provide customer support, and create a unified bill for high-speed data, telecommunications and other services or organize their bill in any format to accommodate cost controls for their business accounting.

 While we are optimistic that our VoIP-based retail products will provide us with meaningful growth opportunities in our current fiscal year, we have yet to derive material revenues from any of these products. The continuing viability of our business and operations is dependant on our ability to exploit this retail opportunity and we can give you no assurances that we will be successful.

 Suppliers

 Our   principal   suppliers   consist   of   domestic   and    international
 telecommunications carriers. Relationships currently exist with a number of reliable carriers. Due to the highly competitive nature of the telecommunications business, we believe that the loss of any carrier would not have a long-term material impact on our business.

 Customers

 We focus our retail sales and marketing efforts toward SMEs, particularly those located in foreign markets where telecommunications deregulation has not taken place or is currently underway, residential customers in those same markets and in the United States, and wholesale customers located both domestically and internationally. We rely heavily on the use of commissioned agents to generate retail sales in the foreign markets. By doing so, we believe that we establish a wide base of customers with little vulnerability based on lack of customer loyalty. Our wholesale customers are primarily large public telecommunications customers in the United States, and medium to large foreign Postal, Telephone and Telegraph companies, which are those entities responsible for providing telecommunications services in foreign markets and are usually government owned or controlled. During the year ended October 31, 2004, we provided wholesale services to a customer who accounted for 17% of our revenues and to another customer who accounted for 13% of our revenues. We believe the loss of any individual customer would not materially impact our business.

 Competition

 The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. Other providers currently offer one or more of each of the services offered by us. Telecommunications service companies compete for consumers based on price, with the dominant providers conducting extensive advertising campaigns to capture market share. As a service provider in the long distance telecommunications industry, we compete with such dominant providers as AT&T Corp., MCI, Sprint Corporation and Qwest Communications International, all of which are substantially larger than us and have the resources, history and customer bases to dominate virtually every segment of the telecommunications market.

 A substantial majority of the telecommunications traffic around the world is carried by dominant carriers in each market. These carriers, such as British Telecom and Deutsche Telekom, have started to deploy packet-switch networks for voice and fax traffic. In addition, other industry leaders, such as AT&T, MCI, Sprint and Qwest Communications International, as well as large cable companies, have begun to offer Internet telephony services both in the United States and internationally. These and other competitors will be able to bundle services and products that are not offered by us, together with Internet telephony services, to gain a competitive advantage over us in the marketing and distribution of products and services

 We also compete with other smaller carriers including IDT Corp., deltathree.com, Primus Telecommunications Group, Inc., Net2Phone Inc., 8x8 Inc., and private companies such as Vonage. Additionally, a number of non-traditional competitors have been attracted to the market, including internet-based service providers. We also believe that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers especially in the area of VoIP.

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

 Internet Telephone Service Providers

 During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. iBasis, Teleglobe International Holdings and the wholesale divisions of Net2Phone and deltathree.com route traffic to destinations worldwide and compete directly with us. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. These companies offer the kinds of voice services we intend to offer in the future. In addition, companies currently in related markets have begun to provide VoIP services or adapt their products to enable voice over the Internet services. It is likely that these companies will migrate into the Internet telephony market as direct competitors.

 Regulation of Internet Telephony and the Internet

 The use of the Internet and private IP networks to provide voice communications services is a relatively recent market development. 2004 marked a turning point for IP voice communications, popularly called Voice over IP ("VoIP"), as a large number of established players in the traditional voice business, such as AT&T, Verizon, SBC Communications, and others announced their plans for offering VoIP services. Although the provision of such services is currently permitted by United States law and remains largely unregulated within the United States, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial conditions, operating results and future prospects, particularly if increased numbers of governments impose regulations restricting the use and sale of IP telephony services.

 United States. In an April 10, 1998 Report to Congress, the Federal Communications Commission ("FCC") declined to conclude that IP telephony services constitute telecommunications services and instead indicated that it would undertake a subsequent examination of the question whether certain forms of Internet telephony are "information" or "telecommunications" services. The FCC indicated that, in the future, it would consider the extent to which Internet telephony providers could be considered "telecommunications carriers" subject to the regulations governing traditional telephone companies, such as the imposition of access charges and Universal Service Fund ("USF") obligations.

 The future is upon us and, in 2004, the FCC issued a handful of decisions addressing the regulatory treatment of specific VoIP services. The FCC also initiated a broad rulemaking proceeding aimed at developing policies and rules regarding the regulatory treatment of all IP-enabled services. In addition, the FCC made progress on several other proceedings that may impact the costs and regulatory requirements associated with providing our communications services, including our IP-based services. These proceedings include universal service and intercarrier compensation reform, expansion of the Communications Assistance for Law Enforcement Act ("CALEA") to IP services, and a handful of pending Declaratory Ruling filings pertaining to several issues affecting IP communications services.

 On February 12, 2004, the FCC adopted an Order addressing Pulver.com's Petition for Declaratory Ruling regarding the classification of its Free World Dialup ("FWD"). FWD is a free, PC-to-PC VoIP service and the FCC concluded that the service does not constitute "telecommunications" as defined by the Telecommunications Act of 1996 ("1996 Act") and therefore would remain an unregulated information service.

 On April 21, 2004, the FCC reached a contrasting conclusion in regard to AT&T's Petition for a Declaratory Ruling that access charges do not apply to its phone-to-phone VoIP service in which calls originate and terminate on circuit switched Public Switched Telephone Network ("PSTN") facilities, but are routed on the Internet backbone. The FCC rejected AT&T's request and ruled that the service at issue is a "telecommunications service" upon which interstate access charges may be assessed and to which USF obligations apply.

 Because our communications services do not share the same characteristics as either Pulver's FWD service or AT&T's phone-to-phone VoIP service, we do not believe our company and its ability to continue providing its communications services are directly affected by either of these decisions in a material way.

 On November 9,  2004, the  FCC declared that  a type  of Internet  telephony service offered by Vonage Holdings Corp., called DigitalVoice, is not subject to traditional state public utility regulation. The FCC also concluded that other types of IP-enabled services, such as those offered by cable companies, that have basic characteristics similar to DigitalVoice, would also not be subject to traditional state regulation. The Vonage decision makes it clear that the FCC, not state commissions, has the responsibility and obligation to decide whether certain regulations apply to IP-enabled services. The Vonage decision also makes clear that the FCC has the power to preempt state regulations that thwart or impede federal authority over interstate communications. Some states, including California and Ohio, recently appealed the FCC's Vonage decision. These and other states seek a continuing role in the regulation of IP-based communications services.

 It is too early to determine whether the FCC's Vonage decision will benefit our company. If the Vonage decision is overturned, however, state governments and their regulatory authorities may assert jurisdiction over the provision of intra-state IP communications services where they believe that their telecommunications regulations are broad enough to cover regulation of IP services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of Internet telephony services. While a majority of state commissions have not imposed traditional telecommunications regulatory requirements on IP telephony at this time, some states have issued rulings that may be interpreted differently. If the states require these VoIP providers to register as telecommunications providers, other VoIP providers may be targeted and subjected to significant additional fees and charges.

 Ultimately, while the FCC made progress towards clarifying the role regulation will play in the future of advanced communications networks and services in 2004, the key rulings, decisions, and regulations are likely to occur in 2005 and beyond.

 Of particular importance are FCC proceedings related to IP-Enabled Services, USF reform, intercarrier compensation reform and CALEA. We cannot speculate as to the outcome of any of these on-going proceedings and therefore cannot predict the impact FCC decisions may have on our business.

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

 In July 2003, a package of European Union ("EU") Directives on Communications became effective and significantly altered the regulatory regime applicable to communications services in the EU. Unlike the U.S. system of individualized licenses, the EU adopted an approach that would permit providers to avoid registration or licensing requirements in most circumstances if the provider simply complied with specific conditions. This regulatory regime extends to all providers of electronic communications networks and electronic communications services. In essence, rather than require licensing, the EU provided a "rulebook" with which providers of electronic communications networks and services must comply.

 Under this "self-policing" system, each national regulatory authority has the power to set the various general and specific conditions, but the types and scope of such conditions are strictly limited by the EU Directives.

 Adopting this general approach, the UK regulatory authority - the Office of Communications ("OFCOM") - established General Conditions applicable to providers of electronic communications networks and services. It also published certain informal guidelines for VoIP providers in the UK. The Informal Guidelines provided insight as to under what circumstances OFCOM would deem that a VoIP service would be treated as a Publicly Available Telephone Service ("PATS") and therefore subject to the additional obligations. Under these Guidelines a company is subject to PATS obligations:

   * If the VoIP provider markets its services as a substitute for traditional telephone service;
   * If the services appear to the customer to be a substitute for telephone service with which they would expect to access emergency services or directory assistance; or
   * The service provides the customer's sole means to access the traditional circuit switched telephone network.

 However, where a VoIP provider service is being offered as an "adjunct to a traditional telephone service" or as a "secondary service," it is likely not to be considered as a PATS. While the Informal Guidelines were non-binding and subject to change at any time, they provided important insight as to OFCOM's view of how VoIP should be treated in the UK.

 In early September 2004, both the European Commission ("EC") and OFCOM proceeded with consultations and declarations designed to clarify the regulatory obligations applicable to VoIP providers. The EC inquiry raised general questions concerning VoIP - similar to those being considered at the FCC in its IP-Enabled Services NPRM. OFCOM actually reached decisions on number portability and geographic and non-geographic number assignment available to VoIP providers. In this regard, OFCOM decided that it would permit the assignment of geographic telephone numbers directly to both PATS and non-PATS VoIP providers within the UK. In addition, the regulator authorized the allocation of numbers from a non-geographic specific area code - (056).

 While OFCOM's framework provides some exciting opportunities for VoIP providers offering services in the UK (such as the ability to receive direct number assignments and non-geographic area codes), the rules suggest that further rule revisions on number portability, "999" emergency services, and network reliability requirements will be forthcoming in 2005. In addition, because OFCOM's rules and other member state frameworks are subject to the outcome of the larger EU proceeding, it appears likely that providers of VoIP in Europe must wait until 2005 before a clearer regulatory framework emerges. Until this time, with the exception of the UK, the EU's January 5, 2001, decision to exclude VoIP from the definition of voice telephony appears controlling except where the services satisfy all four of the following conditions applicable to "voice telephony": (1) service is a commercial offering, (2) offered to the public, (3) provided to and from public switched network termination points and (4) involves real time speech of a quality and reliability level similar to PSTN.

 To date, the EC has not ruled that any particular type of VoIP service (such as computer-to-computer or phone-to-phone) satisfies all of these conditions. While the EC monitors and supervises the Member States of the EU subject to the principle of supremacy of EU law, the primary responsibility for implementing the provisions of specific EU legislation lies with regulatory authorities of the Member States. Accordingly, although the Member States are required to adhere to the EU laws, an individual country may decide that a particular VoIP service meets all of the conditions necessary to be regulated as traditional voice services, as the UK did in 2004. We cannot guarantee that other Member States will refrain from imposing additional regulations on our specific VoIP services.

 Other countries, including those in which the governments prohibit or limit competition for traditional voice telephony services, generally do not permit Internet telephony services or strictly limit the terms under which those services may be provided. Still other countries regulate Internet telephony services like traditional voice telephony services, requiring Internet telephony companies to make universal service contributions and pay other taxes. While some countries subject IP telephony providers to reduced regulations, others have moved towards liberalization of the IP communications sector and have lifted bans on provision of IP telecommunications services. We cannot predict how a regulatory or policy change of a particular country might affect the provision of our services. We believe that while increased regulations and restrictions could materially threaten our ability to provide services, the lifting of regulations in a country generally will enable use to expand our services and presence in that country.

 Regulation of the Internet. In addition to regulations addressing Internet telephony and broadband services, other regulatory issues relating to the Internet, in general, could affect our ability to provide our services. Congress has adopted legislation that regulates certain aspects of the
 Internet, including online content, user privacy, taxation, liability for third-party activities and jurisdiction. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business on the Internet generally. The potential effect, if any, of these initiatives on the development of our business remains uncertain.

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

 Sales and Marketing

 We market long distance telecommunications products and services from our office in Los Angeles, California. We also have a regional sales office located in Johannesburg, South Africa. Our revenues are primarily derived from direct sales to business and residential accounts, sales through commissioned agents and wholesale sales to other telecommunications
 providers.   We  plan  to expand  our  sales  effort to  both  domestic  and international business accounts, as well as add products and services targeted toward residential customers in both markets.

 We have substantial revenues in foreign markets. For the years ending October 31, 2004, 2003 and 2002, $2.9 million or 22%, $2.7 million or 15%, and $2.6 million or 14% of our total revenue from continuing operations for each year, respectively, originated from Western Europe, Africa and South East Asia.

 Intellectual Property

 We do not hold any patents or trademarks. Our products and services are available to other telecommunication companies.

 Employees

 As of January 24, 2005, we have 1 part-time and 37 full-time employees, 17 of which perform administrative and financial functions, 13 of which perform customer support duties and 8 of which have experience in telecommunications operations and/or sales. 12 current employees are located in Los Angeles, California and 26 employees operate in other offices worldwide. No employees are represented by a labor union, and we consider our employee relations to be good.

 Availability of Reports

 We file reports on a regular basis with the Securities and Exchange Commission, including, but not limited to Forms 8-K, 10-K, 10-Q and Schedule 14-A. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

 Risk Factors

 Our cash flow may not be sufficient to satisfy our cost of operations

 For the years ended October 31, 2004, 2003 and 2002, we recorded net losses from continuing operations of approximately $0.8 million, $5.1 million and $3.5 million, respectively, on revenues from continuing operations of approximately $13.4 million, $17.7 million and $18.4 million, respectively. As a result, we currently have a substantial working capital deficit. In addition, approximately 50% of our trade accounts payable and accrued liabilities are past due. To be able to service our debt obligations over the course of the 2005 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations.

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

 We face competition from numerous, mostly well-capitalized sources

 The market for our products and services is highly competitive. We face competition from multiple sources, virtually all of which have greater financial resources and a substantial presence in our markets and offer products or services similar to our services. Therefore, we may not be able to successfully compete in our markets, which could result in a failure to implement our business strategy, adversely affecting our ability to attract and retain new customers. In addition, competition within the industries in which we operate is characterized by, among other factors, price and the ability to offer enhanced services. Significant price competition would reduce the margins realized by us in our telecommunications operations. Many of our competitors have greater financial resources to devote to research, development and marketing, and may be able to respond more quickly to new or merging technologies and changes in customer requirements. If we are unable to provide value-added Internet products and services then we will be unable to compete in certain segments of the market, which could have an adverse impact on our business.

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

 New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of our products or services using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet. Newly existing laws may cover issues that include sales and other taxes, access charges, user privacy, pricing controls, characteristics and quality of products and services, consumer protection, contributions to the USF (an FCC-administered fund for the support of local telephone service in rural and high-cost areas), cross-border commerce, copyright, trademark and patent infringement, and other claims based on the nature and content of Internet materials.

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

 Our OTC Bulletin Board listing negatively affects the liquidity of our common stock

 Our common stock currently trades on the OTC Bulletin Board. Therefore, no assurances can be given that a liquid trading market will exist at the time any investor desires to dispose of any shares of our common stock. In addition, our common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000, or $300,000 together with a spouse). For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


 Item 2. Properties.

 We lease approximately 6,796 square feet in two locations in Los Angeles, California. Our principal executive office is located at 17383 Sunset Boulevard, Suite 350, in Los Angeles, California. Our operations and information systems are located in Los Angeles and New York, New York, where we lease 104 square feet under a month-to-month co-location agreement. We also have a sales and administrative office in Johannesburg, South Africa. We believe that our facilities are sufficient for the operation of our business for the foreseeable future. The expiration dates of the above-mentioned lease agreements are as follows:

 February 28, 2006   South Africa office
 July 12, 2006       Los Angeles - operations and information systems office
 April 30, 2007      Los Angeles - executive office


 Item 3. Legal Proceedings.

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

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent us from providing "reorigination" services. We filed a cross motion for summary judgment of non-infringement. Both motions were denied. On August 22, 2003, we re-filed the motion for summary judgment for non-infringement. In response to this filing, in August 2004, the court narrowly defined the issue to relate to a certain reorigination technology which we believe we do not now use and have not ever utilized to provide any of our telecommunications services. We intend to continue defending this case vigorously, and though our ultimate legal and financial liability with respect to such legal proceeding is therefore expected to be minimal, it cannot be estimated with any certainty at this time.

 The State of Texas ("Texas") performed a sales tax audit of our former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. Texas determined that we did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. Our current and former management filed exceptions, through our outside sales tax consultant, to Texas' audit findings, including the non-taxable nature of certain transactions and the failure of Texas to credit our account for sales tax remittances. In correspondence from Texas in June 2003, Texas agreed to consider offsetting remittances received by Canmax during the audit period. Texas has refused to consider other potential offsets. Based on this correspondence with Texas, our estimate of the potential liability was originally recorded at $350,000 during fiscal year 2003. Based on further correspondence with Texas, this estimated liability was increased to $1.1 million during the first quarter of fiscal year 2004. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, it was classified separately during the first quarter of fiscal year 2004 in discontinued operations, and is included in the October 31, 2004 consolidated balance sheet in "Net current liabilities from discontinued operations". We believe that Canmax properly remitted an appropriate amount of sales tax to Texas, and we do not believe that Texas' position reflects the appropriate amount of tax remitted during the audit period mentioned above and will continue to pursue this issue with Texas. Ultimately, there is a good possibility that we will be liable for all or a material portion of this amount. We are also aggressively pursuing the collection of unpaid sales taxes from former customers of Canmax, though there can be no assurance that we will be successful with respect to such collections.

 On January 12, 2004, we filed a suit against Southland Corporation ("Southland") in the 162nd District Court in Dallas Texas. Our suit claims a breach of agreement on the part of Southland in failing to reimburse us for taxes paid to Texas as well as related taxes for which we are currently being held responsible by Texas. Our suit seeks reimbursement for the taxes paid and a determination by the court that Southland is responsible to pay the remaining tax liability to Texas. We are discussing possible settlement options with Southland, but as of yet, no agreement has been reached.

 On July 20, 2004, we filed a suit against Q Comm International, Inc. ("Q Comm") in Federal Court in the Central District of Utah. Our suit claims damages of $4 million plus attorneys' fees and costs resulting from the breach of a purchase agreement by Q Comm relating to the sale of our internally constructed equipment for the prepaid telecommunications industry. Pursuant to the terms of the purchase agreement, we would deliver the source code of certain proprietary software in consideration for an aggregate purchase price of $4 million, of which $1 million was due at closing and the remainder was due over three years. Following execution of the agreement, we tendered the software source code to Q Comm. However, Q Comm failed to pay us the initial amount due under the agreement and made copies of the source code without our permission. We are currently preparing for trial, which has been set for the first two weeks of January 2006. We are confident that we will prevail.


 Item 4. Submission of Matters to a Vote of Security Holders.

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                   PART II

 Item 5.  Market  for  Registrant's Common  Equity  and  Related  Stockholder
 Matters.

 Market For Our Common Stock

 Our common stock, $0.001 par value, is quoted on the OTC Bulletin Board under the trading symbol "DTIX". Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or purpose for either cancellation or surrender or provisions for sinking or purchase funds.

 The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of our common stock as reported on the OTC Bulletin Board. The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.


                                           COMMON STOCK
                                          CLOSING PRICES
                                          --------------
                                          HIGH       LOW
                                         ------     -----
 FISCAL 2003
      First Quarter . . . . . .         $ 0.40     $ 0.12
      Second Quarter  . . . . .         $ 0.33     $ 0.11
      Third Quarter . . . . . .         $ 0.19     $ 0.10
      Fourth Quarter  . . . . .         $ 0.26     $ 0.10

 FISCAL 2004
      First Quarter . . . . . .         $ 0.25     $ 0.17
      Second Quarter  . . . . .         $ 0.23     $ 0.10
      Third Quarter . . . . . .         $ 0.18     $ 0.12
      Fourth Quarter  . . . . .         $ 0.16     $ 0.10


 The closing price for our common stock on January 24, 2005 as reported on the OTC Bulletin Board was $0.35.

 Dividends

 We have never declared or paid any cash dividends on our common stock and do not presently intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for reinvestment in our business.

 Holders of Record

 There were 486 stockholders of record as of January 24, 2005.

 Recent Sales of Unregistered Securities

 In September 2004, Mr. Jenkins, Mr. Sciarillo and Mr. Vierra, holders of 10% convertible notes, converted a total aggregate of $877,500 of their principal balances into, respectively, 6,250,000, 250,000 and 250,000 shares of our common stock. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for this non-public offering because the securities were sold to a limited number of purchasers with financial experience who had pre-existing relationships with us.


 Item 6.  Selected Financial Data.

                                                       FISCAL YEARS ENDED OCTOBER 31,
                                           -----------------------------------------------------
                                            2004        2003       2002        2001       2000
                                           -------     -------    -------     -------    -------
 CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA (1):
 Revenues                                 $ 13,381    $ 17,655   $ 18,409    $  6,642   $  8,591
 Cost of revenues                           10,045      13,129     11,540       4,668      9,971
 Operating expenses                          3,541       8,470      9,115       5,147      9,142
 Other income (expense)                       (589)     (1,125)    (1,279)        646       (665)
 Income (loss) from continuing operations     (794)     (5,069)    (3,525)     (2,527)   (11,187)
 Income (loss) from discontinued
   operations                                1,501      (1,553)    (1,159)       (157)         -
 Net income (loss)                             707      (6,622)    (4,684)     (2,684)   (11,187)

 Income (loss) from continuing operations
   per share (basic and diluted)          $  (0.05)   $  (0.31)  $  (0.25)   $  (0.23)  $  (1.31)
 Net income (loss) per share
   (basic and diluted)                    $   0.04    $  (0.41)  $  (0.34)   $  (0.25)  $  (1.31)

 CONSOLIDATED BALANCE SHEET DATA (1):
 Total assets
     Continuing operations                $  4,361    $  4,838   $  8,338    $ 11,255   $  6,102
     Discontinued operations                     -         242        742       1,389          -
 Working capital (deficiency)
     Continuing operations                  (8,159)     (7,134)    (6,774)     (6,626)    (4,829)
     Discontinued operations                 1,100      (2,843)    (2,030)          -          -
 Noncurrent obligations
     Continuing operations,
       net of discount                           -       1,716        892       1,967        119
     Discontinued operations                     -           -          -           -          -
 Shareholders' equity (deficit)             (6,523)     (8,222)    (1,975)      2,079        508

 --------------------
 (1) All numbers, other than per share numbers, are in thousands. The results of operations of our German subsidiary, Rapid Link Telecommunications, GmbH, has been presented in the  financial statements as discontinued  operations.
 Results of operations in prior years  have been restated to reclassify  this business as discontinued operations.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Fiscal Years Ended October 31, 2004, 2003 and 2002.

 This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects", "believe", "anticipates", "estimate", "plans", "expect", "intends", and similar words and expressions are intended to identify forward-looking statements. Although the Company believes that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors" located in PART I, Item
 1. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors which affect our business throughout this Report. The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2004, 2003 and 2002 and should be read in conjunction with our Financial Statements and the Notes thereto commencing at page F-1 hereof.

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

 On October 12, 2001, we completed the acquisition from Rapid Link of certain assets and executory contracts of Rapid Link, USA, Inc. and 100% of the common stock of Rapid Link Telecommunications, GmbH, a German company. Rapid Link provides integrated data and voice communications services to both wholesale and retail customers around the world. Rapid Link built a large residential retail customer base in Europe and Asia, using Rapid Link's network to make international calls anywhere in the world. Furthermore, Rapid Link developed a VoIP network using Clarent and Cisco technology which we have used to take advantage of wholesale opportunities where rapid deployment and time to market are critical. A majority of our revenue in our 2003 and 2002 fiscal years was derived from our Rapid Link acquisition.

 On November 19, 2002 we entered into an agreement with Global Capital Funding Group, L.P. that provided us with a two year loan of $1.25 million, with a maturity date of November 8, 2004. $443,000 of the proceeds from this financing were used to pay off the remaining balance of Dial Thru's April 2001 convertible debenture with Global Capital while the remaining $807,000 has been used for our Company's ongoing working capital needs. Currently, this loan has matured and is due on demand. This loan continues to accrue interest at the stated rate.

 On July 24, 2003 we entered into an agreement with GCA Strategic Investment Fund Limited that provided us with a 152-day loan of $550,000. On January 2, 2004, per the terms of this loan agreement, this loan became a convertible debenture with a maturity date of November 8, 2004. The loan proceeds have been used for our Company's ongoing working capital needs. Currently, this debenture has matured and is due on demand. This debenture continues to accrue interest at the stated rate.

 On August 1, 2003, our German Subsidiary, Rapid Link Telecommunications GmbH received approval for its insolvency filing and was turned over to a trustee who is responsible for liquidating the operation. We have determined that we no longer control the operations of this subsidiary and that our parent entity has no legal obligation to pay the liabilities of Rapid Link Telecommunications, GmbH.

 The telecommunications industry continues to evolve towards an increased emphasis on IP related products and services. We have focused our business towards these types of products and services for the last couple of years. Furthermore, we believe the use of the Internet to provide IP related telephony services to the end user customer, either as a stand alone solution or bundled with other IP products, will continue to impact the industry as large companies like Time Warner and AT&T look to capitalize on their existing cable infrastructures, and smaller companies look to provide innovative solutions to attract commercial and residential users to their product offerings.

 We will focus on the growth of our VoIP business by adding new products and services that we can offer to end user customers. We are also exploring opportunities to provide current customers, and attract new customers, through the sale of specialized Internet phones to allow customers to connect their phones to their existing Dial-Up or DSL Internet connections. These Internet phones will allow the user to originate phone calls over the Internet, thereby bypassing the normal costs associated with originating phone calls over existing land lines. By avoiding these costs, we are able to offer lower priced services to these customers, which we believe will allow us to attract additional users. We also believe there will be considerable demand for this type of product in certain foreign markets, where end users pay a significant premium to their local phone companies to make long distance phone calls. While we expect the growth in our customers and suppliers and the introduction of innovative product offerings to retail users, specifically Internet phones, to have a positive impact on our revenues and earnings, we cannot predict when this will happen, or be certain that it will happen at all. The revenue and costs associated with the Internet phone product offerings will depend on the number of customers and contracts we obtain. In many ways, our ability to maintain operations in the foreseeable future will be dictated by our ability to quickly deploy VoIP products into selected markets and to realize high quality revenues from these products and related telecommunications sources. Any delay in our expansion of VoIP products and services will adversely affect our financial condition and cash flow and could ultimately cause us to greatly reduce or even cease operations.

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

 Goodwill

 Effective November 1, 2001, we adopted SFAS No, 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under SFAS 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS 142, an annual impairment test of goodwill was performed by an independent valuation firm in the fourth quarters of fiscal years 2004 and 2003. The valuation process appraised our assets and liabilities using a combination of present value and multiple of earnings valuation techniques. The results of both impairment tests indicated goodwill was not impaired.

 Financing,  Warrants   and  Amortization   of   Warrants  and   Fair   Value
 Determination

 We have traditionally financed our operations through the issuance of debt instruments that are convertible into our common stock, at conversion rates at or below the fair market value of our common stock at the time of conversion, and typically include the issuance of warrants. We have recorded debt discounts in connection with these financing transactions in accordance with Emerging Issues Task Force Nos. 98-5 and 00-27. Accordingly, we recognize the beneficial conversion feature imbedded in the financings and the fair value of the related warrants on the balance sheet as debt discount. The debt discount is amortized over the life of the respective debt instrument.

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


 Results of Operations

 Our operating results for the last three fiscal years are as follows:

                                                        % of        % Change                   % of       % Change
                                         Year Ended Revenue 2004  2003 to 2004   Year Ended Revenue 2003  2002 to 2003  Year Ended
                                           Oct 31     Increase      Increase       Oct 31     Increase     Increase       Oct 31
                                            2004       (Decr)        (Decr)         2003       (Decr)       (Decr)          2002
                                         -----------  --------    ------------  ------------  --------    ------------  -----------
 REVENUES                               $ 13,380,510     100%         (24%)     $ 17,654,794    100%          (4%)     $ 18,408,649

 COSTS AND EXPENSES
  Costs of revenues                       10,045,063      75%         (23%)       13,128,924     74%          14%        11,539,562
  Sales and marketing                        400,559       3%         (43%)          700,404      4%         (21%)          885,661
  General and administrative               2,990,630      22%         (22%)        3,812,639     22%         (34%)        5,760,179
  Impairment charge related to write
    down of advertising credits                    -       -         (100%)        2,376,678     13%           -                  -
  Impairment charge related to write
    down of assets held for resale                 -       -            -                  -      -         (100%)          320,307
  Gain (loss) on disposal of                       -       -         (100%)          241,935      1%       (2772%)           (9,053)
    equipment
  Gain on settlement of liabilities         (466,000)     (3%)          -                  -      -            -                  -
  Depreciation and amortization              615,883       5%         (54%)        1,338,351      8%         (38%)        2,158,135
                                         -----------  --------    ------------  ------------  --------    ------------  -----------
  Total costs and expenses                13,586,135     102%         (37%)       21,598,931    122%           5%        20,654,791
                                         -----------  --------    ------------  ------------  --------    ------------  -----------
  Operating loss                            (205,625)     (2%)        (95%)       (3,944,137)   (22%)         76%        (2,246,142)

 OTHER INCOME (EXPENSE)
  Interest expense and financing costs      (613,511)     (5%)        (46%)       (1,131,806)    (6%)         (9%)       (1,247,488)
  Foreign exchange                            24,919       -          251%             7,097      -         (122%)          (31,976)
                                         -----------  --------    ------------  ------------  --------    ------------  -----------
  Total other expense, net                  (588,592)     (4%)        (48%)       (1,124,709)    (6%)        (12%)       (1,279,464)

                                         -----------  --------    ------------  ------------  --------    ------------  -----------
 LOSS FROM CONTINUING OPERATIONS            (794,217)     (6%)        (84%)       (5,068,846)   (29%)         44%        (3,525,606)

 INCOME (LOSS) FROM DISCONTINUED           1,501,147      11%        (197%)       (1,553,465)    (9%)         34%        (1,158,574)
   OPERATIONS
                                         -----------  --------    ------------  ------------  --------    ------------  -----------
 NET INCOME (LOSS)                      $    706,930       5%        (111%)     $ (6,622,311)   (38%)         41%      $ (4,684,180)
                                         ===========  ========    ============  ============  ========    ============  ===========

 INCOME (LOSS) PER SHARE:
   Basic and diluted income (loss)
     per share
   Continuing operations                $     (0.05)                            $     (0.31)                           $      (0.25)
   Discontinued operations                     0.09                                   (0.10)                                  (0.09)
                                         ----------                              ----------                             -----------
                                        $      0.04                             $     (0.41)                           $      (0.34)
                                         ==========                              ==========                             ===========


 Results of Operations-2004 Versus 2003

 Operating Revenues

 Our revenues decreased from $17.7 million for the fiscal year ended October 31, 2003 to $13.4 million for the fiscal year ended October 31, 2004, a 24% decline. Wholesale and retail revenues decreased by 20% and 33%, respectively, period to period.

 The decrease in wholesale revenues for the fiscal year ended October 31, 2004 is attributable to a decrease in the number of termination opportunities available to us to offer our customers. Due to the competitive nature of the wholesale telecommunications business, our customers frequently request a reduction in the per minute termination rates that we offer them. At times, our suppliers are not able to offer us lower rates in order to maintain the minutes we are terminating to them. As a result, our wholesale revenues fluctuate depending on the number of termination opportunities available to us at any one time. We are working with new providers in an effort to recapture our lost revenue, though the results of these discussions are not presently known. If we are unable to attract and retain new wholesale customers, our wholesale revenues will continue to erode.

 The decrease in retail revenues for the fiscal year ended October 31, 2004 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets.
 The March 2003 redeployment of troops into Iraq, where we have not historically provided long distance service, resulted in a decline in our retail sales to these military customers who were previously stationed in foreign markets that we serviced. We currently offer services to U.S. troops in Iraq on a limited basis and hope to increase these services during fiscal year 2005. We are exploring opportunities to grow our retail business, utilizing our in-house sales group and our outside agents, through the introduction of new products and services, focusing our efforts principally on the sale of Internet phones that allow users to connect specialized Internet phones to their existing Dial-Up or DSL Internet connections. If we are unable to stabilize our retail revenues from the U.S. military and grow our retail revenues from VoIP-based products, this category of revenue will also continue to decline.

 Costs of Revenues

 Our costs of revenues as a percentage of revenues has increased by one percent due to a decline in our retail traffic (see "Revenues" directly above) which realizes higher margins than our wholesale traffic. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products

 Sales and Marketing Expenses

 A significant component of our revenue is generated by outside agents or through periodic newspaper advertising, which is managed by a small in-house sales and marketing organization. The reduction in our sales and marketing costs is primarily due to lower agent commission costs which are paid as a percentage of our revenue, as well as a reduction in our advertising costs. During the fiscal year ended October 31, 2003, a significant portion of our advertising costs related to the introduction of new product lines. During the fiscal year ended October 31, 2004, we have focused our attention on increasing revenues through the efforts of our agents. We will continue to focus our sales and marketing efforts on periodic newspaper advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 General and Administrative Expenses

 We have reduced our general and administrative expenses for the fiscal year ended October 31, 2004 compared to the prior fiscal year primarily through the elimination of personnel and personnel related costs, which resulted in a decrease in costs of approximately $531,000. A portion of this $531,000 decrease is due to the closure of our Atlanta office during the third quarter of fiscal year 2003. The remaining decrease in general and administrative expenses of approximately $291,000 is due to decreases in several expense categories during fiscal year 2004. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business.

 Impairment Charge Related to Write Down of Advertising Credits

 During fiscal year 2000, we issued common stock in exchange for  advertising
 credits.   As our  ability to  use  these credits  is  uncertain,  we  have
 concluded  that  the   carrying  value   of  these   credits  is   impaired.
 Accordingly, we wrote off the remaining advertising credits during the fiscal year ended October 31, 2003. (See Note 4 to the Consolidated Financial Statements.)

 Gain (Loss) on Disposal of Equipment

 During the fiscal year ended October 31, 2003, we closed our Atlanta, Georgia office and expensed the remaining book value of the office's leasehold improvements. During the same fiscal year, we expensed the remaining book value of computer software which was no longer utilized.

 Gain on Settlement of Liabilities

 During the second quarter of fiscal year 2003, we vacated our office space in Atlanta, Georgia. At that time, we began negotiations with the landlord to terminate our lease agreement. In October 2004, we reached an agreement with the landlord to pay $100,000 in settlement of all outstanding rents, payable in monthly installments of $5,000 through May 2006. As a result, we recorded $241,000 as Gain on Settlement of Liabilities during the fourth quarter of fiscal year 2004, representing the difference between our accrued rent and the settlement amount.

 In connection with the acquisition of the assets and certain of the liabilities of Rapid Link, Incorporated ("Rapid Link") during the fiscal year ended October 31, 2001, we recorded certain liabilities of $255,000, and continued to hold those liabilities pending a final settlement with the Rapid Link trustee. During the fiscal year ended October 31, 2004, we agreed to pay $30,000 to the trustee, and recorded the remaining $225,000 to Gain on Settlement of Liabilities.

 Depreciation and Amortization

 Depreciation and amortization has decreased as a larger portion of our assets still in use have become fully depreciated, including a majority of the assets acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network.

 Interest Expense and Financing Costs

 Interest expense and financing costs were due primarily to the amortization of deferred financing fees and debt discount on our convertible debentures, notes payable and notes payable to related parties. The decrease in interest expense and financing costs primarily relates to the reduction in such amortization due to our related party notes payable reaching their maturity date during the fourth quarter of fiscal year 2003 as well as the early repayment of one of our convertible debentures through the issuance of a note payable during the first quarter of fiscal year 2003. All unamortized debt discount associated with this convertible debenture was expensed at the time of repayment. A further explanation of these changes can be found in the Liquidity and Capital Resources section.

 Income (loss) from discontinued operations

 Income (loss) from discontinued operations for fiscal year ended October 31, 2004 relates to an increase in our estimated sales tax liability to the State of Texas of $750,000, offset by the write-off of the remaining net liability of our German subsidiary, Rapid Link Telecommunications GMBH, totaling $2,251,000. Income (loss) from discontinued operations for the fiscal year ended October 31, 2003 relates to the losses of Rapid Link Telecommunications GMBH, in the amount of $1,203,000 and an original estimate of the Company's sales tax liability to the State of Texas of $350,000.

 In the fourth quarter of fiscal 2003, Rapid Link Telecommunications GMBH filed for insolvency. The net liability associated with the disposal of the assets and liabilities of Rapid Link Telecommunications GMBH of approximately $2.3 million was included in the balance sheet at October 31, 2003 and classified as Discontinued Operations. During the fiscal year 2004, we determined that we no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Telecommunications GMBH. Accordingly, we wrote off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the fiscal year ended October 31, 2004.

 During the first quarter of fiscal year 2004, we determined based on final written communications with the State of Texas that the liability for sales taxes (including penalties and interest) totaled $1.1 million. We had previously accrued an estimated settlement amount of $350,000. Accordingly, we accrued an additional $750,000. The sales tax amount due is attributable to audit findings of our former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after we changed our business model from a focus on domestic prepaid phone cards to international wholesale and retail business. The State of Texas determined that we did not properly remit sales tax on certain transactions. Management believes that the amount due has been improperly assessed and will continue to pursue a lesser settlement amount, though we cannot assure you that this matter will be resolved in the Company's favor. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, this amount was classified during the fiscal year ended October 31, 2004 as Discontinued Operations. (See Note 3 to the Consolidated Financial Statements.)

 Results of Operations-2003 Versus 2002

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

 Impairment Charge Related to Write Down of Advertising Credits

 During fiscal year 2000, we issued common stock in exchange for advertising credits. As our ability to use these credits is uncertain, in accordance with Generally Accepted Accounting Principles, we have written off the remaining advertising credits during the fiscal year ended October 31, 2003. (See Note 4 to the Consolidated Financial Statements.)

 Impairment Charge Related to Write Down of Assets Held for Resale

 Assets held for resale represents internally constructed equipment for prepaid telecommunications. As the potential ability to sell this equipment is uncertain, in accordance with Generally Accepted Accounting Principles, this equipment was written off during the fiscal year ended October 31, 2002. (See Note 9 to the Consolidated Financial Statements.)

 Gain (Loss) on Disposal of Equipment

 During the  fiscal year  ended  October 31,  2003,  we closed  our  Atlanta,
 Georgia office  and  expensed  the remaining  book  value  of  the  office's leasehold improvements. During the same fiscal year, we expensed the remaining book value of computer software which was no longer utilized.

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

 Income (loss) from discontinued operations

 Income (loss) from discontinued operations for the fiscal year ended October 31, 2003 relates to the losses of Rapid Link Telecommunications GMBH, in the amount of $1,203,000 and an original estimate of the Company's sales tax liability of $350,000. Income (loss) from discontinued operations for the fiscal year ended October 31, 2002 relates to the losses of Rapid Link Telecommunications GMBH.

 In the fourth quarter of fiscal 2003, Rapid Link Telecommunications GMBH filed for insolvency. The net liability associated with the disposal of the assets and liabilities of Rapid Link Telecommunications GMBH of approximately $2.3 million was included in the balance sheet at October 31, 2003 and classified as Discontinued Operations. During the fiscal year 2004, we determined that we no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Telecommunications GMBH. Accordingly, we wrote off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the fiscal year ended October 31, 2004.

 During the first quarter of fiscal year 2004, we determined based on final written communications with the State of Texas that the liability for sales taxes (including penalties and interest) totaled $1.1 million. We had previously accrued an estimated settlement amount of $350,000. Accordingly, we accrued an additional $750,000. The sales tax amount due is attributable to audit findings of our former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after we changed our business model from a focus on domestic prepaid phone cards to international wholesale and retail business. The State of Texas determined that we did not properly remit sales tax on certain transactions. Management believes that the amount due has not been properly assessed and will continue to pursue a lesser settlement amount, though we cannot assure you that this matter will be resolved in the Company's favor. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, this amount was classified during the fiscal year ended October 31, 2004 as Discontinued Operations. (See Note 3 to the Consolidated Financial Statements.)

 Liquidity and Sources of Capital

 Although we have significantly reduced our operating loss, to date we have been generally unable to achieve positive cash flow on a quarterly basis primarily due to the fact that our present lines of business do not generate a volume of business sufficient to cover our overhead costs. Furthermore, approximately 50% of our trade accounts payable and accrued liabilities are past due. Our future operating success is extremely dependent on our ability to quickly generate positive cash flow from our VoIP lines of products and services. Any failure of this business plan will result in a cash flow crisis and could force us to seek alternative sources of financing or to greatly reduce or discontinue operations. Although various possibilities for obtaining financing or effecting a business combination have been discussed from time to time, there are no agreements with any party to raise money or combine with another entity. Further, negotiations with our existing lenders have not resulted in any extension of past due obligations, which could therefore be declared due and accelerated at any time. Any additional financing we may obtain will involve material and substantial dilution to existing stockholders. In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders. If we are unable to obtain additional financing, our operations in the short term will be materially affected and we may not be able to remain in business. These circumstances raise substantial doubt as to the ability of our Company to continue as a going concern.

 At October  31, 2004,  we had  cash  and cash  equivalents of  $586,000,  an
 increase  of  $81,000  from  the  balance  at  October  31,  2003.   We  had
 significant working capital deficits at both October 31, 2004 and 2003.

 Net cash provided by operating activities of continuing operations was $260,000 for the fiscal year ended October 31, 2004, compared to net cash used in operating activities of continuing operations of $684,000 for the fiscal year ended October 31, 2003. The net cash provided by operating activities of continuing operations for the fiscal year ended October 31, 2004 was primarily due to a net loss from continuing operations of $794,000 adjusted for: non-cash interest expense of $182,000; depreciation and amortization of $616,000; gain on settlement of liabilities of ($466,000); and net changes in operating assets and liabilities of $693,000, which was primarily an increase in accrued liabilities of $665,000. For the fiscal year ended October 31, 2003, the net cash used in operating activities of continuing operations was primarily due to a net loss from continuing operations of $5,069,000 adjusted for: loss from disposal of fixed assets of $242,000; impairment charge related to write down of advertising credits of $2,377,000; non-cash interest expense of $689,000; depreciation and amortization of $1,338,000; and net changes in operating assets and liabilities of ($302,000).

 Net cash used in investing activities of continuing operations for the years ended October 31, 2004 and 2003 was $145,000 and $192,000, respectively, and relate to the purchase of property and equipment.

 Net cash used in financing activities of continuing operations for the fiscal year ended October 31, 2004, totaled $34,000, compared to net cash provided by financing activities of continuing operations of $1,169,000 for the fiscal year ended October 31, 2003. For the fiscal year ended October 31, 2004, net cash used in financing activities of continuing operations was due to payments on capital leases. For the fiscal year ended October 31, 2003, net cash provided by financing activities of continuing operations was due to $1,800,000 in net proceeds from notes payable, offset by $105,000 in payments on capital leases, $82,000 of financing fees, and $443,000 in payments on convertible debentures.

 We have an accumulated deficit of approximately $46.5 million as of October 31, 2004 as well as significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment which may not be available to us.

 Since the beginning of April 2001, we have raised $5.7 million in debt financing.

 Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of October 31, 2004, we had $3.8 million of notes payable and convertible debentures which have matured or mature within the next year as well as a significant amount of trade payables and accrued liabilities which are past due. We will continue to explore external financing opportunities and renegotiation of our short-term debt with our current financing partners in order to extend the terms or retire these obligations. Approximately 39% of the short-term debt is due to our senior management. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. Failure to obtain sufficient capital will materially affect our Company's operations and financial condition. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the fiscal year ended October 31, 2004 were $145,000 and we do not anticipate significant spending for fiscal year 2005.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. With an original maturity date of October 24, 2003, these Notes were amended subsequent to fiscal year 2002 to mature on February 24, 2004. Currently, these Notes have matured and are due on demand. These Notes continue to accrue interest at the stated rate. These Notes are secured by selected Company assets and are convertible into our common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. For the year ended October 31, 2002, an additional $402,433 was added to the Notes and an additional 402,433 warrants to acquire our common stock were issued in connection with the financing. During fiscal year 2004, the holders of the Notes elected to convert $877,500 of the Notes into 6,750,000 shares of common stock. The outstanding balance of these Notes at October 31, 2004 totals $1,470,890.

 In January  2002,  we  executed a  6%  convertible  debenture  (the  "Second
 Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000 and had an original maturity date of January 28, 2003. The Second Debenture was amended subsequent to fiscal year 2002 to mature on November 8, 2004. The Second Debenture matured in November 2004 and is currently due on demand. Although no event of default has been declared by the lender, we are technically in default under this agreement and are currently negotiating with this party to extend the maturity date. The Second Debenture continues to accrue interest at the stated rate. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Second Debenture shall be at the Formula Conversion Price. During fiscal year 2003, GCA converted $50,000 of the Second Debenture and $3,463 of accrued interest into approximately 374,000 shares of common stock. During fiscal year 2004, GCA converted $10,000 of the Second Debenture and $730 of accrued interest into approximately 82,000 shares of common stock. The outstanding balance on the Second Debenture is $490,000 at October 31, 2004.

 In November 2002, we executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note matured on November 8, 2004 and is currently due on demand. Although no event of default has been declared by the lender, we are technically in default under this agreement and are currently negotiating with this party to extend the maturity date. The GC-Note continues to accrue interest at the stated rate. The Company also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007.

 In July 2003, we executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's maturity date was December 23, 2003. Per the terms of the GCA-Note agreement, in the event the GCA-Note is not repaid in full within 10 days of the maturity date, the terms of the GCA-Note shall become the same as those of the Second Debenture. Effective January 2, 2004, the GCA-Note's terms became the same as those of the Second Debenture which had a maturity date of November 8, 2004. The GCA-Note matured in November 2004 and is currently due on demand. Although no event of default has been declared by the lender, we are technically in default under this agreement and are currently negotiating with this party to extend the maturity date. The GCA-Note continues to accrue interest at the stated rate. We also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008.


 Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

 We provide our retail services primarily to customers located outside of the U.S. Thus, our financial results could be impacted by foreign currency exchange rates and market conditions abroad. As most of our services are paid for in U.S. dollars, a strong dollar could make the cost of our services more expensive than the services of non-U.S. based providers in foreign markets. In markets where we buy our services in local currency and sell those services to U.S. customers, a weak dollar could make our services more expensive than our competitors in foreign markets. We have not used derivative instruments to hedge our foreign exchange risks though we may choose to do so in the future. We believe our pricing is lower than the incumbent carrier in each market, and therefore, we would not expect to lose significant revenues as a result of any fluctuations, although certainly, our margin would be negatively impacted by a weak dollar.


 Item 8. Financial Statements and Supplementary Data.

 The information required by Item 8 of this Report is presented in Item 15.


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.


 Item 9a. Controls and Procedures.

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


 Item 9b. Other Information.

 None.


                                   PART III

 Item 10. Directors and Executive Officers of the Registrant.

      The following table sets forth certain information regarding our executive officers and directors.


               Name             Age       Position with the Company
          ---------------       ---       --------------------------------
          John Jenkins          43        Chairman, Chief Executive Officer,
                                          President and Director
          Allen Sciarillo       40        Executive Vice President, Chief
                                          Financial Officer, Secretary and
                                          Director
          Lawrence Vierra       59        Director
          Robert M. Fidler      66        Director
          David Hess            43        Director

 JOHN JENKINS has served as our Chairman of the Board and Chief Executive Officer since October 2001, and has served as our President and a director since December 1999. Mr. Jenkins has also served as the President of DTI Com, Inc., one of our subsidiaries, since November 1999. In May 1997, Mr. Jenkins founded Dial Thru International Corporation (subsequently dissolved in November 2000), and served as its President and Chief Executive Officer until joining us in November 1999. Prior to 1997, Mr. Jenkins served as the President and Chief Financial Officer for Golden Line Technology, a French telecommunications company. Prior to entering the telecommunications industry, Mr. Jenkins owned and operated several software, technology and real estate companies. Mr. Jenkins holds degrees in physics and business/economics.

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

 LAWRENCE VIERRA has served as one of our directors since January 2000, and from that time through October 2004, served as our Executive Vice President. Currently, Mr. Vierra is a professor at the University of Las Vegas. From 1995 through 1999, Mr. Vierra served as the Executive Vice President of RSL Com USA, Inc., an international telecommunications company, where he was primarily responsible for international sales. Mr. Vierra has also served on the board of directors and executive committees of various telecommunications companies and he has extensive knowledge and experience in the international sales and marketing of telecommunications products and services. Mr. Vierra holds degrees in marketing and business administration.

 ROBERT M. FIDLER has served as one of our directors since November 1994. Mr. Fidler joined Atlantic Richfield Company (ARCO) in 1960, was a member of ARCO's executive management team from 1976 to 1994 and was ARCO's manager of New Marketing Programs from 1985 until his retirement in 1994.

 DAVID HESS was elected to our Board of Directors in May 2002. Mr. Hess is currently the Managing Partner of RKP Steering Group, a company he co-founded in August 2003. From November 2001 until December 2002, Mr. Hess served as the Chief Executive Officer and President, North America of Telia International Carrier, Inc. Prior to joining Telia, Mr. Hess was part of a turnaround team hired by the board of directors of Rapid Link Incorporated. He served as the Chief Executive Officer and as a director of Rapid Link Incorporated from August 2000 until September 2001. On March 13, 2001, Rapid Link Incorporated filed for Chapter 11 bankruptcy protection. Before joining Rapid Link, Mr. Hess served as Chief Executive Officer of Long Distance International from January 1999 until its acquisition by World Access in February 2000. Mr. Hess also served as President and Chief Operating Officer of TotalTel USA from May 1995 until January 1999. Mr. Hess received a BA in Communications with a Minor in Marketing from Bowling Green State University.

 Meetings of the Board of Directors

 Our Board of Directors held two meetings during the fiscal year ended October 31, 2004. The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. There is no standing nominating committee. Each of the directors attended the meeting of the Board of Directors and all meetings of any committee on which such director served.

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

 As a mechanism to encourage compliance with the code, we have established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The code also prohibits us from retaliating against any director, executive officer or employee who reports actual or apparent violations of the code.

 Audit Committee Financial Expert

 We currently do not have an  audit committee financial expert as defined  by
 Item 401(h) of Regulation S-K of the Exchange Act 1934. Our previous audit committee financial expert resigned from our board of directors in September 2004. As our current board of directors does not have anyone eligible to become our audit committee financial expert and be independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the above-mentioned act, our board of directors is currently conducting a search for a new audit committee financial expert.

 Compliance with Section 16(a) of the Securities Exchange Act of 1934

 Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our
 common  stock  and  other  equity  securities  of  our  Company.   Officers,
 directors and greater than 10% stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the review of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended October 31, 2004, our executive officers, directors and all persons who own more than 10% of our common stock complied with all Section 16(a) requirements.


 Item 11. Executive Compensation.

 The following table summarizes the compensation we paid, for services rendered to our Company during the fiscal years ended October 31, 2004, 2003 and 2002 to our chief executive officer and all other executive officers whose total annual salary and bonus exceeded $100,000 during fiscal 2004.


                                 Summary Compensation Table
                                                                Long Term
                                   Annual Compensation         Compensation
                                   -------------------           Awards
                                                               Securities
 Name and principal                             Other annual   Underlying     All other
      position          Year    Salary   Bonus  compensation  Options/SARs   Compensation
 ------------------------------------------------------------------------------------------
                                  ($)     ($)       ($)           (#)            ($)
 John Jenkins           2004   150,000    -0-       -0-        100,000           -0-
 Chairman, CEO          2003   150,000    -0-       -0-           -0-            -0-
 and President          2002   181,042    -0-       -0-           -0-            -0-

 Allen Sciarillo        2004   130,000    -0-       -0-        100,000           -0-
 Executive Vice         2003   125,000  1,106       -0-           -0-            -0-
 President and Chief    2002   141,667    -0-       -0-           -0-            -0-
 Financial Officer


  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
                                    Values

 The following table sets forth information with respect to the number of options held at fiscal year end and the aggregate value of in-the-money options held at fiscal year end by each of the Named Executive Officers.


                  Shares                    Number of securities         Value of unexercised in-
                acquired on   Value    underlying unexercised options  the-money options at fiscal
                 exercise    realized      at fiscal year end (#)           year end ($) (2)
     Name          (#)       ($)(1)    Exercisable      Unexercisable  Exercisable    Unexercisable
 -------------- -----------  --------  -----------      -------------  -----------    -------------
 John Jenkins      -0-         -0-       700,000          100,000           -0-             -0-
 Allen Sciarillo   -0-         -0-       500,000          100,000           -0-             -0-

 (1) The value realized upon the exercise of stock options represents the difference between the exercise price of the stock option and the fair market value of the shares, multiplied by the number of options exercised on the date of exercise.

 (2) The value of "in-the-money" options represents the positive spread between the exercise price of the option and the fair market value of the underlying shares based on the closing stock price of our common stock on October 31, 2004, which was $0.10 per share. "In-the-money" options include only those options where the fair market value of the stock is higher than the exercise price of the option on the date specified. The actual value, if any, an executive realizes on the exercise of options will depend on the fair market value of our common stock at the time of exercise.

 Compensation of Directors

 Directors are not compensated for attending Board and committee meetings, though our directors participate in our Equity Incentive Plan and are annually awarded non-qualified stock options for an aggregate of 5,000 shares of our common stock for services rendered to our company as a director.

 Compensation Committee Interlocks and Insider Participation

 None of our executive officers or directors serve as members of the board of directors or compensation committee of any other entity which has one or more executive officers serving as a member of our board of directors. The Compensation Committee is comprised of two non-employee directors, Robert M. Fidler and Lawrence Vierra. Nick DeMare served on the Compensation Committee through September 19, 2004.


 Item 12. Security Ownership of Certain Beneficial Owners and Management.

 The following table sets forth certain information as of January 24, 2005, concerning those persons known to us, based on information obtained from such persons, our records and schedules required to be filed with the SEC and delivered to us, with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of such outstanding common stock, (ii) each of our current directors, (iii) each Named Executive Officer and (iv) all of our executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned. Effect has been given to shares reserved for issuance under outstanding stock options and warrants where indicated.

                                                  Number of       Percent of
        Name and address of Beneficial Owner      Shares (1)      Class (2)
        ------------------------------------      -----------     ----------
        John Jenkins                               16,021,575 (3)   51.61%
        17383 Sunset Boulevard,
        Suite 350
        Los Angeles, CA  90272

        Lawrence Vierra                               902,598 (4)    3.81%
        8760 Castle Hill Avenue
        Las Vegas, NV  89129

        Robert M. Fidler
        987 Laguna Road                                14,000 (5)       *
        Pasadena, CA  91105

        David Hess                                          0           *
        545 Alder Avenue
        Westfield, NJ  07090

        Allen Sciarillo                             1,097,598 (6)    4.60%
        17383 Sunset Boulevard,
        Suite 350
        Los Angeles, CA  90272

        All Executive Officers and                 18,035,771       55.41%
        Directors as a group (5 persons)

        *  Reflects less than one percent.
       ** We have disclosed in previous reports that Global Capital Funding Group, L.P. ("Global") and GCA Strategic Investment Fund Limited ("GCA") beneficially owned more then 5% of our issued and outstanding common stock due to the fact that the notes and convertible debentures they hold are convertible within 60 days into a number of shares of our common stock that would exceed 5% of our shares outstanding. However, both Global and GCA have represented to us that due to conversion caps set forth in their respective agreements with our Company, they are forbidden from holding, at any given time, more than 4.9% of our issued and outstanding common stock. Consequently, we are not required to include them in our beneficial ownership table.

       (1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are exercisable within 60 days of January 14, 2005 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of any other person.
       (2) Based upon 23,022,129 shares of common stock outstanding as of January 14, 2005.
       (3) Includes (i) 700,000 shares of common stock which may be acquired through the exercise of options, (ii) 2,148,390 shares of common stock which may be acquired through the exercise of warrants, and (iii) 5,173,185 shares of common stock which may be acquired through the conversion of a convertible note (shares from conversion calculated using the closing bid share price at January 14, 2005 of $0.40); all of which are exercisable or convertible within 60 days of January 14, 2005.
       (4) Includes (i) 400,000 shares of common stock which may be acquired through the exercise of warrants and (ii) 247,598 shares of common stock which may be acquired through the conversion of a convertible note (shares from conversion calculated using the closing bid share price at January 14, 2005 of $0.40); all of which are exercisable or convertible within 60 days of January 14, 2005.
       (5) Includes 10,000 shares of common stock which may be acquired through the exercise of option and warrants which are exercisable within 60 days of January 14, 2005.
       (6) Includes (i) 500,000 shares of common stock which may be acquired through the exercise of options, (ii) 100,000 shares of common stock which may be acquired through the exercise of warrants, and (iii) 247,598 shares of common stock which may be acquired through the conversion of a convertible note (shares from conversion calculated using the closing bid share price at January 14, 2005 of $0.40); all of which are exercisable or convertible within 60 days of January 14, 2005.

 Equity Compensation Plan Information

 The following table provides information about shares of our common stock that may be issued under our equity compensation plans, as of October 31, 2004:

                                                               Number of
                         Number of       Weighted-average      securities
                      securities to be    exercise price       remaining
                        issued upon       of outstanding     available for
                        exercise of          options,       future issuance
                        outstanding          warrants         under equity
                     options, warrants         and            compensation
 Plan Category           and rights           rights       plans (excluding
                        (column (a))                     securities reflected
                                                            in column (a))
 ----------------------------------------------------------------------------
 Equity                1,674,000 (1)          $0.35            1,610,000
 compensation
 plans approved
 by security holders
 ----------------------------------------------------------------------------
 Equity                    -0-                 n/a                 -0-
 compensation
 plans not
 approved by
 security holders
 ----------------------------------------------------------------------------
 Total                1,674,000               $0.35            1,610,000
 ----------------------------------------------------------------------------

 (1) Amount includes outstanding options granted pursuant to the 2002 Dial Thru International Corporation Equity Incentive Plan and the Amended and Restated 1990 Dial Thru International Corporation Stock Option Plan.

 We adopted the 2002 Equity Incentive Plan ("Incentive Plan"), at our annual shareholder meeting in May 2002. The Incentive Plan authorizes our Board of Directors to grant up to 2,000,000 options to purchase our common shares. The maximum number of shares of common stock which may be issuable under the Incentive Plan to any individual plan participant is 500,000 shares. All options granted under the Incentive Plan have vesting periods up to a maximum of five years. The exercise price of an option granted under the Incentive Plan shall not be less than 85% of the fair value of the common stock on the date such option is granted.

 The  1990  Stock  Option  Plan  ("1990  Stock  Option  Plan"),  as  amended, authorizes our Board of Directors to grant up to 2,300,000 options to purchase common shares of the Company. No options will be granted to any individual director or employee which will, when exercised, exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the 1990 Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of grant. All options granted under the 1990 Stock Option Plan have up to 10 year terms and have vesting periods that range from 0 to 3 years from the grant date. The exercise price of any options granted under the 1990 Stock Option Plan is the fair market value at the date of grant. Subsequent to the adoption of the Incentive Plan, no further options will be granted under the 1990 Stock Option Plan


 Item 13. Certain Relationships and Related Transactions.

 In October 2001, we issued 10% convertible notes (the "Notes") to three of our executive officers, each of whom was also one of our directors, who provided financing to our Company in the aggregate principal amount of $1,945,958. The Notes were issued as follows: (i) a note in the principal amount of $1,745,958 to John Jenkins, our Chief Executive Officer; (ii) a
 note in the principal amount of $100,000 to Allen Sciarillo, our Executive Vice President and Chief Financial Officer; and (iii) a note in the principal amount of $100,000 to Larry Vierra, our Executive Vice President. With an original maturity date of October 24, 2003, these Notes were amended to mature on February 24, 2004. The Notes have matured and are currently due on demand. The notes continue to accrue interest at the stated rate. Each note is secured by certain of our assets. Each Note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.75 per share, which warrants expire on October 24, 2006.

 In January and July 2002, the Notes issued to Mr. Jenkins were amended to include additional advances in the aggregate principal amount of $402,443. We also issued to Mr. Jenkins two warrants to acquire an additional 102,443 and 300,000 shares of common stock, respectively, at an exercise price of $0.75, which warrants expire on January 28, 2007 and July 8, 2007, respectively.

 In September 2004, the holders of the Notes converted a total aggregate of $877,500 of the outstanding principal into an aggregate of 6,750,000 shares of common stock.


 Item 14. Principal Accounting Fees and Services.

 Audit Fees

 The aggregate fees billed by KBA Group LLP for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in the Company's Forms 10-Q, including services related thereto, were $90,470 and $94,626 for the fiscal years ended October 31, 2004 and 2003, respectively.

 Audit-Related Fees

 There were no audit-related fees billed by KBA Group LLP during the fiscal years ended October 31, 2004 and 2003.

 Tax Fees

 The aggregate fees billed by KBA Group LLP for professional services rendered for tax compliance, tax advice and tax planning were $0 and $28,985 for the fiscal years ended October 31, 2004 and 2003, respectively. The services comprising the fees reported as "Tax Fees" included tax return preparation, consultation regarding various tax issues and support provided to management in connection with income and other tax audits.

 All Other Fees

 The aggregate fees billed by KBA Group LLP for professional services rendered for the review of registration statements were $0 and $6,195 for the fiscal years ended October 31, 2004 and 2003, respectively.


                                   PART IV

 Item 15. Exhibits, Financial Statement Schedules.

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

 2.9 Fourth Amendment to Stock and Asset Purchase Agreement, dated as of November 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.5 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

 3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

 3.2 Amended and Restated Bylaws of Dial Thru International Corporation (filed as Exhibit 3.2 to the 1999 Form 10-K and incorporated herein by reference)

 3.3*   Amendment to Certificate of Incorporation dated January 11, 2005  and filed with the State of Delaware on January 13, 2005

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

 4.5 Registration Rights Agreement dated April 6, 2001 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.2 to the Company's Form S-3, File #333-71406, filed on October 11, 2001 and incorporated herein by reference)

 4.6 6 % Convertible Debenture of Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.3 to the Company's Form S-3, File 333-71406, filed on October 11, 2001 and incorporated herein by reference)

 4.7 Form of Common Stock Purchase Warrant dated April 11, 2001 between Global Capital Funding Group, L.P. and Dial Thru International
   Corporation (filed as Exhibit 4.4 to the Company's Form S-3, File 333-71406, filed October 11, 2001 and incorporated herein by reference)

 4.8 Form of Common Stock Purchase Warrant dated April 6, 2001 between D.P. Securities, Inc. and Dial Thru International Corporation (filed as
   Exhibit 4.5 to the Company's Form S-3, File 333-71406, filed on October 11, 2001 and incorporated herein by reference)

 4.9 Securities Purchase Agreement issued January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.1 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.10 Registration Rights Agreement dated January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.2 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.11 6% Convertible Debenture of Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.3 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.12 Common Stock Purchase Warrant dated January 28, 2002 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.4 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523 (the "Form S-3"), and incorporated herein by reference)

 10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated October 31, 1998, and incorporated herein by reference)

 10.3 Employment Agreement, dated November 2, 1999 between ARDIS Telecom & & Technologies, Inc. and John Jenkins (filed as Exhibit 4.3 to the 2000 Form 10-K and incorporated herein by reference)

 14.1 Code of Business Conduct and Ethics for Employees, Executive Officers and Directors (filed as Exhibit 14.1 to the 2003 Form 10-K and incorporated herein by reference)

 21.1*  Subsidiaries of the Registrant

 23.1*  Consent of Independent Registered Public Accounting Firm

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

 Date: January 31, 2005


                                         /s/ JOHN JENKINS
                                         John Jenkins,
                                         Chairman of the Board and Chief
                                         Executive Officer


                     DIAL THRU INTERNATIONAL CORPORATION

 Date: January 31, 2005

 Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



     NAME                        TITLE                         DATE
     ----                        -----                         ----

 /s/ JOHN JENKINS         Chairman, Chief Executive       January 31, 2005
 John Jenkins             Officer and President and
                          Director

 /s/ ALLEN SCIARILLO      Chief Financial Officer         January 31, 2005
 Allen Sciarillo          and secretary (principal
                          financial and principal
                          accounting officer)

 /s/ LAWRENCE VIERRA      Executive Vice President        January 31, 2005
 Lawrence Vierra          and Director

 /s/ ROBERT M. FIDLER     Director                        January 31, 2005
 Robert M. Fidler

 /s/ DAVID HESS           Director                        January 31, 2005
 David Hess

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                        INDEX TO FINANCIAL STATEMENTS


 1. Consolidated Financial Statements

    Report of Independent Registered Public Accounting Firm             F-2

    Consolidated Balance Sheets at October 31, 2004 and 2003            F-3

    Consolidated Statements of Operations for the fiscal years
     ended October 31, 2004, 2003 and 2002                              F-4

    Consolidated Statement of Shareholders' (Deficit) Equity for
     the fiscal years ended October 31, 2004, 2003 and 2002             F-5

    Consolidated Statements of Cash Flows for the fiscal years ended
     October 31, 2004, 2003 and 2002                                    F-6

    Notes to Consolidated Financial Statements                          F-7

 2. Financial Statement Schedule

    Report of Independent Registered Public Accounting Firm
      as to Schedule                                                    S-1

    Schedule II - Valuation and Qualifying Accounts                     S-2


    All other schedules are omitted because they are not applicable or because the required information is shown in the consolidated financial statements or notes thereto.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------

 To the Board of Directors and Shareholders of Dial Thru International Corporation

 We have audited the accompanying consolidated balance sheets of Dial Thru International Corporation and subsidiaries as of October 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended October 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dial Thru International Corporation and subsidiaries as of October 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended October 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations during each of the last three fiscal years. Additionally, at October 31, 2004, the Company's current liabilities exceeded its current assets by $9.3 million and the Company has a shareholders' deficit totaling $6.5 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as they relate to these issues are also explained in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ KBA GROUP LLP
 Dallas, Texas
 December 9, 2004

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                   ASSETS
                   ------                              October 31,  October 31,
                                                           2004         2003
                                                        ----------   ----------
 CURRENT ASSETS
   Cash and cash equivalents                           $   586,389  $   505,256
   Trade accounts receivable, net of allowance
    for doubtful accounts of $122,291 at October
    31, 2004 and $295,094 at October 31, 2003              841,127      872,610
   Prepaid expenses and other current assets               197,968      230,997
                                                        ----------   ----------
       Total current assets                              1,625,484    1,608,863
                                                        ----------   ----------

 PROPERTY AND EQUIPMENT, net                               869,957    1,340,986
 GOODWILL, net                                           1,796,917    1,796,917
 OTHER ASSETS                                               69,050       91,434
 NET LONG-TERM ASSETS OF DISCONTINUED OPERATIONS                 -      242,334
                                                        ----------   ----------
 TOTAL ASSETS                                          $ 4,361,408  $ 5,080,534
                                                        ==========   ==========

    LIABILITIES AND SHAREHOLDERS' DEFICIT
    -------------------------------------

 CURRENT LIABILITIES
   Capital lease obigation                             $   126,196  $   146,140
   Trade accounts payable                                2,791,545    2,814,472
   Accrued liabilities                                   1,142,829    1,377,307
   Accrued interest (including $759,692 to related
     parties at October 31, 2004 and $539,125 at
     October 31, 2003)                                   1,154,284      721,632
   Deferred revenue                                        380,444      356,999
   Deposits and other payables                             428,109      430,678
   Convertible debentures                                1,040,000            -
   Note payable, net of unamortized debt discount
     of $2,847 at October 31, 2003                       1,250,000      547,153
   Notes payable to related parties                      1,470,890    2,348,401
   Net current liabilities of discontinued operations    1,100,000    2,843,481
                                                        ----------   ----------
       Total current liabilities                        10,884,297   11,586,263
                                                        ----------   ----------

 NOTE PAYABLE, net of unamortized debt discount of
   $22,838 at October 31, 2003                                   -    1,227,162
 CONVERTIBLE DEBENTURES, net of unamortized debt
   discount of $10,756 at October 31, 2003                       -      489,244

 COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 13)

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
     shares authorized; none issued and outstanding              -            -
   Common stock, $.001 par value; 44,169,100 shares
     authorized;  23,034,151 shares issued at
     October 31, 2004 and 16,201,803 shares
     issued at October 31, 2003                             23,034       16,202
   Additional paid-in capital                           40,055,719   39,070,235
   Accumulated deficit                                 (46,546,772) (47,253,702)
   Treasury stock, 12,022 common shares at cost            (54,870)     (54,870)
                                                        ----------   ----------
       Total shareholders' deficit                      (6,522,889)  (8,222,135)
                                                        ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $ 4,361,408  $ 5,080,534
                                                        ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                            Year Ended October 31,
                                                 -----------------------------------------
                                                     2004           2003           2002
                                                 -----------    -----------    -----------
 REVENUES                                       $ 13,380,510   $ 17,654,794   $ 18,408,649

 COSTS AND EXPENSES
  Costs of revenues                               10,045,063     13,128,924     11,539,562
  Sales and marketing                                400,559        700,404        885,661
  General and administrative                       2,990,630      3,812,639      5,760,179
  Depreciation and amortization                      615,883      1,338,351      2,158,135
  Impairment charge related to write down of
    advertising credits                                    -      2,376,678              -
  Impairment charge related to write down of
    assets held for resale                                 -              -        320,307
  Gain (loss) on disposal of equipment                     -        241,935         (9,053)
  Gain on settlement of liabilities                 (466,000)             -              -
                                                 -----------    -----------    -----------
    Total costs and expenses                      13,586,135     21,598,931     20,654,791


    Operating loss                                  (205,625)    (3,944,137)    (2,246,142)

 OTHER INCOME (EXPENSE)
  Interest expense and financing costs              (396,899)      (896,966)    (1,043,416)
  Related party interest expense and
    financing costs                                 (216,612)      (234,840)      (204,072)
  Foreign currency exchange gains (losses)            24,919          7,097        (31,976)
                                                 -----------    -----------    -----------
   Total other expense, net                         (588,592)    (1,124,709)    (1,279,464)
                                                 -----------    -----------    -----------
 LOSS FROM CONTINUING OPERATIONS                    (794,217)    (5,068,846)    (3,525,606)

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
   net of income taxes of $0 for all periods       1,501,147     (1,553,465)    (1,158,574)
                                                 -----------    -----------    -----------
 NET INCOME (LOSS)                              $    706,930   $ (6,622,311)  $ (4,684,180)
                                                 ===========    ===========    ===========
 NET INCOME (LOSS) PER SHARE:
  Basic and diluted net income (loss) per share
    Continuing operations                       $      (0.05)  $      (0.31)  $      (0.25)
    Discontinued operations                             0.09          (0.10)         (0.09)
                                                 -----------    -----------    -----------
                                                $       0.04   $      (0.41)  $      (0.34)
                                                 ===========    ===========    ===========
 WEIGHTED AVERAGE SHARES USED IN THE CALCULATION
   OF PER SHARE AMOUNTS:
     Basic and diluted weighted average
       common shares                              16,998,795     15,999,179     13,935,782
                                                 ===========    ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.




             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' (DEFICIT) EQUITY
                                                                                                      Other
                                                                                                   Accumulated Receivable -
                                     Common   Common Stock  Treasury    Additional    Accumulated Comprehensive Common
                                     Shares      Amount       Stock   Paid-in Capital   Deficit   Income/(Loss)  Stock      Total
                                   ----------  -----------   -------  --------------- ----------- ------------- -------  ----------
Balance at October 31, 2001        12,119,090 $     12,119  $(54,870)  $ 38,174,587  $(35,947,212) $ (88,548) $(17,080) $ 2,078,996


Shares issued upon exercise
  of options and warrants             175,000          175         -         69,825             -          -         -       70,000
Retirement of shares as payment
  for options                        (100,000)        (100)        -        (69,900)            -          -         -      (70,000)
Issuance of common stock
  in connection with
  consulting agreement                 25,000           25         -         13,725             -          -         -       13,750
Conversion of convertible notes
  including accrued interest        2,855,826        2,856         -        528,969             -          -         -      531,825
Issuance of warrants in connection
  with convertible debentures               -            -         -         17,096             -          -         -       17,096
Embedded beneficial conversion
  feature related to issuance
  of note payable                           -            -         -        114,154             -          -         -      114,154
Issuance of warrants in connection
  with convertible notes-related
  party                                     -            -         -         45,607             -          -         -       45,607
Cash received for subscription
  receivable-common stock                   -            -         -              -             -          -    15,179       15,179
COMPREHENSIVE INCOME (LOSS)
 Net loss                                   -            -         -              -    (4,684,179)         -         -   (4,684,180)
 Foreign currency translation
   adjustment                               -            -         -              -             -   (107,509)        -     (107,509)
                                   ----------  -----------   -------  --------------- ----------- ------------- -------  ----------
Total Comprehensive Income (Loss)           -            -         -              -    (4,684,179)  (107,509)        -   (4,791,689)
                                   ----------  -----------   -------  --------------- ----------- ------------- -------  ----------
Balance at October 31, 2002        15,074,916       15,075   (54,870)    38,894,063   (40,631,391)  (196,057)   (1,901)  (1,975,081)
-----------------------------------------------------------------------------------------------------------------------------------

Conversion of convertible notes
  including accrued interest        1,098,052        1,098         -        108,099             -          -         -      109,197
Issuance of warrants in connection
  with convertible debentures               -            -         -         17,208             -          -         -       17,208
Issuance of warrants in connection
  with notes payable                        -            -         -         52,795             -          -         -       52,795
Adjustment of outstanding shares       28,835           29         -            (29)            -          -         -            -
Write off of subscription receivable        -            -         -         (1,901)            -          -     1,901            -
COMPREHENSIVE INCOME (LOSS)
 Net loss                                   -            -         -              -    (6,622,311)         -         -   (6,622,311)
 Foreign currency translation
   adjustment                               -            -         -              -             -    196,057         -      196,057
                                   ----------  -----------   -------  --------------- ----------- ------------- -------  ----------
Total Comprehensive Income (Loss)           -            -         -              -    (6,622,311)   196,057         -   (6,426,254)
                                   ----------  -----------   -------  --------------- ----------- ------------- -------  ----------
Balance at October 31, 2003        16,201,803       16,202   (54,870)    39,070,235   (47,253,702)         -         -   (8,222,135)
-----------------------------------------------------------------------------------------------------------------------------------
Conversion of convertible notes
 including accrued interest         6,832,348        6,832         -        881,398             -          -         -      888,230
Embedded beneficial conversion
 feature related to issuance
 of convertible debt                        -            -         -        104,086             -          -         -      104,086
Net income                                  -            -         -              -       706,930          -         -      706,930
                                   ----------  -----------   -------  --------------- ----------- ------------- -------  ----------
Balance at October 31, 2004        23,034,151 $     23,034  $(54,870)  $ 40,055,719  $(46,546,772) $       -   $     -  $(6,522,889)
===================================================================================================================================

 The accompanying notes are an integral part of this consolidated financial statement.




             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                 Year Ended October 31,
                                                          ---------------------------------------
                                                             2004          2003          2002
                                                          ----------    -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   OF CONTINUING OPERATIONS
  Net loss from continuing operations                   $   (794,217)  $ (5,068,846)  $ (3,525,606)
  Adjustments to reconcile net loss from continuing
    operations to net cash provided by (used in)
    operating activities:
    (Gain) loss from disposal of fixed assets                      -        241,935         (9,053)
    Impairment charge related to write down
      of assets held for resale                                    -              -        320,307
    Impairment charge related to write down
      of advertising credits                                       -      2,376,678              -
    Fair value of stock and warrants issued
      for services                                                 -              -         13,750
    Bad debt expense                                          30,000         28,268        685,059
    Non-cash interest expense (including related
      party interest of $0, $423,291 and $441,787)           181,525        688,732        924,340
    Gain on settlement of liabilities                       (466,000)             -              -
    Depreciation and amortization                            615,883      1,338,351      2,158,135
    Effects of changes in foreign exchange rates                   -         13,066        (39,792)
    (Increase) decrease in:
      Trade accounts receivable                                1,483         64,739       (372,978)
      Prepaid expenses and other current assets               33,029       (106,152)      (108,468)
      Other assets                                           (18,614)        (1,623)        12,421
    Increase (decrease) in:
      Trade accounts payable                                  (8,473)      (851,186)      (730,283)
      Accrued liabilities                                    664,892        580,570        578,783
      Deferred revenue                                        23,445         25,213       (406,790)
      Deposits and other payables                             (2,569)       (13,526)       444,204
                                                          ----------    -----------    -----------
  Net cash provided by (used in) operating activities
    of continuing operations                                 260,384       (683,781)       (55,971)
                                                          ----------    -----------    -----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   OF CONTINUING OPERATIONS
  Purchase of property and equipment                        (144,854)      (192,150)      (303,460)
                                                          ----------    -----------    -----------
  Net cash used in investing activities
    of continuing operations                                (144,854)      (192,150)      (303,460)
                                                          ----------    -----------    -----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   OF CONTINUING OPERATIONS
  Proceeds from notes payable                                      -      1,800,000              -
  Proceeds from convertible debentures                             -              -        550,000
  Proceeds from related party notes payable                        -              -        300,000
  Payments on capital leases                                 (34,397)      (105,387)      (105,784)
  Deferred financing fees                                          -        (82,441)       (92,625)
  Subscription receivable-common stock                             -              -         15,179
  Payments on convertible debentures                               -       (443,000)             -
                                                          ----------    -----------    -----------
  Net cash provided by (used in) financing activities
    of continuing operations                                 (34,397)     1,169,172        666,770
                                                          ----------    -----------    -----------
 NET CASH USED IN DISCONTINUED OPERATIONS                          -        (57,298)      (112,143)
                                                          ----------    -----------    -----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                    81,133        235,943        195,196

 Cash and cash equivalents at beginning of year              505,256        269,313         74,117
                                                          ----------    -----------    -----------
 Cash and cash equivalents at end of year                $   586,389   $    505,256   $    269,313
                                                          ==========    ===========    ===========

 SUPPLEMENTAL INFORMATION AND SCHEDULE OF NON CASH
   INVESTING AND FINANCING ACTIVITIES
  Conversion of convertible debenture and
    accrued interest to common stock                     $   888,230   $    109,197   $    531,825
  Fair value of warrants issued with debt                          -         70,003         62,704
  Beneficial conversion feature of convertible
    debentures recorded as debt discount                     104,086              -        114,154
  Note payable exchanged for convertible debenture           550,000              -              -
  Cash paid for interest                                           -         35,000              -
  Exercise of stock options in exchange for retirement
    of 100,000 common shares                                       -              -         70,000

 The accompanying notes are an integral part of these consolidated financial statements.



             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

 Organization
 ------------
 Dial Thru International Corporation and subsidiaries ("DTI" or the "Company"), was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7, 1992, the Company renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994, its name was changed to Canmax Inc. On February 1, 1999, this predecessor company reincorporated under the laws of the State of Delaware and changed its name to ARDIS Telecom & Technologies, Inc.

 On November 2, 1999, the Company acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation, along with the rights to the name "Dial Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom &
 Technologies, Inc. to Dial Thru International Corporation. DTI is a facilities-based, global Internet Protocol ("IP") communications company providing connectivity to international markets experiencing significant demand for IP enabled services. DTI provides a variety of international telecommunications services targeted to small and medium sized enterprises ("SME's") that include the transmission of voice and data traffic and the provision of Web-based and other communications services. The Company also sells telecommunications services for both the foreign and domestic termination of international long distance traffic into the wholesale market. DTI utilizes Voice over Internet Protocol ("VoIP") packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmissions, and is developing a private VoIP network. DTI utilizes state-of-the-art digital fiber optic cable, oceanic cable transmission facilities, international satellites and the Internet to transport the Company's communications.

 Nature of Business
 ------------------
 In November 1999 with the acquisition of Dial Thru International Corporation, the Company changed its focus from prepaid calling cards to becoming a full service, facility-based provider of communication products to small and medium size businesses, both domestically and internationally. The Company currently provides a variety of international and domestic communication services including international re-origination and dial thru, Internet voice and fax services, e-Commerce solutions and other value-added communication services, using its VoIP Network to effectively deliver the products to the end user.

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

 Financial Condition
 -------------------
 The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute is strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $46.5 million as of October 31, 2004, as well as a working capital deficit of approximately $9.3 million. Funding of the Company's working capital deficit, current and future operating losses, and expansion of the Company will require continuing capital investment. Historically, some of the funding of the Company has been provided by a major shareholder. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

 Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. The Company will continue to explore external financing opportunities and renegotiation of its short-term debt with its current financing partners in order to extend the terms or retire these obligations. At October 31, 2004, approximately 39% of the short-term debt is due to the senior management of the Company. Management is committed to the growth and success of the Company as is evidenced by the level of financing they have made available to the Company.

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


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation
 ---------------------------
 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dial Thru, Inc., a Texas corporation, DTI Com, Inc., a Delaware corporation, Dial Thru International Argentina S.A., Dial Thru International Venezuela, S.A., Dial Thru International Corporation, South Africa, and Rapid Link GmbH, a Germany company, which is currently in liquidation. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition
 -------------------
 Revenues generated by international re-origination, dial thru services and international wholesale termination are based on minutes of customer usage. The Company records payments received in advance as deferred revenue until such services are provided. This policy applies to all international re-origination and dial thru services revenues, and is currently the primary source of the Company's revenue.

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

 Accounts Receivable
 -------------------
 Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

 Property and Equipment
 ----------------------
 Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the related asset ranging from three to five years. Expenditures for repairs and maintenance are charged to expense as incurred. Major renewals and betterments are capitalized.

 Goodwill
 --------
 Effective November 1, 2001, the Company adopted SFAS No, 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under SFAS 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS 142, an annual impairment test of goodwill was performed by an independent valuation firm in the fourth quarters of fiscal years 2004, 2003 and 2002. The valuation process appraised the Company's assets and liabilities using a combination of present value and multiple of earnings valuation techniques. The results of the impairment tests indicated that goodwill was not impaired.

 Long-Lived Assets
 -----------------
 Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell. During fiscal 2002, the Company wrote down certain property and equipment held for resale. The property and equipment was written down by $320,307 to $0, its estimated fair value. The estimated fair value was based on comparable market value.

 Net Income (Loss ) Per Share
 ----------------------------
 Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the year and common equivalent shares consisting of stock options, warrants, and convertible debentures (using the treasury stock method) to the extent they are dilutive.

 The shares issuable upon the exercise of stock options, warrants and convertible debentures are excluded from the calculation of net income
 (loss) per share for the years ended October 31, 2004, 2003 and 2002 as their effect would be antidilutive. At October 31, 2004, 2003 and 2002, there were 41,235,234, 30,891,492 and 41,038,893 shares, respectively, potentially issuable from outstanding stock options, warrants and convertible debentures.

 Income Taxes
 ------------
 The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed for differences between the financial statement carrying amounts and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

 Estimates and Assumptions
 -------------------------
 The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Fair Market Value of Financial Instruments
 ------------------------------------------
 The carrying amount for current assets and liabilities, and long-term debt (all current at October 31, 2004) is not materially different than fair market value because of the short maturity of the instruments and/or their respective interest rate amounts.

 Stock-Based Compensation
 ------------------------
 The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
 Compensation," as  amended  by  SFAS No.  148  "Accounting  for  Stock-Based
 Compensation - Transition and Disclosure". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, no compensation cost has been recognized for its employee stock options in the financial statements during the years ended October 31, 2004, 2003 and 2002 as the fair market value on the grant date approximates the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, as amended by SFAS No. 148, the Company's pro forma net loss from continuing operations for the years ended October 31, 2004, 2003 and 2002 would have been as follows:

                                       2004           2003           2002
                                   -----------    -----------    -----------
    Net loss from continuing
     operations, as reported      $   (794,217)  $ (5,068,846)  $ (3,525,606)

    Add: Stock-based employee
    compensation expense
    included in reported
    net loss from continuing
    operations                               -              -              -

    Deduct: Stock-based employee
    compensation expense
    determined under the
    fair value based method           (150,185)      (252,040)      (343,700)
                                   -----------    -----------    -----------
    Pro forma net loss from
    continuing operations         $   (944,402)  $ (5,320,886)  $ (3,869,306)
                                   ===========    ===========    ===========

    Net loss per share from
    continuing operations -
    basic and dilutive, as
    reported                      $      (0.05)  $      (0.31)  $      (0.25)
                                   ===========    ===========    ===========

    Net loss per share from
    continuing operations -
    basic and dilutive, pro forma $      (0.06)  $      (0.33)  $      (0.28)
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

 The fair value of all options and warrants for shares of the Company's common stock issued to employees has been determined using the Black-Scholes option pricing model with the following assumptions:

                                  2004           2003           2002
  ------------------------------------------------------------------
  Risk-free interest rate           3%             3%             4%
  Expected dividend yield           0%             0%             0%
  Expected lives               2 years        3 years        5 years
  Expected volatility             100%    126% - 221%     99% - 157%

 Comprehensive Income (Loss)
 ---------------------------
 Comprehensive income (loss) is the increase or decrease in equity from sources other than owners. The major component of the Company's other comprehensive income (loss) consists of unrealized income from currency translation, which is stated as a component of shareholders' deficit. During the fourth quarter of fiscal year 2003, the Company's German subsidiary filed for insolvency. Accordingly, subsequent to October 31, 2003, there is no longer a foreign currency translation adjustment and no comprehensive income (loss).

 Foreign Currency Translation and Foreign Currency Transactions
 --------------------------------------------------------------
 The Company's foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. Monetary assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' deficit. During the fourth quarter of fiscal year 2003, the Company's German subsidiary filed for insolvency. Accordingly, subsequent to October 31, 2003, there is no longer a foreign currency translation adjustment. Foreign currency transactions resulting in gains and losses are recorded in the Statement of Operations.

 Advertising
 -----------
 Advertising costs are expensed as incurred and totaled $7,209, $103,603 and $248,200 for the years ended October 31, 2004, 2003 and 2002, respectively.

 Reclassifications
 -----------------
 Certain reclassifications were made to the 2003 and 2002 consolidated financial statements to conform to the current year presentation.

 Recent Accounting Pronouncements
 --------------------------------
 In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("Statement 123(R)"), "Share-Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company will adopt the statement on August 1, 2005 as required. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation accounting policy note included in Note 2 to the consolidated financial statements.


 NOTE 3 - DISCONTINUED OPERATIONS

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

 The following table presents selected balance sheet information for Rapid Link Germany at October 31, 2003:

    Current assets
       Cash                                   $     164,878
       Trade accounts receivable, net               416,013
       Other current assets                         192,917
                                               ------------
    Total current assets                            773,808
                                               ------------
    Current liabilities
       Current portion of capital lease
         obligations                                144,643
       Trade accounts payable                     2,612,864
       Accrued liabilities                           86,877
       Deferred revenue                             422,905
                                               ------------
    Total current liabilities                     3,267,289
                                               ------------
    Net current liabilities of
    discontinued operations                   $   2,493,481
                                               ============

    Property and equipment
       Telecom equipment                      $           -
       Furniture, fixtures, equipment                     -
       Computers                                          -
       Software                                           -
       Leasehold improvements                             -
       Accumulated depreciation and
         amortization                                     -
                                               ------------
    Total property and equipment, net                     -
                                               ------------

    Other assets and long-term liabilities
       Capital lease obligations                     (9,644)
       Other                                        251,978
                                               ------------
    Total other assets, net                         242,334
                                               ------------
    Net long-term assets of
    discontinued operations                   $     242,334
                                               ============

 The following table presents summary operating results for Rapid Link Germany for the years ended October 31:

                                              2003               2002
                                          ------------       ------------
   Revenues                              $   3,598,007      $   4,559,411
   Costs and expenses                        4,801,472          5,717,985
                                          ------------       ------------
   Loss from discontinued operations     $  (1,203,465)     $  (1,158,574)
                                          ============       ============

 Canmax Retail Systems
 ---------------------
 During the first quarter of fiscal year 2004, the Company determined based on final written communications with the State of Texas that the Company had a liability for sales taxes (including penalties and interest) totaling $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000 during fiscal year 2003. During the first quarter of fiscal year 2004, the Company accrued an additional $750,000. The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with the Company's former parent, Canmax Retail Systems. These operations were previously classified as discontinued after the Company changed its business model from a focus on domestic prepaid phone cards to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets. The State of Texas determined that the Company did not properly remit sales tax on certain transactions. The Company's current and former management believes that the amount due has not been properly assessed and will continue to pursue a lesser settlement amount. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, the amount was classified as Discontinued Operations. The amount that the State of Texas assessed of $1.1 million has been accrued as a liability and is included in the October 31, 2004 Consolidated Balance Sheet as Discontinued Operations. (See Note 13.)


 NOTE 4 - ADVERTISING CREDITS

 On September 8, 2000, the Company issued 914,285 shares (which are fully vested and nonforfeitable) of the Company's common stock in exchange for $3.2 million face value of advertising credits. These credits were issued by Millenium Media Ltd. and Affluent Media Network, national advertising agencies and media placement brokers. The Company recorded the advertising credits on the date the shares were issued, September 8, 2000, using the Company's quoted common stock price of $3.3125, totaling $3,028,569. During the fiscal year ended October 31, 2000, the Company recorded an impairment charge of $575,542 to reduce the credits to their estimated fair value, and sold a portion of the credits for cash, reducing the balance by an additional $76,349. The estimated fair value was established at the end of fiscal 2000 using a discount of 25% off the face value, which was based on management's estimate of the dollar value of the credits to be used in settling various outstanding trade obligations. Such credits can be used by the Company to place electronic media and periodical advertisements. The primary use for the media credits was to advertise products and services domestically. Although the Company has explored product offerings that it believed would benefit from the form of advertising described herein, the Company's limited financial resources have delayed the development of those products and it is unclear whether the Company will have the resources necessary to develop products that could effectively use these advertising credits. Furthermore, management has received limited cooperation from its media placement brokers regarding the use of the credits, and therefore, has begun contacting the actual underlying provider of the advertising. This contact has not provided any certainty as to the Company's ability to use the credits. Therefore, the Company wrote off the remaining $2,376,678 of the advertising credits during the year ended October 31, 2003.


 NOTE 5 - CONVERTIBLE DEBENTURES

 In January 2002, the Company executed a 6% convertible debenture (the "GCA-Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000. The GCA-Debenture's original maturity date was January 28, 2003. The GCA-Debenture is secured by certain property and equipment held for sale. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the GCA-Debenture shall be at the Formula Conversion Price. In connection with the GCA- Debenture, the Company paid $92,625 in financing fees, which were capitalized and amortized over the original life of the GCA-Debenture. At October 31, 2003, the deferred financing fees were fully amortized. The Company calculated the beneficial conversion feature embedded in the GCA-Debenture in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF-98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") and recorded approximately $114,000 as debt discount. This debt discount was amortized over the original life of the GCA-Debenture. The debt discount was fully amortized at October 31, 2003. The Company also issued to the holder of the GCA-Debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The Company recorded debt discount of approximately $17,000 related to the issuance of the warrants. The Company determined the debt discount by allocating the relative fair value to the GCA-Debenture and the warrants, and the Company amortized the debt discount over the original life of the GCA-Debenture. The debt discount was fully amortized at October 31, 2003.

 In January 2003, the Company and GCA agreed to extend the maturity date of the GCA-Debenture to November 8, 2004. In consideration for this extension, in February 2003, the Company adjusted the exercise price of the previously issued warrants to $0.21 per share. The Company also issued to the holder of the GCA-Debenture warrants to purchase an additional 100,000 shares of common stock also at an exercise price of $0.21 per share, which expire on February 8, 2008. The Company recorded additional debt discount of approximately $17,000 related to the warrant exercise price adjustment and the issuance of the new warrants. The Company is amortizing the additional debt discount over the GCA-Debenture's extension period. For the years ended October 31, 2004 and 2003, the Company recorded approximately $11,000 and $6,000, respectively, as interest expense relating to the amortization of the debt discount. The debt discount was fully amortized at October 31, 2004.

 During the years ended October 31, 2004 and 2003, GCA elected to convert $10,000 and $50,000, respectively, of the GCA-Debenture into approximately 82,000 and 374,000 shares of common stock, respectively. The outstanding balance of the GCA-Debenture was $490,000 and $500,000 at October 31, 2004 and 2003, respectively. The GCA-Debenture matured in November 2004 and is currently due on demand. Although no event of default has been declared by GCA, the Company is technically in default under this agreement and is currently negotiating with GCA to extend the maturity date.

 In July 2003, the Company executed a 10% note payable (the "GCA-Note") with GCA, which provided financing of $550,000. The GCA-Note provided for a maturity date of December 23, 2003 and is unsecured. In the event the GCA-Note was not repaid in full within 10 days of the maturity date, the GCA-Note shall be replaced by a 6% convertible debenture. This convertible debenture would have a maturity date of November 8, 2004 and be secured by certain property and equipment held for resale. The conversion price would be equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date, which was $0.20, and
 (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion (the "Formula Conversion Price"). In an event of default, the amount declared due and payable on the Debenture would be at the Formula Conversion Price. In the event the GCA-Note was replaced by a convertible debenture, the GCA-Note would have a beneficial conversion feature. In accordance with EITF 98-5 and EITF 00-27, the intrinsic value of the beneficial conversion feature was calculated as approximately $104,000 at the commitment date using the stock price as of that date, and would be recorded if the note was not repaid as noted above.

 The GCA-Note matured during December 2003 and, accordingly, since the GCA-Note remained unpaid as of January 2004, the Company exchanged the note for a convertible debenture. Upon the replacement of the GCA-Note with a convertible debenture, the Company recorded debt discount of $104,000 as interest expense during the year ended October 31, 2004. In connection with the GCA-Note, during fiscal year 2003, the Company paid $35,000 as financing fees, which were capitalized and amortized over the original life of the GCA-Note. For the years ended October 31, 2004 and 2003, the Company recorded approximately $13,000 and $22,000, respectively, as interest expense relating to the amortization of these deferred financing fees. The deferred financing fees were fully amortized at October 31, 2003. The Company also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. The relative fair value of the warrants of $7,000 was recorded as a debt discount which was amortized to interest expense over the original term of the GCA-Note. For the years ended October 31, 2004 and 2003, the Company recorded approximately $3,000 and $4,000, respectively, as interest expense relating to the amortization of the debt discount. The debt discount was fully amortized at October 31, 2004. The GCA-Note matured in November 2004 and is currently due on demand. Although no event of default has been declared by GCA, the Company is technically in default under this agreement and is currently negotiating with GCA to extend the maturity date.


 NOTE 6 - NOTE PAYABLE

 In November 2002, the Company executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note's maturity date is November 8, 2004. The GC-Note is secured by $1,518,267 of certain property and equipment. In connection with the GC-Note, the Company paid $47,441 as financing fees, which were capitalized and amortized over the life of the GC-Note. For the years ended October 31, 2004 and 2003, the Company recorded approximately $23,000 and $24,000, respectively, as interest expense relating to the amortization of these deferred financing fees. The deferred financing fees were fully amortized at October 31, 2004. The Company also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007. The Company recorded debt discount of approximately $46,000, the relative fair value of the warrants, which were amortized over the two year life of the GC-Note. For the years ended October 31, 2004 and 2003, the Company recorded approximately $23,000 in each year as interest expense relating to the amortization of the debt discount. The debt discount was fully amortized at October 31, 2004. The GCA-Note matured in November 2004 and is currently due on demand. Although no event of default has been declared by the holder, the Company is technically in default under this agreement and is currently negotiating with the holder to extend the maturity date.


 NOTE 7 - NOTES PAYABLE - RELATED PARTY

 In October 2001, the Company executed 10% convertible notes (the "Notes") with three executives of the Company, which provided financing in the aggregate principal amount of $1,945,958. The original maturity date of each note was October 24, 2003. In January 2003, the Company's executives extended the maturity date of each note to February 24, 2004. These Notes are currently due on demand. The Notes are secured by certain Company assets. Each Note is convertible into the Company's common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the Notes in accordance with EITF 98-5 and EITF 00-27 and recorded debt discount of approximately $171,000 which was amortized over two years, the original term of the
 Notes. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001 relating to these warrants. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company amortized the additional debt discount over the life of the Notes. For the year ended October 31,
 2003, the Company recorded approximately $410,000 of interest expense relating to the amortization of the debt discount. The debt discount was fully amortized at October 31, 2003. In January 2002, an additional $102,432 was added to the Notes in exchange for an existing note payable. The Company also issued to the holder of the Notes warrants to acquire an additional 102,432 shares of common stock at an exercise price of $0.75, which expire on January 28, 2007. Additional debt discount, related to these warrants, of approximately $24,000 was recorded during the first quarter of fiscal 2002. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company amortized the additional debt discount over the remaining life of the Notes. For the year ended October 31, 2003, the Company recorded approximately $14,000 of interest expense relating to the amortization of the debt discount. The debt discount was fully amortized at October 31, 2003. In July 2002, an additional $300,000 was added to the Notes, representing incremental monies loaned by a shareholder. The Company also issued to the holder of the Notes warrants to acquire an additional 300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007. Additional debt discount of approximately $22,000 was recorded as interest expense during the third quarter of fiscal 2002 relating to these warrants. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants.

 During the year ended October 31, 2004, the holder of the Notes elected to convert $877,500 of the Notes into 6,750,000 shares of common stock. The outstanding balance of the Notes at October 31, 2004 and 2003 is $1,470,890 and $2,348,401, respectively. The Notes matured during fiscal 2004 and are currently due on demand.


 NOTE 8 - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following at October 31, 2004 and 2003:

                                                2004              2003
                                             ----------        ----------
   Telephone switch equipment               $ 3,759,818       $ 4,411,325
   Leasehold improvements                       232,917           223,577
   Furniture and fixtures                       852,011           232,916
   Computer equipment                         1,079,159           797,005
   Computer software                             58,378           536,428
                                             ----------        ----------
                                              5,982,283         6,201,251
   Less: accumulated depreciation and
     amortization                            (5,112,326)       (4,860,265)
                                             ----------        ----------
                                            $   869,957       $ 1,340,986
                                             ==========        ==========

 At October 31, 2004 and 2003, the gross amount of capital lease assets and related accumulated amortization recorded under capital leases were as follows:

                                                2004              2003
                                             ----------        ----------
     Telephone switch equipment             $   455,728       $   455,728
     Less: accumulated amortization            (455,728)         (297,330)
                                             ----------        ----------
                                            $         -       $   158,398
                                             ==========        ==========

 Amortization  of  assets  held  under   capital  leases  is  included   with
 depreciation  expense.   Depreciation  and   amortization  expense   totaled
 $615,883, $1,338,351 and $2,158,135 in 2004, 2003 and 2002, respectively.


 NOTE 9 - PROPERTY AND EQUIPMENT HELD FOR SALE

 Property and equipment held for sale represents internally constructed equipment for the prepaid telecommunications industry. On October 31, 2000, the Company entered into an Asset Purchase Agreement to sell this technology for $1 million, however the sale was not consummated. The Company will continue to search for a buyer for the asset, and is currently utilizing the assets as collateral against its $550,000 convertible debenture. As the potential ability to sell this equipment is uncertain, this equipment, which had a carrying value of $320,307, was written-off during the year ended October 31, 2002.


 NOTE 10 - GAIN ON SETTLEMENT OF LIABILITIES

 During the second quarter of fiscal year 2003, the Company vacated its office space in Atlanta, Georgia. At that time, the Company began negotiations with the landlord to terminate its lease agreement. In October 2004, the Company reached an agreement with the landlord to pay $100,000 in settlement of all outstanding rents, payable in monthly installments of $5,000 through May 2006. As a result, the Company recorded $241,000 as Gain on Settlement of Liabilities during the fourth quarter of fiscal year 2004, representing the difference between the Company's accrued rent and the settlement amount.

 In connection with the acquisition of the assets and certain of the liabilities of Rapid Link, Incorporated ("Rapid Link") during the fourth quarter of the fiscal year ended October 31, 2001, the Company recorded certain liabilities of $255,000, and continued to hold those liabilities pending a final settlement with the Rapid Link trustee. During the second quarter of fiscal year 2004, the Company agreed to pay $30,000 in full and final settlement to the trustee and has recorded the remaining $225,000 as Gain on Settlement of Liabilities during the year ended October 31, 2004.


 NOTE 11 - STOCK OPTIONS AND WARRANTS

 Warrant Issuances to Employees
 ------------------------------
 Employee warrant activity for the three years ended October 31, 2004 was as follows:
                                                                   Weighted
                                        Number       Warrant       Average
                                          of          Price        Exercise
                                        Shares      Per Share       Price
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2001                    2,755,958   $0.53 - 1.44    $    0.89

 Warrants granted                       402,433           0.75         0.75
 Warrants exercised                           -              -            -
 Warrants canceled                     (145,000)          1.44         1.44
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2002                    3,013,391    0.75 - 1.44         0.83

 Warrants granted                             -              -            -
 Warrants exercised                           -              -            -
 Warrants canceled                     (365,000)   0.53 - 0.81         0.62
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2003                    2,648,391    0.75 - 1.44         0.83

 Warrants granted                             -              -            -
 Warrants exercised                           -              -            -
 Warrants canceled                            -              -            -
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2004                    2,648,391   $0.75 - 1.44    $    0.83
                                      =========    ===========     ========

 The warrants issued to employees that were exercisable at the years ended October 31, 2004, 2003 and 2002 were approximately 2,648,000, 2,648,000 and
 1,701,000, respectively.

 Warrant Issuances to Non-Employees
 ----------------------------------
 Non-Employee warrant activity for the three years ended October 31, 2004 was as follows:

                                                                   Weighted
                                        Number       Warrant       Average
                                          of          Price        Exercise
                                        Shares      Per Share       Price
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2001                    1,203,300   $0.01 - 3.50    $    1.65

 Warrants granted                        50,000           0.40         0.40
 Warrants exercised                           -              -            -
 Warrants canceled                     (365,800)   0.53 - 0.88         0.74
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2002                      887,500    0.01 - 3.50         1.95

 Warrants granted                       700,000    0.14 - 0.21         0.15
 Warrants exercised                           -              -            -
 Warrants canceled                            -              -            -
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2003                    1,587,500    0.01 - 3.50         1.16

 Warrants granted                             -              -            -
 Warrants exercised                           -              -            -
 Warrants canceled                     (150,000)          3.00         3.00
                                      ---------    -----------     --------
 Warrants outstanding at
  October 31, 2004                    1,437,500   $0.01 - 3.50    $    0.97
                                      =========    ===========     ========

 The majority of the warrants issued to non-employees during fiscal years 2003 and 2002 were issued in connection with debt financing. The warrants issued to non-employees that were exercisable at October 31, 2004, 2003 and 2002 totaled 1,437,500, 1,587,500, and 887,500, respectively.

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

 The Company's stock option activity for the three years ended October 31, 2004 was as follows:

                                                                   Weighted
                                        Number       Option        Average
                                          of          Price        Exercise
                                        Shares      Per Share      Price
                                      ---------    -----------     --------
 Options outstanding at
  October 31, 2001                    2,182,500   $0.30 - 1.50    $    0.53

 Options granted                        195,000    0.09 - 0.70         0.27
 Options exercised                     (175,000)          0.40         0.40
 Options canceled                      (593,000)   0.30 - 0.78         0.73
                                      ---------    -----------     --------
 Options outstanding at
  October 31, 2002                    1,609,500    0.09 - 1.50         0.44

 Options granted                        187,500    0.11 - 0.18         0.18
 Options exercised                            -         -                 -
 Options canceled                      (353,000)   0.11 - 1.50         0.43
                                      ---------    -----------     --------
 Options outstanding at
  October 31, 2003                    1,444,000    0.09 - 1.50         0.41

 Options granted                        410,000    0.11 - 0.14         0.12
 Options exercised                            -         -                 -
 Options canceled                      (180,000)   0.09 - 0.78         0.32
                                      ---------    -----------     --------
 Options outstanding at
  October 31, 2004                    1,674,000   $0.11 - 1.50    $    0.35
                                      =========    ===========     ========


 The following table summarizes information about employee compensatory stock options and warrants outstanding at October 31, 2004:

                                                 Weighted
                                  Weighted       Average
     Range of       Options/      Average    Exercise Price of  Options/       Prices of
     Exercise       Warrants     Remaining   Options/Warrants   Warrants   Options/Warrants
      Prices       Outstanding      Life       Outstanding     Exercisable    Exercisable
   ------------     ---------       ----           ----         ---------         ----
  $0.11 - $0.78     1,672,000       3.61          $0.35         1,285,333        $0.41
  $1.44 - $1.50       302,000       0.15           1.44           302,000         1.44
                    ---------       ----           ----         ---------         ----
                    1,974,000       3.08          $0.52         1,587,333        $0.61
                    =========       ====           ====         =========         ====

 The weighted average grant date fair value of all stock options granted to employees during the fiscal year ended October 31, 2004 was $0.07 a share.


 NOTE 12 - INCOME TAXES

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at October 31, 2004 and 2003 are as follows:

                                             2004             2003
                                          ----------       ----------
 Deferred tax assets
   Net operating loss carryovers         $15,205,732      $14,527,382
   Accounts receivable                        41,579          100,332
   Advertising credits                       977,185          977,185
   Property and equipment                          -           69,154
   Accrued liabilities                        34,694           34,918
                                          ----------       ----------
     Total gross deferred tax assets      16,259,190       15,708,971

 Deferred tax liabilities
   Property and equipment                    (45,142)               -
                                          ----------       ----------
     Total gross deferred tax liabilities    (45,142)               -
                                          ----------       ----------
                                          16,214,048       15,708,971

       Valuation allowance               (16,214,048)     (15,708,971)
                                          ----------       ----------
   Net deferred tax assets               $         -      $         -
                                          ==========       ==========

 The increase in the valuation allowance for the years ended October 31, 2004 and 2003 of $505,000 and $1.6 million, respectively, was related primarily to a change in U.S. operating loss carryforwards.

 At October 31, 2004, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $45 million, which expire in 2006 through 2024. Utilization of U.S. net operating losses is subject to annual limitations provided for by the Internal Revenue Code. The annual limitation may also result in the expiration of net operating losses before utilization.

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


 NOTE 13 - COMMITMENTS AND CONTINGENCIES

 The Company is obligated under various capital leases for equipment used in operating the business with terms expiring at various dates through 2005. The Company leases its branch office facilities and its corporate office under various noncancelable operating leases with terms expiring at various dates through 2007, and has also entered into various operating leases for equipment used in the Company's business. Rental expense from continuing operations for operating leases was $502,940, $474,567 and $400,425 for the years ended October 31, 2004, 2003 and 2002, respectively.

 Future minimum lease payments under noncancelable operating leases and capital leases as of October 31, 2004 are as follows:

                                               Capital         Operating
                                                Leases           Leases
                                              ----------       ----------
    Year ending October 31,
                   2005                      $   126,196      $   203,251
                   2006                                -          168,854
                   2007                                -           54,595
                                              ----------       ----------
    Total minimum lease pmts                     126,196      $   426,700
                                                               ==========
    Less: Amount representing interest                 -
                                              ----------
    Present value of net minimum
      capital lease payment                      126,196

    Less:  current installments of
      obligations under capital lease           (126,196)
                                              ----------
    Obligations under capital leases,
      excluding current installments         $         -
                                              ==========

 Legal Proceedings
 -----------------
 The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

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

 The State of Texas ("State") performed a sales tax audit of the Company's former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that the Company did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. The Company's current and former management filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions and the failure of the State to credit the
 Company's account for sales tax remittances. In correspondence from the State in June 2003, the State agreed to consider certain offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on this correspondence with the State, management's estimate of the potential liability was originally recorded at $350,000 during the fiscal year ended October 31, 2003. Based on further correspondence with the State, this estimated liability was increased to $1.1 million during the first quarter of fiscal year 2004. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, it was classified separately during the first quarter of fiscal year 2004 in discontinued operations, and is included in the October 31, 2004 consolidated balance sheet in "Net current liabilities from discontinued operations". Management believes that Canmax properly remitted an appropriate amount of sales tax to Texas, and management does not believe the State's position reflects the appropriate amount of tax remitted during the audit period mentioned above and will continue to pursue this issue with the State. The Company is also aggressively pursuing the collection of unpaid sales taxes from former customers of Canmax, though there can be no assurance that the Company will be successful with respect to such collections.

 On January 12, 2004, the Company filed a suit against Southland Corporation ("Southland") in the 162nd District Court in Dallas, Texas. The Company's suit claims a breach of contract on the part of Southland in failing to reimburse it for taxes paid to the State as well as related taxes for which the Company is currently being held responsible by the State. The Company's suit seeks reimbursement for the taxes paid and a determination by the court that Southland is responsible for paying the remaining tax liability to the State. The Company is discussing possible settlement options with Southland, but as of yet, no agreement has been reached.

 On July 20, 2004, the Company filed a suit against Q Comm International, Inc. ("Q Comm") in Federal Court in the Central District of Utah. The Company's suit claims damages of $4 million plus attorney's fees and costs resulting from the breach of a purchase agreement on the part of Q Comm relating to the sale of the Company's internally constructed equipment for the prepaid telecommunications industry. Pursuant to the terms of the purchase agreement, the Company would deliver the source code of certain proprietary software in consideration for an aggregate purchase price of $4 million, of which $1 million was due at closing and the remainder was due over three years. Following execution of the agreement, the Company tendered the software source code to Q Comm. However, Q Comm failed to pay the Company the initial amount due under the agreement and made copies of the source code without the Company's permission. The Company is currently preparing for trial, which has been set for the first two weeks of January 2006.


 NOTE 14 - BENEFIT PLAN

 Effective January 1, 1994, the Company implemented a 401(k) Profit Sharing Plan for all employees of the Company. The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k). The Company may match employee contributions to a discretionary percentage of the employee's contribution. The Company's matching funds are determined at the discretion of the Board of Directors and are subject to a six-year vesting schedule from the date of original employment. The Company made no matching contributions during the years ended October 31, 2004, 2003 and 2002.


 NOTE 15 - BUSINESS AND CREDIT CONCENTRATIONS

 In the normal course of business, the Company extends unsecured credit to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its estimate of amounts which may become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

 During the year ended October 31, 2004, the Company provided wholesale services to a customer who accounted for 17% of revenues and another customer who accounted for 13% of revenues. During the same period, one of the Company's suppliers accounted for approximately 20% of the Company's total costs of revenues. At October 31, 2004, another customer accounted for 16% of the Company's trade accounts receivable. During the year ended October 31, 2003, the Company provided wholesale services to a customer who accounted for 11% of revenues. During the year ended October 31, 2002, the Company provided wholesale services to a customer who accounted for 14% of revenues.

 Information regarding the Company's domestic and foreign revenues is as follows:

                                   All other
                                    foreign
                     Africa        countries        Domestic         Total
                   ----------      ----------      ----------      ----------
    Fiscal 2002   $ 1,392,384     $ 1,184,239     $15,832,026     $18,408,649
    Fiscal 2003     1,323,903       1,346,914      14,983,977      17,654,794
    Fiscal 2004     1,617,433       1,284,641      10,478,436      13,380,510

 No individual foreign country represented more than 10 percent of revenue or more than 10 percent of long lived assets for any period presented.


 NOTE 16 - QUARTER-BY-QUARTER COMPARISION

         Summarized unaudited quarterly financial data for the years ended October 31, 2004, 2003 and 2002 are as follows:


 2004                                      First         Second        Third          Fourth
 Quarters:                              ----------    ----------    ----------     ----------
   Revenues, net                       $ 4,344,692   $ 3,342,892   $ 2,940,023    $  2,752,903
   Operating income (loss)                (121,991)      (85,479)     (332,229)        334,074
   Income (loss) from continuing
     operations                           (261,548)     (240,000)     (488,273)        195,604
   Income from discontinued
     operations                          1,501,147             -             -               -
   Net income (loss)                     1,239,599      (240,000)     (488,273)        195,604
   Income (loss) per share-continuing
     operations                              (0.02)        (0.01)        (0.03)           0.01
   Income per share-discontinued
     operations                               0.09             -             -               -

 2003
 Quarters:
   Revenues, net                         4,275,580     4,630,480     4,348,552       4,400,182
   Operating loss                         (436,798)     (384,977)     (166,632)     (2,955,730)
   Loss from continuing operations        (828,386)     (625,444)     (397,855)     (3,217,161)
   Income (loss) from discontinued
     operations                           (253,727)     (666,349)     (949,482)        316,093
   Net loss                             (1,082,113)   (1,291,793)   (1,347,337)     (2,901,068)
   Loss per share-continuing
     operations                              (0.05)        (0.04)        (0.02)          (0.23)
   Income (loss) per share-discontinued
     operations                              (0.02)        (0.04)        (0.06)           0.05

 2002
 Quarters:
   Revenues, net                         5,241,466     4,787,785     4,248,348       4,131,050
   Operating loss                         (783,581)     (695,527)     (608,975)       (158,059)
   Loss from continuing operations      (1,072,322)   (1,018,054)     (960,137)       (475,093)
   Loss from discontinued operations      (213,571)     (221,760)     (122,478)       (600,765)
   Net loss                             (1,285,893)   (1,239,814)   (1,082,615)     (1,075,858)
   Loss per share-continuing
     operations                              (0.08)        (0.07)        (0.07)          (0.03)
   Loss per share-discontinued
     operations                              (0.02)        (0.02)        (0.01)          (0.03)


 NOTE 17 - CAPITAL STOCK

 During the year ended October 31, 2004, three holders of the Company's Related Party Notes converted $877,500 of debt into 6,750,000 shares of the Company's stock.

 During the year ended October 31, 2004, a holder of one of the Company's Debentures converted $10,730 of debt and accrued interest into approximately 82,000 shares of the Company's stock.

 During the year ended October 31, 2003, a holder of one of the Company's Debentures converted $53,463 of debt and accrued interest into approximately 374,000 shares of the Company's stock.

 During the year ended October 31, 2003, a holder of one of the Company's Debentures converted $55,734 of debt and accrued interest into approximately 724,000 shares of the Company's stock.

 During the year ended  October 31, 2002,  a holder of  one of the  Company's
 Debentures  converted   $531,487  of   debt   and  accrued   interest   into
 approximately 2,856,000 shares of the Company's stock.

 In November 2001, the Company issued 175,000 shares in connection with the exercise of options. The exercise price was paid with 100,000 shares of common stock, which were subsequently retired.

 In November 2001, the Company issued 25,000 shares of common stock for investor relations services and were recorded at the stock's fair market value.

 During the years ended October 31, 2004, 2003 and 2002, options and warrants to purchase 0, 0, and 175,000, respectively, shares of common stock were exercised.

 The following table describes stock reserved for future issuances at October 31, 2004:

                                               # Shares
                                              ----------
       Options                                 3,284,000
       Warrants                                4,085,891
       Convertible debt (1)                   35,475,343
                                              ----------
                                              42,845,234
                                              ==========

           (1) Assumes conversion on October 31, 2004 under the terms of the related agreements


 NOTE 18 - SUBSEQUENT EVENT

 During November 2004, the Company's security holders passed an amendment to the Company's Certificate of Incorporation increasing the number of authorized common shares from 44,169,100 to 84,169,100.

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AS TO SCHEDULE
    ----------------------------------------------------------------------

 Board of Directors and Shareholders of
 Dial Thru International Corporation

 In connection with our audit of the consolidated financial statements of Dial Thru International Corporation and Subsidiaries referred to in our report dated December 9, 2004, we have also audited Schedule II for the years ended October 31, 2004, 2003 and 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

 /s/ KBA GROUP LLP
 Dallas, Texas
 December 9, 2004

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the years ended October 31, 2004, 2003 and 2002


                           Balance at                             Balance at
                            the beg                                the end
                           of period   Additions   Deductions     of period
                          -----------  ----------  -----------   -----------
 2004
 ----
 Allowance for doubtful
   accounts              $   295,094  $   30,000  $202,803 (1)  $   122,291
                          ==========   =========   =======       ==========
 Valuation allowance for
   deferred tax assets   $15,708,971  $  505,077  $      -      $16,214,048
                          ==========   =========   =======       ==========

 2003
 ----
 Allowance for doubtful
   account               $   506,391  $  158,469  $369,766 (1)  $   295,094
                          ==========   =========   =======       ==========
 Valuation allowance for
   deferred tax assets   $14,061,148  $1,647,823  $      -      $15,708,971
                          ==========   =========   =======       ==========

 2002
 ----
 Allowance for doubtful
   accounts              $   228,729  $  711,246  $433,584 (1)  $   506,391
                          ==========   =========   =======       ==========
 Valuation allowance for
   deferred tax assets   $11,274,528  $2,786,620  $      -      $14,061,148
                          ==========   =========   =======       ==========

 (1) Write offs.

                                EXHIBIT INDEX

 NO.   DESCRIPTION OF EXHIBIT

  3.3  Amendment to Certificate of Incorporation

 21.1  Subsidiaries of the Registrant

 23.1  Consent of Independent Registered Public Accounting Firm

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