Form 10QSB
period 2005-01-31
DIAL THRU INTERNATIONAL CORP
filed 2005-03-17
CIK 913659

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

 [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended January 31, 2005
                                  -----------
                                       or

 [ ]   Transition Report Under Section 13 or 15(d) of the Securities
       Exchange Act

                  For the transition period from ______ to _____

                          Commission File Number 0-22636
                                    -------

                       DIAL THRU INTERNATIONAL CORPORATION
  ---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

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

                                (310) 566-1700
  ---------------------------------------------------------------------------
                              (Telephone number)

                                     N/A
  ---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 As of March 11, 2005, 23,022,129 shares of common stock, $.001 par value per share, were outstanding.

 Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

 PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.


             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                      ASSETS
                      ------                          January 31,  October 31,
                                                         2005        2004
                                                       ----------   ----------
                                                      (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                          $   291,671  $   586,389
   Trade accounts receivable, net of allowance for
    doubtful accounts of $119,199 at January 31,
    2005 and $122,291 at October 31, 2004               1,068,855      841,127
   Prepaid expenses and other current assets              217,388      197,968
                                                       ----------   ----------
       Total current assets                             1,577,914    1,625,484
                                                       ----------   ----------

 PROPERTY AND EQUIPMENT, net                              741,970      869,957
 GOODWILL, net                                          1,796,917    1,796,917
 OTHER ASSETS                                              73,010       69,050
                                                       ----------   ----------
 TOTAL ASSETS                                         $ 4,189,811  $ 4,361,408
                                                       ==========   ==========

        LIABILITIES AND SHAREHOLDERS' DEFICIT
        -------------------------------------

 CURRENT LIABILITIES
   Capital lease obigation                            $   126,196  $   126,196
   Trade accounts payable                               2,884,432    2,791,545
   Accrued liabilities                                  1,026,163    1,142,829
   Accrued interest (including $796,467 to related
     parties at January 31, 2005 and $759,692 at
     October 31, 2004)                                  1,244,156    1,154,284
   Deferred revenue                                       378,754      380,444
   Deposits and other payables                            428,109      428,109
   Convertible debentures                               1,040,000    1,040,000
   Note payable                                         1,250,000    1,250,000
   Notes payable to related parties                     1,470,890    1,470,890
   Net current liabilities from
     discontinued operations                            1,100,000    1,100,000
                                                       ----------   ----------
       Total current liabilities                       10,948,700   10,884,297
                                                       ----------   ----------

 COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 7)

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
    shares authorized; none issued and outstanding              -            -
   Common stock, $.001 par value; 44,169,100 shares
    authorized; 23,034,151 shares issued at January
    31, 2005 and October 31, 2004                          23,034       23,034
   Additional paid-in capital                          40,055,719   40,055,719
   Accumulated deficit                                (46,782,772) (46,546,772)
   Treasury stock, 12,022 common shares at cost           (54,870)     (54,870)
                                                       ----------   ----------
       Total shareholders' deficit                     (6,758,889)  (6,522,889)
                                                       ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $ 4,189,811  $ 4,361,408
                                                       ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.

           DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                          Three Months Ended
                                                             January 31,
                                                       -----------------------
                                                          2005         2004
                                                       ----------   ----------
 REVENUES                                             $ 2,784,252  $ 4,344,692

 COSTS AND EXPENSES
   Costs of revenues                                    1,997,414    3,327,061
   Sales and marketing                                     54,609      133,078
   General and administrative                             750,081      851,790
   Depreciation and amortization                          146,234      154,754
   Gain on disposal of equipment                           (8,800)           -
                                                       ----------   ----------
     Total costs and expenses                           2,939,538    4,466,683
                                                       ----------   ----------

     Operating loss                                      (155,286)    (121,991)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs                   (54,089)     (95,595)
   Related party interest expense                         (36,772)     (58,710)
   Foreign currency exchange gains                         10,147       14,748
                                                       ----------   ----------
     Total other expense, net                             (80,714)    (139,557)

                                                       ----------   ----------
 LOSS FROM CONTINUING OPERATIONS                         (236,000)    (261,548)

 INCOME FROM DISCONTINUED OPERATIONS,
    net of income taxes of $0 for all periods                   -    1,501,147
                                                       ----------   ----------
 NET INCOME (LOSS)                                    $  (236,000)   1,239,599
                                                       ==========   ==========
 NET INCOME (LOSS) PER SHARE:
    Basic and diluted net income (loss) per share
      Continuing operations                           $     (0.01) $     (0.01)
      Discontinued operations                                0.00         0.09
                                                       ----------   ----------
                                                      $     (0.01) $      0.08
                                                       ==========   ==========
 WEIGHTED AVERAGE SHARES USED IN THE CALCULATION
    OF PER SHARE AMOUNTS:
      Basic and diluted weighted average common shares 23,022,129   16,189,781
                                                       ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          Three Months Ended
                                                             January 31,
                                                       -----------------------
                                                          2005         2004
                                                       ----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  OF CONTINUING OPERATIONS
  Net loss from continuing operations                 $  (236,000) $  (261,548)
  Adjustments to reconcile net loss from
    continuing operations to net cash provided
    by (used in) operating activities:
    Gain from disposal of fixed assets                     (8,800)           -
    Bad debt expense                                      (10,000)           -
    Non-cash interest expense                                   -       41,128
    Depreciation and amortization                         146,234      154,754
    (Increase) decrease in:
      Trade accounts receivable                          (217,728)      36,648
      Prepaid expenses and other current assets           (19,420)     (17,869)
      Other assets                                         (3,960)      (2,000)
    Increase (decrease) in:
      Trade accounts payable                               92,887      (74,541)
      Accrued liabilities                                 (26,794)     272,013
      Deferred revenue                                     (1,690)     (26,403)
      Deposits and other payables                               -       (2,500)
                                                       ----------   ----------
  Net cash provided by (used in) operating
    activities of continuing operations                  (285,271)     119,682
                                                       ----------   ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   OF CONTINUING OPERATIONS
   Purchase of property and equipment                     (19,447)     (29,701)
   Proceeds from sale of fixed assets                      10,000            -
                                                       ----------   ----------
  Net cash used in investing activities
    of continuing operations                               (9,447)     (29,701)
                                                       ----------   ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   OF CONTINUING OPERATIONS
   Payments on capital leases                                   -      (21,958)
                                                       ----------   ----------
   Net cash used in financing activities
     of continuing operations                                   -      (21,958)
                                                       ----------   ----------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (294,718)      68,023

 Cash and cash equivalents at beginning of period         586,389      505,256
                                                       ----------   ----------
 Cash and cash equivalents at end of period           $   291,671  $   573,279
                                                       ==========   ==========
 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                              $         -  $         -

 SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
  Beneficial conversion feature of convertible
    debentures recorded as debt                       $         -  $   104,085
  Note payable exchanged for convertible debenture              -      550,000


 The accompanying notes are an integral part of these consolidated financial statements.

                          DIAL THRU INTERNATIONAL CORPORATION
                                   AND SUBSIDIARIES

                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Dial Thru International Corporation and its subsidiaries, "DTI" or "the Company", included in this Form 10-QSB are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three month periods ended January 31, 2005 and 2004 have been included. Operating results for the three month period ended January 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2004.

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


 NOTE 2 - GOING CONCERN

 The Company has an accumulated deficit of approximately $46.8 million as well as a working capital deficit of approximately $9.4 million as of January 31, 2005. Funding of the Company's working capital deficit, current and future operating losses, and expansion will require continuing capital investment. The Company expects to fund these cash requirements through debt facilities, additional equity financing and potentially through cash generated by operations. The Company currently has no commitments for additional funding or credit facilities.

 Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. The Company's short-term debt to third parties has matured and is currently due on demand. Although no event of default has been declared by these parties, the Company is technically in default under these agreements. The Company will continue to explore external financing opportunities and renegotiation of its short-term debt with its current financing partners in order to extend the terms or retire these obligations. At January 31, 2005, approximately 39% of the short-term debt is due to the senior management of the Company.

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


 NOTE 3 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company provided wholesale services to a customer who accounted for 14% of the overall revenue of the Company for the three months ended January 31, 2005. The Company provided wholesale services to a customer who accounted for 20% of the overall revenue of the Company for the three months ended January 31, 2004.


 NOTE 4 - STOCK-BASED COMPENSATION

 The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
 Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, no compensation expense has been recognized for its employee stock options in the financial statements during the three months ended January 31, 2005 and 2004 as the fair market value on the grant date approximates the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, as amended by SFAS No. 148, the Company's pro forma net loss from continuing operations for the three months ended January 31 2005 and 2004 would have been as follows:

                                                         Three Months
                                                       Ended January 31,
                                                  --------------------------
                                                      2005           2004
                                                  -----------    -----------
  Net loss from continuing operations,
    as reported                                  $   (236,000)  $   (261,548)
  Deduct: Stock based employee
   compensation expense determined
   under fair value based method                       (3,634)       (44,553)
                                                  -----------    -----------
  Pro forma net loss from continuing operations  $   (239,634)  $   (306,101)
                                                  ===========    ===========
  Net loss per share from continuing operations
   As reported
     Basic and diluted                           $      (0.01)  $      (0.01)
                                                  ===========    ===========
   Proforma
     Basic and diluted                           $      (0.01)  $      (0.02)
                                                  ===========    ===========

 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings or losses for future periods.

 The fair values under SFAS 123 for options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:
                                            Three Months
                                          Ended January 31,
                                         -----------------
                                          2005       2004
                                         ------     ------
        Expected life (years)              N/A         2
        Interest rate                      N/A         3%
        Volatility                         N/A       215%
        Dividend yield                     N/A         0%


 In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("Statement 123(R)"), "Share-Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim period beginning after June 15, 2005. The Company will adopt the statement on August 1, 2005 as required. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation accounting policy note included in Note 4 to the consolidated financial statements.


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


 NOTE 6 - RESOLUTION OF VENDOR DISPUTE

 During the three months ended January 31, 2005, the Company recorded a reduction of $283,138 to Costs of Revenues in its Consolidated Statement of Operations. This amount represents the favorable resolution of a dispute with one of the Company's vendors. This amount had been recorded to Costs of Revenues in prior periods.


 NOTE 7 - COMMITMENTS AND CONTINGENCIES

 On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District court, Central District of California, with respect to the Company's "international reorigination" technology. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek a license fee for the use of the technology. The Company believes that no license fee is required as the technology described in the patent is different from the technology used by the Company. As the Company's main focus is now on providing VoIP originated services, the Company believes that this lawsuit should have little bearing on future revenues.

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

 The State of Texas ("State") performed a sales tax audit of the Company's former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that the Company did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. The Company's current and former management filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions and the failure of the State to credit the
 Company's account for sales tax remittances. In correspondence from the State in June 2003, the State agreed to consider certain offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on this correspondence with the State, management's estimate of the potential liability was originally recorded at $350,000 during the fiscal year ended October 31, 2003. Based on further correspondence with the State, this estimated liability was increased to $1.1 million during the first quarter of fiscal year 2004. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, it was classified separately during the first quarter of fiscal year 2004 in discontinued operations, and is included in the January 31, 2005 and October 31, 2004 consolidated balance sheets in "Net current liabilities from discontinued operations". Management believes that Canmax properly remitted an appropriate amount of sales tax to Texas, and management does not believe the State's position reflects the appropriate amount of tax remitted during the audit period mentioned above and will continue to pursue this issue with the State. The Company is also aggressively pursuing the collection of unpaid sales taxes from former customers of Canmax, though there can be no assurance that the Company will be successful with respect to such collections.

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

 On July 20, 2004, the Company filed a suit against Q Comm International, Inc. ("Q Comm") in Federal Court in the Central District of Utah. The Company's suit claims damages of $4 million plus attorney's fees and costs resulting from the breach of a purchase agreement on the part of Q Comm relating to the sale of the Company's internally constructed equipment for the prepaid telecommunications industry. Pursuant to the terms of the purchase agreement, the Company would deliver the source code of certain proprietary software in consideration for an aggregate purchase price of $4 million, of which $1 million was due at closing and the remainder was due over three years. Following execution of the agreement, the Company tendered the software source code to Q Comm, however, Q Comm failed to pay the Company the initial amount due under the agreement. The Company believes that Q Comm used this source code in the development of point of sale software and subsequently generated revenues in excess of $10 million from this software. The Company continues to pursue this matter, and, to date, there have been no settlement discussions with Q Comm.


 NOTE 8 - SUBSEQUENT EVENT

 During February 2005, the Company issued, to a provider of legal and investment consulting services, warrants to acquire 1,000,000 shares of common stock at an exercise price of $0.78, which expire on February 28, 2008.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OR PLAN OF OPERATION.

 The following discussion and analysis of financial condition and results of operations covers the three-month periods ended January 31, 2005 and 2004 and should be read in conjunction with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended October 31, 2004.

 FORWARD-LOOKING STATEMENTS

 This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects", "believe", "anticipates", "estimate", "plans", "expect", "intends", and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed in our annual report on Form 10-K for the year ended October 31, 2004 and throughout this report on Form 10-QSB. All of our forward-looking statements are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements.

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

 On August 1, 2003, our German Subsidiary, Rapid Link Telecommunications GmbH, received approval for it's insolvency filing and was turned over to a trustee who is responsible for liquidating the operation. We have determined that we no longer control the operations of this subsidiary and that our parent entity has no legal obligation to pay the liabilities of Rapid Link Telecommunications GmbH.

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

 Critical Accounting Policies

 The consolidated financial statements include accounts of our Company and all of our majority-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe there is a great likelihood that materially different amounts would be reported related to estimates associated with the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

 Goodwill

 Effective November 1, 2001, we adopted SFAS No, 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under SFAS 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS 142, an annual impairment test of goodwill was performed by an independent valuation firm in the fourth quarter of fiscal year 2004. The valuation process appraised our assets and liabilities using a combination of present value and multiple of earnings valuation techniques. The results of this impairment test indicated goodwill was not impaired.

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

 Carrier Disputes

 We review our vendor bills on a monthly basis and periodically dispute amounts invoiced by our carriers. We review our outstanding disputes on a quarterly basis, as part of the overall review of our accrued carrier costs, and adjust our liability based on management's estimate of amounts owed.

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

 RESULTS OF OPERATIONS


 The following table presents our operating results as a percentage of revenue for the three-month periods ended January 31, 2005 and 2004 as well as a comparison of the percentage change of our operating results from the three-month period ended January 31, 2004 to the corresponding period ended
 January 31, 2005:

                                                                 % Change
                                                % of Revenue   Q1 2005 to Q1                   % of Revenue
                                 Quarter Ended  Quarter Ended  2004 Increase   Quarter Ended   Quarter Ended
                                  Jan 31 2005    Jan 31 2005    (Decrease)      Jan 31 2004     Jan 31 2004
                                 ------------   ------------  ---------------   ------------   ------------
 REVENUES                        $  2,784,252           100%             (36%)  $  4,344,692           100%

 COSTS AND EXPENSES
   Costs of revenues                1,997,414            72%             (40%)     3,327,061            77%
   Sales and marketing                 54,609             2%             (59%)       133,078             3%
   General and administrative         750,081            27%             (12%)       851,790            20%
   Depreciation and amortization      146,234             5%              (6%)       154,754             4%
   Gain on disposal of equipment       (8,800)            -                -               -             -
                                 ------------   ------------  ---------------   ------------   ------------
     Total costs and expenses       2,939,538           106%             (34%)     4,466,683           103%
                                 ------------   ------------  ---------------   ------------   ------------

     Operating loss                  (155,286)           (6%)             27%       (121,991)           (3%)

 OTHER INCOME (EXPENSE)
   Interest expense and
     financing costs                  (54,089)           (2%)            (43%)       (95,595)           (2%)
   Related party
     interest expense                 (36,772)           (1%)            (37%)       (58,710)           (1%)
   Foreign currency
     exchange gains                    10,147             -              (31%)        14,748             -
                                 ------------   ------------  ---------------   ------------   ------------
     Total other expense, net         (80,714)           (3%)            (42%)      (139,557)           (3%)

                                 ------------   ------------  ---------------   ------------   ------------
 LOSS FROM CONTINUING OPERATIONS     (236,000)           (8%)            (10%)      (261,548)           (6%)

 INCOME FROM DISCONTINUED
   OPERATIONS, net of income
   taxes of $0 for all periods              -             -             (100%)     1,501,147             35%
                                 ------------   ------------  ---------------   ------------   ------------

 NET INCOME (LOSS)              $    (236,000)           (8%)           (119%) $   1,239,599             29%
                                 ============   ============  ===============   ============   ============

 NET INCOME (LOSS) PER SHARE:
   Basic and diluted net income
     (loss) per share
     Continuing operations      $       (0.01)                                 $       (0.01)
     Discontinued operations                -                                           0.09
                                 ------------                                   ------------
                                $       (0.01)                                 $        0.08
                                 ============                                   ============

 WEIGHTED AVERAGE SHARES USED
   IN THE CALCULATION OF PER
     SHARE AMOUNTS:
     Basic and diluted weighted
       average common shares      23,022,129                                        16,189,781
                                 ===========



 RESULTS OF OPERATIONS - COMPARISON OF THE THREE-MONTH PERIODS ENDED JANUARY 31, 2005 and 2004

 REVENUES

 For the three-month period ended January 31, 2005, 71% and 29% of our revenues were derived from our wholesale and retail customers, respectively, compared to 78% and 22%, respectively, for the three-month period ended January 31, 2004. Our wholesale revenues have decreased by 42% from the three-month period ended January 31, 2004 compared to the three-month period ended January 31, 2005, while our retail revenues have decreased by 15% over the comparable period.

 The decrease in wholesale revenues for the three-month period ended January 31, 2005 compared to the same period in fiscal 2004 is attributable to a decrease in the number of termination opportunities available to us to offer our customers. Due to the competitive nature of the wholesale telecommunications business, our customers frequently request a reduction in the per minute termination rates that we offer them. At times, our suppliers are not able to offer us lower rates in order to maintain the minutes we are terminating to them. As a result, our wholesale revenues fluctuate depending on the number of termination opportunities available to us at any one time. We are working with new providers in an effort to recapture our lost revenue, though the ultimate results of these discussions are not presently known. If we are unable to attract and retain new wholesale customers, our wholesale revenues will continue to erode.

 The decrease in retail revenues for the three-month period ended January 31, 2005 compared to the same period in fiscal 2004 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets. The March 2003 redeployment of troops into Iraq, where we have not historically provided long distance service, resulted in a decline in our retail sales to these military customers who were previously stationed in foreign markets that we serviced. We currently offer services to U.S. troops in Iraq on a limited basis and hope to increase these services during fiscal year 2005. We are exploring opportunities to grow our retail business, utilizing our in-house sales group and our outside agents, through the introduction of new products and services, focusing our efforts principally on the sale of Internet phones that allow users to connect specialized Internet phones to their existing Dial-Up or DSL Internet connections. If we are unable to stabilize our retail revenues from the U.S. military and grow our retail revenues from VoIP-based products, this category of revenue will also continue to decline.

 OPERATING EXPENSES

 Costs of Revenues: Our costs of revenues as a percentage of revenues have decreased for the three-month period ended January 31, 2005 compared to the three-month period ended January 31, 2004. Included within our costs of revenues for the three-month period ended January 31, 2005 is a reduction of costs in the amount of $283,138 relating to the favorable resolution of a dispute with one of our vendors. These costs were originally recorded to costs of revenues in prior periods. Had this dispute resolution not occurred during the three-month period ended January 31, 2005, our costs of revenues as a percentage of revenues would have increased for the three-month period ended January 31, 2005 compared to the three-month period ended January 31, 2004. This increase was primarily due to a lower average margin per minute relating to our wholesale business. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products and total revenue for each period.

 Sales and Marketing Expenses: A significant component of our revenue is generated by outside agents or through periodic newspaper advertising, which is managed by a small in-house sales and marketing organization.

 The reduction in our sales and marketing costs for the three-month period ended January 31, 2005 compared to the three-month period ended January 31, 2004 is primarily due to a reduction in our sales personnel and lower agent commission costs, which are paid as a percentage of our revenue. During the three-month period ended January 31, 2005, we have focused our attention on increasing revenues through the efforts of our agents. We will continue to focus our sales and marketing efforts on periodic newspaper advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 General and Administrative Expenses: We have reduced our general and administrative costs for the three-month period ended January 31, 2005 compared to the three-month period ended January 31, 2004 through the elimination of personnel and personnel related costs. However, due to the overall decline in revenue and the fixed nature of our general and administrative expenses, as a percentage of revenue, our general and administrative expenses have increased. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support the current and anticipated future business.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization has decreased as a larger portion of our assets still in use have become fully depreciated, including a majority of the assets acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network.

 INTEREST EXPENSE AND FINANCING COSTS

 Interest expense and financing costs for the three-month period ended January 31, 2005 were due primarily to interest expense on our convertible debentures, notes payable and notes payable to related parties. Interest expense and financing costs for the three-month period ended January 31, 2004 were due primarily to interest expense and the amortization of deferred financing fees and debt discount on our convertible debentures, notes payable and notes payable to related parties. The decrease in interest expense and financing costs from the three-month period ended January 31, 2004 to the three-month period ended January 31, 2005 primarily relates to the reduction in such amortization due to our convertible debentures and note payable reaching their maturity dates during fiscal year 2004 and all associated debt discounts and deferred financing fees being fully amortized. A further explanation of these changes can be found in the Liquidity and Sources of Capital section.

 INCOME FROM DISCONTINUED OPERATIONS

 Income from discontinued operations for the three-month period ended January 31, 2004 relates to an increase in the Company's estimated sales tax liability of $750,000, offset by the write-off of the remaining net liability of our German subsidiary, Rapid Link Telecommunications GMBH, totaling $2,250,000.

 In the fourth quarter of fiscal 2003, Rapid Link Telecommunications GMBH filed for insolvency. The net liability associated with the disposal of the assets and liabilities of Rapid Link Telecommunications GMBH of approximately $2.3 million was included in the balance sheet at October 31, 2003 and classified as Discontinued Operations. During the fiscal year 2004, we determined that we no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Telecommunications GMBH. Accordingly, we wrote off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the three-month period ended January 31, 2004.

 During the three-month period ended January 31, 2004, we determined based on final written communications with the State of Texas that the liability for sales taxes (including penalties and interest) totaled $1.1 million. We had previously accrued an estimated settlement amount of $350,000. Accordingly, we accrued an additional $750,000. The sales tax amount due is attributable to audit findings of our former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after we changed our business model from a focus on domestic prepaid phone cards to international wholesale and retail business. The State of Texas determined that we did not properly remit sales tax on certain transactions. Management believes that the amount due has been improperly assessed and will continue to pursue a lesser settlement amount, though we cannot assure you that this matter will be resolved in our favor. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, this amount was classified during the three-month period ended January 31, 2004 as Discontinued Operations. (See Note 5 to the Consolidated Financial Statements.)

 LIQUIDITY AND CAPITAL RESOURCES

 To date, we have been generally unable to achieve positive cash flow on a quarterly basis primarily due to the fact that our present lines of business do not generate a volume of business sufficient to cover our overhead costs. Furthermore, approximately 51% of our trade accounts payable and accrued liabilities are past due. Our future operating success is extremely dependent on our ability to quickly generate positive cash flow from our VoIP lines of products and services. Any failure of this business plan will result in a cash flow crisis and could force us to seek alternative sources of financing or to greatly reduce or discontinue operations. Although various possibilities for obtaining financing or effecting a business combination have been discussed from time to time, there are no agreements with any party to raise money or combine with another entity. Further, negotiations with our existing lenders have not resulted in any extension of past due obligations, which could therefore be declared due and accelerated at any time. Any additional financing we may obtain will involve material and substantial dilution to existing stockholders. In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders. If we are unable to obtain additional financing, our operations in the short term will be materially affected and we may not be able to remain in business. These circumstances raise substantial doubt as to the ability of our Company to continue as a going concern.

 At January 31, 2005, we had cash and cash equivalents of $292,000, a decrease of $295,000 from the balance at October 31, 2004. We had significant working capital deficits at both January 31, 2005 and October 31, 2004.

 Net cash used in operating activities of continuing operations was $285,000 for the three-month period ended January 31, 2005, compared to net cash provided by operating activities of continuing operations of $120,000 for the three-month period ended January 31, 2004. The net cash used in operating activities of continuing operations for the three-month period ended January 31, 2005 was primarily due to a net loss from continuing operations of $236,000 adjusted for: depreciation and amortization of $146,000; and net changes in operating assets and liabilities of ($177,000). For the three-month period ended January 31, 2004, the net cash provided by operating activities of continuing operations was due to a net loss from continuing operations of $262,000 adjusted for: non-cash interest expense of $41,000; depreciation and amortization of $155,000; and net changes in operating assets and liabilities of $185,000.

 Net cash used in investing activities of continuing operations for the three-month periods ended January 31, 2005 and 2004 was $9,000 and $30,000, respectively, and primarily relates to the purchase of property and equipment.

 Net cash used in financing activities of continuing operations for the three-month period ended January 31, 2004 was $22,000 and was due to payments on capital leases.

 We have an accumulated deficit of approximately $46.8 million as of January 31, 2005 as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment which may not be available to us.

 Since the beginning of April 2001, we have raised $5.7 million in debt financing.

 Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of January 31, 2005, we had $3.8 million of notes payable and convertible debentures which have matured as well as a significant amount of trade payables and accrued liabilities which are past due. We will continue to explore external financing opportunities and renegotiation of our short-term debt with our current financing partners in order to extend the terms or retire these obligations. Approximately 39% of the short-term debt is due to our senior management. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. Failure to obtain sufficient capital will materially affect our Company's operations and financial condition. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the three-month period ended January 31, 2005 were $19,000 and we do not anticipate significant spending for the remainder of fiscal year 2005.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. With an original maturity date of October 24, 2003, these Notes were amended subsequent to fiscal year 2002 to mature on February 24, 2004. Currently, these Notes have matured and are due on demand. These Notes continue to accrue interest at the stated rate. These Notes are secured by selected Company assets and are convertible into our common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. For the year ended October 31, 2002, an additional $402,433 was added to the Notes and an additional 402,433 warrants to acquire our common stock were issued in connection with the financing. During fiscal year 2004, the holders of the Notes elected to convert $877,500 of the Notes into 6,750,000 shares of our common stock. The outstanding balance of these Notes at January 31, 2005 totals $1,470,890.

 In January  2002,  we  executed a  6%  convertible  debenture  (the  "Second
 Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000 and had an original maturity date of January 28, 2003. The Second Debenture was amended subsequent to fiscal year 2002 to mature on November 8, 2004. The Second Debenture matured in November 2004 and is currently due on demand. Although no event of default has been declared by the lender, we are technically in default under this agreement and are currently negotiating with this party to extend the maturity date. The Second Debenture continues to accrue interest at the stated rate. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) Trading Days immediately preceding but not including the date of the related Notice of Conversion ("the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Second Debenture shall be at the Formula Conversion Price. During fiscal year 2003, GCA converted $50,000 of the Second Debenture and $3,463 of accrued interest into approximately 374,000 shares of common stock. During fiscal year 2004, GCA converted $10,000 of the Second Debenture and $730 of accrued interest into approximately 82,000 shares of our common stock. The outstanding balance on the Second Debenture is $490,000 at January 31, 2005.

 In November 2002, we executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note matured on November 8, 2004 and is currently due on demand. Although no event of default has been declared by the lender, we are technically in default under this agreement and are currently negotiating with this party to extend the maturity date. The GC-Note continues to accrue interest at the stated rate. We also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007.

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

 Recent Developments

 During February 2005, we issued, to a provider of legal and investment consulting services, warrants to acquire 1,000,000 shares of common stock at an exercise price of $0.78, which expire on February 28, 2008.

 Risk Factors

 Our cash flow may not be sufficient to satisfy our cost of operations

 For the three-month period ended January 31, 2005, we recorded a net loss of $236,000, for the year ended October 31, 2004, we recorded a net profit of $707,000 which included discontinued operations non-cash income of $1.5 million, and for the year ended October 31, 2003, we recorded a net loss of $6.6 million on revenues of $2.8 million, $13.4 million and $17.7 million, respectively. As a result, we currently have a significant working capital deficit. In addition, we have a significant amount of trade accounts payables and accrued liabilities, of which approximately 51% is past due. To be able to service our debt obligations over the course of the 2005 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations.

 Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2004, which states that "The Company has suffered recurring losses from continuing operations during each of the last three fiscal years. Additionally, at October 31, 2004, the Company's current liabilities exceeded its current assets by $9.3 million and the Company has a shareholders' deficit totaling $6.5 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern."

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

 We derive significant revenue from a customer

 We provided wholesale services to a customer who accounted for 14% of our overall revenue for the three-month period ended January 31, 2005. The loss of this customer could have an adverse effect on our financial position.

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

 Our OTC Bulletin Board listing negatively affects the liquidity of our common stock

 Our common stock currently trades on the OTC Bulletin Board. Therefore, no assurances can be given that a liquid trading market will exist at the time any stockholder desires to dispose of any shares of our common stock. In addition, our common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000, or $300,000 together with a spouse). For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


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

 31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

 32.1 Certificate of Chief  Executive Officer pursuant  to 18 U.S.C.  Section
 1350*

 32.2 Certificate of Chief  Financial Officer pursuant  to 18 U.S.C.  Section
 1350*

 * Filed herewith.


 SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

 Dated March 17, 2005