Form 10QSB
period 2005-04-30
DIAL THRU INTERNATIONAL CORP
filed 2005-06-14
CIK 913659

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

 (Mark One)

 [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended April 30, 2005
                                  -----------
                                       or

 [ ]   Transition Report Under Section 13 or 15(d) of the Exchange Act

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

                                (310) 566-1700
  ---------------------------------------------------------------------------
                         (Issuer's Telephone number)

                                     N/A
  ---------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 As of June 10, 2005, 23,022,129 shares of common stock, $.001 par value per share, were outstanding.

 Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                      ASSETS
                      ------                           April 30,    October 31,
                                                          2005         2004
                                                       ----------   ----------
                                                      (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                          $   597,361  $   586,389
   Trade accounts receivable, net of allowance
    for doubtful accounts of $98,136 at April 30,
    2005 and $122,291 at October 31, 2004                 988,096      841,127
   Prepaid expenses and other current assets              217,671      197,968
                                                       ----------   ----------
       Total current assets                             1,803,128    1,625,484
                                                       ----------   ----------

 PROPERTY AND EQUIPMENT, net                              594,669      869,957
 GOODWILL, net                                          1,796,917    1,796,917
 OTHER ASSETS                                              70,438       69,050
                                                       ----------   ----------
 TOTAL ASSETS                                         $ 4,265,152  $ 4,361,408
                                                       ==========   ==========
        LIABILITIES AND SHAREHOLDERS' DEFICIT
        -------------------------------------

 CURRENT LIABILITIES
   Capital lease obligation                           $   126,196  $   126,196
   Trade accounts payable                               3,425,993    2,791,545
   Accrued liabilities                                    984,101    1,142,829
   Accrued interest (including $833,238 to related
     parties at April 30, 2005 and $759,692 at
     October 31, 2004)                                  1,309,430    1,129,687
   Deferred revenue                                       372,158      380,444
   Deposits and other payables                            418,109      428,109
   Convertible debenture                                  490,000      490,000
   Notes payable to related parties                     1,470,890    1,470,890
   Net current liabilities from
     discontinued operations                            1,100,000    1,100,000
                                                       ----------   ----------
       Total current liabilities                        9,696,877    9,059,700
                                                       ----------   ----------

 NOTE PAYABLE                                           1,250,000    1,250,000
 CONVERTIBLE DEBENTURE                                    574,597      574,597

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
    shares authorized; none issued and outstanding              -            -
   Common stock, $.001 par value; 84,169,100 shares
    authorized; 23,034,151 shares issued at April
    30, 2005 and October 31, 2004                          23,034       23,034
   Additional paid-in capital                          40,215,414   40,055,719
   Accumulated deficit                                (47,439,900) (46,546,772)
   Treasury stock, 12,022 common shares at cost           (54,870)     (54,870)
                                                       ----------   ----------
       Total shareholders' deficit                     (7,256,322)  (6,522,889)
                                                       ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $ 4,265,152  $ 4,361,408
                                                       ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.


            DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                            Three Months Ended           Six Months Ended
                                                 April 30,                   April 30,
                                         ------------------------    ------------------------
                                            2005          2004          2005          2004
                                         ----------    ----------    ----------    ----------
 REVENUES                               $ 2,864,960   $ 3,342,892   $ 5,649,212   $ 7,687,584

 COSTS AND EXPENSES
   Costs of revenues                      2,385,165     2,594,185     4,382,579     5,921,246
   Sales and marketing                       42,919        81,253        97,528       214,331
   General and administrative               849,937       824,647     1,600,018     1,676,437
   Depreciation and amortization            150,415       153,286       296,649       308,040
   Gain on disposal of equipment                  -             -        (8,800)     (225,000)
   Gain on settlement of liabilities              -      (225,000)            -             -
                                         ----------    ----------    ----------    ----------
 Total costs and expenses                 3,428,436     3,428,371     6,367,974     7,895,054
                                         ----------    ----------    ----------    ----------

 Operating loss                            (563,476)      (85,479)     (718,762)     (207,470)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs     (54,092)      (92,224)     (108,181)     (187,819)
   Related party interest expense           (36,772)      (58,710)      (73,544)     (117,420)
   Foreign currency exchange
     gains (losses)                          (2,788)       (3,587)        7,359        11,161
                                         ----------    ----------    ----------    ----------
   Total other expense, net                 (93,652)     (154,521)     (174,366)     (294,078)

                                         ----------    ----------    ----------    ----------
 LOSS FROM CONTINUING OPERATIONS           (657,128)     (240,000)     (893,128)     (501,548)

 INCOME FROM DISCONTINUED OPERATIONS,
   net of income taxes of $0 for all
   periods                                        -             -             -     1,501,147
                                         ----------    ----------    ----------    ----------
 NET INCOME (LOSS)                      $  (657,128)  $  (240,000)  $  (893,128)  $   999,599
                                         ==========    ==========    ==========    ==========

 NET INCOME (LOSS) PER SHARE:
   Basic and diluted net income
     (loss) per share
      Continuing operations                   (0.03)        (0.01)        (0.04)        (0.03)
      Discontinued operations                  0.00          0.00          0.00          0.09
                                         ----------    ----------    ----------    ----------
                                        $     (0.03)  $     (0.01)  $     (0.04)  $      0.06
                                         ==========    ==========    ==========    ==========
 WEIGHTED AVERAGE SHARES USED IN THE
   CALCULATION  OF PER SHARE AMOUNTS:
      Basic and diluted weighted
        average common shares            23,022,129    16,189,781    23,022,129    16,189,781
                                         ==========    ==========    ==========    ==========

 The accompanying notes are an integral part of these consolidated financial statements.


            DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                          Six Months Ended
                                                              April 30,
                                                      ------------------------
                                                          2005         2004
                                                      ----------    ----------
 CASH FLOWS FROM OPERATING ACTIVITIES OF
   CONTINUING OPERATIONS
  Net loss from continuing operations                $  (893,128)  $  (501,548)
  Adjustments to reconcile net loss from
   continuing operations to net cash
   provided by operating activities:
    Gain from disposal of fixed assets                    (8,800)            -
    Bad debt expense                                     (21,000)            -
    Non-cash interest expense                                  -        86,362
    Gain on settlement of liabilities                          -      (225,000)
    Depreciation and amortization                        296,649       308,040
    Warrants issued for legal services                   159,695             -
    (Increase) decrease in:
      Trade accounts receivable                         (125,969)      162,030
      Prepaid expenses and other current assets          (19,703)        8,196
      Other assets                                        (1,388)       (1,500)
    Increase (decrease) in:
      Trade accounts payable                             634,448       (96,044)
      Accrued liabilities                                 21,015       479,021
      Deferred revenue                                    (8,286)          221
      Deposits and other payables                        (10,000)       (2,500)
                                                      ----------    ----------
  Net cash provided by operating activities
    of continuing operations                              23,533       217,278
                                                      ----------    ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   OF CONTINUING OPERATIONS
  Purchase of property and equipment                     (22,561)      (81,531)
  Proceeds from sale of fixed assets                      10,000             -
                                                      ----------    ----------
  Net cash used in investing activities
    of continuing operations                             (12,561)      (81,531)
                                                      ----------    ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   OF CONTINUING OPERATIONS
  Payments on capital leases                                   -       (34,397)
                                                      ----------    ----------
  Net cash used in financing activities
   of continuing operations                                    -       (34,397)
                                                      ----------    ----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS                10,972       101,350

 Cash and cash equivalents at beginning of period        586,389       505,256
                                                      ----------    ----------
 Cash and cash equivalents at end of period          $   597,361   $   606,606
                                                      ==========    ==========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                             $         -   $         -

 SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND
  FINANCING ACTIVITIES
  Beneficial conversion feature of convertible
    debentures recorded as debt discount             $         -   $   104,085
  Note payable exchanged for convertible debenture             -       550,000
  Conversion of accrued interest to debt                       -        24,597


 The accompanying notes are an integral part of these consolidated financial statements.

                     DIAL THRU INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Dial Thru International Corporation and its subsidiaries, "DTI" or "the Company", included in this Form 10-QSB are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and six month periods ended April 30, 2005 and 2004 have been included. Operating results for the three and six month periods ended April 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2004.

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

 The Company has recently introduced Internet phones to the end user, business or consumer. These phones allow the user to make calls from phone to phone absolutely free and enjoy huge savings using these phones at their home or office and traveling domestically or abroad as their phone and number follow them everywhere. Not only does the customer enjoy huge savings in local, long distance and international calling, they can save by not having to pay for taxes and regulatory fees customary with normal phone lines. In addition, bulk minute buying, such as unlimited calling to the U.S. from abroad for a single user has set a new standard for international calling.

 Estimates and Assumptions
 -------------------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


 NOTE 2 - GOING CONCERN

 The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute is strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $47.4 million as well as a working capital deficit of approximately $7.9 million as of April 30, 2005. Funding of the Company's working capital deficit, current and future operating losses, and expansion will require continuing capital investment. The Company expects to fund these cash requirements through debt facilities, additional equity financing and potentially through cash generated by operations. The Company currently has no commitments for additional funding or credit facilities.

 Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations and expansion strategies. As of April 30, 2005, the Company's short-term debt to third parties has matured and is currently due on demand. (See Note 9 Subsequent Event.) The Company will continue to explore external financing opportunities and renegotiation of its short-term debt with its current financing partners in order to extend the terms or retire these obligations. At April 30, 2005, approximately 75% of the short-term debt is due to the senior management of the Company.

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


 NOTE 3 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company provided wholesale services to two customers, each of which accounted for 13% of the overall revenue of the Company for the three months ended April 30, 2005. No customers accounted for more than 10% of sales during the six months ended April 30, 2005. The Company provided wholesale services to another customer which accounted for 15% of the Company's trade accounts receivable at April 30, 2005.

 The Company provided wholesale services to a customer which accounted for 23% and 21% of the overall revenue of the Company for the three and six months ended April 30, 2004, respectively, and 17% of the Company's trade accounts receivable at April 30, 2004.


 NOTE 4 - STOCK-BASED COMPENSATION

 The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, no compensation expense has been recognized for its employee stock options in the financial statements during the three and six months ended April 30, 2005 and 2004 as the fair market value on the grant date approximates the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss from continuing operations for the three and six months ended April 30, 2005 and 2004 would have been as follows:

                               Three Months                  Six Months
                              Ended April 30,              Ended April 30,
                          ------------------------    ------------------------
                             2005          2004          2005          2004
                          ----------    ----------    ----------    ----------
 Net loss from
  continuing operations,
  as reported            $  (657,128)  $  (240,000)  $  (893,128)  $  (501,548)
 Deduct: Stock based
  employee compensation
  expense determined
  under fair value
  based method                (3,554)      (34,928)       (7,188)      (73,111)
                          ----------    ----------    ----------    ----------
  Pro forma net loss     $  (660,682)  $  (274,928)  $  (900,316) $   (574,659)
                          ==========    ==========    ==========    ==========

  Net loss per share
    As reported
     Basic and diluted   $     (0.03)  $     (0.01) $      (0.04) $      (0.03)
                          ==========    ==========    ==========    ==========
 Proforma
  Basic and diluted      $     (0.03)  $     (0.02) $      (0.04) $      (0.04)
                          ==========    ==========    ==========    ==========

 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings or losses for future periods.

 No options were granted during the six months ended April 30, 2005 or 2004.

 In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("Statement 123(R)"), "Share-Based Payment", which revised SFAS No. 123, "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim or annual financial reporting period beginning after December 15, 2005. The Company will adopt the statement on February 1, 2006 as required. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net loss and net loss per share in the table above.


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

 Canmax Retail Systems
 ---------------------
 During the first quarter of fiscal year 2004, the Company received final written communications from the State of Texas that it is demanding payment of sales taxes (including penalties and interest) totaling $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000. During the first quarter of fiscal year 2004, the Company accrued an additional $750,000. The sales tax amount due is attributable to audit findings associated with the Company's former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after the Company changed its business model from a focus on domestic prepaid phone cards to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets. The State of Texas determined that the Company did not properly remit sales tax on certain transactions. The Company's current and former management believes that the amount due has not been properly assessed and will continue to pursue a lesser settlement amount. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, the amount was classified as Discontinued Operations. The amount that the State of Texas assessed of $1.1 million has been accrued as a liability and is included in the Balance Sheet as Discontinued Operations. (See Note 7.)


 NOTE 6 - RESOLUTION OF VENDOR DISPUTE

 During the first quarter of fiscal year 2005, the Company recorded a reduction of $283,138 to Costs of Revenues in its Consolidated Statement of Operations. This amount represents the favorable resolution of a dispute with one of the Company's vendors. This amount had been recorded as Costs of Revenues in prior periods.


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

 The State of Texas ("State") performed a sales tax audit of the Company's former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that the Company did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. The Company's current and former management filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions and the failure of the State to credit the Company's account for sales tax remittances. In correspondence from the
 State in June 2003, the State agreed to consider certain offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on this correspondence with the State, management's estimate of the potential liability was originally recorded at $350,000 during the fiscal year ended October 31, 2003. Based on further correspondence with the State, this estimated liability was increased to $1.1 million during the first quarter of fiscal year 2004. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, it was classified separately during the first quarter of fiscal year 2004 in discontinued operations, and is included in the April 30, 2005 and October 31, 2004 consolidated balance sheets in "Net current liabilities from discontinued operations". Management believes that Canmax properly remitted an appropriate amount of sales tax to Texas, and management does not believe the State's position reflects the appropriate amount of tax remitted during the audit period mentioned above and will continue to pursue this issue with the State. The Company is also aggressively pursuing the collection of unpaid sales taxes from former customers of Canmax, though there can be no assurance that the Company will be successful with respect to such collections.

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


 NOTE 8 - WARRANTS ISSUED FOR PROFESSIONAL SERVICES

 During the quarter ended April 30, 2005, the Company issued, to a provider of legal and investment consulting services, warrants to acquire 1,000,000 shares of common stock at an exercise price of $0.78, which expire on February 28, 2008. The Company recorded $159,695, the fair value of the warrants, to general and administrative expense during the quarter ended April 30, 2005.


 NOTE 9 - SUBSEQUENT EVENT

 Subsequent to the quarter ended April 30, 2005, the Company amended its note payable with Global Capital Funding Group L.P. and its convertible debentures with GCA Strategic Investment Fund Limited to provide new maturity dates at various times ranging from November 26, 2005 through February 29, 2008.


 NOTE 10 - RECLASSIFICATIONS

 Certain reclassifications were made to the 2004 consolidated financial statements to conform to current year presentation.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OR PLAN OF OPERATION.

 The following discussion and analysis of financial condition and results of operations covers the three and six-month periods ended April 30, 2005 and 2004 and should be read in conjunction with our financial statements and the notes thereto.

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

 Goodwill

 Effective November 1, 2001, we adopted SFAS No, 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under SFAS 142, goodwill is no longer amortized, but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS 142, an annual impairment test of goodwill was performed by an independent valuation firm in the fourth quarter of fiscal year 2004. The results of this impairment test indicated goodwill was not impaired. The impairment test process is detailed below.

 We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. Performance of the impairment test involves a two-step process. The first step compares the fair value of our single reporting unit to its carrying amount. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices, and further substantiated through the use of other generally accepted valuation methods. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. Historically, the impairment test has shown that the carrying value is less than fair value. The second step of the process is only performed if a potential impairment exists, as indicated by step one, and involves determining the difference between the fair values of the reporting unit's net assets, other than goodwill, as compared to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. We determine our reporting units, for purposes of testing for impairment, by determining (i) how we manage our operations, (ii) if a component of an operating unit constitutes a business for which discrete financial information is available and our management regularly review such financial information, and (iii) how the acquired entity is integrated with our operations. Based on these criteria, we determined that we have a single reporting unit.

 In order to determine the fair value of our reporting unit under SFAF 142, we consider the following two approaches:

           * Market Approach - Under the market approach, recent sales of comparable companies or securities are analyzed to determine the value for a particular asset under study. Adjustments are made to the sales data to account for differences between the subject asset and the comparables. The market approach is most applicable to assets that are homegenous in nature and are actively traded. Relative to other approaches to value, the key strength of the market approach is that it provides objective indications of value while requiring relatively few assumptions be made.
           * Income Approach - This approach measures the present worth of anticipated future net cash flows generated by the business. Net cash flows are forecast for an appropriate period and then discounted to present value using an appropriate discount rate. Net cash flow forecasts require analysis of the significant variables influencing revenues, expenses, working capital, and capital investment. An income approach methodology is generally useful because it accounts for the specific contribution of fundamental factors impacting those variables that affect the value of the business.

 According to SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement of fair value, if available. As of October 31, 2004, our market capitalization was $2,303,415, determined by taking the shares outstanding as of that date multiplied by our stock price of $0.10. We added interest bearing debt and operating liabilities (excluding net current liabilities of discontinued operations), adjusted downward to a fair value estimate of 25%, resulting in a fair value of assets of approximately $4.75 million. This amount exceeds the carrying value of our assets (the value of our assets as reported in our financial statements), including goodwill, of $4,361,408. While our market capitalization renders a minority interest valuation, because shares of the Company represent minority interests, the fair value of assets exceeds its carrying value even without the application of a control premium as recommended by SFAS 142. However, we believe that the application of the market approach necessitates additional analysis for three reasons (i) we have generated no analyst coverage to provide information about the stock to the public, suggesting that the market price may not reflect available information, (ii) our stock price demonstrated volatility as of the valuation date, and (iii) our stock is thinly traded with no organization making an active market in the stock. These factors suggest that our stock price, when taken in isolation, may not be sufficient evidence of fair value. In estimating the fair value of a reporting unit, a valuation technique based on multiples of earnings or revenues or a similar performance measure may be used if that technique is consistent with the objective of measuring fair value. As further support for our market approach, we calculated the Business Enterprise Value (BEV) for five other telecommunications companies which provide services similar to those that we provide. The BEV is determined by taking the market capitalization of a public enterprise, adding their debt and subtracting any cash equivalents. The resulting value is divided by annual revenue in order to determine a reasonable multiple that can be applied to us. We averaged the multiple of these five companies, trading on average at 2.1 times their annual revenue obtained from their most recent published financials, and applied the result to our 2004 fiscal year revenues. The resulting BEV for us was well in excess of the fair value of our assets calculated above. As a result, we determined that the fair value of our Company exceeds its carrying amount, and therefore that goodwill is not impaired.

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

 RESULTS OF OPERATIONS

 The following table presents our operating results for the three and six-month periods ended April 30, 2005 and 2004 as well as a comparison of the percentage change of our operating results from the three and six-month periods ended April 30, 2004 to the corresponding periods ended April 30, 2005:

                                                                % Change                               % Change
                                                            Three Months Ended                     Six Months Ended
                                                                April 30,                             April 30,
                                                                 2004 to                               2004 to
                                                               Three Months                          Six Months
                                         Three Months Ended        Ended       Six Months Ended         Ended
                                             April 30,        April 30, 2005       April 30,        April 30, 2005
                                       ----------------------    Increase    ----------------------    Increase
                                         2005         2004      (Decrease)     2005         2004      (Decrease)
                                       ---------    ---------   ----------   ---------    ---------   ----------
 REVENUES                             $2,864,960   $3,342,892      (14%)    $5,649,212   $7,687,584      (27%)

  COSTS AND EXPENSES
  Costs of revenues                    2,385,165    2,594,185       (8%)     4,382,579    5,921,246      (26%)
  Sales and marketing                     42,919       81,253      (47%)        97,528      214,331      (54%)
  General and administrative             849,937      824,647        3%      1,600,018    1,676,437       (5%)
  Depreciation and amortization          150,415      153,286       (2%)       296,649      308,040       (4%)
  Gain on disposal of equipment                -            -        -          (8,800)    (225,000)     (96%)
  Gain on settlement of liabilities            -     (225,000)    (100%)             -            -        -
                                       ---------    ---------   ----------   ---------    ---------   ----------
  Total costs and expenses             3,428,436    3,428,371        0%      6,367,974    7,895,054      (19%)
                                       ---------    ---------   ----------   ---------    ---------   ----------

  Operating loss                        (563,476)     (85,479)     559%       (718,762)    (207,470)     246%

 OTHER INCOME (EXPENSE)
  Interest expense and
    financing costs                      (54,092)     (92,224)     (41%)      (108,181)    (187,819)     (42%)
  Related party interest
    expense                              (36,772)     (58,710)     (37%)       (73,544)    (117,420)     (37%)
  Foreign currency exchange
    gains (losses)                        (2,788)      (3,587)     (22%)         7,359       11,161      (34%)
                                       ---------    ---------   ----------   ---------    ---------   ----------
  Total other expense, net               (93,652)    (154,521)     (39%)      (174,366)    (294,078)     (41%)

                                       ---------    ---------   ----------   ---------    ---------   ----------
 LOSS FROM CONTINUING OPERATIONS        (657,128)    (240,000)     174%       (893,128)    (501,548)      78%

 INCOME FROM DISCONTINUED OPERATIONS           -            -        -               -    1,504,147        -
                                       ---------    ---------   ----------   ---------    ---------   ----------
 NET INCOME (LOSS)                    $ (657,128)  $ (240,000)     174%     $ (893,128)  $  999,599     (189%)
                                       =========    =========   ==========   =========    =========   ==========
 NET INCOME (LOSS) PER SHARE:
   Basic and diluted net income
    (loss) per share
     Continuing operations            $    (0.03)  $    (0.01)              $    (0.04)  $    (0.03)
     Discontinued operations                   -            -                        -         0.09
                                       ---------    ---------                ---------    ---------
                                      $    (0.03)  $    (0.01)              $    (0.04)  $     0.06
                                       =========    =========                =========    =========
 WEIGHTED AVERAGE SHARES USED IN THE
  CALCULATION OF PER SHARE AMOUNTS:
     Basic and diluted weighted
       average common shares          23,022,129   16,189,781               23,022,129   16,189,781
                                      ==========   ==========               ==========   ==========


 RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND SIX-MONTH PERIODS ENDED APRIL 30, 2005 and 2004

 REVENUES

 For the three-month period ended April 30, 2005, 77% and 23% of our revenues were derived from our wholesale and retail customers, respectively, compared to 74% and 26%, respectively, for the three-month period ended April 30, 2004. Our wholesale revenues have decreased by 11% from the three-month period ended April 30, 2004 compared to the three-month period ended April 30, 2005, while our retail revenues have decreased by 25% over the comparable period.

 For the six-month period ended April 30, 2005, 74% and 26% of our revenues were derived from our wholesale and retail customers, respectively, compared to 76% and 24%, respectively, for the six-month period ended April 30, 2004. Our wholesale revenues have decreased by 29% from the six-month period ended April 30, 2004 compared to the six-month period ended April 30, 2005, while our retail revenues have decreased by 20% over the comparable period.

 The decrease in wholesale revenues for the three and six-month periods ended April 30, 2005 compared to the same period in fiscal 2004 is attributable to a decrease in the number of termination opportunities available to us to offer our customers. Due to the competitive nature of the wholesale telecommunications business, our customers frequently request a reduction in the per minute termination rates that we offer them. At times, our suppliers are not able to offer us lower rates in order to maintain the minutes we are terminating to them. As a result, our wholesale revenues fluctuate depending on the number of termination opportunities available to us at any one time. We are working with new providers in an effort to recapture our lost revenue, though the ultimate results of these discussions cannot be predicted with any certainty. If we are unable to attract and retain new wholesale customers, our wholesale revenues will continue to erode.

 The decrease in retail revenues for the three and six-month periods ended April 30, 2005 compared to the same period in fiscal 2004 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets. The March 2003 redeployment of troops into Iraq, where we have not historically provided long distance service, resulted in a decline in our retail sales to these military customers who were previously stationed in foreign markets that we serviced. During the first five months of the current fiscal year, we offered services to U.S. troops in Iraq on a limited basis. We anticipate offering these services again during the last part of fiscal year 2005. We are exploring opportunities to grow our retail business, utilizing our in-house sales group and our outside agents, through the introduction of new products and services, focusing our efforts principally on the sale of Internet phones that allow users to connect specialized Internet phones to their existing Dial-Up or DSL Internet connections. If we are unable to stabilize our retail revenues from the U.S. military and grow our retail revenues from VoIP-based products, this category of revenue will also continue to decline.

 OPERATING EXPENSES

 Costs of Revenues: Our costs of revenues as a percentage of revenues have increased from 78% for the three-month period ended April 30, 2004 to 83% for the three-month period ended April 30, 2005. This increase was primarily due to a lower average margin per minute relating to our wholesale business. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products and total revenue for each period.

 Our costs of revenues as a percentage of revenues have increased from 77% for the six-month period ended April 30, 2004 to 78% for the six-month period ended April 30, 2005. Included within our costs of revenues for the six-month period ended April 30, 2005 is a reduction of costs in the amount of $283,138 relating to the favorable resolution of a dispute with one of our vendors. These costs were originally recorded to costs of revenues in prior periods. Had this dispute resolution not occurred during the six-month period ended April 30, 2005, our costs of revenues as a percentage of revenues would have been 83% for the period. The increase from the six-month period ended April 30, 2004 to the six-month period ended April 30, 2005 is primarily due to the reason cited above for the three-month period comparison.

 Sales and Marketing Expenses: A significant component of our revenue is generated by outside agents or through periodic newspaper advertising, which is managed by a small in-house sales and marketing organization.

 The reduction in our sales and marketing costs for the three and six-month periods ended April 30, 2005 compared to the three and six-month periods ended April 30, 2004 is primarily due to a reduction in our sales personnel and lower agent commission costs, which are paid as a percentage of our revenue. During the three and six-month periods ended April 30, 2005, we have focused our attention on increasing revenues through the efforts of our agents. We will continue to focus our sales and marketing efforts on periodic newspaper advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 General and Administrative Expenses: During the three-month period ended April 30, 2005, we issued, to a provider of legal and investment consulting services, warrants to acquire 1,000,000 shares of common stock. Relating to this issuance of warrants, we recorded $159,695, the fair value of the warrants, to general and administrative expense. Excluding this non-cash expense amount, general and administrative expenses would have decreased by 16% and 14% for the three and six-month periods ended April 30, 2005 compared to the three and six-month periods ended April 30, 2004, respectively. This reduction has been accomplished primarily through the elimination of personnel and personnel related costs. However, due to the overall decline in revenue and the fixed nature of our general and administrative expenses, as a percentage of revenue, our general and administrative expenses have increased. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support the current and anticipated future business.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization has decreased as a larger portion of our assets still in use have become fully depreciated, including a majority of the assets acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network.

 INTEREST EXPENSE AND FINANCING COSTS

 Interest expense and financing costs for the three and six-month periods ended April 30, 2005 were due primarily to interest expense on our convertible debentures, notes payable and notes payable to related parties. Interest expense and financing costs for the three and six-month periods ended April 30, 2004 were due primarily to interest expense and the amortization of deferred financing fees and debt discount on our convertible debentures, notes payable and notes payable to related parties. The decrease in interest expense and financing costs from the three and six-month periods ended April 30, 2004 to the three and six-month periods ended April 30, 2005 primarily relates to the reduction in such amortization due to our convertible debentures and note payable reaching their maturity dates during fiscal year 2004 and all associated debt discounts and deferred financing fees being fully amortized. A further explanation of these changes can be found in the Liquidity and Capital Resources section.

 INCOME FROM DISCONTINUED OPERATIONS

 Income from discontinued operations for the six-month period ended April 30, 2004 relates to an increase in the Company's estimated sales tax liability of $750,000, offset by the write-off of the remaining net liability of our German subsidiary, Rapid Link Telecommunications GMBH, totaling $2,250,000.

 In the fourth quarter of fiscal 2003, Rapid Link Telecommunications GMBH filed for insolvency. The net liability associated with the disposal of the assets and liabilities of Rapid Link Telecommunications GMBH of approximately $2.3 million was included in the balance sheet at October 31, 2003 and classified as Discontinued Operations. During fiscal year 2004, we determined that we no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Telecommunications GMBH. Accordingly, we wrote off the remaining net liability of $2,251,000 and included the gain in Discontinued Operations during the first quarter of fiscal year 2004.

 During the first quarter of fiscal year 2004, we received final written communications from the State of Texas that it is demanding payment of sales taxes (including penalties and interest) totaling $1.1 million. We had previously accrued an estimated settlement amount of $350,000. Accordingly, we accrued an additional $750,000. The sales tax amount due is attributable to audit findings of our former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after we changed our business model from a focus on domestic prepaid phone cards to international wholesale and retail business. The State of Texas determined that we did not properly remit sales tax on certain transactions. Management believes that the amount due has been improperly assessed and will continue to pursue a lesser settlement amount, though we cannot assure you that this matter will be resolved in our favor. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, this amount was classified during the three-month period ended January 31, 2004 as Discontinued Operations. (See Note 5 to the Consolidated Financial Statements.)

 LIQUIDITY AND CAPITAL RESOURCES

 Although we have reduced our operating loss, to date we have been generally unable to achieve positive cash flow on a quarterly basis primarily due to the fact that our present lines of business do not generate a volume of business sufficient to cover our overhead costs. Our audit report for the fiscal year ended October 31, 2004 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

 We have violated certain requirements of our convertible debt agreements relating to failure to register the underlying securities, and timely payment of principal and interest, including payment in full on the maturity date of the notes, either through the issuance of common stock, or payment in cash. Our lenders have not declared us in default and have allowed us to continue to operate. On June 1, 2005, we and our third-party lenders agreed to amendments to our notes payable and convertible debenture agreements to extend the maturity dates to various times ranging from November 26, 2005 through February 29, 2008. Approximately $2.3 million is due to two of our executives and a director.

 Furthermore, we frequently are not able to make timely payment to our trade creditors. As of April 30, 2005, approximately $2.3 million, representing approximately 49% of our trade accounts payable and accrued liabilities, were past due. Although formal payment terms have not been negotiated with most of these vendors, we continue to make regular payments, or provide opportunities for the vendors to send us telecommunications traffic in return for a reduction in our debt to them. These vendors have not stopped providing services to us. If these vendors were to stop providing services to us, our ability to continue to operate would be jeopardized. We continue to seek sources of working capital sufficient to fund delinquent balances and meet ongoing obligations, though our success on that front has been limited.

 Our future operating success is dependent on our ability to quickly generate positive cash flow from our VoIP lines of products and services. Our major growth areas are anticipated to include the establishment of additional wholesale points of termination to offer our existing wholesale and retail customers, and the introduction of new retail VoIP products (see "General"), both domestically and internationally. We anticipate a $300-500,000 cash shortfall from operations during the next twelve months, however we are currently pursuing retail and wholesale opportunities that we believe will eliminate this shortfall. There can be no assurance that we will be successful in implementing these opportunities. We do not have any capital equipment commitments during the next twelve months. We are actively pursuing debt or equity financing opportunities to continue our business. Any failure of our business plan, including the risk and timing involved in rolling out retail products to end users, to generate positive cash flow could result in a significant cash flow crisis and could force us to seek alternative sources of financing as discussed, or to greatly reduce or discontinue operations. Although various possibilities for obtaining financing or effecting a business combination have been discussed from time to time, there are no agreements with any party to raise money or for us to combine with another entity and we cannot assure you that we will be successful in our search for investors or lenders. Any additional financing we may obtain will involve material and substantial dilution to existing stockholders. In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders. If we are unable to obtain additional financing, our operations in the short term will be materially affected and we may not be able to remain in business. These circumstances raise substantial doubt as to the ability of our Company to continue as a going concern.

 At April 30, 2005, we had cash and cash equivalents of $597,000, an increase of $11,000 from the balance at October 31, 2004. We had significant working capital deficits at both April 30, 2005 and October 31, 2004.

 Net cash provided by operating activities of continuing operations was $24,000 and $217,000 for the six-month periods ended April 30, 2005 and 2004, respectively. The net cash provided by operating activities of continuing operations for the six-month period ended April 30, 2005 was primarily due to a net loss from continuing operations of $893,000 adjusted for: depreciation and amortization of $297,000; warrants issued for professional services of $160,000; net changes in operating assets and liabilities of $490,000; offset by bad debt expense of $21,000. For the six-month period ended April 30, 2004, the net cash provided by operating activities of continuing operations was due to a net loss from continuing operations of $502,000 adjusted for: non-cash interest expense of $86,000; depreciation and amortization of $308,000; net changes in operating assets and liabilities of $549,000; offset by gain on settlement of liabilities of $225,000.

 Net cash used in investing activities of continuing operations for the six-month periods ended April 30, 2005 and 2004 was $13,000 and $82,000, respectively, and primarily relates to the purchase of property and equipment.

 Net cash used in financing activities of continuing operations for the six-month period ended April 30, 2004 was $34,000 and was due to payments on capital leases.

 We have an accumulated deficit of approximately $47.4 million as of April 30, 2005 as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment which may not be available to us.

 Since the beginning of April 2001, we have raised $5.7 million in debt financing.

 Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of April 30, 2005, we had $3.8 million of notes payable and convertible debentures which have matured as well as a significant amount of trade payables and accrued liabilities which are past due. We will continue to explore external financing opportunities and renegotiation of our short-term debt with our current financing partners in order to extend the terms or retire these obligations. Approximately 75% of the short-term debt is due to our senior management. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. Failure to obtain sufficient capital will materially affect our Company's operations and financial condition. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the six-month period ended April 30, 2005 were $23,000 and we do not anticipate significant spending for the remainder of fiscal year 2005.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. With an original maturity date of October 24, 2003, these Notes were amended subsequent to fiscal year 2002 to mature on February 24, 2004. Currently, these Notes have matured and are due on demand. These Notes continue to accrue interest at the stated rate. These Notes are secured by selected Company assets and are convertible into our common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. For the year ended October 31, 2002, an additional $402,433 was added to the Notes and an additional 402,433 warrants to acquire our common stock were issued in connection with the financing. During fiscal year 2004, the holders of the Notes elected to convert $877,500 of the Notes into 6,750,000 shares of our common stock. The outstanding balance of these Notes at April 30, 2005 totals $1,470,890.

 In January  2002,  we  executed a  6%  convertible  debenture  (the  "Second
 Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000 and had an original maturity date of January 28, 2003. We also issued to the holder of the Second Debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The Second Debenture was amended in January 2003 to mature on November 8, 2004. In connection with this January 2003 amendment of the Second Debenture, we adjusted the exercise price of the previously issued warrants to $0.21 per share and also issued to the holder of the Second Debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.21 per share, which expire on February 8, 2008. The Second Debenture was amended again in June 2005, which extended the maturity date to November 26, 2005. In connection with this June 2005 amendment of the Second Debenture, we also issued to the holder of the Second Debenture 100,000 shares of our common stock, warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 110,000 shares of our common stock at an exercise price of $0.11 per share, all of which expire on June 1, 2010. The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion Price") and (ii) 85% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) trading days immediately preceding but not including the date of the related notice of conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Second Debenture shall be automatically converted into shares of our common stock at the Formula Conversion Price. During fiscal year 2003, GCA converted $50,000 of the Second Debenture and $3,463 of accrued interest into approximately 374,000 shares of common stock. During fiscal year 2004, GCA converted $10,000 of the Second Debenture and $730 of accrued interest into approximately 82,000 shares of our common stock. The outstanding balance on the Second Debenture is $490,000 at April 30, 2005.

 In November 2002, we executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., which provided financing of $1,250,000. The GC-Note matured on November 8, 2004. We also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007. In June 2005, the GC-Note was replaced by a convertible note ("GC-Conote"). The GC-Conote matures on February 29, 2008, and the annual interest rate due on this convertible note is 10.08%. The conversion price is equal to 80% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) trading days immediately preceding the date of the related notice of conversion. In addition, we issued to the holder of the GC-Conote 100,000 shares of our common stock, warrants to purchase 500,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 125,000 shares of our common stock at an exercise price of $0.11 per share, all of which expire on June 1, 2010. In addition, interest of approximately $350,000 due on the GC-Note at the time of replacement by the GC-Conote was converted to a non-interest bearing note payable, which matures on March 30, 2007.

 In July 2003, we executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's maturity date was December 23, 2003. We also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. Per the terms of the GCA-Note agreement, in the event the GCA-
 Note is not repaid in full within 10 days of the maturity date, the terms of the GCA-Note shall become the same as those of the Second Debenture. Effective January 2, 2004, the GCA-Note was replaced by a convertible debenture ("GCA-Debenture") with the same terms as those of the Second Debenture, which had a maturity date of November 8, 2004. The principal balance of the GCA-Debenture was $574,597, which included $24,597 of interest due on the GCA-Note at the time it was replaced by the GCA-Debenture. The GCA-Debenture was amended in June 2005, to extend the maturity date to November 26, 2006. In connection with this June 2005 amendment of the GCA-Debenture, we also issued to the holder of the GCA-
 Debenture 40,000 shares of our common stock, and warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share, which expire on June 1, 2010. The outstanding balance on the GCA-Debenture is $574,597 at April 30, 2005.

 Risk Factors

 Our cash flow may not be sufficient to satisfy our operations

 For the six-month period ended April 30, 2005, we recorded a net loss of $893,000, for the year ended October 31, 2004, we recorded a net profit of $707,000 which included discontinued operations non-cash income of $1.5 million, and for the year ended October 31, 2003, we recorded a net loss of $6.6 million on revenues of $5.6 million, $13.4 million and $17.7 million, respectively. As a result, we currently have a significant working capital deficit. In addition, we have a significant amount of trade accounts payables and accrued liabilities, of which approximately 49% is past due. To be able to service our debt obligations over the course of the 2005 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations.

 Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2004, which states that "The Company has suffered recurring losses from continuing operations during each of the last three fiscal years. Additionally, at October 31, 2004, the Company's current liabilities exceeded its current assets by $9.3 million and the Company had a shareholders' deficit totaling $6.5 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern."

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


 PART II.  OTHER INFORMATION

 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 During the quarter ended April 30, 2005, Dial Thru International Corporation issued, to a provider of legal and investment consulting services, warrants to acquire 1,000,000 shares of common stock at an exercise price of $0.78 per share, which warrants expire February 28, 2008. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were issued to a single purchaser with financial experience who had a pre-existing relationship with us.

 Item 6. Exhibits and Reports on Form 8-K.

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

 Dated June 14, 2005