Form 10QSB
period 2005-07-31
DIAL THRU INTERNATIONAL CORP
filed 2005-09-14
CIK 913659

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

 (Mark One)

 [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended July 31, 2005
                                  -----------
                                       or

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

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 As of September 10, 2005, 23,788,323 shares of common stock, $.001 par value per share, were outstanding.

 Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

             DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (unaudited)


                      ASSETS
                      ------                            July 31,   October 31,
                                                          2005         2004
                                                       ----------   ----------
                                                      (unaudited)

 CURRENT ASSETS
   Cash and cash equivalents                          $   371,823  $   586,389
   Trade accounts receivable (net of allowance
    for doubtful accounts of  $435,112 at July 31,
    2005 and $122,291 at October 31, 2004)                411,373      841,127
   Prepaid expenses and other current assets              169,000      197,968
                                                       ----------   ----------
       Total current assets                               952,196    1,625,484
                                                       ----------   ----------
 PROPERTY AND EQUIPMENT, net                              454,764      869,957
 GOODWILL, net                                          1,796,917    1,796,917
 OTHER ASSETS                                              71,248       69,050
                                                       ----------   ----------
 TOTAL ASSETS                                         $ 3,275,125  $ 4,361,408
                                                       ==========   ==========

        LIABILITIES AND SHAREHOLDERS' DEFICIT
        -------------------------------------

 CURRENT LIABILITIES
   Capital lease obligation                           $   126,196  $   126,196
   Trade accounts payable                               3,349,686    2,791,545
   Accrued liabilities                                    890,667    1,142,829
   Accrued interest (including $870,012 to related
     parties at July 31, 2005 and $759,692 at
     October 31, 2004)                                    967,838    1,154,284
   Deferred revenue                                       391,220      380,444
   Deposits and other payables                            418,109      428,109
   Note payable                                                 -    1,250,000
   Convertible debentures, current portion (net of
     debt discount of $299,796 at July 31, 2005)          390,204    1,040,000
   Convertible notes payable to related parties                 -    1,470,890
   Net current liabilities from
     discontinued operations                            1,162,000    1,100,000
                                                       ----------   ----------
       Total current liabilities                        7,695,920   10,884,297
                                                       ----------   ----------

 CONVERTIBLE DEBENTURES, less current portion (net
   of debt discount of $1,367,202 at July 31, 2005)       560,254            -
 CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES (net
   of debt discount of $85,482 at July 31, 2005)        1,385,409            -

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
     shares authorized; none issued and outstanding             -            -
   Common stock, $.001 par value; 84,169,100 shares
     authorized; 23,484,944 shares issued at July 31,
     2005 and 23,034,151 at October 31, 2004               23,485       23,034
   Additional paid-in capital                          42,153,969   40,055,719
   Accumulated deficit                                (48,489,042) (46,546,772)
   Treasury stock, 12,022 common shares at cost           (54,870)     (54,870)
                                                       ----------   ----------
       Total shareholders' deficit                     (6,366,458)  (6,522,889)
                                                       ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $ 3,275,125  $ 4,361,408
                                                       ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.


            DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                            Three Months Ended          Nine Months Ended
                                                  July 31,                    July 31,
                                         ------------------------    ------------------------
                                            2005          2004          2005          2004
                                         ----------    ----------    ----------    ----------
 REVENUES                               $ 2,347,374   $ 2,940,023   $ 7,996,586   $10,627,607

 COSTS AND EXPENSES
   Costs of revenues                      1,872,577     2,223,331     6,255,156     8,144,577
   Sales and marketing                       50,277       112,969       163,156       327,300
   General and administrative               965,216       781,958     2,549,883     2,458,395
   Depreciation and amortization            142,046       153,994       438,695       462,034
   Gain on disposal of equipment                  -             -        (8,800)            -
   Gain on settlement of liabilities              -             -             -      (225,000)
                                         ----------    ----------    ----------    ----------
   Total costs and expenses               3,030,116     3,272,252     9,398,090    11,167,306
                                         ----------    ----------    ----------    ----------
 Operating loss                            (682,742)     (332,229)   (1,401,504)     (539,699)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs    (261,253)      (99,474)     (369,434)     (287,293)
   Related party interest expense and
     financing costs                        (39,029)      (54,434)     (112,573)     (171,854)
   Foreign currency exchange
     gains (losses)                          (4,118)       (2,136)        3,241         9,025
                                         ----------    ----------    ----------    ----------
   Total other expense, net                (304,400)     (156,044)     (478,766)     (450,122)

                                         ----------    ----------    ----------    ----------
 LOSS FROM CONTINUING OPERATIONS           (987,142)     (488,273)   (1,880,270)     (989,821)

 INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS, net of income taxes of
   $0 for all periods                       (62,000)            -       (62,000)    1,501,147
                                         ----------    ----------    ----------    ----------
 NET INCOME (LOSS)                      $(1,049,142)  $  (488,273)  $(1,942,270)  $   511,326
                                         ==========    ==========    ==========    ==========
 NET INCOME (LOSS) PER SHARE:
   Basic and diluted net income
     (loss) per share
      Continuing operations             $     (0.04)  $     (0.03)  $     (0.08)  $     (0.06)
      Discontinued operations                 (0.00)         0.00          0.00          0.09
                                         ----------    ----------    ----------    ----------
                                        $     (0.04)  $     (0.03)  $     (0.08)  $      0.03
                                         ==========    ==========    ==========    ==========
 WEIGHTED AVERAGE SHARES OUTSTANDING:
      Basic and diluted                  23,201,563    16,244,381    23,082,377    16,208,114
                                         ==========    ==========    ==========    ==========

 The accompanying notes are an integral part of these consolidated financial statements.


           DIAL THRU INTERNATIONAL CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited)

                                                         Nine Months Ended
                                                              July 31,

                                                         2005          2004
                                                      ----------    ----------
 CASH FLOWS FROM OPERATING ACTIVITIES OF
   CONTINUING OPERATIONS
  Net loss from continuing operations                $(1,880,270)  $  (989,821)
  Adjustments to reconcile net loss from
   continuing operations to net cash (used
   in) provided by operating activities:
    Gain from disposal of fixed assets                    (8,800)            -
    Bad debt expense                                     357,976        20,000
    Non-cash interest expense                            214,879       124,685
    Gain on settlement of liabilities                          -      (225,000)
    Depreciation and amortization                        438,695       462,034
    Fair value of warrants issued for services           159,695             -
    (Increase) decrease in:
      Trade accounts receivable                           71,778      (158,089)
      Prepaid expenses and other current assets           28,968        (7,152)
      Other assets                                        (5,168)       (9,989)
    Increase (decrease) in:
      Trade accounts payable                             558,141       173,662
      Accrued liabilities                                (88,991)      729,485
      Deferred revenue                                    10,776        48,692
      Deposits and other payables                        (10,000)       (2,500)
                                                      ----------    ----------

  Net cash (used in) provided by operating
    activities of continuing operations                 (152,321)      166,007

 CASH FLOWS FROM INVESTING ACTIVITIES
   OF CONTINUING OPERATIONS
  Purchase of property and equipment                     (24,702)     (134,115)
  Proceeds from sale of fixed assets                      10,000             -
                                                      ----------    ----------
  Net cash used in investing activities
    of continuing operations                             (14,702)     (134,115)
                                                      ----------    ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   OF CONTINUING OPERATIONS
  Payment on convertible debenture                       (47,543)            -
  Payments on capital leases                                   -       (34,397)
                                                      ----------    ----------
  Net cash used in financing activities
   of continuing operations                              (47,543)      (34,397)
                                                      ----------    ----------
 NET DECREASE IN CASH AND CASH EQUIVALENTS              (214,566)       (2,505)

 Cash and cash equivalents at beginning of period        586,389       505,256
                                                      ----------    ----------
 Cash and cash equivalents at end of period          $   371,823   $   502,751
                                                      ==========    ==========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                             $    79,803   $         -

 SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING AND
  FINANCING ACTIVITIES
  Conversion of convertible debenture and accrued
    interest into common stock                       $         -   $    10,729
  Conversion of convertible debenture
    to common stock                                  $    25,000   $         -
  Beneficial conversion feature of convertible
    debentures recorded as debt discount             $ 1,362,649   $   104,085
  Note payable exchanged for convertible debenture $ 1,250,000 $ 550,000 Accrued interest converted
    to convertible debenture                         $   349,617   $         -
  Fair value of common stock issued in connection
     with amendments to debt agreements              $    99,469   $         -
  Fair value of warrants issued in connection
     with amendments to debt agreements              $   451,887   $         -
  Convertible debenture issued for financing fees    $    50,383   $         -


 The accompanying notes are an integral part of these consolidated financial statements.

                     DIAL THRU INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Dial Thru International Corporation and its subsidiaries, "DTI" or "the Company", included in this Form 10-QSB are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended July 31, 2005 and 2004 have been included. Operating results for the three and nine month periods ended July 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended October 31, 2004.

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


 NOTE 2 - GOING CONCERN

 The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute is strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $48.4 million as well as a working capital deficit of approximately $6.7 million as of July 31, 2005. Funding of the Company's working capital deficit, current and future operating losses, and expansion will require continuing capital investment. The Company expects to fund these cash requirements through debt facilities, additional equity financing and potentially through cash generated by operations. The Company currently has no commitments for additional funding or credit facilities.

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


 NOTE 3 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company provided wholesale services to three customers, each of which accounted for 19%, 17% and 13%, respectively, of the overall revenue of the Company for the three months ended July 31, 2005. For the nine months ended July 31, 2005, the Company provided wholesale services to two customers, each of which accounted for 12%, respectively, of the overall revenue of the Company. The Company provided wholesale services to another customer which accounted for 21% of the Company's trade accounts receivable at July 31, 2005.

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


 NOTE 4 - STOCK-BASED COMPENSATION

 The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
 Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, no compensation expense has been recognized for its employee stock options in the financial statements during the three and nine months ended July 31, 2005 and 2004 as the fair market value on the grant date approximates the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss from continuing operations for the three and nine months ended July 31, 2005 and 2004 would have been as follows:

                               Three Months                Nine Months
                              Ended July 31,              Ended July 31,
                          ------------------------    ------------------------
                             2005          2004          2005          2004
                          ----------    ----------    ----------    ----------
 Net loss from
  continuing operations,
  as reported            $  (987,142)  $  (488,273)  $(1,880,270)  $  (989,821)
 Deduct: Stock based
  employee compensation
  expense determined
  under fair value
  based method                (1,777)      (35,352)       (8,965)     (108,463)
                          ----------    ----------    ----------    ----------
 Pro forma net loss      $  (988,919)  $  (523,625)  $(1,889,235)  $(1,098,284)
                          ==========    ==========    ==========    ==========
 Net loss per share
  from continuing
  operations
 As reported
  Basic and diluted      $     (0.04)  $     (0.03)  $     (0.08)  $     (0.06)
                          ==========    ==========    ==========    ==========
 Proforma
  Basic and diluted      $     (0.04)  $     (0.03)  $     (0.08)  $     (0.07)
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

 No options were granted during the nine months ended July 31, 2005.   During
 the nine months ended July 31, 2004, the Company granted 405,000 options.

 In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("Statement 123(R)"), "Share-Based Payment", which revised SFAS No. 123 and supercedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions with employees using APB Opinion No. 25 and requires that the fair value of such share based payments be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim or annual financial reporting period beginning after December 15, 2005. The Company will adopt the statement on November 1, 2006 using the modified prospective method. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the table above.


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

 Canmax Retail Systems
 ---------------------
 During the first quarter of fiscal year 2004, the Company received final written communications from the State of Texas that it is demanding payment of sales taxes (including penalties and interest) totaling $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000. During the first quarter of fiscal year 2004, the Company accrued an additional $750,000 (See Note 11). The sales tax amount due is attributable to audit findings associated with the Company's former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after the Company changed its business model from a focus on domestic prepaid phone cards to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets. The State of Texas determined that the Company did not properly remit sales tax on certain transactions. The Company's current and former management believes that the amount due has not been properly assessed and will continue to pursue a lesser settlement amount. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, the amount was classified as Discontinued Operations. The amount that the State of Texas assessed of $1.1 million has been accrued as a liability and is included in the Balance Sheet as Discontinued Operations. During the quarter ended July 31, 2005, the Company recorded additional penalties and interest of $62,000(See Note 8.)


 NOTE 6 - RESOLUTION OF VENDOR DISPUTE

 During the first quarter of fiscal year 2005, the Company recorded a reduction of $283,138 to Costs of Revenues in its Consolidated Statement of Operations. This amount represents the favorable resolution of a dispute with one of the Company's vendors. This amount had been recorded as Costs of Revenues in prior periods.


 NOTE 7 - CONVERTIBLE DEBENTURES

 On June 1, 2005, the Company and GCA Strategic Investment Fund ("GCA") agreed to extend the maturity dates of the Company's two 6% convertible debentures, each convertible debenture providing financing of $550,000 in January 2002 and July 2003, respectively. For the convertible debenture originally issued in January 2002, the maturity date was extended to November 26, 2005. The balance of this debenture was $490,000 at July 31, 2005. In connection with the extension, the Company issued GCA warrants to acquire 110,000 shares of common stock at an exercise price of $0.11 and 150,000 warrants to acquire common stock at an exercise price of $0.38. Both warrants expire in June 2010. The Company recorded $104,693 as debt discount, representing the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the convertible debenture. In addition, the Company issued to GCA 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company has recorded $45,000 as debt discount, and is amortizing the debt discount over the extension period of the convertible debenture. For the three and nine months ended July 31, 2005, approximately $50,000 of debt discount amortization has been recorded as interest expense. For the convertible debenture originally issued in July 2003, the maturity date was extended to November 26, 2006. The balance of this debenture was approximately $550,000 at July 31, 2005. In connection with the extension, the Company issued GCA warrants to acquire 150,000 shares of common stock at an exercise price of $0.38, which expire in June 2010. The Company recorded $58,458 as debt discount, representing the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the convertible debenture. In addition, the Company issued to GCA 40,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company has recorded $18,000 as debt discount and is amortizing the debt discount over the extension period of the convertible debenture. For the three and nine months ended July 31, 2005, approximately $8,000 of debt discount amortization has been recorded as interest expense.

 On June 1, 2005, the Company and Global Capital Funding Group, LP ("Global") agreed to extend the maturity date of the Company's 12% note payable (the "GC-Note"), which provided financing of $1,250,000 in November 2002. The maturity date was extended to February 29, 2008. In connection with the extension, the GC-Note was converted to a 10.08% Convertible Note ("GC-Conote"). The conversion price is equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Conote in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF-98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") and recorded $1,013,032 as debt discount. This debt discount is being amortized over the life of the GC-Conote. The Company also issued to the holder of the GC-Conote warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.38, and 125,000 warrants to purchase common stock at $0.11 per share, both warrants expiring in June 2010. The Company recorded $200,498 as debt discount, the relative fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the life of the GC-Conote. In addition, the Company issued to Global 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. The Company has recorded $36,469 as debt discount, the relative fair value of the stock issued, and is amortizing the debt discount over the life of the GC-Conote. For the three and nine months ended July 31, 2005, approximately $76,000 of debt discount amortization has been recorded as interest expense.

 In connection with the extension of the maturity date of the GC-Note, the interest due on the GC-Note of approximately $350,000 as of May 31, 2005 was converted to a $400,000 non-interest bearing convertible Note Payable (the "GC-Note2) to Global Capital Funding Group, LP. The GC-Conote2 requires quarterly payments of $50,000 on the last day of March, June, September and December of each year until the March 31, 2007 maturity Date, commencing on June 30, 2005. In addition, the GC-Conote2 provides for conversion based on a conversion price equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Note2 in accordance with EITF 98-5 and EITF 00-27 and recorded approximately $350,000 as debt discount. This debt discount is being amortized over the life of the GC-Note2. The approximate $50,000 difference between the accrued interest at May 31, 2005 and the value of the GC-Note2 ($400,000) represents a financing fee and was recorded as debt discount and is being amortized over the life of the GC-Note2. For the three and nine months ended July 31, 2005, approximately $75,000 of debt discount amortization has been recorded as interest expense.

 On July 21, 2005, the Company and the three executives that hold a 10% convertible debenture (the "Notes") with an outstanding balance of $1,470,890 at July 31, 2005, agreed to extend the maturity date of the Notes to February 29, 2008. The original maturity date was October 24, 2003. In connection with the extension, the Company issued to the three executives warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The Company recorded $88,238 as debt discount, the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the Notes. For the three and nine months ended July 31, 2005, approximately $3,000 of debt discount amortization has been recorded as interest expense.


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

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent the Company from providing "reorigination" services. The Company filed a cross motion for summary judgment of non-infringement. Both motions were denied. On August 22, 2003, the Company re-filed the motion for summary judgment for non-infringement. In response to this filing, during August 2004, the court narrowly defined the issue to relate to a certain reorigination technology which the Company believes it does not now, nor has it ever utilized to provide any of its telecommunications services. The Company intends to continue defending this case vigorously, and though its ultimate legal and financial liability with respect to such legal proceeding is therefore expected to be minimal, it cannot be estimated with any certainty at this time. (See Subsequent Events).

 The State of Texas ("State") performed a sales tax audit of the Company's former parent, Canmax Retail Systems ("Canmax"), for the years 1995 to 1999. The State determined that the Company did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax performed for specific customers. The Company's current and former management filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions. In correspondence from the State in June 2003, the State agreed to consider certain offsetting remittances received by Canmax during the audit period. The State has refused to consider other potential offsets. Based on this correspondence with the State, management's estimate of the potential liability was originally recorded at $350,000 during the fiscal year ended October 31, 2003. Based on further correspondence with the State, this estimated liability was increased to $1.1 million during the first quarter of fiscal year 2004 (See Note 11). Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, it was classified separately during the first quarter of fiscal year 2004 in discontinued operations, and is included in the July 31, 2005 and October 31, 2004 consolidated balance sheets in "Net current liabilities from discontinued operations".

 On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million including penalties, interest and attorneys fees of approximately $50,000 for state and local sales. During the three months ended July 31, 2005, the Company has accrued an additional $62,000 of penalties and interest. The Company will continue to aggressively pursue the collection of unpaid sales taxes from former customers of Canmax, primarily Southland Corporation, as a majority of the amount owed to the State of Texas is the result of uncollected taxes from the sale of software to Southland during the period under audit (see below). However, there can be no assurance that the Company will be successful with respect to such collections.

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

 On July 20, 2004, the Company filed a suit against Q Comm International, Inc. ("Q Comm") in Federal Court in the Central District of Utah. The Company's suit claimed damages of $4 million plus attorney's fees and costs resulting from the breach of a purchase agreement on the part of Q Comm relating to the sale of the Company's internally constructed equipment for the prepaid telecommunications industry. Pursuant to the terms of the purchase agreement, the Company would deliver the source code of certain proprietary software in consideration for an aggregate purchase price of $4 million, of which $1 million was due at closing and the remainder was due over three years. Following execution of the agreement, the Company tendered the software source code to Q Comm, however, Q Comm failed to pay the Company the initial amount due under the agreement. The Company believes that Q Comm used this source code in the development of point of sale software and subsequently generated revenues in excess of $10 million
 from this software.   (See Subsequent Events).


 NOTE 9 - WARRANTS ISSUED FOR PROFESSIONAL SERVICES

 During the quarter ended April 30, 2005, the Company issued, to a provider of legal and investment consulting services, warrants to acquire 1,000,000 shares of common stock at an exercise price of $0.78, which expire on February 28, 2008. The Company recorded $159,695, the fair value of the warrants, to general and administrative expense during the quarter ended April 30, 2005. The fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.13; and an expected life of the warrants of three years.


 Note 10 - Shareholders' Deficit

 Common Stock Issuances

 On June 1, 2005, in connection with the extension of the maturity date of the Company's note payable to Global Capital Funding Group LP, ("Global") the Company issued Global 100,000 shares of common stock.

 On June 1, 2005, in connection with the extension of the maturity dates of the Company's two convertible debentures with GCA Strategic Investment Fund ("GCA"), the Company issued GCA 140,000 shares of common stock.

 On July 21, 2005, Global converted $25,000 of principal on the Company's $400,000 convertible note into 210,793 shares of common stock.


 NOTE 11 - SUBSEQUENT EVENTS

 On August 3, 2005, the Company entered into a Settlement and Release Agreement with QComm. The Agreement releases QComm from any and all claims in connection with the Company's lawsuit against QComm for breach of a purchase agreement. In connection with the release, the Company agreed to a cash settlement of $225,000, which was received on August 10, 2005. This amount will be recorded as "Gain on legal settlement" in operations in the Company's fourth fiscal quarter.

 On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million plus penalties, interest and attorneys fees of approximately $50,000 for state and local sales. The Company previously recorded an estimated liability of $1.1 million, as of January 31, 2004, representing the entire amount due as determined by the state of Texas. During the three months ended July 31, 2005, the Company has accrued an additional $62,000. Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. The Company has previously accrued the full amount of the liability. (See Notes 5 and 8).

 On August 17, 2005, the United States District Court for the Northern District of California issued a stay in the Company's patent infringement lawsuit with Cygnus for the purpose of reexamining Cygnus patent. This stay is the result of a reexamination request received by the United States Patent and Trademark Office ("USPTO"), whereby the USPTO has found that there is a "substantial new question of patentability." All hearing and scheduling dates have been vacated by the court. A Case Management Conference to review the status of the lawsuit and the appropriateness of a continued stay is scheduled for December 2, 2005.

 On August 30, 2005, the Company entered into a binding letter of intent to acquire certain assets and customer base of Integrated Communications, Inc, a privately owned Delaware corporation ("Integrated"). Integrated is an international long distance carrier providing Voice over Internet Protocol services to retail customers in the United States, and wholesale services to customers worldwide. The closing date is scheduled to occur no later than September 30, 2005, unless extended by mutual consent of the parties. Pursuant to the terms of the agreement the Company will issue up to an aggregate of 1,500,000 shares of the Company's common stock and warrants to purchase up to 1,000,000 shares of the Company's common stock as follows:
 (i) 750,000 shares of common stock will be issued within five (5) days of the closing of the transaction, provided that Integrated's total monthly gross revenue from its retail and wholesale customer base is in excess of $300,000 per month with a minimum gross margin of $40,000; (ii) 750,000 shares within twelve (12) months of the closing date provided retail revenue is in excess of $1,500,000 in total for the twelve months after the closing date with a related gross margin of $350,000, and wholesale revenue exceeds $2,100,000 in total for the twelve months after the closing date with a related gross margin of not less than $130,000. If the gross revenue targets are not achieved, then the shares will be adjusted based on the actual revenue and margin amounts achieved; (iii) 250,000 warrants to be issued each quarter, the exercise price to be determined on the grant date, provided that retail and wholesale revenue and gross margin increase by a minimum of 25% each quarter, as measured against the immediate preceding quarter. The Company agreed to register the stock issued in connection with the acquisition at the time the Company files any registration statement after the closing date.

 Completing the acquisition of Integrated is subject to the execution of a definitive acquisition agreement with additional mutually acceptable terms and closing conditions. In the event Integrated terminates the letter of intent prior to the execution of a definitive agreement, it must pay the Company a break-up fee in the amount of $100,000 cash. However, Integrated will not be required to pay a break-up fee if the letter of intent is terminated prior to the execution of a definitive agreement due to a breach of the letter of intent by the other party for any reason beyond the control of either respective party. Furthermore, if the Company is not able to raise approximately $1,000,000 within 90 days of the signing of the Letter of Intent, Integrated shall have the right to terminate the Letter of Intent with paying the break-up fee.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OR PLAN OF OPERATION.

 The following discussion and analysis of financial condition and results of operations covers the three and nine-month periods ended July 31, 2005 and 2004 and should be read in conjunction with our financial statements and the notes thereto.

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

 On August 1, 2003, our German subsidiary, Rapid Link Telecommunications GmbH, received approval for its insolvency filing and was turned over to a trustee who is responsible for liquidating the operation. We have determined that we no longer control the operations of this subsidiary and that our parent entity has no legal obligation to pay the liabilities of Rapid Link Telecommunications GmbH.

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

 We will focus on the growth of our VoIP business by adding new products and services that we can offer to end user customers. We are also exploring opportunities to provide current customers, and attract new customers, through the sale of specialized Internet phones to allow customers to connect their phones to their existing Dial-Up or DSL Internet connections. These Internet phones will allow the user to originate phone calls over the Internet, thereby bypassing the normal costs associated with originating phone calls over existing land lines. By avoiding these costs, we are able to offer lower priced services to our customers, which we believe will allow us to attract additional users. We also believe there will be considerable demand for this type of product in certain foreign markets, where end users pay a significant premium to their local phone companies to make long distance phone calls. While we expect the growth in our customers and suppliers and the introduction of innovative product offerings to retail users, specifically Internet phones, to have a positive impact on our revenues and earnings, we cannot predict when this will happen, or be certain that it will happen at all. The revenue and costs associated with the Internet phone product offerings will depend on the number of customers and contracts we obtain. In many ways, our ability to maintain operations in the foreseeable future will be dictated by our ability to quickly deploy VoIP products into selected markets and to realize high quality revenues from these products and related telecommunications sources. Any delay in our expansion of VoIP products and services will adversely affect our financial condition and cash flow and could ultimately cause us to greatly reduce or even cease operations.

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

 Goodwill

 Effective November 1, 2001, we adopted SFAS No 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under SFAS 142, goodwill is no longer amortized, but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS 142, an annual impairment test of goodwill was performed by an independent valuation firm in the fourth quarter of fiscal year 2004. The results of this impairment test indicated goodwill was not impaired. The impairment test process is detailed below.

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

 In order to determine the fair value of our reporting unit under SFAS 142, we consider the following two approaches:

           * Market Approach - Under the market approach, recent sales of comparable companies or securities are analyzed to determine the value for a particular asset under study. Adjustments are made to the sales data to account for differences between the subject asset and the comparables. The market approach is most applicable to assets that are homogenous in nature and are actively traded. Relative to other approaches to value, the key strength of the market approach is that it provides objective indications of value while requiring that relatively few assumptions be made.

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

 RESULTS OF OPERATIONS

 The following table presents our operating results for the three and nine-month periods ended July 31, 2005 and 2004 as well as a comparison of the percentage change of our operating results from the three and nine-month periods ended July 31, 2005 to the corresponding periods ended July 31, 2004:

                                                                  % of Revenue                                 % of Revenue
                                                                  Three Months                                  Nine Months
                                        Three Months Ended           Ended            Nine Months Ended            Ended
                                              July 31,              July 31,               July 31,               July 31,
                                       -------------------------------------------------------------------------------------
                                         2005          2004       2005    2004        2005          2004        2005    2004
                                       -------------------------------------------------------------------------------------
 REVENUES                             $2,347,374   $2,940,023     100%    100%    $ 7,996,586   $10,627,607     100%    100%

 COSTS AND EXPENSES
  Costs of revenues                    1,872,577    2,223,331      80%     76%      6,255,156     8,144,577      78%     77%
  Sales and marketing                     50,277      112,969       2%      4%        163,156       327,300       2%      3%
  General and administrative             965,216      781,958      41%     27%      2,549,883     2,458,395      32%     23%
  Depreciation and amortization          142,046      153,994       6%      5%        438,695       462,034       5%      4%
  Gain on disposal of equipment                -            -       -       -          (8,800)            -       -       -
  Gain on settlement of liabilities            -            -       -       -               -      (225,000)      -      (2%)
                                       -------------------------------------------------------------------------------------
   Total costs and expenses           $3,030,116   $3,272,252     129%    111%      9,398,090    11,167,306     118%    105%
                                       -------------------------------------------------------------------------------------

   Operating loss                       (682,742)    (332,229)    (29%)   (11%)    (1,401,504)     (539,699)    (18%)    (5%)

 OTHER INCOME (EXPENSE)
  Interest expense and
    financing costs                     (261,253)     (99,474)     11%      3%       (369,434)     (287,293)      5%      3%
  Related party interest
    expense and financing
    costs                                (39,029)     (54,434)      2%      2%       (112,573)     (171,854)      1%      2%
  Foreign currency exchange
    gains (losses)                        (4,118)      (2,136)      -       -           3,241         9,025       -       -
                                       -------------------------------------------------------------------------------------
   Total other expense, net             (304,400)    (156,044)     10%      5%       (478,766)     (450,122)      5%      4%
                                       -------------------------------------------------------------------------------------

 LOSS FROM CONTINUING OPERATIONS        (987,142)    (488,273)    (39%)   (17%)    (1,880,270)     (989,821)    (23%)    (9%)

 INCOME (Loss) FROM DISCONTINUED
   OPERATIONS, net of income
   taxes of $0 for all periods           (62,000)           -      (3%)     -         (62,000)    1,501,147      (1%)    14%
                                       -------------------------------------------------------------------------------------
 NET INCOME (LOSS)                   $(1,049,142)   $(488,273)    (42%)   (17%)   $(1,942,270)  $   511,326     (24%)     5%
                                       =====================================================================================

 RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND NINE-MONTH PERIODS ENDED JULY 31, 2005 and 2004

 REVENUES

 For the three-month period ended July 31, 2005, 73% and 27% of our revenues were derived from our wholesale and retail customers, respectively, compared to 72% and 28%, respectively, for the three-month period ended July 31 2004. Our wholesale revenues have decreased by 11% from the three-month period ended July 31, 2004 compared to the three-month period ended July 31, 2005, while our retail revenues have decreased by 25% during the three month period ended July 31, 2005 over the comparable period in 2004.

 For the nine-month period ended July 31, 2005, 76% and 24% of our revenues were derived from our wholesale and retail customers, respectively, compared to 75% and 25%, respectively, for the nine-month period ended July 31, 2004. Our wholesale revenues have decreased by 27% from the nine-month period ended July 31, 2004 compared to the nine-month period ended July 31, 2005, while our retail revenues have decreased by 17% during the nine months ended July 31, 2005 over the comparable period in 2004.

 The decrease in wholesale revenues for the three and nine-month periods ended July 31, 2005 compared to the same period in fiscal 2004 is attributable to a decrease in the number of termination opportunities available to us to offer our customers. Due to the competitive nature of the wholesale telecommunications business, our customers frequently request a reduction in the per minute termination rates that we offer them. At times, our suppliers are not able to offer us lower rates in order to maintain the minutes we are terminating to them. As a result, our wholesale revenues fluctuate depending on the number of termination opportunities available to us at any one time. We are working with new providers in an effort to recapture our lost revenue, though the ultimate results of these discussions cannot be predicted with any certainty. If we are unable to attract and retain new wholesale customers, our wholesale revenues will continue to erode.

 The decrease in retail revenues for the three and nine-month periods ended July 31, 2005 compared to the same period in fiscal 2004 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets. The March 2003 redeployment of troops into Iraq, where we have not historically provided long distance service, resulted in a decline in our retail sales to these military customers who were previously stationed in foreign markets that we serviced. During the first five months of the current fiscal year, we offered services to U.S. troops in Iraq on a limited basis. We are attempting to offer these services again during the latter part of fiscal year 2005. We are exploring opportunities to grow our retail business, utilizing our in-house sales group and our outside agents, through the introduction of new products and services, focusing our efforts principally on the sale of Internet phones that allow users to connect these specialized phones to their existing Dial-Up or DSL Internet connections. If we are unable to stabilize our retail revenues from the U.S. military and grow our retail revenues from VoIP-based products, this category of revenue will also continue to decline.

 OPERATING EXPENSES

 Costs of Revenues: Our costs of revenues as a percentage of revenues have increased from 76% for the three-month period ended July 31, 2004 to 80% for the three-month period ended July 31, 2005. This increase was primarily due to a lower average margin per minute relating to our wholesale business. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products and total revenue for each period.

 Our costs of revenues as a percentage of revenues have increased from 77% for the nine-month period ended July 31, 2004 to 78% for the nine-month period ended July 31, 2005. Included within our costs of revenues for the nine-month period ended July 31, 2005 is a reduction of costs in the amount of $283,138 relating to the favorable resolution of a dispute with one of our vendors. These costs were originally recorded to costs of revenues in prior periods. Had this dispute resolution not occurred during the nine-month period ended July 31, 2005, our costs of revenues as a percentage of revenues would have been 82% for the period. The increase from the nine-month period ended July 31, 2004 to the nine-month period ended July 31, 2005 is primarily due to the reason cited above for the three-month period comparison.

 Sales and Marketing Expenses: A significant component of our revenue is generated by outside agents or through periodic newspaper advertising, which is managed by a small in-house sales and marketing organization.

 Our sales and marketing costs have decreased from 4% to 2% of revenues, respectively, for the three months ended July 31, 2005 compared to the prior year period, and from 3% to 2%, respectively, for the nine month period ended July 31, 2005, compared to the prior year period. The reduction in our sales and marketing costs is primarily due to a reduction in our sales personnel and lower agent commission costs, which are paid as a percentage of our revenue. During the three and nine-month periods ended July 31, 2005, we have focused our attention on increasing revenues through the efforts of our agents. We will continue to focus our sales and marketing efforts on periodic newspaper advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 General and Administrative Expenses: Our general and administrative expenses have increased to 41% of revenues for the three months ended July 31, 2005 from 27% for the three months ended July 31, 2004. For the nine months ended July 31, 2005 compared to the nine months ended July 31, 2004, our general and administrative expenses have increased from 23% to 32% of revenues, respectively. During the three-month period ended July 31, 2005, our bad debt expense was $336,976. This includes approximately $291,000 from our prepaid calling card distributor in Iraq. As a result of nonpayment, we are no longer providing services out of Iraq and we are pursuing legal action to collect this receivable. During the nine-month period ended July 31, 2005, we issued, to a provider of legal and investment consulting services, warrants to acquire 1,000,000 shares of common stock. Relating to this issuance of warrants, we recorded $159,695, the fair value of the warrants, to general and administrative expense. Excluding the bad debt expense, general and administrative expenses would have been 27% of revenues for the three months ended July 31, 2005, comparable to the prior year period. Excluding the bad debt expense and warrant expense for the nine months ended July 31, 2005, general and administrative expenses would been 26% of revenues compared to 23% for the prior year period. Although general and administrative expenses as a percentage of revenues has either stayed the same, or increased slightly for the three and month periods ended July 31, 2005 compared to the prior year periods, excluding the bad debt and warrant expense, in absolute dollars, general and administrative expenses have decreased by 20% and 16% for the three and nine-month periods ended July 31, 2005 compared to the three and nine-month periods ended July 31, 2004, respectively. This reduction has been accomplished primarily through the elimination of personnel and personnel related costs. However, due to the overall decline in revenue and the fixed nature of our general and administrative expenses, as a percentage of revenue, our general and administrative expenses have remained the same for the three month period ended July 31, 2005 compared to the prior year period, and increased for the nine months ended July 31, 2005 compared to the prior year period. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support the current and anticipated future business.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization has decreased as a larger portion of our assets still in use have become fully depreciated, including a majority of the assets acquired from Rapid Link. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network.

 INTEREST EXPENSE AND FINANCING COSTS

 Interest expense and financing costs for the three and nine-month periods ended July 31, 2005 were due primarily to interest expense of approximately $87,000 and $267,000, respectively, on our convertible debentures notes payable and notes payable to related parties. In addition, for the three and nine month period ended July 31, 2005, interest expense includes approximately $212,000 and $214,000, respectively, of amortization of deferred financing fees and debt discount relating to the extension of the maturity dates on our debts to GCA, Global and related parties. Interest expense and financing costs for the three and nine-month periods ended July 31, 2004 were due primarily to interest expense and the amortization of deferred financing fees and debt discount on our convertible debentures, notes payable and notes payable to related parties. The increase in interest expense and financing costs from the three and nine-month periods ended July 31, 2004 to the three and nine-month periods ended July 31, 2005 primarily relates to the extension of the maturity dates of our convertible debt instruments with both our third party and related party lenders. A further explanation of these changes can be found in the Liquidity and Capital Resources section.

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS

 Income from discontinued operations for the nine-month period ended July 31, 2004 relates to an increase in the Company's estimated sales tax liability of $750,000, offset by the write-off of the remaining net liability of our German subsidiary, Rapid Link Telecommunications GMBH, totaling $2,250,000.

 In the fourth quarter of fiscal 2003, Rapid Link Telecommunications GMBH filed for insolvency. The net liability associated with the disposal of the assets and liabilities of Rapid Link Telecommunications GMBH of approximately $2.3 million was included in the balance sheet at October 31, 2003 and classified as Discontinued Operations. During fiscal year 2004, we determined that we no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Telecommunications GMBH. Accordingly, we wrote off the remaining net liability of $2,250,000 and included the gain in Discontinued Operations during the first quarter of fiscal year 2004.

 During the first quarter of fiscal year 2004, we received final written communications from the State of Texas that it is demanding payment of sales taxes (including penalties and interest) totaling $1.1 million. We had previously accrued an estimated settlement amount of $350,000. Accordingly, we accrued an additional $750,000. On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million plus penalties, interest and attorneys fees of approximately $50,000 for state and local sales. During the three months ended July 31, 2005, the Company has accrued an additional $62,000. The sales tax amount due is attributable to audit findings of our former parent, Canmax Retail Systems, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after we changed our business model from a focus on domestic prepaid phone cards to international wholesale and retail business. The State of Texas determined that we did not properly remit sales tax on certain transactions. Since this sales tax liability represents an adjustment to amounts previously reported in Discontinued Operations, this amount was classified during the three-month period ended January 31, 2004 as Discontinued Operations. (See
 Note 5 to the Consolidated Financial Statements.)

 LIQUIDITY AND CAPITAL RESOURCES

 Our operating loss has increased and to date we have been generally unable to achieve positive cash flow on a quarterly basis or annual basis primarily due to the fact that our present lines of business do not generate a volume of business sufficient to cover our overhead costs. Our audit report for the fiscal year ended October 31, 2004 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

 Furthermore, we frequently are not able to make timely payment to our trade creditors. As of July 31, 2005, approximately $4.2 million, representing approximately 68% of our trade accounts payable and accrued liabilities, were past due. Although formal payment terms have not been negotiated with most of these vendors, we continue to make regular payments, or provide opportunities for the vendors to send us telecommunications traffic in return for a reduction in our debt to them. These vendors have not stopped providing services to us. If these vendors were to stop providing services to us, our ability to continue to operate would be jeopardized. We continue to seek sources of working capital sufficient to fund delinquent balances and meet ongoing obligations, though our success on that front has been limited.

 Our future operating success is dependent on our ability to quickly generate positive cash flow from our VoIP lines of products and services. Our major growth areas are anticipated to include the establishment of additional wholesale points of termination to offer our existing wholesale and retail customers, and the introduction of new retail VoIP products (see "General"), both domestically and internationally. We anticipate a $500,000-700,000 cash shortfall from operations during the next 12 months, however we are currently pursuing retail and wholesale opportunities that we believe will reduce this shortfall. There can be no assurance that we will be successful in implementing these opportunities. We do not have any capital equipment commitments during the next 12 months. We are actively pursuing debt or equity financing opportunities to continue our business. Any failure of our business plan, including the risk and timing involved in rolling out retail products to end users, to generate positive cash flow could result in a significant cash flow crisis and could force us to seek alternative sources of financing as discussed, or to greatly reduce or discontinue operations. Although various possibilities for obtaining financing or effecting a business combination (see Subsequent Events) have been discussed from time to time, there are no agreements with any party to raise money and we cannot assure you that we will be successful in our search for investors or lenders. Any additional financing we may obtain will involve material and substantial dilution to existing stockholders. In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders. If we are unable to obtain additional financing, our operations in the short term will be materially affected and we may not be able to remain in business. These circumstances raise substantial doubt as to the ability of our Company to continue as a going concern.

 At July 31, 2005, we had cash  and cash equivalents of $372,000, a  decrease
 of $215,000  from the  balance at  October  31, 2004.   We  had  significant
 working capital deficits at both July 31, 2005 and October 31, 2004.

 Net cash provided by (used in) operating activities of continuing operations was ($152,000) and $166,000 for the nine-month periods ended July 31, 2005 and 2004, respectively. The net cash used in operating activities of continuing operations for the nine-month period ended July 31, 2005 was primarily due to a net loss from continuing operations of $1,880,000 adjusted for: non-cash interest expense of $215,000, depreciation and amortization of $439,000; warrants issued for professional services of $160,000; net changes in operating assets and liabilities of $566,000; bad debt expense of $358,000. For the three months ended July 31, 2005, bad debt expense included $291,000 relating to the write off of the remaining balance due from our prepaid card distributor in Iraq. We will continue to vigorously pursue this receivable. For the nine-month period ended July 31, 2004, the net cash provided by operating activities of continuing operations was due to a net loss from continuing operations of $990,000 adjusted for: bad debt expense of $20,000; non-cash interest expense of $125,000; depreciation and amortization of $462,000; net changes in operating assets and liabilities of $774,000; offset by gain on settlement of liabilities of $225,000.

 Net cash used in investing activities of continuing operations for the nine-month periods ended July 31, 2005 and 2004 was ($15,000) and ($134,000), respectively. For the nine months ended July 31, 2005, net cash used in investing activities includes ($25,000) for the purchase of property and equipment offset by $10,000, representing the proceeds from the sale of fixed assets. For the nine months ended July 31, 2004, the net cash used in investing activities relates to the purchase of property and equipment.

 Net cash used in financing activities of continuing operations for the nine-month periods ended July 31, 2005 and 2004 was ($48,000) and ($34,000), respectively. For 2005, this amount is due to repayments on our convertible notes. For 2004, this amount is due to payments on capital leases.

 We have an accumulated deficit of approximately $48.4 million as of July 31, 2005 as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment which may not be available to us.

 Since the beginning of April 2001, we have raised $5.7 million in debt financing.

 Although to date  we have been  able to arrange  debt facilities and  equity financing, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of July 31, 2005, we had a significant amount of trade payables and accrued liabilities which are past due. We will continue to explore external financing opportunities in order to fund these past due amounts Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. Failure to obtain sufficient capital will materially affect our Company's operations and financial condition. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. Our capital expenditures for the nine-month period ended July 31, 2005 were $25,000 and we do not anticipate significant spending for the remainder of fiscal year 2005.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. With an original maturity date of October 24, 2003, these Notes were amended subsequent to fiscal year 2002 to mature on February 24, 2004. These Notes are secured by selected Company assets and are convertible into our common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. For the year ended October 31, 2002, an additional $402,433 was added to the Notes and an additional 402,433 warrants to acquire our common stock were issued in connection with the financing. During fiscal year 2004, the holders of the Notes elected to convert $877,500 of the Notes into 6,750,000 shares of our common stock. On July 21, 2005, the Company and the three executives agreed to extend the maturity date of the Notes to February 29, 2008. In connection with the extension, the Company issued to the three executives warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The outstanding balance of these Notes at July 31, 2005 totals $1,470,890.

 In January 2002, we executed a 6% convertible debenture (the "Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000 and had an original maturity date of January 28, 2003. We also issued to the holder of the Debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The Debenture was amended in January 2003 to mature on November 8, 2004. In connection with this January 2003 amendment of the Debenture, we adjusted the exercise price of the previously issued warrants to $0.21 per share and also issued to the holder of the Debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.21 per share, which expire on February 8, 2008. The Debenture was amended again in June 2005, which extended the maturity date to November 26, 2005. In connection with this June 2005 amendment of the Debenture, we also issued to the holder of the Debenture 100,000 shares of our common stock, warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 110,000 shares of our common stock at an exercise price of $0.11 per share, all of which warrants expire on June 1, 2010. The conversion price of the Debenture is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date ("Fixed Conversion
 Price") and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the 20 trading days immediately preceding but not including the date of the related notice of conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be automatically converted into shares of our common stock at the Formula Conversion Price. During fiscal year 2003, GCA converted $50,000 of the Debenture and $3,463 of accrued interest into approximately 374,000 shares of common stock. During fiscal year 2004, GCA converted $10,000 of the Debenture and $730 of accrued interest into approximately 82,000 shares of our common stock. The outstanding balance on the Debenture is $490,000 at July 31, 2005.

 In November 2002, we executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., ("Global") which provided financing of $1,250,000. The GC-Note matured on November 8, 2004. We also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007. In June 2005, the GC-Note was replaced by a convertible note ("GC-Conote"). The GC-Conote matures on February 29, 2008, and the annual interest rate due on this convertible note is 10.08%. The conversion price is equal to 80% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) trading days immediately preceding the date of the related notice of conversion. In addition, we issued to the holder of the GC-Conote 100,000 shares of our common stock, warrants to purchase 500,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 125,000 shares of our common stock at an exercise price of $0.11 per share, all of which warrants expire on June 1, 2010. In addition, interest of approximately $350,000 due on the GC-Note at the time of replacement by the GC-Conote was converted into a $400,000 non-interest bearing note payable ("GC-Note2"), which matures on March 30, 2007. The approximate $50,000 difference between the accrued interest at the time of replacement and the value of this new note was recorded as deferred financing fees, and is being amortized over the life of the GC-Note2. During the three months ended July 31, 2005, Global converted $25,000 of the GC-Note2 into approximately 211,000 shares of our common stock.

 In July 2003, we executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's maturity date was December 23, 2003. We also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. Per the terms of the GCA-Note agreement, in the event the GCA-
 Note is not repaid in full within ten days of the maturity date, the terms of the GCA-Note shall become the same as those of the Debenture. Effective January 2, 2004, the GCA-Note was replaced by a convertible debenture ("GCA-Debenture") with the same terms as those of the Debenture, which had a maturity date of November 8, 2004. The principal balance of the GCA-Debenture was $574,597, which included $24,597 of interest due on the GCA-Note at the time it was replaced by the GCA-Debenture. The GCA-Debenture was amended in June 2005, to extend the maturity date to November 26, 2006. In connection with this, we also issued to the holder of the GCA-Debenture 40,000 shares of our common stock, and warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share, which warrants expire on June 1, 2010. The outstanding balance on the GCA-Debenture is $552,457 at July 31, 2005.

 Risk Factors

 Our cash flow may not be sufficient to satisfy our operations

 For the nine-month period ended July 31, 2005, we recorded a net loss of approximately $1,809,000, for the year ended October 31, 2004, we recorded a net profit of approximately $707,000, which included discontinued operations non-cash income of approximately $1.5 million, and for the year ended October 31, 2003, we recorded a net loss of $6.6 million on revenues of $5.6 million, $13.4 million and $17.7 million, respectively. As a result, we currently have a significant working capital deficit. In addition, we have a significant amount of trade accounts payables and accrued liabilities, of which approximately 68% is past due. To be able to service our debt obligations over the remainder of the 2005 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations.

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

 We rely on three key senior executives

 Our success is dependent on our senior management team of John Jenkins, David Hess and Allen Sciarillo and our future success will depend, in large part, upon our ability to retain these three individuals.

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


 PART II.  OTHER INFORMATION

 Item 1. Legal Proceedings

 On August 3, 2005, the Company entered into a Settlement and Release Agreement with QComm. The Agreement releases QComm from any and all claims in connection with the Company's lawsuit against QComm for breach of a purchase agreement. In connection with the release, the Company agreed to a cash settlement of $225,000, which was received on August 10, 2005. This amount will be recorded as "Gain on legal settlement" in operations during the Company's fourth fiscal quarter.

 On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.1 million plus penalties, interest and attorneys fees of approximately $50,000 for state and local sales. Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. The Company has previously accrued the full amount of the liability. (See Note
 8).

 On August 17, 2005, the United States District Court for the Northern District of California issued a stay in the Company's patent infringement lawsuit with Cygnus for the purpose of reexamining Cygnus patent. This stay is the result of a reexamination request received by the United States Patent and Trademark Office ("USPTO"), whereby the USPTO has found that there is a "substantial new question of patentability." All hearing and scheduling dates have been vacated by the court. A Case Management Conference to review the status of the lawsuit and the appropriateness of a continued stay is scheduled for December 2, 2005.


 Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 On June 1, 2005, Dial Thru International Corporation issued to GCA Strategic Investment Fund Ltd. ("GCA") warrants to acquire and aggregate of 410,000 shares of our common stock at an exercise price of $0.11 for 110,000 of the warrants, and $0.38 for the remaining 300,000 warrants. The warrants expire in June 2010. In addition, the Company issued to GCA 140,000 shares of common stock at $0.45, the Company's closing stock price on June 1, 2005. The warrants and common stock were issued to GCA in connection with an extension of the maturity dates of our two convertible debentures with GCA. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were issued to a single purchaser with financial experience who had a pre-existing relationship with us.

 One June 1, 2005, Dial Thru International Corporation issued to Global Capital Funding Group LP, ("Global") warrants to acquire 625,000 share of common stock at an exercise price of $0.38 per share for 500,000 warrants, and $0.11 per share for 125,000 warrants, both warrants expiring in June 2010. In addition, the Company issued to Global 100,000 shares of common stock at $0.45, the Company's closing stock price on June 1, 2005. The warrants and common stock were issued to Global in connection with an extension of the maturity date of our $1.25 million note payable ("Note") with Global, and the conversion of interest due on the Note into a $400,000 convertible note payable with Global. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering because the securities were issued to a single purchaser with financial experience who had a pre-existing relationship with us.

 On July 21, 2005, the Company issued Global 210,793 shares of common stock in connection with a partial conversion of approximately $25,000 on the Company's $400,000 non-interest bearing convertible note payable with Global. We relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for this non-public offering.


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

      A report filed on July 26, 2005 described the registrant's agreement with the holders of is related party notes to extend the maturity date of the notes.

      A report filed on July 14, 2005 described the registrant's hiring of David R. Hess as President and Chief Operating Officer.

      A report filed on June 7, 2005 described the registrant's agreement with the holders of the Company's convertible debentures and notes payable to extend the maturity dates of each respective debt instrument.


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

 Dated September 14, 2005