Form 10KSB
period 2005-10-31
RAPID LINK INC
filed 2006-01-30
CIK 913659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC. 20549

                                 FORM 10-KSB
 (Mark One)

   [ X ]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 2005

   [   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________.

                        COMMISSION FILE NUMBER 0-22636

                           RAPID LINK, INCORPORATED
                (Name of small business issuer in its charter)

            DELAWARE                                75-2461665
 -------------------------------        ------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)

           17383 SUNSET BOULEVARD, SUITE 350 LOS ANGELES, CA 90272
           -------------------------------------------------------
           (Address of principal executive offices)     (Zip Code)

                   Issuer's telephone number (310) 566-1700

        SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                     NONE

        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                        COMMON STOCK, $0.001 PAR VALUE
                        ------------------------------
                               (title of class)

 Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

 State issuer's revenues for its most recent fiscal year. $9,827,049.

 The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of January 16, 2006 was approximately $3,515,662, based on the average bid and ask price of a share of common stock as quoted on the OTC Bulletin Board of $0.12.

 As of January 24, 2006, 29,297,183 shares of common stock of the issuer were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.
                                    None.

 Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                          FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-KSB (this "Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities
 Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects", "will", "anticipates", "estimates", "believes", "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using voice over Internet protocol ("VoIP") to provide telecommunications services over the Internet, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services over the
 Internet, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of services over the Internet, (e) our dependence upon favorable pricing from our suppliers to compete in the telecommunications industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry. We do not undertake to update any forward-looking statements contained herein. For a discussion of these factors and others, please see "Risk Factors" in Item 1 of this Report. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Report or in any document or statement referring to this Report.


                                    PART I

 Item 1.  Description of Business.

 Our Company

 Throughout this Annual Report, the term "we", "Rapid Link", "Dial Thru" and the "Company" refer to Rapid Link, Incorporated, a Delaware corporation (formerly known as Dial Thru International Corporation) and ARDIS Telecom & Technologies, Inc., successor by merger to Canmax Inc., and its subsidiaries. The Company was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7, 1992, we renounced our original province of incorporation and elected to continue our domicile under the laws of the State of Wyoming, and on November 30, 1994 our name was changed to "Canmax Inc." On February 1, 1999, we reincorporated under the laws of the State of Delaware under the name "ARDIS Telecom & Technologies, Inc." On November 2, 1999, we acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation (the "DTI Acquisition"), and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to Dial Thru International Corporation. On November 1, 2005, we changed our name to "Rapid Link, Incorporated." Our common stock currently trades on the OTC Bulletin Board under the symbol "RPID".

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

 Our principal executive offices are located at 17383 Sunset Boulevard, Suite 350, Los Angeles, California 90272, our telephone number is (310) 566-1700 and our website address is www.rapidlink.com.

 Recent Developments

 On June 1, 2005, our Company and GCA Strategic Investment Fund ("GCA") agreed to extend the maturity dates of the Company's two 6% convertible debentures, each convertible debenture providing financing of $550,000 in January 2002 (GCA-Debenture) and July 2003 (GCA-Note), respectively. The maturity date for the GCA-Debenture was extended to November 26, 2005, and the maturity date for the GCA-Note was extended to November 26, 2006. The remaining balance of the GCA-Debenture and GCA-Note were $455,000 and $552,457, respectively, at October 31, 2005. Both debentures originally matured in November 2004. We are in negotiations to extend the maturity date of the GCA Debenture that was due on November 26, 2005. In addition, we are currently seeking a debt facility or equity financing that will allow us to either convert our outstanding debt obligations with GCA and Global into the new financing, and/or pay down a portion or all of the amounts now due. There can be no assurance that sufficient debt or equity financing will be available or available on terms acceptable to us. The debenture continues to accrue interest at the stated rate. Furthermore, the debenture includes certain default provisions that can be enforced by GCA as a result of nonpayment. The debenture is classified as a current liability on our balance sheet as of October 31, 2005.

 On June 1, 2005, our Company and Global Capital Funding Group, LP ("Global") agreed to extend the maturity date of the Company's 12% note payable (the "GC-Note"), which provided financing of $1,250,000 in November 2002. The maturity date was extended to February 29, 2008. In connection with the extension, the GC-Note was converted to a 10.08% Convertible Note ("GC-Conote"). In connection with the extension of the maturity date of the GC-Note, the interest due on the GC-Note of approximately $350,000 as of May 31, 2005 was converted to a $400,000 non-interest bearing convertible Note Payable (the "GC-Conote2") to Global. The GC-Conote2 requires quarterly payments of $50,000 on the last day of March, June, September and December of each year until the March 31, 2007 maturity date, commencing on June 30, 2005. We did not make the payment due on September 30, 2005. The GC-Note includes certain default provisions that can be enforced by Global as a result of nonpayment. We are in negotiations with Global to allow us to extend the due date of this payment. This amount is included as a current liability on our balance sheet as of October 31, 2005. The remaining balance of the GC-Note and the GC-Conote was $1,250,000 and $275,000, respectively, at October 31, 2005. The GC-Note originally matured in November 2004.

 On July 21, 2005, our Company and the holders of our related party 10% convertible debentures (the "Notes") with an outstanding balance of $1,003,390 at October 31, 2005, agreed to extend the maturity date of the Notes to February 29, 2008. The original maturity date was October 24, 2003.

 On October 25, 2005, at our annual shareholders meeting, our shareholders approved a change in the Company's name to Rapid Link, Incorporated. The name change became effective on November 1, 2005.

 Acquisition

 On October 25, 2005, Dial Thru entered into an Asset Purchase Agreement to acquire certain assets, including but not limited to the customer base and certain specified contracts and items of equipment (collectively, the "Assets"), of Integrated Telecommunications, Inc., a New York corporation that is an international long distance carrier providing VoIP services to retail customers in the United States, and wholesale services to customers worldwide. The closing date for the acquisition was October 31, 2005.

 Development of Our Telecommunications Business

 In November 1999, we completed the DTI Acquisition and continued operations of its facilities-based telecommunications carrier business through its subsidiary, Dial Thru.com. In the third quarter of fiscal 2000, we relocated our Texas operations, including our switching facilities, to a location in downtown Los Angeles, California. During the fourth quarter of fiscal 2001, we announced the creation of our "Bookend Strategy" and the roll out of our facilities-based Internet Protocol network, whereby we sell VoIP to allow us to compete in the international telecommunications market.

 During the fourth quarter of fiscal 2001, we acquired the assets and certain of the liabilities of Rapid Link, Incorporated ("RLI"), a provider of integrated data and voice communications services to both wholesale and retail customers around the world. RLI's global VoIP network reaches thousands of retail customers, primarily in Europe and Asia. This acquisition has significantly enhanced our product lines, particularly our Dial Thru and Re-origination services, Global Roaming products, and wholesale termination. Furthermore, the acquisition has allowed us to roll out services to additional international markets and more rapidly expand our VoIP wholesale strategy due to the engineering and operational expertise acquired in the transaction.

 During the latter part of fiscal 2004, we began offering VoIP products and services to our existing retail customers, and shifted our sales and marketing focus for new customers to these VoIP offerings.

 Our Business Strategy

 Bookend Strategy

 Historically, the focus of our business was the development implementation of our "Bookend Strategy", which is to provide telecommunication services originating in foreign countries and in the corresponding ethnic segment domestically in the United States via the Internet to transport various forms of communications. These services are provided primarily via the public Internet, utilizing VoIP and other digitized voice technologies. VoIP is voice communication that has been converted into digital packets and is then addressed, prioritized, and transmitted over any form of broadband network utilizing the technology that makes the Internet possible. These technologies allow us to transmit voice communications with the same high-density compression as networks initially designed for data transmission, and at the same time utilize a common network for providing customers with data and other Web-based services.

 By utilizing VoIP over the public Internet, we avoid the high network cost associated with private line connections to each international destination, which would require us to lease a dedicated line for a set period of time at a set rental rate and to "fill" idle network capacity with traffic in order to offset the high fixed costs of such a private line. The primary focus of our business has been the sale of a bundled solution of communication services, such as international dial thru, re-origination and fax over the Internet to small and medium enterprises ("SMEs") worldwide. We also sell telecommunications services for foreign termination of international long distance traffic into the wholesale market. Our primary objective in selling into the wholesale market is to take advantage of below market international rates that arise from time to time while we are developing revenue from our retail marketing operations. We expanded the offering of our wholesale services beginning in the 2002 fiscal year, and we continue to seek new market opportunities for select wholesale routes that we can make available to our customer. In some markets, where the price advantages and capacity limitations do not provide for significant retail opportunities, we sell only wholesale terminations.

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

 We have primarily focused on markets where competition is not keen. These markets include regions where the deregulation of telecommunications services has not been completed and smaller markets that have not attracted large multi-national providers. South Africa, Asia, and parts of South America offer the greatest abundance of these target markets.

 We currently operate our domestic telecommunications switching facilities in Los Angeles, California and New York, New York, providing for long distance services worldwide. Development of the private Internet Protocol ("IP") network and the use of VoIP technology have improved both the cost and quality of telecommunications services, as well as facilitating our expansion into other Internet related opportunities.

 Development of our VoIP Strategy

 The growth of the Internet has accelerated the rapid merger of the worlds of voice-based and data-based communications. By first digitizing voice signals, then utilizing the same packetizing technology that makes the Internet possible, VoIP provides for a cost effective manner in which to perform the signal compression needed to maximize the return from the use of the public Internet. In this way, not only has efficiency of the dedicated circuits been improved, but use of the public Internet provides a much more cost effective means of transmission and rapid deployment compared to traditional private leased lines and circuits.

 During the latter part of fiscal 2004 we began offering value-added VoIP communications services to customers, both domestically and internationally. To date, we have not derived significant new revenues from these services. We strive to provide our customers with a reliable, scalable and affordable worldwide IP communication service with a quality focus. We focus our efforts on providing first class customer service, and hire employees with experience in developing and building technologically advanced IP enabled platforms and services. Our intention is to provide our customers with the best possible voice communication services, to both residential and business users, at affordable prices that allow them to communicate seamlessly and effortlessly to anywhere and from anywhere in the world.

 Niche focus

 As a result of the RLI acquisition, we have an established brand name within the US military market, offering affordable international calling to members of the US military since the acquisition of RLI in 2001. RLI was serving this niche market for several years prior to our acquisition. Our recent name change to Rapid Link, Incorporated was motivated in part to more closely identify our Company with the products and services our customers have become familiar with over the years. Historically, we focused on the soldier located in foreign markets. However, with our new, more cost effective VoIP service offerings, we are able to market to soldiers both domestically and internationally. In addition, we are focusing our marketing efforts to college students and business travelers, with an appealing, cost-effective method for these customers to keep in touch with family and friends while traveling or serving away from home.

 As an added benefit, we offer our customers real-time billing to keep them informed of charges they have accrued on their account, and incentives for them to add friends and family to our services.

 Our Rapid Link Solution

 Rapid Link is an Internet-based communication service that works over virtually any high-speed Internet connection in the world. Our service allows our customers to call to and/or from any phone in the world. We utilize an Internet Access Device ("IAD") (i.e. a desktop adapter or soft phone headset), to connect customers to our Rapid Link network software, which enables VoIP communications. Our desktop adapter allows for the connection of a standard telephone to the adapter, providing for familiar dialtone interface, while the soft phone headset plugs directly into the customer's computer. Our VoIP products use Session Initiation Protocol, or SIP, signaling, which empowers edge devices, such as multimedia terminal adapters, to establish and manage voice calls on all types of Internet systems. Our systems provide an end user with a local phone number for inbound calling and comes with a full set of features and functionality, including call waiting, caller ID, three-way conference calling, and "follow me" features. Additional features include web-based tools allowing subscribers to manage their telephony features online, manage their accounts, and check their voice mail. This allows the operator to provision accounts, provide customer support, and create a unified bill for high-speed data, telecommunications and other services or organize their bill in any format to accommodate cost controls for their business accounting. We have designed our systems to enable the termination of our customers' calls to the Public Switched Telephone Network ("PSTN"), a service we purchase from third party carriers, and to allow for direct connection directly over the Internet to other Rapid Link customers anywhere in the world. As part of the Rapid Link service, we currently resell IADs that we purchase from third parties. These IADs are configured prior to shipping to work with our VoIP software.

 We continue to seek opportunities to grow our business through strategic acquisitions that will complement our retail strategy as well as adding key personnel that have demonstrated a proven track record in sales, marketing and operations of retail telecommunications organizations, especially in the area of retail VoIP.

 Our Products and Services

 Rapid Link VoIP Services

 We offer  several  VoIP  programs  to  the  business  office,  the  business professional that may have a home office, the US military and the residential consumer. The residential plans offer customers a cheaper alternative to traditional local service, long distance and international calling. Our flat rate service plans enable the customers to speak unlimited to their party without hidden charges. Customers are charged at a per-minute rate for international calls to non-Rapid Link customers, and depending on the level of plan selected, may be charged for calls to the PSTN if usage exceeds the minutes under their chosen plan. We offer three service plans to members of the US military. Two of the plans include unlimited calling to the US and Canada, while a third plan provides for a low per minute charge for calls to the US and Canada. Similarly, we offer two residential plans, one providing for unlimited calls to the US and Canada, while the other includes the aforementioned per minute charge. For business users, we offer two slightly higher priced plans, each providing for unlimited calls to the US and Canada, with the higher priced plan providing the customer with two phone lines. All of our Rapid Link customers receive access to a variety of services, including voice mail, caller ID, call waiting, 3-way calling, area code selection, and online account management and billing. We currently offer enhanced 911 ("E911") service for our VoIP customers. The E911 service provides near real-time address verification for both static users (those who place calls from one location) and nomadic users (those who move from location to location) and routes calls to the Public Safety Access Point in the customer's local area. The call is routed on the highest quality route to ensure call quality for emergency communications.

 For our military customers, we have a product called Mail Call, which is a free voice mail service that delivers a wave file onto the customer's e-mail account, making it easy to receive messages. Once a member of the military or their family becomes a Rapid Link customer, we offer the customer a toll free access number and security code. When the customer dials the supplied number and enters the security code, the subscriber can leave a message. Shortly thereafter, an e-mail will be sent to the service member recipient with a voice message attached to the e-mail.

 While we are optimistic that our VoIP-based retail products will provide us with meaningful growth opportunities in our current fiscal year, we have yet to derive material revenues from any of these products. The continuing viability of our business and operations is dependant on our ability to exploit this retail opportunity and we can give no assurances that we will be successful.

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

 International Wholesale Termination

 Primarily as a result of our acquisition of RLI, we began offering international call completion on a wholesale basis to international telecommunications companies. Our service enables our customers to offer their own customers phone-to-phone global voice and fax services. This service provides our customers with high quality and low cost long distance without our customers having to deploy their own VoIP infrastructure. We can also provide additional termination opportunities to customers that have developed their own VoIP networks with nearly instant access to our termination points by connecting to these customers via the Internet. Therefore, we have the capability to offer our services to carriers connecting to our network through traditional dedicated switch to switch connections, and through the public Internet whereby our customers connect to our network using their own VoIP equipment.

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

 Suppliers

 Our principal suppliers consist of domestic and international telecommunications carriers, and Internet Service Providers. Relationships currently exist with a number of reliable carriers. During the fiscal year ended October 31, 2005, one of our suppliers accounted for approximately 20% of our total costs of revenues and another supplier accounted for 11% of our total costs of revenues. Due to the highly competitive nature of the telecommunications business, we believe that the loss of any carrier would not have a long-term material impact on our business.

 Customers

 We focus our current retail sales and marketing efforts on our VoIP products and services, targeting SMEs, members of the US military, particularly those located in foreign markets where telecommunications deregulation has not taken place or is currently underway, residential customers in those same markets and to a lesser extent the United States, and VoIP wholesale customers located both domestically and internationally. We rely heavily on the use of commissioned agents to generate retail sales in foreign markets, as well as web portals, magazines and local military base events, and third party resellers. By doing so, we believe that we establish a wide base of customers with little vulnerability based on lack of customer loyalty. Our wholesale customers are primarily large public telecommunications customers in the United States, and medium to large foreign Postal, Telephone and Telegraph companies, which are those entities responsible for providing telecommunications services in foreign markets and are usually government owned or controlled.

 During the fiscal year ended October 31, 2005 we provided wholesale services to a customer who accounted for 11% of our revenues and to another customer who accounted for 13% of our revenues. During the fiscal year ended October 31, 2004, we provided wholesale services to a customer who accounted for 17% of our revenues, and to another customer who accounted for 13% of revenues. We believe the loss of any individual customer would not materially impact our business. We generally do business with approximately 20 wholesale customers, any of which either collectively, or in most cases individually, could compensate for the loss of a major customer. Typically, we have limited capacity, imposed by our suppliers, in which to transmit our telecommunications traffic. We frequently offer this capacity to our larger customers, however it is possible to offer these opportunities to all or a few of our wholesale customers at any time, thus reducing our reliance on any one customer and providing a relatively quick transition between customers if we should lose a customer.

 Competition

 The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. Other providers currently offer one or more of each of the services offered by us. Telecommunications service companies compete for consumers based on price and quality, with the dominant providers conducting extensive advertising campaigns to capture market share. As a service provider in the long distance telecommunications industry, we compete with such dominant providers as AT&T Corp., MCI, Sprint Corporation and Qwest Communications International, all of which are substantially larger than us and have the resources, history and customer bases to dominate virtually every segment of the telecommunications market.

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

 The market for international voice and fax call completion services is also highly competitive. We compete both in the market for enhanced Internet communications services and the market for carrier transmission services. We believe that the primary competitive factors in the Internet and VoIP communications business are quality of service, price, convenience and bandwidth. We believe that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future.

 Future competition could come from a variety of companies both in the Internet and telecommunications industries. In addition, some Internet service providers have begun enhancing their real-time interactive communications and, although these companies have initially focused on instant messaging, we expect them to provide PC-to-phone services in the future.

 Wholesale Internet Telephone Service Providers

 During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. iBasis, Teleglobe International Holdings and the wholesale divisions of Net2Phone and deltathree.com route traffic to destinations worldwide and compete directly with us. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. These companies offer the kinds of voice services we are currently offering. In addition, companies currently in related markets are providing VoIP services or adapt their products to enable voice over the Internet services. Many of these companies have migrated into the Internet telephony market as direct competitors.

 Regulation of Internet Telephony and the Internet

 Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States. Any violations of the regulations may subject us to enforcement penalties. The Federal Communications Commission ("FCC") has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate long distance communications services. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

 The following summary of regulatory developments and legislation is intended to describe what we believe to be the most important, currently effective and proposed international, federal, state and local regulations and legislation that are likely to materially affect us. Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals that could change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on us or the telecommunications industry at this time. Some of these future legislative, regulatory or judicial changes may have a material adverse impact on our business.

 Regulation by the Federal Communications Commission

 Universal Service. In 1997, the FCC issued an order, referred to as the Universal Service Order, to implement the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service. The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC (the "Universal Service Funds"). The periodic contribution requirements to the Universal Service Funds under the Universal Service Order are currently assessed based on a percentage of each contributor's interstate and international end user telecommunications revenues reported to the FCC, which we measure and report in accordance with the legislative rules adopted by the FCC. The contribution rate factors are determined quarterly and carriers, including us, are billed for their contribution requirements each month based on projected interstate and international end-user telecommunications revenues, subject to periodic true up. We, and most of our competitors, pass through these Universal Service Fund contributions in the price of our services, either as a separate surcharge or as part of the base rate. In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state. As with any regulatory obligation, if a federal or state regulatory body determines that we have incorrectly calculated and/or remitted any universal service fund contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon. Furthermore, if the FCC determines that we have incorrectly calculated and overstated a separately invoiced line item identified as a recovery of contributions to the Universal Service Funds we could be required to repay any such over-collection and be subject to penalty.

 The FCC is currently considering several proposals that would fundamentally alter the basis upon which our Universal Service Fund contributions are determined and the means by which such contributions may be recovered from our customers, changing from a revenue percentage measurement to a connection (capacity) or telephone number (access) measurement. Because we pass through these contributions to consumers, a change in the contribution methodology would not directly affect our net revenues; however, a change in how contributions are assessed might affect our customers differently than the customers of competing services, and therefore could either increase or decrease the attractiveness of our services. The timing and effect of any FCC action on this proposal is not yet known.

 Access Charges. As a long distance provider, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate, our costs of providing long distance services will increase.

 In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a "fundamental re-examination of all currently regulated forms of intercarrier compensation." Several different industry groups have submitted access charge reform proposals to the FCC. The FCC has not yet acted on these proposals and it is not yet known when it will act. Therefore, at this time we cannot predict the effect that the FCC's ultimate determinations regarding access charge reform may have upon our business.

 Taxes and Regulatory  Fees.   We are subject  to numerous  local, state  and
 federal taxes and regulatory fees, including, but not limited to, the Federal excise tax, FCC universal service fund contributions and regulatory fees, and numerous public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

 International Telecommunications Services-Section 214. In the United States, to the extent that we offer services as a carrier, we are required to obtain authority under Section 214 of the Communications Act of 1934 to provide telecommunications service that originates within the United States and terminates outside the United States. We have obtained the required
 Section 214 authorization from the FCC to provide U.S. international service. As a condition to our Section 214 authorization, we are subject to various reporting and filing requirements. Failure to comply with the FCC's rules could result in fines, penalties, forfeitures or revocation of our FCC authorization, each of which could have a material adverse effect on our business, financial condition, and results of operation.

 International Telecommunications Services - International Settlements. The FCC's International Settlements Policy ("Policy") restricts the terms on which U.S.-based carriers and certain of their foreign correspondents settle the cost of terminating each other's traffic over their respective networks. Under the International Settlements Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates usually equal to one-half of the accounting rate, and require proportionate share of return traffic. This Policy, however, does not apply to arrangements with any non-dominant foreign carrier or, since March 30, 2005, with any dominant foreign carrier on routes where a demonstration has been made that at least one U.S. carrier has a settlement arrangement with the dominant foreign carrier that is compliant with the FCC's applicable benchmark settlement rates. This action has greatly lessened the number of instances in which the Policy applies, effectively granting U.S. and foreign carriers greater freedom to set rates and terms in their agreements. As a result, 164 countries currently are exempt from the International Settlements Policy, representing over 90% of all U.S.-originated international traffic. Notwithstanding the foregoing, the FCC could find that we do not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy. Any of these events could have a material adverse effect on our business, financial condition, or results of operation.

 State Regulations. Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification and tariff filing requirements. As a certificated carrier, consumers may file complaints against us at the public service commissions. Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties also may be imposed for such violations. Public service commissions also regulate access charges and other pricing for telecommunications services within each state. The Regional Bell Operating Companies and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility, which, if granted, could subject us to increased price competition.

 Regulation of Internet Telephony and other IP-Enabled Services

 The use of the Internet to provide telephone service is a fairly recent market development. At present, we are not aware of any domestic, and are aware of only a few foreign, laws or regulations that prohibit voice communications over the Internet.

 United States. We believe that, under U.S. law, the Internet-related services that we provide constitute information services as opposed to regulated telecommunications services and, as such, are not currently actively regulated by the FCC or any state agencies charged with regulating telecommunications carriers. We cannot provide assurances that our Internet-related services will not be actively regulated in the future. Several efforts have been made in the U.S. to enact federal legislation that would either regulate or exempt from regulation services provided over the Internet. Increased regulation of the Internet may slow its growth, particularly if other countries also impose regulations. Such regulation may negatively impact the cost of doing business over the Internet and materially adversely affect our business, operating results, financial condition and future prospects.

 The advent of VoIP services being provided by pure play VoIP providers, such as Vonage, cable television and other companies, and the increased number of traditional telephone companies entering the retail VoIP space has heightened the need for U.S. regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether, or under what terms, VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, and the Universal Service Fund ("USF") of the Communications Assistance for Law Enforcement Act ("CALEA"). The FCC is addressing many of these issues through its "IP-Enabled Services Proceeding", which opened in February 2004.

 Due to perceived urgency, however, the FCC did take some specific actions outside of the broad IP-Enabled Services Proceeding to address emergency services and law enforcement issues. On June 3, 2005, the FCC issued an order establishing rules requiring interconnected VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement. And, on August 5, 2005, the FCC announced the extension of CALEA to certain types of VoIP providers. Any additional regulation of IP-based services concerns us and we must therefore remain diligent with respect to evaluating the impact of FCC proposals and decisions. However, based on the nature of the IP-enabled services we currently provide, we do not believe either FCC decision will materially adversely affect our business, operating results, financial condition or future prospects.

 The FCC has also considered whether to impose surcharges or other common carrier regulations upon certain providers of VoIP or Internet telephony. While the FCC has presently refrained from such regulation, the regulatory classification of Internet telephony remains unresolved. If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and pay access charges to local telephone companies. A decision to impose such charges could also have a retroactive effect, which could materially adversely affect us. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects.

 States. State regulatory authorities may also retain jurisdiction to regulate certain aspects of the provision of intrastate Internet telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so.

 International. The regulatory treatment of Internet telephony outside of the U.S. varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony also prohibit Internet telephony. Other countries permit but regulate Internet telephony. Some countries will evaluate proposed Internet telephony service on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries, Internet telephony has not yet been addressed by legislation or regulation. Increased regulation of the Internet and/or Internet telephony providers or the prohibition of Internet telephony in one or more countries could materially adversely affect our business, financial condition, operating results and future prospects.

 Other General Regulations

 Although we do not know of any other specific new or proposed regulations that will affect our business directly, the regulatory scheme for competitive telecommunications market is still evolving and there could be unanticipated changes in the competitive environment for communications in general. For example, the FCC is currently considering rules that govern how Internet providers share telephone lines with local telephone companies and compensate local telephone companies. These rules could affect the role that the Internet ultimately plays in the telecommunications market.

 Sales and Marketing

 We sell and market our services through vertical web portals, magazines, local military base events, and third party resellers. Our Company also receives a good deal of referrals from existing customers. Our revenues are primarily derived from direct sales to business and residential accounts, sales through commissioned agents and wholesale sales to other telecommunications providers. We plan to expand our sales effort to both domestic and international business accounts, as well as add products and services targeted toward residential customers in both markets.

 We offer individuals and businesses the opportunity to become resellers of our services through our affiliate and reseller programs. Resellers are able to purchase bulk accounts and hardware at reseller specific pricing and they are then able to resell these accounts to private individuals under the Rapid Link brand.

 We have substantial revenues in foreign markets. For the fiscal years ended October 31, 2005 and 2004, $3.4 million or 35% and $2.9 million or 22% of our total revenue from continuing operations for each year, respectively, originated from foreign markets.

 Intellectual Property

 We do not hold any patents or trademarks. Our products and services are available to other telecommunications companies.

 Employees

 As of January 15, 2006, we have 31 full-time employees, seven of which perform administrative and financial functions, 12 of which perform customer support duties and 12 of which have experience in telecommunications operations and/or sales. Ten employees are located in Los Angeles,
 California and 22 employees operate in other offices worldwide. No employees are represented by a labor union, and we consider our employee relations to be good.

 Risk Factors

 Our cash flow may not be sufficient to satisfy our cost of operations

 For the fiscal years ended October 31, 2005 and 2004, we recorded net losses from continuing operations of approximately $2.6 million and $800,000, respectively, on revenues from continuing operations of approximately $9.8 million and $13.4 million, respectively. As a result of these losses and historical losses, we currently have a substantial working capital deficit. In addition, approximately 71% of our trade accounts payable and accrued liabilities are past due. To be able to service our debt obligations over the course of the 2006 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or are otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations.

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

 To implement our business strategy, we will also need to seek additional financing. There is no assurance that adequate levels of additional financing will  be  available at  all  or  on acceptable  terms.  Also,  any additional financing will likely result in significant dilution to our existing stockholders. If we are unable to obtain additional financing on terms that are acceptable to us, we could be forced to dispose of assets to make up for any shortfall in the payments due on our debt under circumstances that might not be favorable to realizing the highest price for those assets. A portion of our assets consists of intangible assets, the value of which will depend upon a variety of factors, including the success of our business. As a result, if we do need to sell any of our assets, we cannot assure you that our assets could be sold quickly enough, or for amounts sufficient, to meet our obligations.

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

 New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of our products or services using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet. Newly existing laws may cover issues that include sales and other taxes, access charges, user privacy, pricing controls, characteristics and quality of products and services, consumer protection, contributions to the USF, cross-border commerce, copyright, trademark and patent infringement, and other claims based on the nature and content of Internet materials.

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


 Item 2. Description of Property.

 We lease approximately 6,800 square feet in two locations in Los Angeles, California. Our principal executive office is located at 17383 Sunset Boulevard, Suite 350, in Los Angeles, California. Our operations and information systems are located in Los Angeles and New York, New York, where we lease 104 square feet under a month-to-month co-location agreement. We also have a sales and administrative office in Johannesburg, South Africa.
 We believe that our facilities are sufficient for the operation of our business for the foreseeable future. The expiration dates of the above-mentioned lease agreements are as follows:

 February 28, 2006   South Africa office
 July 12, 2006       Los Angeles - operations and information systems office
 April 30, 2007      Los Angeles - executive office

 We lease office space for certain sales staff and our President in Englewood, New Jersey on a month-to-month basis.


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

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent us from providing "re-origination" services. We filed a cross motion for summary judgment of non-infringement. Both motions were denied. On August 22, 2003, we re-filed the motion for summary judgment for non-infringement. In response to this filing, in August 2004, the court narrowly defined the issue to relate to a certain re-origination technology, which we believe we do not now use, nor have we ever utilized to provide any of our telecommunications services. On August 17, 2005, the United States District Court for the Northern District of California issued a stay in the lawsuit for the purpose of reexamining the Cygnus patent. This stay is the result of a reexamination request received by the United States Patent and Trademark Office ("USPTO"), whereby the USPTO has issued a decision that the patents are invalid. Consequently, further proceedings are expected. We intend to continue defending this case vigorously, and though our ultimate legal and financial liability with respect to such legal proceeding is expected to be minimal, it cannot be estimated with any certainty at this time.

 The State of Texas ("Texas") performed a sales tax audit of Canmax Retail Systems , a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries, for the years 1995 to 1999. Texas determined that Canmax Retail Systems did not properly remit sales tax on certain transactions, including asset purchases and software development projects that Canmax Retail Systems performed for specific customers. Our current and former management filed exceptions, through our outside sales tax consultant, to Texas' audit findings, including the non-taxable nature of certain transactions and the failure of Texas to credit our account for sales tax remittances. In correspondence from Texas in June 2003, Texas agreed to consider offsetting remittances received by Canmax Retail Systems during the audit period. Texas has refused to consider other potential offsets. Based on this correspondence with Texas, our estimate of the potential liability was originally recorded at $350,000 during fiscal year 2003. Based on further correspondence with Texas, this estimated liability was increased to $1.1 million during the first quarter of fiscal year 2004. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, it was classified separately during the first quarter of fiscal year 2004 in discontinued operations, and is included in the October 31, 2004 consolidated balance sheet in "Net current liabilities from discontinued operations".

 On August 5, 2005, the Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against our Company. The lawsuit requests payment of approximately $1,162,000 including penalties and interest for state and local sales tax. During the third quarter of fiscal year 2005, we accrued an additional $62,000, increasing the estimated liability to $1.162 million. This amount is included in the October 31, 2005 consolidated balance sheet in "Net current liabilities from discontinued operations". We believe that we will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that we will be successful with respect to such negotiations. We will continue to aggressively pursue the collection of unpaid sales taxes from former customers of Canmax Retail Systems, primarily Southland Corporation, now 7-Eleven Corporation ("7-Eleven"), as a majority of the amount owed to the Texas is the result of uncollected taxes from the sale of software to 7-Eleven during the period under audit. However, there can be no assurance that we will be successful with respect to such collections.

 On January 12, 2004, we filed a suit against 7-Eleven in the 162nd District Court in Dallas, Texas. Our suit claims a breach of agreement on the part of 7-Eleven in failing to reimburse us for taxes paid to Texas as well as related taxes for which we are currently being held responsible by Texas. Our suit seeks reimbursement for the taxes paid and a determination by the court that 7-Eleven is responsible for paying the remaining tax liability to Texas.

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

 During the fourth quarter of fiscal 2005, we entered into a Settlement and Release Agreement with Q Comm. The Agreement releases Q Comm from any and all claims in connection with our lawsuit against Q Comm for breach of a purchase agreement. In connection with the release, we agreed to a cash settlement of $225,000, which was received on August 10, 2005. This amount was recorded as "Gain on settlement of liabilities/legal settlement" during the fiscal year ended October 31, 2005.


 Item 4. Submission of Matters to a Vote of Security Holders.

 Our annual stockholders meeting was held on October 25, 2005. The following proposals were approved at the meeting:

   * Proposal 1 - For the election of John Jenkins, David Hess, Allen Sciarillo, Lawrence Vierra and Robert M. Fidler to serve as our directors until the 2006 Annual Meeting of Stockholders;

   * Proposal 2 - For amending our certificate of incorporation to increase the amount of authorized common stock from 84,169,100 shares to 175,000,000 shares;

   * Proposal 3 - For amending our certificate of incorporation to change our company name to Rapid Link, Incorporated;

   * Proposal 4 - For the approval to amend our 2002 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance from 2,000,000 to 4,000,000;

   * Proposal 5 - For the ratification of the appointment of KBA Group LLP to serve as independent auditors for the 2005 fiscal year.

 The following table sets forth the voting results for each proposal, including the votes cast for each director:


                                  For            Against        Abstain
                               ----------        -------        -------
          Proposal 1
          ----------
          John Jenkins         26,635,411         78,160         23,220
          David Hess           26,635,411         78,160         23,220
          Allen Sciarillo      26,635,371         78,200         23,220
          Lawrence Vierra      26,712,171          1,400         23,220
          Robert M. Fidler     26,713,431            140         23,220

          Proposal 2           15,714,389        173,353         21,066
          Proposal 3           15,883,995         32,433          1,380
          Proposal 4           14,225,747        184,072        341,302
          Proposal 5           26,713,445         10,286         13,060


                                   PART II

 Item 5. Market for Common Equity and Related Stockholder Matters.

 Market For Our Common Stock

 Our common stock, $0.001 par value, is quoted on the OTC Bulletin Board under the trading symbol "RPID". Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or for either cancellation or surrender or provisions for sinking or purchase funds.

 The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of our common stock as reported on the OTC Bulletin Board. The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.


                                                  COMMON STOCK
                                                 CLOSING PRICES
                                              --------------------
                                               HIGH           LOW
                                              ------        ------
 FISCAL 2004
      First Quarter . . . . . . . . . . .     $ 0.25        $ 0.17
      Second Quarter  . . . . . . . . . .     $ 0.23        $ 0.10
      Third Quarter . . . . . . . . . . .     $ 0.18        $ 0.12
      Fourth Quarter  . . . . . . . . . .     $ 0.16        $ 0.10

 FISCAL 2005
      First Quarter . . . . . . . . . . .     $ 0.68        $ 0.10
      Second Quarter  . . . . . . . . . .     $ 0.40        $ 0.18
      Third Quarter . . . . . . . . . . .     $ 0.51        $ 0.14
      Fourth Quarter  . . . . . . . . . .     $ 0.20        $ 0.11


 The closing price for our common stock on January 16, 2006 as reported on the OTC Bulletin Board was $0.12.

 Dividends

 We have never declared or paid any cash dividends on our common stock and do not presently intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for reinvestment in our business.

 Holders of Record

 There were 2,469 stockholders of record as of January 15, 2006.

 Recent Sales of Unregistered Securities

 None.


 Item 6. Management's Discussion and Analysis or Plan of Operation.

 This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects", "believe", "anticipates", "estimate", "plans", "expect", "intends", and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the "Risk Factors" located in PART I, Item 1. All forward-looking statements attributable to our Company are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors, which affect our business throughout this Report. The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2005 and 2004 and should be read in conjunction with our Financial Statements and the Notes thereto commencing at page F-1 hereof.

 General

 On November 2, 1999, we consummated the DTI Acquisition and, in the second quarter of fiscal 2000, we shifted focus toward our global VoIP strategy. This change in focus has led to a significant shift from our prepaid long distance operations toward higher margin international wholesale and retail telecommunications opportunities. This strategy allows us to form local partnerships with foreign PTTs and to provide IP enabled services based on the in-country regulatory environment affecting telecommunications and data providers. In the third quarter of fiscal 2000, we further concentrated our efforts toward our global VoIP telecommunications strategy by moving our operations to Los Angeles, California. This consolidation and reduction in staff has allowed us to significantly reduce our overhead, and although our operations have not yet produced positive cash flow, we believe that continued cost reductions and moderate revenue growth would allow us to achieve positive results in the near future.

 On October 12, 2001, we completed the acquisition from RLI of certain assets and executory contracts of Rapid Link, USA, Inc. and 100% of the common stock of Rapid Link Telecommunications, GmbH, a German company. RLI provides integrated data and voice communications services to both wholesale and retail customers around the world. RLI built a large residential retail customer base in Europe and Asia, using RLI's network to make international calls anywhere in the world. Furthermore, RLI developed a VoIP network using Clarent and Cisco technology, which we have used to take advantage of wholesale opportunities where rapid deployment and time to market are critical.

 On November 19, 2002 we entered into an agreement with Global Capital Funding Group, L.P. that provided us with a two-year loan of $1.25 million, with a maturity date of November 8, 2004. $443,000 of the proceeds from this financing were used to pay off the remaining balance of Dial Thru's April 2001 convertible debenture with Global Capital while the remaining $807,000 has been used for our Company's ongoing working capital needs. On June 1, 2005, the maturity date was extended to February 29, 2008.

 On July 24, 2003 we entered into an agreement with GCA Strategic Investment Fund Limited that provided us with a 152-day loan of $550,000. On January 2, 2004, per the terms of this loan agreement, this loan became a convertible debenture with a maturity date of November 8, 2004. The loan proceeds have been used for our Company's ongoing working capital needs. On June 1, 2005, the maturity date was extended to November 20, 2006.

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

 We are focused on the growth of our VoIP business by adding new products and services that we can offer to end user customers. We are attempting to transition our current customers, and attract new customers through the sale of specialized VoIP Internet Access Devices, or IAD's, that allow customers to connect their phones to their existing high-speed Internet connections. These IADs allow the user to originate phone calls over the Internet, thereby bypassing the normal costs associated with originating phone calls over existing land lines. By avoiding these costs, we are able to offer lower priced services to these customers, which we believe will allow us to attract additional users. We also believe there will be considerable demand for this type of product in certain foreign markets where end users pay a significant premium to their local phone companies to make long distance phone calls. We are targeting business and residential customers, as well as members of the US military. While we expect the growth in our customers and suppliers and the introduction of innovative product offerings to retail users, specifically IADs, to have a positive impact on our revenues and earnings, we cannot predict our ability to significantly grow this line of business. To date, we have not attracted a significant number of new customers. The revenue and costs associated with the IAD product offerings will depend on the number of customers and contracts we obtain. In many ways, our ability to maintain operations in the foreseeable future will be dictated by our ability to quickly deploy VoIP products into selected markets and to realize high quality revenues from these products and related telecommunications sources. Any delay in our expansion of VoIP products and services will adversely affect our financial condition and cash flow and could ultimately cause us to greatly reduce or even cease operations.

 We continue to seek opportunities to grow our business through strategic acquisitions that will complement our retail strategy as well as adding key personnel that have demonstrated a proven track record in sales, marketing and operations of retail telecommunications organizations, especially in the area of retail VoIP.

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

 Revenue Recognition

 For a majority of our products, our revenues are generated at the time a customer uses our network to make a phone call. We sell our services to SMEs and end-users who utilize our network for international re-origination and dial thru services, and to other providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times we receive payment from our customers in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made.

 For our newer VoIP product offerings, specifically our Rapid Link service, we are required to recognize revenue in accordance with Emerging Issues Task Force ("EITF") consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" which requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Rapid Link service with the accompanying desktop terminal adapter or other customer premise equipment constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, we allocate Rapid Link revenues, including activation fees, among the customer premise equipment and subscriber services. Revenues allocated to the customer premise equipment are recognized as product revenues at the end of 30 days after order placement, provided the customer does not cancel their Rapid Link service. All other revenues are recognized as license and service revenues when the related services are provided. We defer the cost of goods sold of products sold for which the end customer or distributor has a right of return. The cost of the products sold is recognized, contemporaneously with the recognition of revenue, when the subscriber has accepted the service. To date, our new VoIP product offerings have generated insignificant revenues.

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

 Goodwill

 Effective November 1, 2001, we adopted SFAS No, 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under SFAS 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise. In accordance with SFAS 142, an annual impairment test of goodwill was performed by an independent valuation firm in each of the fourth quarters of fiscal year 2005 and 2004. The valuation process appraised our assets and liabilities using a combination of present value and multiple of earnings valuation techniques. The results of both impairment tests indicated goodwill was not impaired.

 We record goodwill when the consideration paid for an acquisition exceeds the fair value of net tangible and identifiable intangible assets acquired. We measure and test goodwill for impairment on an annual basis or more frequently if we believe indicators of impairment exists. Performance of the impairment test involves a two-step process. The first step compares the fair value of our single reporting unit to its carrying amount. The fair value of the reporting unit is determined by calculating the market capitalization of the reporting unit as derived from quoted market prices, and further substantiated through the use of other generally accepted valuation methods. A potential impairment exists if the fair value of the reporting unit is lower than its carrying amount. Historically, the impairment test has shown that the carrying value is less than fair value. The second step of the process is only performed if a potential impairment exists, as indicated by step one, and involves determining the difference between the fair values of the reporting unit's net assets, other than goodwill, as compared to the fair value of the reporting unit. If the difference is less than the net book value of goodwill, impairment exists and is recorded. We determine our reporting units, for purposes of testing for impairment, by determining (i) how we manage our operations, (ii) if a component of an operating unit constitutes a business for which discrete financial information is available and our management regularly review such financial information, and (iii) how the acquired entity is integrated with our operations. Based on these criteria, we determined that we have a single reporting unit.

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

 According to SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement of fair value, if available. As of October 31, 2005, our market capitalization was $3,222,690, determined by taking the shares outstanding as of that date multiplied by our stock price of $0.11. We added interest bearing debt and operating liabilities (excluding net current liabilities of discontinued operations), adjusted downward to a fair value estimate of 25%, resulting in a fair value of assets of approximately $5.3 million. This amount exceeds the carrying value of our assets (the value of our assets as reported in our financial statements), including goodwill, of $3,218,596. While our market capitalization renders a minority interest valuation, because shares of our Company represent minority interests, the fair value of assets exceeds its carrying value even without the application of a control premium as recommended by SFAS 142. However, we believe that the application of the market approach necessitates additional analysis for three reasons (i) we have generated no analyst coverage to provide information about our stock to the public, suggesting that the market price may not reflect available information, (ii) our stock price demonstrated volatility as of the valuation date, and (iii) our stock is thinly traded with no organization making an active market in the stock. These factors suggest that our stock price, when taken in isolation, may not be sufficient evidence of fair value. In estimating the fair value of a reporting unit, a valuation technique based on multiples of earnings or revenues or a similar performance measure may be used if that technique is consistent with the objective of measuring fair value. As further support for our market approach, we calculated the Business Enterprise Value ("BEV") for five other telecommunications companies, which provide services similar to those that we provide. The BEV is determined by taking the market capitalization of a public enterprise, adding their debt and subtracting any cash equivalents. The resulting value is divided by annual revenue in order to determine a reasonable multiple that can be applied to us. We averaged the multiple of these five companies, trading on average at 2.6 times their annual revenue obtained from their most recent published financials, and applied the result to our 2005 fiscal year revenues. The resulting BEV for our Company was well in excess of the fair value of our assets calculated above. As a result, we determined that the fair value of our Company exceeds its carrying amount, and therefore that goodwill is not impaired.

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


 Results of Operations

 Our operating results for the last two fiscal years are as follows:

                                                       % Change
                                                        2004 to
                                                % of     2005                    % of
                                 Year Ended   Revenue  Increase   Year Ended   Revenue
                                 Oct 31 2005    2005    (Decr)    Oct 31 2004    2004
                                 -----------    ----    ------    -----------    ----
 REVENUES                       $  9,826,049    100%      (27%)  $ 13,380,510    100%

 COSTS AND EXPENSES
  Costs of revenues                7,713,349     78%      (23%)    10,045,063     75%
  Sales and marketing                205,973      2%      (49%)       400,559      3%
  General and administrative       3,227,609     33%        8%      2,990,630     22%
  Depreciation and amortization      557,131      6%      (10%)       615,883      5%
  Gain on disposal of equipment       (8,800)     -       100%              -      -
  Gain on settlement of
   liabilities/legal settlement     (225,000)    (2%)     (52%)      (466,000)    (3%)
                                 -----------    ----    ------    -----------    ----
     Total costs and expenses     11,470,262    117%      (16%)    13,586,135    102%
                                 -----------    ----    ------    -----------    ----

     Operating loss               (1,643,213)   (17%)     723%       (205,625)    (2%)

 OTHER INCOME (EXPENSE)
   Interest expense and
     financing costs                (870,615)    (9%)      42%       (613,511)    (5%)
   Foreign currency
     exchange gains                   10,486      -       (60%)        24,919      -
                                 -----------    ----    ------    -----------    ----
     Total other expense, net       (860,129)    (9%)      46%       (588,592)    (4%)
                                 -----------    ----    ------    -----------    ----

 LOSS FROM CONTINUING OPERATIONS  (2,506,342)   (25%)     222%       (794,217)    (6%)

 INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS           (62,000)    (1%)    (104%)     1,501,147     11%
                                 -----------    ----    ------    -----------    ----
 NET INCOME (LOSS)              $ (2,565,342)   (26%)   (470)%   $    706,930     (5%)
                                 ===========    ====    ======    ===========    ====

 INCOME (LOSS) PER SHARE:
   Basic and diluted income
   (loss) per share
     Continuing operations           $(0.11)                           $(0.05)
     Discontinued operations              -                              0.09
                                 -----------                      -----------
                                     $(0.11)                           $ 0.04
                                 ===========                      ===========


 Results of Operations - 2005 Versus 2004

 Operating Revenues

 Our revenues decreased from $13.4 million for the fiscal year ended October 31, 2004 to $9.8 million for the fiscal year ended October 31, 2005, a 27% decline. Wholesale and retail revenues decreased by 27% and 26%, respectively, period to period.

 The decrease in wholesale revenues for the fiscal year ended October 31, 2005 compared to fiscal year 2004 is attributable to a decrease in the  number of  termination  opportunities  available  to  us  to  offer  to our customers. Due to the competitive nature of the wholesale telecommunications business, our customers frequently request a reduction in the per minute termination rates that we offer them. At times, our suppliers are not able to offer us lower rates in order to maintain the minutes we are terminating to them. As a result, our wholesale revenues fluctuate depending on the number of termination opportunities available to us at any one time. We are working with new providers in an effort to recapture our lost revenue, although the ultimate results of these discussions cannot be predicted with any certainty. If we are unable to attract and retain new wholesale customers, our wholesale revenues will continue to erode.

 The decrease in retail revenues for the fiscal year ended October 31, 2005 compared to fiscal year 2004 is primarily attributable to increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets. The March 2003 redeployment of troops into Iraq, where we have not historically provided long distance service, resulted in a decline in our retail sales to these military customers who were previously stationed in foreign markets that we serviced. During the first five months of the current fiscal year, we offered services to U.S. troops in Iraq on a limited basis. We are no longer providing services out of Iraq. We are exploring opportunities to grow our retail business through the introduction of new products and services, utilizing our in-house sales group and our outside agents, as well as marketing through web portals and magazines, focusing our efforts principally on the sale of our new Rapid Link VoIP products, which allow users to connect specialized Internet Access Devices to their existing high speed Internet connections. If we are unable to stabilize our retail revenues, primarily from the U.S. military, and grow our retail revenues from VoIP-based products, this category of revenue will also continue to decline.

 Costs of Revenues

 Our costs of revenues as a percentage of revenues have increased from 75% for the fiscal year ended October 31, 2004 to 78% for the fiscal year ended October 31, 2005. Included within our costs of revenues for fiscal year 2005 is a reduction of costs in the amount of $283,138 relating to the favorable resolution of a dispute with one of our vendors. These costs were originally recorded to costs of revenues in prior periods. Had this dispute resolution not occurred during fiscal year 2005, our costs of revenues as a percentage of revenues would have been 81% for the year. This increase was primarily due to a lower average margin per minute relating to our wholesale business. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

 Sales and Marketing Expenses

 A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by a small in-house sales and marketing organization.

 Our sales and marketing costs have decreased from 3% to 2% of revenues, respectively, for the fiscal year ended October 31, 2005 compared to the prior fiscal year. The reduction in our sales and marketing costs is primarily due to a reduction in our sales personnel. During fiscal year 2005, we have focused our attention on increasing revenues through the efforts of our agents, and the marketing initiatives previously noted. We will continue to focus our sales and marketing efforts on web portal and magazine advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 General and Administrative Expenses

 Our general and administrative expenses have increased to 33% of revenues for the fiscal year ended October 31, 2005 from 22% for the prior year period. For the fiscal year ended October 31, 2005, our bad debt expense was $365,289. This includes approximately $291,000 from our prepaid calling card distributor in Iraq. As a result of nonpayment, we are no longer providing services out of Iraq and we are pursuing legal action to collect this receivable. During fiscal year 2005, we issued, to a provider of legal and investment-consulting services, warrants to acquire 1,000,000 shares of common stock. In connection with this issuance of warrants, we recorded $159,695, the fair value of the warrants, to general and administrative expense. Although general and administrative expenses as a percentage of revenues has increased for fiscal year 2005 compared to the prior fiscal year, in absolute dollars, general and administrative expenses, adjusted for the bad debt expense and warrant expenses, have decreased by 5% for fiscal year 2005 compared to fiscal year 2004. This reduction has been accomplished primarily through the elimination of personnel and personnel related costs. However, due to the overall decline in revenue and the primarily fixed nature of our general and administrative expenses, as a percentage of revenue, these expenses have increased for fiscal year 2005 compared to the prior fiscal year. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business, however it will be difficult to achieve significant reductions in future periods due to the fixed nature of our general and administrative expenses.

 Gain on Settlement of Liabilities/Legal Settlement

 During the second quarter of fiscal year 2003, we vacated our office space in Atlanta, Georgia. At that time, we began negotiations with the landlord to terminate our lease agreement. In October 2004, we reached an agreement with the landlord to pay $100,000 in settlement of all outstanding rents, payable in monthly installments of $5,000 through May 2006. As a result, we recorded $241,000 as "Gain on settlement of liabilities/legal settlement" during the fourth quarter of fiscal year 2004, representing the difference between our accrued rent and the settlement amount.

 In connection with the acquisition of the assets and certain of the liabilities of Rapid Link, Incorporated ("RLI") during the fiscal year ended October 31, 2001, we recorded certain liabilities of $255,000, and continued to hold those liabilities pending a final settlement with the RLI trustee. During the fiscal year ended October 31, 2004, we agreed to pay $30,000 to the trustee, and recorded the remaining $225,000 to "Gain on settlement of liabilities/legal settlement."

 On July 20, 2004, we filed a suit against Q Comm International, Inc. ("Q Comm") in Federal Court in the Central District of Utah. Our suit claimed damages of $4 million plus attorney's fees and costs resulting from the breach of a purchase agreement on the part of Q Comm relating to the sale of our internally developed equipment for the prepaid telecommunications industry. During the fourth quarter of fiscal year 2005, we entered into a Settlement and Release Agreement with Q Comm. The Agreement releases Q Comm from any and all claims in connection with our lawsuit against Q Comm for breach of a purchase agreement. In connection with the release, we agreed to a cash settlement of $225,000, which was received on August 10, 2005. This amount was recorded as "Gain on settlement of liabilities/legal settlement" during the fiscal year ended October 31, 2005.

 Depreciation and Amortization

 Depreciation and amortization has decreased as a larger portion of our assets still in use have become fully depreciated, including a majority of the assets acquired from RLI. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network.

 Interest Expense and Financing Costs

 Interest expense and financing costs for the fiscal years ended October 31, 2005 and 2004 included interest expense of approximately $344,000 and $432,000, respectively, on our convertible debentures and notes payable to related parties. In addition, for fiscal year 2005, interest expense includes approximately $523,000 of amortization of deferred financing fees and debt discount on our debts to GCA, Global and related parties, compared to $177,000 for the prior year period. The increase in interest expense and financing costs for fiscal year 2005 as compared to the prior fiscal year primarily relates to the extension of the maturity dates of our convertible debt instruments with both our third party and related party lenders. A further explanation of these changes can be found in the Liquidity and Capital Resources section.

 Income (loss) from discontinued operations

 Income (loss) from discontinued operations for fiscal year ended October 31, 2004 relates to an increase in our estimated sales tax liability to the State of Texas of $750,000, offset by the write-off of the remaining net liability of our German subsidiary, Rapid Link Telecommunications GMBH, totaling $2,251,000.

 In the fourth quarter of fiscal year 2003, Rapid Link Telecommunications GMBH filed for insolvency. The net liability associated with the disposal of the assets and liabilities of Rapid Link Telecommunications GMBH of approximately $2.3 million was included in the balance sheet at October 31, 2003 and classified as discontinued operations. During the fiscal year 2004, we determined that we no longer controlled the operations of this subsidiary and that the parent entity had no legal obligation to pay the liabilities of Rapid Link Telecommunications GMBH. Accordingly, we wrote off the remaining net liability of $2,251,000 and included the gain in discontinued operations during the fiscal year ended October 31, 2004.

 During the first quarter of fiscal year 2004, we determined based on final written communications with the State of Texas that the liability for sales taxes (including penalties and interest) totaled $1.1 million. We had previously accrued an estimated settlement amount of $350,000. Accordingly, we accrued an additional $750,000. On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1,162,000 including penalties and interest for state and local sales taxes. During the 2005 fiscal year, we have accrued the additional $62,000. The sales tax amount due is attributable to audit findings of Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries, from the State of Texas for the years 1995 to 1999. These operations were previously classified as discontinued after we sold our retail automation software business and changed our business model to the sale of prepaid calling cards. The State of Texas determined that we did not properly remit sales tax on certain transactions. Management believes that the amount due has been improperly assessed and will continue to pursue a lesser settlement amount, though we cannot assure you that this matter will be resolved in our favor.

 Liquidity and Sources of Capital

 To date we have been generally unable to achieve positive cash flow on a quarterly basis primarily due to the fact that our present lines of business do not generate a volume of business sufficient to cover our overhead costs. Our audit report includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

 We frequently are not able to make timely payment to our trade creditors. As of our fiscal year ended October 31, 2005, approximately $3.1 million, representing approximately 71% of our trade accounts payable and accrued liabilities, were past due. A majority of the amounts past due are to foreign vendors that have supplied us with low margin wholesale opportunities and we are no longer sending significant, or any, telecommunications traffic to them. We will continue to work with them to arrange for a reduction in the amount owed to them through either formal or informal payment plans. We continue to seek sources of working capital sufficient to fund delinquent balances and meet ongoing obligations, though our success on that front has been limited.

 Our future operating success is dependent on our ability to quickly generate positive cash flow from our VoIP lines of products and services. Our major growth areas are anticipated to include the establishment of additional wholesale points of termination to offer our existing wholesale and retail customers, and the introduction of new retail VoIP products, primarily our new Rapid Link products both domestically and internationally. We anticipate a cash shortfall from operations of approximately $500,000 during the next twelve months. We do not have any capital equipment commitments during the next twelve months. We anticipate funding this shortfall through available cash on hand, further reduction of our overhead expenses, including personnel, and consolidation of operations as necessary. In addition, we are actively pursuing debt or equity financing opportunities to continue our business. Any failure of our business plan, including the risk and timing involved in rolling out retail products to end users, to generate positive cash flow could result in a significant cash flow crisis and could force us to seek alternative sources of financing as discussed, or to greatly reduce or discontinue operations. Although various possibilities for obtaining financing or effecting a business combination have been discussed from time to time, there are no agreements with any party to raise money or for us to combine with another entity and we cannot assure you that we will be successful in our search for investors or lenders. Any additional financing we may obtain will involve material and substantial dilution to existing stockholders. In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders. If we are unable to obtain additional financing, our operations in the short term will be materially affected and we may not be able to remain in business. These circumstances raise substantial doubt as to the ability of our Company to continue as a going concern.

 At October 31, 2005, we had cash and cash equivalents of $172,000, a decrease of $409,000 from the balance at October 31, 2004. We had significant working capital deficits at both October 31, 2005 and 2004 of $49,200,000 and $46,600,000, respectively

 Net cash used in operating activities of continuing operations was $305,000 for the fiscal year ended October 31, 2005, compared to net cash provided by operating activities of continuing operations of $260,000 for the fiscal year ended October 31, 2004. The net cash used in operating activities of continuing operations for the fiscal year ended October 31, 2005 was primarily due to a net loss from continuing operations of $2,503,000 adjusted for: non-cash interest expense of $526,000; depreciation and amortization of $557,000; common stock and warrants issued for services of $206,000; bad debt expense of $365,000; changes in operating assets and liabilities of $548,000; offset by gain on sale of fixed assets of $9,000. For the fiscal year ended October 31, 2004, the net cash provided by operating activities of continuing operations of $261,000 was primarily due to a net loss from continuing operations of $794,000; non-cash interest expense of $182,000; depreciation and amortization of $616,000; net changes in operating assets and liabilities of $693,000 and bad debt expense of $30,000; offset by gain on settlement of liabilities of $466,000.

 Net cash used in investing activities of continuing operations for the fiscal year ended October 31, 2005 was $32,000, consisting of property and equipment purchases of $27,000; $15,000 cash paid for the Integrated acquisition; offset by $10,000 proceeds from the sale of fixed assets. Net cash used in investing activities of continuing operations for the fiscal year ended October 31, 2004 was $145,000 of property and equipment purchases.

 Net cash used in financing activities of continuing operations for the fiscal year ended October 31, 2005, totaled $72,000, compared to net cash used in financing activities of continuing operations of $34,000 for the fiscal year ended October 31, 2004. For the fiscal year ended October 31, 2005, net cash used in financing activities of continuing operations was due to repayments on our convertible debt. For the fiscal year ended October 31, 2004, net cash used in financing activities of continuing operations was due to payments on capital leases.

 We have an accumulated deficit of approximately $49 million as of October 31, 2005 as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment which may not be available to us. Since the beginning of April 2001, we have raised in excess of $5.76 million in debt financing.

 Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of October 31, 2005, we have approximately $500,000 of convertible debentures which will mature within the next year as well as a significant amount of trade payables and accrued liabilities, which are past due. We will continue to explore external financing opportunities and renegotiation of our short-term debt with our current financing partners in order to extend the terms or retire these obligations. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. Failure to obtain sufficient capital will materially affect our Company's operations and financial condition. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from RLI. Our capital expenditures for the fiscal year ended October 31, 2005 were $27,000 and we do not anticipate significant spending for fiscal year 2006.

 In October 2001, we executed 10% convertible notes (the "Notes") with two of our executives and one director (the "Related Parties"), which provided financing of $1,945,958. With an original maturity date of October 24, 2003, these Notes were amended subsequent to fiscal year 2002 to mature on February 24, 2004. These Notes are secured by selected Company assets and are convertible into our common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. For the year ended October 31, 2002, an additional $402,433 was added to the Notes and an additional 402,433 warrants to acquire our common stock were issued in connection with the financing. During fiscal year 2005 and 2004, the holders of the Notes elected to convert $467,500 and $877,500, respectively, of the Notes into 3,740,000 and 6,750,000, respectively, of our common stock. On July 21, 2005, our Company and the Related Parties agreed to extend the maturity date of the Notes to February 29, 2008. In connection with the extension, we issued to the Related Parties warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The outstanding balance of these Notes at October 31, 2005 was $1,003,390.

 In January 2002, we executed a 6% convertible debenture ("GCA-Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000 and had an original maturity date of January 28, 2003. We also issued to GCA warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The GCA-Debenture was amended in January 2003 to mature on November 8, 2004. In connection with this January 2003 amendment of the GCA-Debenture, we adjusted the exercise price of the previously issued warrants to $0.21 per share and also issued to the holder of the Debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.21 per share, which expire on February 8, 2008. The GCA-Debenture was amended again in June 2005 to extend the maturity date to November 26, 2005. In connection with this June 2005 amendment of the GCA-Debenture, we also issued to GCA 100,000 shares of our common stock, warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 110,000 shares of our common stock at an exercise price of $0.11 per share, all of which warrants expire on June 1, 2010. The conversion price of the GCA-Debenture is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date, June 1, 2005 ("Fixed Conversion Price") and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the 20 trading days immediately preceding but not including the date of the related notice of conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the GCA-Debenture shall be automatically converted into shares of our common stock at the Formula Conversion Price. During fiscal year 2004, GCA converted $10,000 of the GCA-Debenture and $730 of accrued interest into approximately 82,000 shares of common stock. During fiscal year 2005, GCA converted $35,000 of the GCA-Debenture and $7,657 of accrued interest into approximately 352,000 shares of our common stock. The outstanding balance on the GCA-Debenture is $455,000 at October 31, 2005. We are in negotiations to extend the maturity date of the GCA-Debenture. In addition, we are currently seeking a debt facility or equity financing that will allow us to either convert our outstanding debt obligations with GCA and Global into the new financing, and/or pay down a portion or all of the amounts now due. There can be no assurance that sufficient debt or equity financing will be available or available on terms acceptable to us. The debenture continues to accrue interest at the stated rate. Furthermore, the debenture includes certain default provisions that can be enforced by GCA as a result of nonpayment. The debenture is classified as a current liability on our balance sheet as of October 31, 2005.

 In November 2002, we executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., ("Global") which provided financing of
 $1,250,000. The GC-Note matured on November 8, 2004. We also issued to Global warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007. In June 2005, the GC-Note was replaced by a convertible note ("GC-Conote"). The GC-Conote matures on February 29, 2008, and the annual interest rate due on this convertible note is 10.08%. The conversion price is equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the 20 trading days immediately preceding the date of the related notice of conversion. In addition, we issued to Global 100,000 shares of our common stock, warrants to purchase 500,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 125,000 shares of our common stock at an exercise price of $0.11 per share, all of which warrants expire on June 1, 2010. In addition, interest of approximately $350,000 due on the GC-Note at the time of replacement by the GC-Conote was converted into a $400,000 non-interest bearing note payable ("GC-Note2"), which matures on March 30, 2007. The approximate $50,000 difference between the accrued interest at the time of replacement and the value of this new note was recorded as deferred financing fees, and is being amortized over the life of the GC-Conote2. During the year ended October 31, 2005, Global converted $75,000 of the GC-Conote2 into approximately 656,000 shares of our common stock. We did not make the payment due on the GC-Conote2 on September 30, 2005. The GC-Note includes certain default provisions that can be enforced by Global as a result of nonpayment. We are in negotiations with Global to allow us to extend the due date of this payment. This amount is included as a current liability on our balance sheet as of October 31, 2005.

 In July 2003, we executed a 10% note payable ("GCA-Note") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000. The GCA-Note's maturity date was December 23, 2003. We also issued to GCA warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. Per the terms of the GCA-Note agreement, in the event the GCA-Note is not repaid in full within ten days of the maturity date, the terms of the GCA-Note shall become the same as those of the GCA-Debenture. Effective January 2, 2004, the GCA-Note was replaced by a convertible debenture with the same terms as those of the GCA-Debenture, which had a maturity date of November 8, 2004. The principal balance of the GCA-Note was $574,597, which included $24,597 of interest due on the GCA-Note at the time it was replaced by a convertible debenture. The GCA-Note was amended in June 2005 to extend the maturity date to November 26, 2006. In connection with this amendment, we also issued to GCA 40,000 shares of our common stock, and warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share, which warrants expire on June 1, 2010. The outstanding balance on the GCA-
 Note is $552,457 at October 31, 2005.


                              Payments Due By Period

                           Less than                       More than
                             1 year   1-3 years  3-5 years  5 years    Total
                           ---------  ---------- ---------  -------  ----------
 Contractual Obligations:
 Long-term debt           $  705,000  $2,831,000  $    -    $    -   $3,536,000
 Capital leases              126,000           -       -         -      126,000
 Operating leases            169,000      55,000       -         -      224,000
                           ---------   ---------   -----     -----    ---------
 Total                    $1,000,000  $2,886,000  $    -    $    -   $3,886,000
                           =========   =========   =====     =====    =========


 Item 7. Financial Statements.

 The information required by Item 7 of this Report is presented in Item 13.


 Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.


 Item 8A. Controls and Procedures.

 As of the fiscal year ended October 31, 2005, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

 There have been no changes, significant or otherwise, in our internal controls over financial reporting, that occurred during the fiscal year ended October 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


 Item 8B. Other Information.

 None.


                                   PART III

 Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth certain information regarding our executive officers and directors.

      Name         Age           Position with the Company
      ----         ---           -------------------------
 John Jenkins      44    Chairman, Chief Executive Officer, and Director
 David Hess        44    President and Director
 Allen Sciarillo   41    Executive Vice President, Chief Financial Officer,
                         Secretary and Director
 Lawrence Vierra   60    Director
 Robert M. Fidler  67    Director

 JOHN JENKINS has served as our Chairman of the Board and Chief Executive Officer since October 2001, served as our President from December 1999 until July 2005, and has served as a director since December 1999. Mr. Jenkins has also served as the President of DTI Com, Inc., one of our subsidiaries, since November 1999. In May 1997, Mr. Jenkins founded Dial Thru International Corporation (subsequently dissolved in November 2000), and served as its President and Chief Executive Officer until joining us in November 1999. Prior to 1997, Mr. Jenkins served as the President and Chief Financial Officer for Golden Line Technology, a French telecommunications company. Prior to entering the telecommunications industry, Mr. Jenkins owned and operated several software, technology and real estate companies. Mr. Jenkins holds degrees in physics and business/economics.

 DAVID HESS was elected to our Board of Directors in May 2002 and has served as our President since July 2005. Prior to joining us, Mr. Hess was the Managing Partner of RKP Steering Group, a company he co-founded in August 2003. From November 2001 until December 2002, Mr. Hess served as the Chief Executive Officer and President, North America of Telia International Carrier, Inc. Prior to joining Telia, Mr. Hess was part of a turnaround team hired by the board of directors of Rapid Link, Incorporated. He served as the Chief Executive Officer and as a director of Rapid Link, Incorporated from August 2000 until September 2001. On March 13, 2001, Rapid Link, Incorporated filed for Chapter 11 bankruptcy protection. Before joining Rapid Link, Mr. Hess served as Chief Executive Officer of Long Distance International from January 1999 until its acquisition by World Access in
 February 2000. Mr. Hess also served as President and Chief Operating Officer of TotalTel USA from May 1995 until January 1999. Mr. Hess received a BA in Communications with a Minor in Marketing from Bowling Green State University.

 ALLEN SCIARILLO has been our Chief Financial Officer, Executive Vice President and Secretary since July 2001 and was elected as a director in May 2002. From January to March 2001, Mr. Sciarillo was the Chief Financial Officer of Star Telecommunications, Inc., a global facilities-based telecommunications carrier. Prior to that time, Mr. Sciarillo served as Chief Financial Officer of InterPacket Networks, a provider of Internet connectivity to Internet service providers worldwide, from July 1999 until its acquisition by American Tower Corporation in December 2000. From October 1997 to June 1999, he served as Chief Financial Officer of RSL Com USA, a division of RSL Com Ltd., a global facilities-based telecommunications carrier. Prior to joining RSL, Mr. Sciarillo was Vice President and Controller of Hospitality Worldwide Services, Inc. from July 1996 to October 1997. Mr. Sciarillo began his career at Deloitte & Touche and is a Certified Public Accountant. Mr. Sciarillo received a B.S. in Accounting from California State University, Northridge.

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

 Meetings of the Board of Directors

 Our Board of Directors held five meetings during the fiscal year ended October 31, 2005. The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee. There is no standing nominating committee. Each of the directors attended the meeting of the Board of Directors and all meetings of any committee on which such director served.

 Audit Committee Financial Expert

 We currently do not have an  audit committee financial expert as defined  by
 Item 401(e) of Regulation S-B of the Exchange Act. Our previous audit committee financial expert resigned from our board of directors in September 2004. As our current board of directors does not have anyone eligible to become our audit committee financial expert and be independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the above-mentioned act, our board of directors is currently conducting a search for a new audit committee financial expert.

 Audit Committee

 The Audit Committee is comprised of two non-employee directors, Robert M. Fidler and Lawrence Vierra. The Audit Committee makes recommendations to our Board of Directors or management concerning the engagement of our independent public accountants and matters relating to our financial statements, our accounting principles and our system of internal accounting controls. The Audit Committee also reports its recommendations to the Board of Directors as to approval of financial statements. The Audit Committee held 4 meetings during the fiscal year ended October 31, 2005.

 Compliance with Section 16(a) of the Securities Exchange Act of 1934

 Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our
 common  stock  and  other  equity  securities  of  our  Company.   Officers,
 directors and greater than 10% stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the review of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended October 31, 2005, our executive officers, directors and all persons who own more than 10% of our common stock complied with all Section 16(a) requirements.

 Code of Business Conduct and Ethics

 We have adopted a code of business conduct and ethics for employees, executive officers and directors that is designed to ensure that all of our directors, executive officers and employees meet the highest standards of ethical conduct. The code requires that our directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, and conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest. Under the terms of the code, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the code.

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


 Item 10. Executive Compensation.

 The following table summarizes the compensation we paid, for services rendered to our Company during the fiscal years ended October 31, 2005, 2004 and 2003 to our chief executive officer and all other executive officers whose total annual salary and bonus exceeded $100,000 during fiscal 2005 (the "Names Executive Officers").


                                                     Long Term Compensation
   Name and principal                                   Awards Securities
       position              Year   Salary    Bonus  Underlying Options/SARs
   -------------------       ----   -------   -----  -----------------------
                                      ($)      ($)             (#)

   John Jenkins              2005   150,000    -0-             -0-
   Chairman and Chief        2004   150,000    -0-           100,000
   Executive Officer         2003   150,000    -0-             -0-

   Allen Sciarillo           2005   135,000    -0-             -0-
   Executive Vice President  2004   130,000   1,106          100,000-
   and Chief Financial       2003   125,000    -0-             -0-
    Officer


  Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
                                    Values

 The following table sets forth information with respect to the number of options held at fiscal year end and the aggregate value of in-the-money options held at fiscal year end by each of the Named Executive Officers.


                  Shares                    Number of securities         Value of unexercised in-
                acquired on   Value    underlying unexercised options  the-money options at fiscal
                 exercise    realized      at fiscal year end (#)           year end ($) (2)
     Name          (#)       ($)(1)    Exercisable      Unexercisable  Exercisable    Unexercisable
 -------------- -----------  --------  -----------      -------------  -----------    -------------
 John Jenkins      -0-         -0-       750,000           50,000           -0-             -0-
 Allen Sciarillo   -0-         -0-       550,000           50,000           -0-             -0-


 (1) The value realized upon the exercise of stock options represents the difference between the exercise price of the stock option and the fair market value of the shares, multiplied by the number of options exercised on the date of exercise.

 (2) The value of "in-the-money" options represents the positive spread between the exercise price of the option and the fair market value of the underlying shares based on the closing stock price of our common stock on October 31, 2005, which was $0.11 per share. "In-the-money" options include only those options where the fair market value of the stock is higher than the exercise price of the option on the date specified. The actual value, if any, an executive realizes on the exercise of options will depend on the fair market value of our common stock at the time of exercise.

 Compensation of Directors

 Directors are not compensated for attending Board and committee meetings, though our directors participate in our Equity Incentive Plan and are annually awarded non-qualified stock options for an aggregate of 5,000 shares of our common stock for services rendered to our Company as a director.

 Compensation Committee Interlocks and Insider Participation

 None of our executive officers or directors serves as members of the board of directors or compensation committee of any other entity, which has one or more executive officers serving as a member of our board of directors. The Compensation Committee is comprised of two non-employee directors, Robert M. Fidler and Lawrence Vierra.


 Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The following table sets forth certain information as of January 16, 2006, concerning those persons known to us, based on information obtained from such persons, our records and schedules required to be filed with the SEC and delivered to us, with respect to the beneficial ownership of our common stock by (i) each stockholder known by us to own beneficially five percent or more of such outstanding common stock, (ii) each of our current directors, (iii) each Named Executive Officer and (iv) all of our executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned. Effect has been given to shares reserved for issuance under outstanding stock options and warrants where indicated.

                                                  Number of       Percent of
   Name and address of Beneficial Owner           Shares (1)      Class (2)
   ------------------------------------           ----------      ---------
   John Jenkins                                   18,566,118 (3)    61.77%
   17383 Sunset Boulevard, Suite 350
   Los Angeles, CA  90272

   Lawrence Vierra                                   431,580 (4)     4.13%
   8760 Castle Hill Avenue
   Las Vegas, NV  89129

   Robert M. Fidler
   987 Laguna Road                                    24,000 (5)        *
   Pasadena, CA  91105

   David Hess                                         10,000 (7)        *
   545 Alder Avenue
   Westfield, NJ  07090

   Allen Sciarillo                                 1,344,363 (6)     5.86%
   17383 Sunset Boulevard, Suite 350
   Los Angeles, CA  90272

   All Executive Officers and Directors as a      32,621,061        65.68%
   group (5 persons)

              * Reflects less than one percent.

       (1) Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options or warrants held by that person that are exercisable within 60 days of January 16, 2006 are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the ownership of any other person.
       (2) Based upon 29,297,183 shares of common stock outstanding as of January 16, 2006.
       (3) Includes (i) 750,000 shares of common stock which may be acquired through the exercise of options, (ii) 2,728,391 shares of common stock which may be acquired through the exercise of warrants, and (iii) 15,087,727 shares of common stock which may be acquired through the conversion of a convertible note (shares from conversion calculated using the closing bid share price at January 16, 2006 of $0.12); all of which are exercisable or convertible within 60 days of January 16, 2006.
       (4) Includes (i) 130,000 shares of common stock which may be acquired through the exercise of warrants and (ii) 299,080 shares of common stock which may be acquired through the conversion of a convertible note (shares from conversion calculated using the closing bid share price at January 16, 2006 of $0.12); all of which are exercisable or convertible within 60 days of January 16, 2006.
       (5) Includes 20,000 shares of common stock, which may be acquired through the exercise of options which are exercisable within 60 days of January 16, 2006.
       (6) Includes (i) 550,000 shares of common stock which may be acquired through the exercise of options, (ii) 130,000 shares of common stock which may be acquired through the exercise of warrants, and (iii) 664,363 shares of common stock which may be acquired through the conversion of a convertible note (shares from conversion calculated using the closing bid share price at January 16, 2006 of $0.12); all of which are exercisable or convertible within 60 days of January 16, 2006.
       (7) Includes 10,000 shares of common stock, which may be acquired through the exercise of options which are exercisable within 60 days of January 16, 2006.

 Equity Compensation Plan Information

 The following table provides information about shares of our common stock that may be issued under our equity compensation plans, as of October 31, 2005:

                                                               Number of
                         Number of       Weighted-average      securities
                      securities to be    exercise price       remaining
                        issued upon       of outstanding     available for
                        exercise of          options,       future issuance
                        outstanding          warrants         under equity
                     options, warrants         and            compensation
 Plan Category           and rights           rights       plans (excluding
                        (column (a))                     securities reflected
                                                            in column (a))
 ----------------------------------------------------------------------------
 Equity                1,573,000 (1)          $0.36            3,655,000
 compensation
 plans approved by
 security holders
 ----------------------------------------------------------------------------
 Equity                    -0-                 n/a                 -0-
 compensation
 plans not
 approved by
 security holders
 ----------------------------------------------------------------------------
 Total                1,573,000               $0.36            3,655,000
 ----------------------------------------------------------------------------

 (1) Amount includes outstanding options granted pursuant to the 2002 Dial Thru International Corporation Equity Incentive Plan and the Amended and Restated 1990 Dial Thru International Corporation Stock Option Plan.

 We adopted the 2002 Equity Incentive Plan ("Incentive Plan"), at our annual shareholder meeting in May 2002 and subsequently amended at our October 2005 annual stockholder meeting. The Incentive Plan authorizes our Board of Directors to grant up to 4,000,000 options to purchase our common shares. The maximum number of shares of common stock which may be issuable under the Incentive Plan to any individual plan participant is 500,000 shares. All options granted under the Incentive Plan have vesting periods up to a maximum of five years. The exercise price of an option granted under the Incentive Plan shall not be less than 85% of the fair value of the common stock on the date such option is granted.

 The  1990  Stock  Option  Plan  ("1990  Stock  Option  Plan"),  as  amended, authorizes our Board of Directors to grant up to 2,300,000 options to purchase common shares of the Company. No options will be granted to any individual director or employee, which will, when exercised, exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the 1990 Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of grant. All options granted under the 1990 Stock Option Plan have up to 10 year terms and have vesting periods that range from 0 to three years from the grant date. The exercise price of any options granted under the 1990 Stock Option Plan is the fair market value at the date of grant. Subsequent to the adoption of the Incentive Plan, no further options will be granted under the 1990 Stock Option Plan.


 Item 12. Certain Relationships and Related Transactions.

 In October 2001, we issued 10% convertible notes (the "Notes") to two of our executive officers and one director (the "Related Parties"), each of whom was also a director, who provided financing to our Company in the aggregate principal amount of $1,945,958. The Notes were issued as follows: (i) a note in the principal amount of $1,745,958 to John Jenkins, our Chief Executive Officer; (ii) a note in the principal amount of $100,000 to Allen Sciarillo, our Executive Vice President and Chief Financial Officer; and
 (iii) a note in the principal amount of $100,000 to Larry Vierra, a director. With an original maturity date of October 24, 2003, these Notes were amended to mature on February 24, 2004. Each Note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.75 per share, which warrants expire on October 24, 2006. On July 21, 2005, our Company and the Related Parties agreed to extend the maturity date of the Notes to February 29, 2008. In connection with the extension, we issued to the Related Parties warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The outstanding balance of these Notes at October 31, 2005 was $1,003,390.

 In January and July 2002, the Notes issued to Mr. Jenkins were amended to include additional advances in the aggregate principal amount of $402,443. We also issued to Mr. Jenkins two warrants to acquire an additional 102,443 and 300,000 shares of common stock, respectively, at an exercise price of $0.75, which warrants expire on January 28, 2007 and July 8, 2007, respectively.

 In September 2005 and 2004, respectively, the holders of the Notes converted a total aggregate of $467,500 and $877,500, respectively, of the outstanding principal into an aggregate of 3,740,000 and 6,750,000, respectively, of shares of common stock.


 Item 13. Exhibits.

      (1) and (2) list of financial statements

 The response to this item is submitted as a separate section of this Report. See the index on Page F-1.

      (3) exhibits

 The following is a list of all exhibits filed with this Report, including those incorporated by reference.

 2.1 Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc. and US Communications Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated January 30, 1998 (the "USC 8-K"), and incorporated herein by reference)

 2.2 Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as Exhibit 10.1 to Form 8-K dated January 15, 1998 (the "USC Rescission 8-K"), and incorporated herein by reference)

 2.3 Asset Purchase Agreement by and among Affiliated Computed Services, Inc., Canmax and Canmax Retail Systems, Inc. dated September 3, 1998 (filed as Exhibit 10.1 to the Company's Form 8-K dated December 7, 1998 and incorporated herein by reference)

 2.4   Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom
   & Technologies, Inc., Dial Thru International Corporation, a Delaware corporation, Dial Thru International Corporation, a California corporation, and John Jenkins (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 2, 1999 and incorporated herein by reference)

 2.5   Stock and Asset Purchase Agreement, dated as of September 18,
   2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.1 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.6 First Amendment to Stock and Asset Purchase Agreement, dated as of September 21, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.2 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.7 Second Amendment to Stock and Asset Purchase Agreement, dated as of October 12, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.3 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.8 Third Amendment to Stock and Asset Purchase Agreement, dated as of October 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.4 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

 2.9 Fourth Amendment to Stock and Asset Purchase Agreement, dated as of November 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.5 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

 2.10 Asset Purchase Agreement, dated as of October 25, 2005, by and between Integrated Communications, Inc. and Dial Thru International Corporation (filed as Exhibit 2.5 to the Company's Form 8-K dated October 31, 2005 and incorporated herein by reference)

 3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

 3.2 Amended and Restated Bylaws of Dial Thru International Corporation (filed as Exhibit 3.2 to the 1999 Form 10-K and incorporated herein by reference)

 3.3 Amendment to Certificate of Incorporation dated January 11, 2005 and filed with the State of Delaware on January 13, 2005 (filed as Exhibit
   3.3 to the 2004 Form 10-K and incorporated herein by reference)

 3.4* Amendment to Certificate of Incorporation dated October 28, 2005 and filed with the State of Delaware on November 1, 2005

 4.1.1 Securities Purchase Agreement issued January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.1 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.2 Registration Rights Agreement dated January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.2 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.3 6% Convertible Debenture of Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.3 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.4 Common Stock Purchase Warrant dated January 28, 2002 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.4 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.5 Securities Purchase Agreement issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.1 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

 4.6 Secured Promissory Note issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.2 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

 4.7 Common Stock Purchase Warrant issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.3 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

 4.8 Registration Rights Agreement issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.4 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

 4.9   Securities Purchase Agreement issued July 24, 2003 between Dial
   Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.5 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

 4.10 Promissory Note issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit
   4.6 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

 4.11  Common Stock Purchase Warrant issued July 24, 2003 between Dial
   Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.6 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

 4.12 Secured Promissory Note dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as
   Exhibit 4.1 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

 4.13 Common Stock Purchase Warrant dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.2 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

 4.14 Common Stock Purchase Warrant dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.3 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

 4.15 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as
   Exhibit 4.5 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference

 4.16 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as
   Exhibit 4.6 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference

 4.17 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as
   Exhibit 4.7 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference

 10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523 (the "Form S-3"), and incorporated herein by reference)

 10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated October 31, 1998, and incorporated herein by reference)

 10.3 Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins (filed as Exhibit 4.3 to the 2000 Form 10-K and incorporated herein by reference)

 10.4 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 10.1 to the Company's Form 8-K filed on
   June 7, 2005, and incorporated herein by reference)

 10.5 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 10.2 to the Company's Form 8-K filed on
   June 7, 2005, and incorporated herein by reference)

 10.6 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 10.3 to the Company's Form 8-K filed on
   June 7, 2005, and incorporated herein by reference)

 14.1 Code of Business Conduct and Ethics for Employees, Executive Officers and Directors (filed as Exhibit 14.1 to the 2003 Form 10-K and incorporated herein by reference)

 21.1*  Subsidiaries of the Registrant

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

 32.1*  Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section
        1350

 32.2*  Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section
        1350

 * Filed herewith.


 Item 14. Principal Accounting Fees and Services.

 Audit Fees

 The aggregate fees billed by KBA Group LLP for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in the Company's Forms 10-Qs and 10-QSBs, including services related thereto, were $97,597 and $90,470 for the fiscal years ended October 31, 2005 and 2004, respectively.

 Audit-Related Fees

 There were no audit-related fees billed by KBA Group LLP during the fiscal years ended October 31, 2005 and 2004.

 Tax Fees

 The aggregate fees billed by KBA Group LLP for professional services rendered for tax compliance, tax advice and tax planning were $17,290 and $0 for the fiscal years ended October 31, 2005 and 2004, respectively. The services comprising the fees reported as "Tax Fees" included tax return preparation and consultation regarding various tax issues.

 All Other Fees

 There were no other fees billed by KBA Group LLP during the fiscal years ended October 31, 2005 and 2004.

                                  SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: January 30, 2006
                                         /s/ JOHN JENKINS
                                         John Jenkins,  Chairman of the Board
                                         and Chief Executive Officer



   RAPID LINK, INCORPORATED (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)

 Date: January 30, 2006

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       NAME                        TITLE                         DATE
       ----                        -----                         ----

   /s/ JOHN JENKINS         Chairman, Chief Executive     January 30, 2006
   John Jenkins             Officer and President and
                            Director

   /s/ ALLEN SCIARILLO      Chief Financial Officer       January 30, 2006
   Allen Sciarillo          and secretary (principal
                            financial and principal
                            accounting officer)

   /s/ LAWRENCE VIERRA      Director                      January 30, 2006
   Lawrence Vierra

   /s/ ROBERT M. FIDLER     Director                      January 30, 2006
   Robert M. Fidler

   /s/ DAVID HESS           Director                      January 30, 2006
   David Hess

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                (FORMERLY DIAL THRU INTERNATIONAL COPORATION)

                        INDEX TO FINANCIAL STATEMENTS


           Consolidated Financial Statements

           Report of Independent Registered Public Accounting Firm      F-2

           Consolidated Balance Sheets at October 31, 2005 and 2004     F-3

           Consolidated Statements of Operations for the fiscal years
           ended October 31, 2005 and 2004                              F-4

           Consolidated Statement of Shareholders' Deficit for
           the fiscal years ended October 31, 2005 and 2004             F-5

           Consolidated Statements of Cash Flows for the fiscal years
           ended October 31, 2005 and 2004                              F-6

           Notes to Consolidated Financial Statements                   F-7

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------

 To the Board of Directors and Shareholders of Rapid Link, Incorporated

 We have audited the accompanying consolidated balance sheets of Rapid
 Link, Incorporated (formerly Dial Thru International Corporation), and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rapid Link, Incorporated and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations during each of the last two fiscal years. Additionally, at October 31, 2005, the Company's current liabilities (which includes significant amounts of past due payables) exceeded its current assets by $7.1 million and the Company has a shareholders' deficit totaling $6.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as they relate to these issues are also explained in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ KBA GROUP LLP
 Dallas, Texas
 December 15, 2005
 (except Note 16 for which the date
 is January 30, 2006)

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)
                          CONSOLIDATED BALANCE SHEETS


                   ASSETS
                   ------                               October 31, October 31,
                                                           2005         2004
                                                        ----------   ----------

 CURRENT ASSETS
   Cash and cash equivalents                           $   172,164  $   586,389
   Trade accounts receivable, net of allowance
     for doubtful accounts of  $427,099 at October
     31, 2005 and $122,291 at October 31, 2004             564,039      841,127
   Prepaid expenses and other current assets               164,978      197,968
                                                        ----------   ----------
     Total current assets                                  901,181    1,625,484
                                                        ----------   ----------
 PROPERTY AND EQUIPMENT, net                               353,726      869,957
 GOODWILL, net                                           1,796,917    1,796,917
 OTHER ASSETS                                              219,043       69,050
                                                        ----------   ----------
 TOTAL ASSETS                                          $ 3,270,867  $ 4,361,408
                                                        ==========   ==========

    LIABILITIES AND SHAREHOLDERS' DEFICIT
    -------------------------------------

 CURRENT LIABILITIES
   Capital lease obligation                            $   126,196  $   126,196
   Trade accounts payable                                3,451,801    2,791,545
   Accrued liabilities                                     887,975    1,142,829
   Accrued interest (including $901,849 to related
     parties at October 31, 2005 and $759,692 at
     October 31, 2004)                                   1,007,322    1,154,284
   Deferred revenue                                        401,640      380,444
   Deposits and other payables                             418,109      428,109
   Note payable                                                  -    1,250,000
   Convertible debentures, current portion, net of
     debt discount of $223,167 at October 31, 2005
     and $0 at October 31, 2004                            481,833    1,040,000
   Convertible notes payable to related parties                  -    1,470,890
   Net current liabilities from discontinued operations  1,162,000    1,100,000
                                                        ----------   ----------
     Total current liabilities                           7,936,876   10,884,297
                                                        ----------   ----------

 CONVERTIBLE DEBENTURES, less current portion, net
   of debt discount of $1,140,824 at October 31, 2005      686,633            -
 CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, net
   of debt discount of $77,208 at October 31, 2005         926,182            -

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
     shares authorized; none issued and outstanding              -            -
   Common stock, $.001 par value; 175,000,000 shares
     authorized; 29,297,183 shares issued at October
     31, 2005 and 23,034,151 at October 31, 2004            29,298       23,034
   Additional paid-in capital                           42,858,862   40,055,719
   Accumulated deficit                                 (49,112,114) (46,546,772)
   Treasury stock, 12,022 common shares at cost            (54,870)     (54,870)
                                                        ----------   ----------
      Total shareholders' deficit                       (6,278,824)  (6,522,889)
                                                        ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT           $ 3,270,867  $ 4,361,408
                                                        ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                   RAPID LINK, INCORPORATED AND SUBSIDIARIES
                (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year Ended
                                                          October 31,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------
 REVENUES                                       $   9,774,777   $  13,380,510

 COSTS AND EXPENSES
   Costs of revenues                                7,713,349      10,045,063
   Sales and marketing                                205,973         400,559
   General and administrative                       3,227,609       2,990,630
   Depreciation and amortization                      557,131         615,883
   Gain on sale of equipment                           (8,800)              -
   Gain on settlement of liabilities/legal
     settlement                                      (225,000)       (466,000)
                                                 ------------    ------------
     Total costs and expenses                      11,470,262      13,586,135
                                                 ------------    ------------

     Operating loss                                (1,695,485)       (205,625)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs              (651,253)       (396,899)
   Related party interest expense and
     financing costs                                 (219,362)       (216,612)
   Foreign currency exchange gains                     10,486          24,919
                                                 ------------    ------------
   Total other income (expense), net                 (860,129)       (588,592)
                                                 ------------    ------------
 LOSS FROM CONTINUING OPERATIONS                   (2,555,614)       (794,217)

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
    net of income taxes of $0 for all periods         (62,000)      1,501,147
                                                 ------------    ------------
 NET INCOME (LOSS)                              $  (2,617,614)  $     706,930
                                                 ============    ============
 NET INCOME (LOSS) PER SHARE:
  Basic and diluted net income (loss) per share
    Continuing operations                       $       (0.11)  $       (0.05)
    Discontinued operations                             (0.00)           0.09
                                                 ------------    ------------
                                                $       (0.11)  $        0.04
                                                 ============    ============
 WEIGHTED AVERAGE SHARES USED IN THE CALCULATION
   OF PER SHARE AMOUNTS:
     Basic and diluted                             23,790,407      16,998,795
                                                 ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.


 RAPID LINK, INCORPORATED AND SUBSIDIARIES (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                           Common  Common Stock  Treasury     Additional       Accumulated
                                           Shares     Amount      Stock     Paid-in Capital      Deficit        Total
                                         ----------   --------   -------    ---------------   ------------    ----------
 Balance at October 31, 2003             16,201,803  $  16,202  $(54,870)     $39,070,235    $(47,253,702)   $(8,222,135)
------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock for
   convertible notes including interest      82,348         82         -           10,648               -         10,730
 Issuance of common stock for
   convertible notes - related party      6,750,000      6,750         -          870,750               -        877,500
 Beneficial conversion feature related
   to issuance of convertible debt                -          -         -          104,086               -        104,086

   Net income                                     -          -         -                -         706,930        706,930
                                         -------------------------------------------------------------------------------
 Balance at October 31, 2004             23,034,151     23,034   (54,870)      40,055,719     (46,546,772)    (6,522,889)
------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock for
   convertible notes including interest   1,008,032      1,009         -          116,698               -        117,707
 Issuance of common stock for
   convertible notes - related party      3,740,000      3,740         -          463,760               -        467,500
 Beneficial conversion feature related
   to issuance of convertible debt                -          -         -        1,362,649               -      1,362,649
 Issuance of warrants in connection
   with amendments to convertible
   debentures                                     -          -         -          363,648               -        363,648
 Issuance of warrants in connection with
   amendments to convertible notes -
   related party                                  -          -         -           88,239               -         88,239
 Issuance of common stock in connection
   with amendments to notes payable         240,000        240         -           99,229               -         99,469
 Issuance of common stock for services      325,000        325         -           45,675               -         46,000
 Issuance of common stock for
   acquisition of customer base             950,000        950         -          103,550               -        104,500
 Issuance of warrants for services                -          -         -          159,695               -        159,695

   Net loss                                       -          -         -                -      (2,617,614)    (2,617,614)
                                         -------------------------------------------------------------------------------
 Balance at October 31, 2005             29,297,183  $  29,298  $(54,870)     $42,858,862    $(49,164,386)   $(6,331,096)
========================================================================================================================

 The accompanying notes are an integral part of this consolidated financial statement.




                   RAPID LINK, INCORPORATED AND SUBSIDIARIES
                (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended
                                                          October 31,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   OF CONTINUING OPERATIONS
  Net loss from continuing operations           $  (2,555,614)  $    (794,217)
  Adjustments to reconcile net loss from
    continuing operations to net cash (used in)
    provided by operating activities:
    Gain from sale of fixed assets                     (8,800)              -
    Common stock and warrants issued
      for services                                    205,695               -
    Bad debt expense                                  365,289          30,000
    Non-cash interest expense                         526,158         181,525
    Gain on settlement of liabilities                       -        (466,000)
    Depreciation and amortization                     557,131         615,883
    (Increase) decrease in:
      Trade accounts receivable                       (88,201)          1,483
      Prepaid expenses and other current assets        32,990          33,029
      Other assets                                     (8,678)        (18,614)
    Increase (decrease) in:
      Trade accounts payable                          660,256          (8,473)
      Accrued liabilities                             (59,895)        664,892
      Deferred revenue                                 21,196          23,445
      Deposits and other payables                     (10,000)         (2,569)
                                                 ------------    ------------
  Net cash (used in) provided by operating
    activities of continuing operations              (362,473)        260,384
                                                 ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   OF CONTINUING OPERATIONS
  Purchase of property and equipment                  (26,884)       (144,854)
  Acquisition costs                                   (15,000)              -
  Proceeds from sale of fixed assets                   10,000               -
                                                 ------------    ------------
  Net cash used in investing activities
    of continuing operations                          (31,884)       (144,854)
                                                 ------------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   OF CONTINUING OPERATIONS
  Payment on convertible debenture                    (72,140)              -
  Payments on capital leases                                -         (34,397)
                                                 ------------    ------------
  Net cash used in financing activities
    of continuing operations                          (72,140)        (34,397)
                                                 ------------    ------------
 NET DECREASE (INCREASE) IN CASH AND
   CASH EQUIVALENTS                                  (466,497)         81,133

 Cash and cash equivalents at beginning of year       586,389         505,256
                                                 ------------    ------------
 Cash and cash equivalents at end of year       $     119,892   $     586,389
                                                 ============    ============

 SUPPLEMENTAL DISCLOSURE
   OF CASH FLOW INFORMATION
  Cash paid for interest                        $      79,803   $          -

 SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
   AND FINANCING ACTIVITIES
  Issuance of common stock for convertible
    notes including interest                    $     117,707   $     10,730
  Issuance of common stock for convertible
    notes payabe - related party                $     467,500   $    877,500
  Issuance of common stock for acquisition
    of customer base                            $     104,500   $          -
  Beneficial conversion feature of convertible
    debentures recorded as debt discount        $   1,362,649   $    104,086
  Note payable exchanged for convertible
    debenture                                   $   1,250,000   $    550,000
  Convertible debenture issued for accrued
    interest                                    $     349,617   $          -
  Fair value of common stock issued
    in connection with amendments
    to note agreements                          $      99,469   $          -
  Fair value of warrants issued in
    connection with amendments to
    debt agreements                             $     451,887   $          -
  Convertible debenture issued
    for financing fees                          $      50,383   $          -


  The accompanying notes are an integral part of these consolidated financial statements.

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

 Organization
 ------------
 Rapid Link Incorporated ("Rapid Link" or the "Company"), was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7, 1992, the Company renounced its original province of incorporation and elected to continue its domicile under the laws of the State of Wyoming, and on November 30, 1994, its name was changed to Canmax Inc. On February 1, 1999, this predecessor company reincorporated under the laws of the State of Delaware and changed its name to ARDIS Telecom & Technologies, Inc.

 On November 2, 1999, the Company acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation, along with the rights to the name "Dial Thru International Corporation." On January 19, 2000, the Company changed its name from ARDIS Telecom & Technologies, Inc. to Dial Thru International Corporation. On November 1, 2005, the Company changed its name to "Rapid Link Incorporated". Historically, Rapid Link has served as a facilities-based, global Internet Protocol ("IP") communications company providing connectivity to international markets experiencing significant demand for IP enabled services. Rapid Link provides a variety of international telecommunications services targeted to small and medium sized enterprises ("SME's") that include the transmission of voice and data traffic and the provision of Web-based and other communications services. The Company also sells telecommunications services for both the foreign and domestic termination of international long distance traffic into the wholesale market. Rapid Link utilizes Voice over Internet Protocol ("VoIP") packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmissions. Rapid Link utilizes international satellites and the Internet to transport the Company's communications.

 Beginning in the fourth quarter of fiscal 2004, the Company shifted its retail product focus to value-added VoIP communication services to customers, both domestically and internationally, although to date the Company has not derived significant revenues from this new offering. Rapid Link has focused on the US military and other key niche markets. The Company offers PC - to - PC, PC - to - phone, and phone-to-phone calling on their unique set of Internet Access Device's ("IAD's") that provide a new low cost phone service that is delivered through a broadband connection. Rapid Link offers VoIP service plans to residential and business customers in addition to serving the military. The Company's flat rate service plans enable the users to speak an unlimited time to their party. These plans include free features such as voice mail, call forwarding, three way calling and many more as a part of the service. Rapid Link's VoIP IAD's for consumers and businesses consists of single and two-line routers, which enables customers to convert their traditional phone into a VoIP phone, or a headset that plugs directly into the customers computer. All the services connect through the Internet. The customer can then make and receive calls through their customized phone number using VoIP.

 Financial Condition
 -------------------
 The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute is strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $49 million as of October 31, 2005, as well as a working capital deficit of approximately $7 million. In addition, approximately 71% of the Company's trade accounts payable and accrued liabilities are past due. Furthermore, the Company is in default on its convertible debenture due November 26, 2005 with GCA Stragategic Investment Fund, and is in arrears on its quarterly principal payment on one of its convertible debentures with Global Capital Funding Group, LP. Funding of the Company's working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment. Historically, some of the funding of the Company has been provided by a major shareholder. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

 Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital would materially affect the Company's operations in the short term and expansion strategies. The Company will continue to explore external financing opportunities and renegotiation of its short-term debt with its current financing partners in order to extend the terms or retire these obligations. Currently, the Company is in negotiations with two parties to obtain additional financing, although the Company has not received a commitment from either party. At October 31, 2005, approximately 28% of the debt is due to the senior management and a Director of the Company. Management is committed to the growth and success of the Company as is evidenced by the level of financing they have made available to the Company.

 As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible effects of recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.


 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation
 ---------------------------
 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Dial Thru, Inc., a Texas corporation, DTI Com, Inc., a Delaware corporation, Rapid Link, Incorporated, South Africa, Canmax Retail Systems, and Rapid Link GmbH, a Germany company, which was liquidated in 2004. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition
 -------------------

 Long distance revenue

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

 VoIP service revenue

 The Company defers revenue recognition of new subscriber revenue from its service offerings until the acceptance period has expired. New customers may terminate their service within thirty days of order placement and receive a full refund of fees previously paid. The Company has been providing its new VoIP services for a limited period of time, has an insignificant amount of revenue to date, and therefore, has not developed sufficient history to apply a return rate and reserve against new order revenue. Accordingly, the Company defers new subscriber revenue for thirty days to ensure that the thirty day trial period has expired.

 Emerging Issues Task Force consensus No. 00-21 ("EITF No. 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables" requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The VoIP service with the accompanying hardware that customers use to access the Internet constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, the Company allocates VoIP revenues, including activation fees, among the hardware and subscriber services. Revenues allocated to the hardware are recognized as product revenues at the end of thirty days after order placement, provided the customer does not cancel their service. All other revenues are recognized as service revenues when the related services are provided.

 Cash and Cash Equivalents
 -------------------------
 The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalent are at risk to the extent that they exceed Federal Deposit Insurance Corporation insured amounts. To minimize this risk, the Company places its cash and cash equivalents with high credit quality financial institutions.

 Accounts Receivable
 -------------------
 Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The Company does not charge interest on overdue accounts receivable.

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

 Goodwill
 --------
 Goodwill is reviewed for impairment annually.  Impairment indicators include
 (i) a significant decrease in the market value of an asset, (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company adopted SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under SFAS 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise.

 The Company has one operating and reporting segment and one reporting unit. For the purpose of identifying the reporting units, the Company followed the guidance in paragraph 30 of SFAS 142, (i) an operating segment is a reporting unit if discrete financial information is available (ii) management regularly reviews individual operating results, and (iii) similar economic characteristics of components within an operating segment result in a single reporting unit. The Company's management regularly reviews one set of financial information, and all of the Company's products share similar economic characteristics. Therefore, the Company has determined that it has one single reporting unit.

 In accordance with SFAS 142, an annual impairment test of goodwill was performed by an independent valuation firm in the fourth quarters of fiscal years 2005 and 2004. The valuation process appraised the Company's enterprise value using a combination of market capitalization and multiples of earnings valuation techniques. The valuation process indicated that the enterprise fair value exceeds the carrying value of the Company's net assets and liabilities. Accordingly, the Company concluded that no impairment of goodwill existed.

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

 Net Loss Per Share
 ------------------
 Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the year. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding during the year and common equivalent shares consisting of stock options, warrants, and convertible debentures (using the treasury stock method) to the extent they are dilutive.

 The shares issuable upon the exercise of stock options, warrants and convertible debentures are excluded from the calculation of net loss per share for the years ended October 31, 2005 and 2004 as their effect would be antidilutive. At October 31, 2005 and 2004 , there were 54,388,861 and 41,235,234 shares, respectively, potentially issuable from outstanding stock options, warrants and convertible debentures.

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

 Estimates and Assumptions
 -------------------------
 The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The most significant estimates include the Company's assessment of goodwill impairment, the Company's estimate of the fair value of equity instruments and allowance for doubtful accounts.

 Fair Market Value of Financial Instruments
 ------------------------------------------
 The carrying amount for current assets and liabilities, and long-term debt is not materially different than fair market value because of the short maturity of the instruments and/or their respective interest rate amounts.

 Stock-Based Compensation
 ------------------------
 The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
 Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, no compensation cost has been recognized for its employee stock options in the financial statements during the years ended October 31, 2005 and 2004 as the fair market value on the grant date approximates the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, as amended by SFAS No. 148, the Company's pro forma net loss from continuing operations for the years ended October 31, 2005 and 2004 would have been as follows:
                                                      2005           2004
                                                  -----------     ----------
 Net loss from continuing operations, as         $ (2,503,342)   $  (794,217)
 reported

 Add: Stock-based employee compensation
 expense included in reported net loss
 from continuing operations                                 -              -

 Deduct: Stock-based employee compensation
 expense determined under the fair value
 based method                                         (13,293)      (142,922)
                                                  -----------     ----------
 Pro forma net loss from continuing operations   $ (2,516,635)   $  (937,139)
                                                  ===========     ==========

 Net loss per share from continuing
 operations - basic and dilutive, as reported    $      (0.11)   $     (0.05)
                                                  ===========     ==========

 Net loss per share from continuing
 operations - basic and dilutive, pro forma      $      (0.11)   $     (0.06)
                                                  ===========     ==========

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

 The fair value of all options and warrants for shares of the Company's common stock issued to employees has been determined using the Black-Scholes option pricing model with the following assumptions:


                                            2004
       -------------------------------------------
       Risk-free interest rate               3%
       Expected dividend yield               0%
       Expected lives                      2 years
       Expected volatility                  100%

 There were no options issued to employees during the year ended October 31, 2005.

 The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended by SFAS No. 148 and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

 Foreign Currency Translation and Foreign Currency Transactions
 --------------------------------------------------------------

 The Company's functional currency is the U.S. dollar.

 The Company's foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. Monetary assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded within the statement of operations Foreign currency transactions resulting in gains and losses are recorded in the Statement of Operations.

 Advertising
 -----------
 Advertising costs are expensed as incurred and totaled $37,317 and, $7,209, for the years ended October 31, 2005 and 2004, respectively.

 Recent Accounting Pronouncements
 --------------------------------
 In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("Statement 123(R)"), "Share-Based Payment", which revised SFAS No. 123 and supercedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions with employees using APB Opinion No. 25 and requires that the fair value of such share based payments be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim or annual financial reporting period beginning after December 15, 2005. The
 Company will adopt the statement on November 1, 2006 as required. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation policy note discussed previously.


 NOTE 3 - ASSET ACQUISITION

 On October 25, 2005, the Company entered into an Asset Purchase Agreement to acquire certain assets, including but not limited to the customer base and an item of equipment (collectively, the "Assets"), of Integrated Telecommunications, Inc. ("Integrated"), an international long distance carrier providing VoIP services to retail customers in the United States, and wholesale services to customers worldwide. The Company intends to utilize Integrated's wholesale sales and support staff to manage its existing wholesale operations, as well as leverage the marketing relationships developed by Integrated to sell the Company's new VoIP products and services. The results of the business acquired from Integrated have been included in operations of the Company in the consolidated financial statements from the closing date of the acquisition ("Closing Date"), October 31, 2005. The aggregate purchase price was $159,500, including 950,000 of common stock, valued at $104,500, and an additional
 $55,000 in acquisition-related costs. The value of the common stock was determined based on the closing market price of the Company's common shares on October 31, 2005. The Company has agreed to issue to the shareholders of Integrated the following contingent shares provided certain performance criteria are met:

      (a) 950,000 shares of common stock (the "Earn-Out Shares") immediately following the 12-month anniversary of the Closing Date if the aggregate gross profit for the 12-month period following the Closing Date from the Company's Integrated division (the "Division") is in excess of $480,000 (the "Earn-Out Threshold"); provided, however, that if the gross profit targets are not achieved by the Division, the Company shall instead issue to Integrated that number of Earn-Out Shares determined by reducing the total number thereof by the same percentage reduction in gross profit as compared to the Earn-Out Threshold. The percentage shortfall will be based on the entire 1,900,000 shares (the initial consideration of 950,000 shares of common stock, plus the contingent 950,000 shares ); and

      (b) Warrants to purchase up to 600,000 shares of the Company's common stock as follows: 300,000 warrants to be issued on each of the six and 12-month anniversary of the Closing Date, the exercise price to be determined on the grant date, provided that gross profit of the Division increases by a minimum of 50% for each six month period, beginning on the Closing Date and ending on October 31, 2006. The gross profit increase for the initial six month period will be measured against a gross profit amount of $40,000, with the second six month period measured against the preceding six month period, provided, however, that if the gross profit targets are not achieved by the Division, the Company shall instead issue that number of warrants determined by reducing the total number thereof by the same percentage shortfall in gross profit as compared to the required 50% increase. In each of the six-month periods, if the growth in gross profit is less than 50% of the targeted growth, then no warrants will be earned.

 In accordance with Statement of Financial Accounting Standards No. 141 Business Combinations ("SFAS 141"), the contingent consideration will be recorded when the contingency is resolved and consideration is issued or becomes issuable. Furthermore, as the contingent consideration is based on earnings, any additional consideration will change the recorded cost of the customer base. In accordance with SFAS 141, the Company has allocated the purchase price to the assets acquired based on their estimated fair values at the date of acquisition. The following table summarizes the estimated fair value of the assets acquired at the acquisition.

 The fair value of assets acquired consisted of:

                    Fixed assets                        $   15,215
                    Customer base                          144,285
                                                         ---------
                                                        $  159,500
                                                         =========

 The customer base will be amortized over its estimated useful life of two years.


 NOTE 4 - DISCONTINUED OPERATIONS


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

 Canmax Retail Systems
 ---------------------
 During the first quarter of fiscal year 2004, the Company determined based on final written communications with the State of Texas that the Company had a liability for sales taxes (including penalties and interest) totaling $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000 during fiscal year 2003. During the first quarter of fiscal year 2004, the Company accrued an additional $750,000. On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million including penalties and for state and local sales tax. During the fiscal year 2005, the Company accrued an additional $62,000 in amounts due. The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries. The State of Texas determined that Canmax Retail Systems did not properly remit sales tax on certain transactions. Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. These operations were previously classified as discontinued after the Company sold its retail automation software business in December 1998 and changed its business model to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets.
 Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, the amount was classified as Discontinued Operations. The amount that the State of Texas assessed of $1.162 million has been accrued as a liability and is included in the October 31, 2005 Balance Sheet as discontinued operations. (See Note 12).


 NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE

 In January 2002, the Company executed a 6% convertible debenture (the "GCA-Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000. The GCA-Debenture's original maturity date was January 28, 2003. The GCA-Debenture is secured by certain property and equipment previously classified as "held for sale". The conversion price is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the GCA-Debenture shall be at the Formula Conversion Price. In connection with the GCA-Debenture, the Company paid $92,625 in financing fees, which were capitalized and amortized over the original life of the GCA-Debenture. At October 31, 2003, the deferred financing fees were fully amortized. The Company calculated the beneficial conversion feature embedded in the GCA-Debenture in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF-98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") and recorded approximately $114,000 as debt discount. This debt discount was amortized over the original life of the GCA-Debenture and was fully amortized at October 31, 2003. The Company also issued to the holder of the GCA-Debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The Company recorded debt discount of approximately $17,000 related to the issuance of the warrants. The Company determined the debt discount by allocating the relative fair value to the GCA-Debenture and the warrants, and the Company amortized the debt discount over the original life of the GCA-Debenture. The debt discount was fully amortized at October 31, 2003.

 In January 2003, the Company and GCA agreed to extend the maturity date of the GCA-Debenture to November 8, 2004. In consideration for this extension, in February 2003, the Company adjusted the exercise price of the previously issued warrants to $0.21 per share. The Company also issued to GCA warrants to purchase an additional 100,000 shares of common stock also at an exercise price of $0.21 per share, which expire on February 8, 2008. The Company recorded additional debt discount of approximately $17,000 related to the warrant exercise price adjustment and the issuance of the new warrants. The Company is amortizing the additional debt discount over the GCA-Debenture's extension period. For the fiscal year ended 2004, the Company recorded approximately $11,000 as interest expense relating to the amortization of the debt discount. The debt discount was fully amortized at October 31, 2004.

 On June 1, 2005, GCA agreed to extend the maturity date of the GCA-Debenture. The maturity date was extended to November 26, 2005. In connection with the extension, the Company issued GCA warrants to acquire 110,000 shares of common stock at an exercise price of $0.11 and 150,000 warrants to acquire the Company's common stock at an exercise price of $0.38. Both warrants expire in June 2010. The Company recorded $104,693 as debt discount, representing the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the convertible debenture. In addition, the Company issued to GCA 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company has recorded $45,000 as debt discount, and is amortizing the debt discount over the extension period of the convertible debenture. For the year ended October 31, 2005, approximately $127,000 of deferred financing fees and debt discount amortization has been recorded as interest expense. The GCA-Debenture matured in November 2005 and is currently due on demand. Although no event of default has been declared by GCA, the Company is technically in default under this agreement and is currently negotiating with GCA to extend the maturity date.

 During the years ended October 31, 2005 and 2004, GCA elected to convert $35,000 and $10,000, respectively, of the GCA-Debenture into approximately 352,000 and 82,000 shares of common stock, respectively. The gross outstanding balance of the GCA-Debenture was $455,000 and $490,000 at October 31, 2005 and 2004, respectively.

 In July 2003, the Company executed a 10% note payable (the "GCA-Note") with GCA, which provided financing of $550,000. The GCA-Note provided for a maturity date of December 23, 2003 and is unsecured. In the event the GCA-Note was not repaid in full within 10 days of the maturity date, the GCA-Note shall be replaced by a 6% convertible debenture. This convertible debenture would have a maturity date of November 8, 2004 and be secured by certain property and equipment held for resale. The conversion price would be equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the Closing Date, which was $0.20, and
 (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding but not including the date of the related Notice of Conversion (the "Formula Conversion Price"). In an event of default, the amount declared due and payable on the convertible debenture would be at the Formula Conversion Price. In the event the GCA-Note was replaced by a convertible debenture, the GCA-Note would have a beneficial conversion feature. In accordance with EITF 98-5 and EITF 00-27, the intrinsic value of the beneficial conversion feature was calculated as approximately $104,000 at the commitment date using the stock price as of that date, and would be recorded if the note were not repaid as noted above.

 The GCA-Note matured during December 2003 and, accordingly, since the GCA-Note remained unpaid as of January 2004, the Company exchanged the note for a convertible debenture. Upon the replacement of the GCA-Note with a convertible debenture, the Company recorded debt discount of $104,000 as interest expense during the year ended October 31, 2004. For the year ended October 31, 2004, the Company recorded approximately $13,000 as interest expense relating to the amortization of these deferred financing fees. The deferred financing fees were fully amortized at October 31, 2004. The Company also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. The relative fair value of the warrants of $7,000 was recorded as a debt discount, which was amortized to interest expense over the original term of the GCA-Note. For the year ended October 31, 2004, the Company recorded approximately $3,000 as interest expense relating to the amortization of the debt discount. The debt discount was fully amortized at October 31, 2004.

 On June 1, 2005, the Company and GCA agreed to extend the maturity date of the GCA-Note to November 26, 2006. In connection with the extension, the Company issued GCA warrants to acquire 150,000 shares of common stock at an exercise price of $0.38, which expire in June 2010. The Company recorded $58,458 as debt discount, representing the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the convertible debenture. In addition, the Company issued to GCA 40,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company has recorded $18,000 as debt discount and is amortizing the debt discount over the extension period of the convertible debenture. For the year ended October 31, 2005, approximately $21,000 of deferred financing fees and debt discount amortization has been recorded as interest expense. The gross outstanding balance of the GCA-Note was $552,000 at October 31, 2005 and 2004, respectively.

 In November 2002, the Company executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., ("Global") which provided financing of $1,250,000. The GC-Note's maturity date was November 8, 2004. The GC-
 Note is secured by certain property and equipment with an original cost of $1,518,267. In connection with the GC-Note, the Company paid $47,441 as financing fees, which were capitalized and amortized over the life of the GC-Note. For the year ended October 31, 2004 the Company recorded approximately $23,000 as interest expense relating to the amortization of these deferred financing fees. The deferred financing fees were fully amortized at October 31, 2004. The Company also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007. The Company recorded debt discount of approximately $46,000, the relative fair value of the warrants, which were amortized over the two-year life of the GC-Note. For the year ended October 31, 2004, the Company recorded approximately $23,000 as interest expense relating to the amortization of the debt discount. The debt discount was fully amortized at October 31, 2004.

 On June 1, 2005, the Company and Global agreed to extend the maturity date of the GC-Note to February 29, 2008. In connection with the extension, the GC-Note was converted to a 10.08% Convertible Note ("GC-Conote"). The conversion price is equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Conote in accordance with EITF 98-5 and EITF 00-27 and recorded $1,013,032 as debt discount. This debt discount is being amortized over the life of the GC-Conote. The Company also issued to the holder of the GC-Conote warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.38, and 125,000 warrants to purchase common stock at $0.11 per share, both warrants expiring in June 2010. The Company recorded $200,498 as debt discount, the relative fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the life of the GC-Conote. In addition, the Company issued to Global 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. The Company has recorded $36,469 as debt discount, the relative fair value of the stock issued, and is amortizing the debt discount over the life of the GC-Conote. For the year ended October 31, 2005, approximately $189,000 of debt discount amortization has been recorded as interest expense. The gross outstanding balance of the GC-Conote was $1,250,000 at October 31, 2005.

 In connection with the extension of the maturity date of the GC-Note, the interest due on the GC-Note of approximately $350,000 as of May 31, 2005, was converted to a $400,000 non-interest bearing convertible note payable (the "GC-Conote2) to Global. The GC-Conote2 requires quarterly payments of $50,000 on the last day of March, June, September and December of each year until the March 31, 2007 maturity Date, commencing on June 30, 2005. In addition, the GC-Conote2 provides for conversion based on a conversion price equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty trading days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Conote2 in accordance with EITF 98-5 and EITF 00-27 and recorded approximately $350,000 as debt discount. This debt discount is being amortized over the life of the GC-Conote2. The approximate $50,000 difference between the accrued interest at May 31, 2005 and the value of the GC-Conote2 represents a financing fee and was recorded as debt discount and is being amortized over the life of the GC-Conote2. For the year ended October 31, 2005, approximately $175,000 of debt discount amortization has been recorded as interest expense. The Company did not make the payment due on the GC-Conote2 on September 30, 2005. The GC-Note includes certain default provisions that can be enforced by Global as a result of nonpayment. The Company is in negotiations with Global to allow it to extend the due date of this payment. This past due amount is included as a current liability on our balance sheet as of October 31, 2005.

 During the year ended October 31, 2005, GCA elected to convert $75,000 of the GC-Conote into approximately 657,000 shares of common stock. The gross outstanding balance of the GC-Conote was $275,000 at October 31, 2005.


 NOTE 6 - NOTES PAYABLE - RELATED PARTY

 In October 2001, the Company executed 10% convertible notes (the "Notes") with three executives (the "Executives") of the Company, which provided financing in the aggregate principal amount of $1,945,958. One of the
 Executives subsequently resigned from the Company but remains on the Company's Board of Directors. The original maturity date of each note was October 24, 2003. In January 2003, the Executives extended the maturity date of each note to February 24, 2004. The Notes are secured by certain Company assets. Each Note is convertible into the Company's common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of the Company's common stock on the last trading day immediately preceding the conversion. The Company has calculated the beneficial conversion feature embedded in the Notes in accordance with EITF 98-5 and EITF 00-27 and recorded debt discount of approximately $171,000 which was amortized over two years, the original term of the Notes. The Company also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. Additional debt discount of approximately $657,000 was recorded during the fourth quarter of fiscal 2001 relating to these warrants. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company amortized the additional debt discount over the life of the Notes. The debt discount was fully amortized at October 31, 2003. In January 2002, an additional $102,432 was added to the Notes in exchange for an existing note payable. The Company also issued to the holder of the Notes warrants to acquire an additional 102,432 shares of common stock at an exercise price of $0.75, which expire on January 28, 2007. Additional debt discount, related to these warrants, of approximately $24,000 was recorded during the first quarter of fiscal 2002. The Company determined the additional debt discount by allocating the relative fair value to the Notes and the warrants. The Company amortized the additional debt discount over the remaining life of the Notes. In July 2002, an additional $300,000 was added to the Notes, in exchange for an existing note payable. The Company also issued to the holder of the Notes warrants to acquire an additional 300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007. Additional debt discount of approximately $22,000 was recorded as interest expense during the third quarter of fiscal 2002 relating to these warrants. The gross outstanding balance of the Notes at October 31, 2005 and 2004 was $1,003,390 and $1,470,890, respectively.

 On July 21, 2005, the Company and the Executives agreed to extend the maturity date of the Notes to February 29, 2008. In connection with the extension, the Company issued to the three executives warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The Company recorded $88,238 as debt discount, the fair value of the warrants on July 21, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the Notes. For the year ended October 31, 2005, approximately $11,000 of debt discount amortization has been recorded as interest expense. (See Note 16 - Subsequent Events)

 During the years ended October 31, 2005 and 2004, the holder of the Notes elected to convert $467,500 and $877,500, respectively, of the Notes into 3,740,000 and 6,750,000 shares of common stock, respectively.


 NOTE 7 - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following at October 31, 2005 and 2004:

                                                2005              2004
                                             ----------        ----------
      Telephone switch equipment            $ 3,762,473       $ 3,759,818
      Leasehold improvements                     58,379            58,379
      Furniture and fixtures                    232,917           232,917
      Computer equipment                        859,296           852,011
      Computer software                       1,096,879         1,079,159
                                             ----------        ----------
                                              6,009,944         5,982,283
      Less: accumulated depreciation
        and amortization                     (5,656,218)       (5,112,326)
                                             ----------        ----------
                                            $   353,726       $   869,957
                                             ==========        ==========

 At October 31, 2005 and 2004, the gross amount of telephone switch equipment under capital lease totaling $455,728 was fully amortized.

 Amortization  of  assets  held  under   capital  leases  is  included   with
 depreciation expense. Depreciation and amortization expense totaled $557,131 and $615,883 in fiscal 2005 and 2004, respectively.


 NOTE 8 - GAIN ON SETTLEMENT OF LIABILITIES/LEGAL SETTLEMENT

 During the second quarter of fiscal year 2003, the Company vacated its office space in Atlanta, Georgia. At that time, the Company began negotiations with the landlord to terminate its lease agreement. In October 2004, the Company reached an agreement with the landlord to pay $100,000 in settlement of all outstanding rents, payable in monthly installments of $5,000 through May 2006. As a result, the Company recorded $241,000 as "Gain on settlement of liabilities/legal settlement" during the fourth quarter of fiscal year 2004, representing the difference between the Company's accrued rent and the settlement amount.

 In connection with the acquisition of the assets and certain of the liabilities of Rapid Link, Incorporated ("RLI") during the fourth quarter of the fiscal year ended October 31, 2001, the Company recorded certain liabilities of $255,000, and continued to hold those liabilities pending a final settlement with the RLI trustee. During the second quarter of fiscal year 2004, the Company agreed to pay $30,000 in full and final settlement to the trustee and has recorded the remaining $225,000 as "Gain on settlement of liabilities/legal settlement" during the fiscal year ended October 31, 2004.

 On July 20, 2004, the Company filed a suit against Q Comm International, Inc. ("Q Comm") in Federal Court in the Central District of Utah. The Company's suit claimed damages of $4 million plus attorney's fees and costs resulting from the breach of a purchase agreement on the part of Q Comm relating to the sale of the Company's internally developed equipment for the prepaid telecommunications industry. Pursuant to the terms of the purchase agreement, the Company would deliver the source code of certain proprietary software in consideration for an aggregate purchase price of $4 million, of which $1 million was due at closing and the remainder was due over three years. Following execution of the agreement, the Company tendered the software source code to Q Comm. However, Q Comm failed to pay the Company the initial amount due under the agreement and made copies of the source code without the Company's permission.

 During the fourth quarter of fiscal 2005, the Company entered into a Settlement and Release Agreement with Q Comm. The Agreement releases Q Comm from any and all claims in connection with the Company's lawsuit against Q Comm for breach of a purchase agreement. In connection with the release, the Company agreed to a cash settlement of $225,000, which was received on August 10, 2005. This amount was recorded as "Gain on settlement of liabilities/legal settlement" during the fiscal year ended October 31, 2005.


 NOTE 9 - RESOLUTION OF VENDOR DISPUTE

 During the first quarter of the fiscal 2005, the Company recorded a reduction of $283,138 to Costs of Revenues in its Consolidated Statement of Operations. This amount represents the favorable resolution of a dispute with one of the Company's on-going vendors. This amount had been recorded to Costs of Revenues in prior periods.


 NOTE 10 - STOCK OPTIONS AND WARRANTS

 Warrant Issuances to Employees for Financing Transactions
 ---------------------------------------------------------
 Employee warrant activity for the two years ended October 31, 2005 was as follows:

                                                                   Weighted
                                        Number       Warrant       Average
                                          of          Price        Exercise
                                        Shares      Per Share       Price
                                      ---------    -----------     --------
 Warrants outstanding at
   October 31, 2003                   2,648,391   $0.75 - 1.44    $    0.83

 Warrants granted                             -              -            -
 Warrants exercised                           -              -            -
 Warrants canceled                            -              -            -
                                      ---------    -----------     --------
 Warrants outstanding at
   October 31, 2004                   2,648,391    0.75 - 1.44         0.83

 Warrants granted                       640,000           0.16         0.16
 Warrants exercised                           -              -            -
 Warrants canceled                     (300,000)          1.44         1.44
                                      ---------    -----------     --------
 Warrants outstanding at
   October 31, 2005                   2,988,391   $0.16 - 1.44    $    0.62
                                      =========    ===========     ========

 The warrants issued to employees that were exercisable at October 31, 2005 and 2004 were approximately 2,988,000 and 2,648,000, respectively.

 Warrant Issuances to Non-Employees

 Non-Employee warrant activity for the two years ended October 31, 2005 was as follows:

                                                                   Weighted
                                        Number       Warrant       Average
                                          of          Price        Exercise
                                        Shares      Per Share       Price
                                      ---------    -----------     --------
 Warrants outstanding at
   October 31, 2003                   1,587,500   $0.01 - 3.50    $    1.16

 Warrants granted                             -              -            -
 Warrants exercised                           -              -            -
 Warrants canceled                     (150,000)          3.00         3.00
                                      ---------    -----------     --------
 Warrants outstanding at
   October 31, 2004                   1,437,500    0.01 - 3.50         0.97

 Warrants granted                     2,035,000    0.11 - 0.78         0.55
 Warrants exercised                           -              -            -
 Warrants canceled                     (212,500)          0.01         0.01
                                      ---------    -----------     --------
 Warrants outstanding at
   October 31, 2005                   3,260,000   $0.11 - 3.50    $    0.77
                                      =========    ===========     ========

 The majority of the warrants issued to non-employees during fiscal years 2005 and 2004 were issued in connection with debt financing. In addition, the Company issued 1,000,000 warrants to a provider of legal and consulting services during the fiscal year ended October 31, 2005. The warrants issued to non-employees that were exercisable at October 31, 2005 and 2004 totaled 3,260,000 and 1,437,500, respectively.

 Stock Options

 2002 Equity Incentive Plan

 The Company adopted the 2002 Equity Incentive Plan ("Incentive Plan") at the Company's annual shareholder meeting in May 2002. The Incentive Plan authorized the Board of Directors to grant up to 2,000,000 options to purchase common shares of the Company. The number of options available for grant was increased to 4,000,000 at the Company's annual shareholder meeting in October 2005. The maximum number of shares of common stock, which may be issuable under the Incentive Plan to any individual plan participant, is 500,000 shares. All options granted under the Incentive Plan have vesting periods up to a maximum of five years. The exercise price of an option granted under the Incentive Plan shall not be less than 85% of the fair value of the common stock on the date such option is granted.

 Amended and restated 1990 Stock Option Plan

 The 1990 Stock Option Plan ("1990 Stock Option Plan"), as amended, authorizes the Board of Directors to grant up to 2,300,000 options to purchase common shares of the Company. No options will be granted to any individual director or employee, which will, when exercised, exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the 1990 Stock Option Plan is fixed by the Board of Directors at the time the options are granted, provided that the exercise period may not be longer than 10 years from the date of grant. All options granted under the 1990 Stock Option Plan have up to 10-year terms and have vesting periods that range from 0 to 3 years from the grant date. The exercise price of any options granted under the 1990 Stock Option Plan is the fair market value at the date of grant. The Company no longer issues options under this plan.

 The Company's stock option activity for the two years ended October 31, 2005 was as follows:
                                                                   Weighted
                                        Number       Option        Average
                                          of          Price        Exercise
                                        Shares      Per Share       Price
                                      ---------    -----------     --------
 Options outstanding at
   October 31, 2003                   1,444,000   $0.09 - 1.50    $    0.41

 Options granted                        410,000    0.11 - 0.14         0.12
 Options exercised                            -              -            -
 Options canceled                      (180,000)   0.09 - 0.78         0.32
                                      ---------    -----------     --------
 Options outstanding at
   October 31, 2004                   1,674,000    0.11 - 1.50         0.35

 Options granted                              -              -            -
 Options exercised                            -              -            -
 Options canceled                      (101,000)   0.12 - 0.70         0.22
                                      ---------    -----------     --------
 Options outstanding at
   October 31, 2005                   1,573,000   $0.11 - 1.50    $    0.36
                                      =========    ===========     ========


 The following table summarizes information about employee compensatory stock options outstanding at October 31, 2005:

                                          Weighted
                              Weighted     Average
    Range of     Options/     Average  Exercise Price                Prices of
    Exercise     Warrants    Remaining    of Options     Options      Options
     Prices     Outstanding     Life     Outstanding   Exercisable  Exercisable
  ------------   ---------      ----         ----       ---------      ----
 $0.11 - $0.26     345,000      8.44        $0.13         184,167     $0.13
 $0.42 - $1.50   1,228,000      0.80         0.42       1,228,000      0.42
                 ---------      ----         ----       ---------      ----
                 1,573,000      2.48        $0.36       1,412,167     $0.39
                 =========      ====         ====       =========      ====

 There were no options issued to employees during the fiscal year ended October 31, 2005.


 NOTE 11 - INCOME TAXES

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at October 31, 2005 and 2004 are as follows:

                                             2005             2004
                                          ----------       ----------
 Deferred tax assets
   Net operating loss carryovers         $15,769,757      $15,205,732
   Accounts receivable                       145,214           41,579
   Advertising credits                       977,185          977,185
   Property and equipment                    227,065          184,176
   Warrants                                   54,296                -
   Accrued liabilities                        27,525           34,694
                                          ----------       ----------
     Total gross deferred tax assets      17,201,042       16,443,366

 Deferred tax liabilities
   Goodwill                                 (164,753)        (117,773)
                                          ----------       ----------
     Total gross deferred tax liabilities   (164,753)        (117,773)

      Net deferred tax liabilities          (164,753)        (117,773)

      Valuation allowance                (17,036,289)     (16,325,593)
                                          ----------       ----------
    Net deferred assets                  $         -      $         -
                                          ==========       ==========


                                             2005             2004
                                          ----------       ----------
 Income tax benefit at statutory rate    $  (872,216)     $  (578,676)
 Permanent differences                       180,396           62,483
 Change in valuation allowance               710,696          505,079
 Other                                       (18,876)          11,114
                                          ----------       ----------
                                         $         -      $         -
                                          ==========       ==========

 The increase in the valuation allowance for the years ended October 31, 2005 and 2004 of $711,000 and $505,000, respectively, was related primarily to a change in U.S. operating loss carryforwards.

 At October 31, 2005, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $46 million, which expire in 2006 through 2025. Utilization of U.S. net operating losses is subject to annual limitations provided for by the Internal Revenue Code. The annual limitation may also result in the expiration of net operating losses before utilization.

 Realization of tax benefits depends on having sufficient taxable income within the carryback and carryforward periods. The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits as reassessment indicates that it is more likely than not that the benefits will be realized. Based on pretax losses incurred in prior years, management has established a valuation allowance against the entire net deferred asset balance.


 NOTE 12 - COMMITMENTS AND CONTINGENCIES

 The Company has one capital lease as of October 31, 2005. The Company leases its branch office facilities and its corporate office under various noncancelable operating leases with terms expiring at various dates through 2007. Rental expense from continuing operations for operating leases was $248,874 and $502,940 for the fiscal years ended October 31, 2005 and 2004, respectively.

 Future minimum lease payments under noncancelable operating leases and its capital lease as of October 31, 2005 are as follows:

                                                Capital        Operating
                                                Leases           Leases
                                              ----------       ----------
    Year ending October 31,
                2006                         $   126,196      $   168,854
                2007                                   -           54,595
                                              ----------       ----------
    Total minimum lease pmts                 $   126,196      $   223,449
                                              ==========       ==========


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

 In August 2002, Cygnus filed a motion for a preliminary injunction to prevent the Company from providing "reorigination" services. The Company filed a cross motion for summary judgment of non-infringement. Both motions were denied. On August 22, 2003, the Company re-filed the motion for summary judgment for non-infringement. In response to this filing, during August 2004, the court narrowly defined the issue to relate to a certain reorigination technology, which the Company believes it does not now, nor has it ever utilized to provide any of its telecommunications services. On August 17, 2005, the United States District Court for the Northern District of California issued a stay in the lawsuit for the purpose of reexamining the Cygnus patent. This stay is the result of a reexamination request received by the United States Patent and Trademark Office ("USPTO"), whereby the USPTO has issued a decision that the patents are invalid. That decision, however, is not final so that further proceedings are expected to continue. The Company intends to continue defending this case vigorously, and though its ultimate legal and financial liability with respect to such legal proceeding is therefore expected to be minimal, the potential loss or range of loss cannot be estimated with any certainty at this time.

 The State of Texas ("State") performed a sales tax audit Canmax Retail Systems a current subsidiary of the Company, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries, for the years 1995 to 1999. The State determined that Canmax Retail Systems did not properly remit sales tax on certain transactions, including asset purchases and software development  projects  that  Canmax Retail  Systems  performed  for specific customers. The Company's current and former management filed exceptions, through its outside sales tax consultant, to the State's audit findings, including the non-taxable nature of certain transactions. In correspondence from the State in June 2003, the State agreed to consider certain offsetting remittances received by Canmax Retail Systems during the audit period. The State has refused to consider other potential offsets. Based on this correspondence with the State, management's estimate of the potential liability was originally recorded at $350,000 during the fiscal year ended October 31, 2003. Based on further correspondence with the State, this estimated liability was increased to $1.1 million during the first quarter of fiscal year 2004. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, it was classified separately during the first quarter of fiscal year 2004 in discontinued operations, and was included in the October 31, 2004 consolidated balance sheet in "Net current liabilities from discontinued operations".

 On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million including penalties and interest for state and local sales. During the third quarter of fiscal year 2005, the Company accrued an additional $62,000 related to the state tax amounts due, increasing the liability to $1.162 million. This is included in the October 31, 2005 consolidated balance sheet in "Net current liabilities from discontinued operations". Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. The Company will continue to aggressively pursue the collection of unpaid sales taxes from former customers of Canmax Retail Systems, primarily Southland Corporation, now 7-Eleven Corporation ("7-Eleven"), as a majority of the amount owed to the State of Texas is the result of uncollected taxes from the sale of software to 7-Eleven during the period under audit (see below). However, there can be no assurance that the Company will be successful with respect to such collections.

 On January 12, 2004, the Company filed a suit against 7-Eleven in the 162nd District Court in Dallas, Texas. The Company's suit claims a breach of contract on the part of 7-Eleven in failing to reimburse it for taxes paid to the State as well as related taxes for which the Company is currently being held responsible by the State. The Company's suit seeks reimbursement for the taxes paid and a determination by the court that 7-Eleven is responsible for paying the remaining tax liability to the State.


 NOTE 13 - BENEFIT PLAN

 Effective January 1, 1994, the Company implemented a 401(k) Profit Sharing Plan for all employees of the Company. The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k). The Company may match employee contributions to a discretionary percentage of the employee's contribution. The Company's matching funds are determined at the discretion of the Board of Directors and are subject to a six-year vesting schedule from the date of original employment. The Company matched $11,245 during the fiscal year ended October 31, 2005. The Company made no matching contributions during the fiscal year ended October 31, 2004.


 NOTE 14 - BUSINESS AND CREDIT CONCENTRATIONS

 In the normal course of business, the Company extends unsecured credit to virtually all of its customers. Management has provided an allowance for doubtful accounts, which reflects its estimate of amounts, which may become uncollectible. In the event of complete non-performance by the Company's customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

 During the year ended October 31, 2005, the Company provided wholesale services to a customer who accounted for 11% of revenues and another customer who accounted for 13% of revenues. During the same period, one of the Company's suppliers accounted for approximately 20% of the Company's total costs of revenues and another supplier accounted for 11% of total costs of revenues. At October 31, 2005, one customer accounted for 35% of the Company's trade accounts receivable. During the year ended October 31, 2004, the Company provided wholesale services to a customer who accounted for 17% of revenues and another customer who accounted for 13% of revenues. During the same period, one of the Company's suppliers accounted for approximately 20% of the Company's total costs of revenues. At October 31, 2004, one customer accounted for 16% of the Company's trade accounts receivable. Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a long-term material impact on its business.

 Information regarding the Company's domestic and foreign revenues is as follows:

                                   All other
                                    foreign
                     Africa         revenues       Domestic          Total
                   ----------      ----------      ----------      ----------
 Fiscal 2004      $ 1,617,433     $ 1,284,641     $10,478,436     $13,380,510
 Fiscal 2005      $ 2,201,290     $ 1,215,614     $ 6,410,145     $ 9,827,049

 No individual foreign country represented more than 10 percent of revenue for the fiscal year ended October 31, 2004 or more than 10 percent of long-lived assets for the fiscal years ended October 31, 2005 and 2004. During the fiscal year ended October 31, 2005, 20% of the Company's revenue was generated from customers in South Africa.


 NOTE 15 - CAPITAL STOCK

 During the year ended October 31, 2005, in connection with the extension of the maturity date of the GCA-Debenture, the Company issued GCA 100,000 shares of common stock.

 During the year ended October 31, 2005, in connection with the extension of the maturity date of the GCA-Note, the Company issued GCA 40,000 shares of common stock.

 During the year ended October 31, 2005, in connection with the extension of the maturity date of the GC-Note, the Company issued Global 100,000 shares of common stock.

 During the years ended October 31, 2005 and 2004, the three holders of the Company's Related Party Notes converted $467,500 and $877,500, respectively, of debt into 3,740,000 and 6,750,000 shares, respectively, of the Company's common stock.

 During the year ended October 31, 2005 and 2004, the holder of the GCA-Debenture converted approximately $43,000 and $10,000, respectively, of debt and accrued interest into approximately 352,000 and 82,000 shares, respectively, of the Company's common stock.

 During the year ended October 31, 2005, the holder of the GC-Conote converted $75,000 of debt into approximately 656,000 shares of the Company's common stock.

 During the year ended October 31, 2005, the Company issued 200,000 shares of common stock for investor relations' services and were recorded at the stock's fair market value at the date of issuance.

 During the year ended October 31, 2005, the Company issued 125,000 shares of common stock for legal services and were recorded at the stock's fair market value at the date of issuance.

 In October 2005, the Company issued 950,000 shares in connection with the Company's purchase of certain assets, including but not limited to the customer base, and certain specified contracts and an item of equipment of Integrated Communications, Inc., Inc, valued at $104,500 at the date of issuance (see Note 3).

 The following table describes stock reserved for future issuances at October 31, 2005:

                                               # Shares
                                              ----------
       Options                                 5,228,000
       Warrants                                6,248,391
       Convertible debt (1)                   46,567,470
                                              ----------
                                              58,043,861
                                              ==========

  (1) Assumes conversion on October 31, 2005 under the terms of the related agreements


 NOTE 16 - SUBSEQUENT EVENTS

 The Company has filed an action in the Los Angeles Superior Court against Yahoo for claims related to a stock sale agreement that exchanged common stock in the Company for media credits in various publications. Some of the media credits were provided in accordance with the contract terms, but a majority of the media credits have not been provided.

 Since October 31, 2005, our chief executive officer has advanced funds to our Company in the aggregate amount of $500,000. We have not yet formalized the terms of these advances, but we expect to enter into an agreement with Mr. Jenkins on substantially the same terms and conditions as our next round of debt financing. If we do not obtain debt financing by February 28, 2006, we will negotiate the terms of these advances with Mr. Jenkins at arms' length.


                                EXHIBIT INDEX

 NO. DESCRIPTION OF EXHIBIT

  3.4  Amendment to Certificate of Incorporation

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