Form 10KSB/A
period 2005-10-31
RAPID LINK INC
filed 2006-02-01
CIK 913659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC. 20549

                                FORM 10-KSB/A
                              (Amendment No. 1)

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

                     DOCUMENTS INCORPORATED BY REFERENCE.
                                    None.

 Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]

                               Explanatory Note

 This Amendment No. 1 on Form 10-KSB/A for the fiscal year ended October 31, 2005 ("Amendment No. 1") is filed to correctly include all of the exhibits listed in our Exhibit Index set forth in the Annual Report Form 10-KSB for our fiscal year ended October 31, 2005, which was filed with the SEC on January 30, 2006. Our filing agent mistakenly filed the exhibits from our previous year's Annual Report on Form 10-K for the fiscal year ended October 31, 2004.

 The remainder of the Form 10-KSB filed on January 30, 2006 is unchanged.


                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on January 31, 2006.

                               Rapid Link, Incorporated


                               By: /s/ JOHN JENKINS
                               -----------------------------------------
                               John Jenkins
                               Chief Executive Officer and
                               Chairman of the Board



                               By: /s/ ALLEN SCIARILLO
                               -----------------------------------------
                               Allen Sciarillo
                               Executive Vice President and
                               Chief Financial Officer

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


 Results of Operations

 Our operating results for the last two fiscal years are as follows:

                                                       % Change
                                                        2004 to
                                                % of     2005                    % of
                                 Year Ended   Revenue  Increase   Year Ended   Revenue
                                 Oct 31 2005    2005    (Decr)    Oct 31 2004    2004
                                 -----------    ----    ------    -----------    ----
 REVENUES                       $  9,827,049    100%      (27%)  $ 13,380,510    100%

 COSTS AND EXPENSES
  Costs of revenues                7,713,349     78%      (23%)    10,045,063     75%
  Sales and marketing                205,973      2%      (49%)       400,559      3%
  General and administrative       3,227,609     33%        8%      2,990,630     22%
  Depreciation and amortization      557,131      6%      (10%)       615,883      5%
  Gain on disposal of equipment       (8,800)     -       100%              -      -
  Gain on settlement of
   liabilities/legal settlement     (225,000)    (2%)     (52%)      (466,000)    (3%)
                                 -----------    ----    ------    -----------    ----
     Total costs and expenses     11,470,262    117%      (16%)    13,586,135    102%
                                 -----------    ----    ------    -----------    ----

     Operating loss               (1,643,213)   (17%)     723%       (205,625)    (2%)

 OTHER INCOME (EXPENSE)
   Interest expense and
     financing costs                (870,615)    (9%)      42%       (613,511)    (5%)
   Foreign currency
     exchange gains                   10,486      -       (60%)        24,919      -
                                 -----------    ----    ------    -----------    ----
     Total other expense, net       (860,129)    (9%)      46%       (588,592)    (4%)
                                 -----------    ----    ------    -----------    ----

 LOSS FROM CONTINUING OPERATIONS  (2,506,342)   (25%)     222%       (794,217)    (6%)

 INCOME (LOSS) FROM
   DISCONTINUED OPERATIONS           (62,000)    (1%)    (104%)     1,501,147     11%
                                 -----------    ----    ------    -----------    ----
 NET INCOME (LOSS)              $ (2,565,342)   (26%)   (470)%   $    706,930     (5%)
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

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations during each of the last two fiscal years. Additionally, at October 31, 2005, the Company's current liabilities (which includes significant amounts of past due payables) exceeded its current assets by $7.0 million and the Company has a shareholders' deficit totaling $6.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as they relate to these issues are also explained in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


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

                   RAPID LINK, INCORPORATED AND SUBSIDIARIES
                (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Year Ended
                                                          October 31,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------
 REVENUES                                       $   9,827,049   $  13,380,510

 COSTS AND EXPENSES
   Costs of revenues                                7,713,349      10,045,063
   Sales and marketing                                205,973         400,559
   General and administrative                       3,227,609       2,990,630
   Depreciation and amortization                      557,131         615,883
   Gain on sale of equipment                           (8,800)              -
   Gain on settlement of liabilities/legal
     settlement                                      (225,000)       (466,000)
                                                 ------------    ------------
     Total costs and expenses                      11,470,262      13,586,135
                                                 ------------    ------------

     Operating loss                                (1,643,213)       (205,625)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs              (651,253)       (396,899)
   Related party interest expense and
     financing costs                                 (219,362)       (216,612)
   Foreign currency exchange gains                     10,486          24,919
                                                 ------------    ------------
   Total other income (expense), net                 (860,129)       (588,592)
                                                 ------------    ------------
 LOSS FROM CONTINUING OPERATIONS                   (2,503,342)       (794,217)

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
    net of income taxes of $0 for all periods         (62,000)      1,501,147
                                                 ------------    ------------
 NET INCOME (LOSS)                              $  (2,565,342)  $     706,930
                                                 ============    ============
 NET INCOME (LOSS) PER SHARE:
  Basic and diluted net income (loss) per share
    Continuing operations                       $       (0.11)  $       (0.05)
    Discontinued operations                             (0.00)           0.09
                                                 ------------    ------------
                                                $       (0.11)  $        0.04
                                                 ============    ============
 WEIGHTED AVERAGE SHARES USED IN THE CALCULATION
   OF PER SHARE AMOUNTS:
     Basic and diluted                             23,790,407      16,998,795
                                                 ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.


 RAPID LINK, INCORPORATED AND SUBSIDIARIES (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                           Common  Common Stock  Treasury     Additional       Accumulated
                                           Shares     Amount      Stock     Paid-in Capital      Deficit        Total
                                         ----------   --------   -------    ---------------   ------------    ----------
 Balance at October 31, 2003             16,201,803  $  16,202  $(54,870)     $39,070,235    $(47,253,702)   $(8,222,135)
------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock for
   convertible notes including interest      82,348         82         -           10,648               -         10,730
 Issuance of common stock for
   convertible notes - related party      6,750,000      6,750         -          870,750               -        877,500
 Beneficial conversion feature related
   to issuance of convertible debt                -          -         -          104,086               -        104,086

   Net income                                     -          -         -                -         706,930        706,930
                                         -------------------------------------------------------------------------------
 Balance at October 31, 2004             23,034,151     23,034   (54,870)      40,055,719     (46,546,772)    (6,522,889)
------------------------------------------------------------------------------------------------------------------------
 Issuance of common stock for
   convertible notes including interest   1,008,032      1,009         -          116,698               -        117,707
 Issuance of common stock for
   convertible notes - related party      3,740,000      3,740         -          463,760               -        467,500
 Beneficial conversion feature related
   to issuance of convertible debt                -          -         -        1,362,649               -      1,362,649
 Issuance of warrants in connection
   with amendments to convertible
   debentures                                     -          -         -          363,648               -        363,648
 Issuance of warrants in connection with
   amendments to convertible notes -
   related party                                  -          -         -           88,239               -         88,239
 Issuance of common stock in connection
   with amendments to notes payable         240,000        240         -           99,229               -         99,469
 Issuance of common stock for services      325,000        325         -           45,675               -         46,000
 Issuance of common stock for
   acquisition of customer base             950,000        950         -          103,550               -        104,500
 Issuance of warrants for services                -          -         -          159,695               -        159,695

   Net loss                                       -          -         -                -      (2,565,342)    (2,565,342)
                                         -------------------------------------------------------------------------------
 Balance at October 31, 2005             29,297,183  $  29,298  $(54,870)     $42,858,862    $(49,112,114)   $(6,278,824)
========================================================================================================================

 The accompanying notes are an integral part of this consolidated financial statement.




                   RAPID LINK, INCORPORATED AND SUBSIDIARIES
                (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended
                                                          October 31,
                                                 ----------------------------
                                                     2005            2004
                                                 ------------    ------------

 CASH FLOWS FROM OPERATING ACTIVITIES
   OF CONTINUING OPERATIONS
  Net loss from continuing operations           $  (2,503,342)  $    (794,217)
  Adjustments to reconcile net loss from
    continuing operations to net cash (used in)
    provided by operating activities:
    Gain from sale of fixed assets                     (8,800)              -
    Common stock and warrants issued
      for services                                    205,695               -
    Bad debt expense                                  365,289          30,000
    Non-cash interest expense                         526,158         181,525
    Gain on settlement of liabilities                       -        (466,000)
    Depreciation and amortization                     557,131         615,883
    (Increase) decrease in:
      Trade accounts receivable                       (88,201)          1,483
      Prepaid expenses and other current assets        32,990          33,029
      Other assets                                     (8,678)        (18,614)
    Increase (decrease) in:
      Trade accounts payable                          660,256          (8,473)
      Accrued liabilities                             (59,895)        664,892
      Deferred revenue                                 21,196          23,445
      Deposits and other payables                     (10,000)         (2,569)
                                                 ------------    ------------
  Net cash (used in) provided by operating
    activities of continuing operations              (310,201)        260,384
                                                 ------------    ------------
 CASH FLOWS FROM INVESTING ACTIVITIES
   OF CONTINUING OPERATIONS
  Purchase of property and equipment                  (26,884)       (144,854)
  Acquisition costs                                   (15,000)              -
  Proceeds from sale of fixed assets                   10,000               -
                                                 ------------    ------------
  Net cash used in investing activities
    of continuing operations                          (31,884)       (144,854)
                                                 ------------    ------------
 CASH FLOWS FROM FINANCING ACTIVITIES
   OF CONTINUING OPERATIONS
  Payment on convertible debenture                    (72,140)              -
  Payments on capital leases                                -         (34,397)
                                                 ------------    ------------
  Net cash used in financing activities
    of continuing operations                          (72,140)        (34,397)
                                                 ------------    ------------
 NET DECREASE (INCREASE) IN CASH AND
   CASH EQUIVALENTS                                  (414,225)         81,133

 Cash and cash equivalents at beginning of year       586,389         505,256
                                                 ------------    ------------
 Cash and cash equivalents at end of year       $     172,164   $     586,389
                                                 ============    ============

 SUPPLEMENTAL DISCLOSURE
   OF CASH FLOW INFORMATION
  Cash paid for interest                        $      79,803   $          -

 SUPPLEMENTAL DISCLOSURE OF NON CASH INVESTING
   AND FINANCING ACTIVITIES
  Issuance of common stock for convertible
    notes including interest                    $     117,707   $     10,730
  Issuance of common stock for convertible
    notes payabe - related party                $     467,500   $    877,500
  Issuance of common stock for acquisition
    of customer base                            $     104,500   $          -
  Beneficial conversion feature of convertible
    debentures recorded as debt discount        $   1,362,649   $    104,086
  Note payable exchanged for convertible
    debenture                                   $   1,250,000   $    550,000
  Convertible debenture issued for accrued
    interest                                    $     349,617   $          -
  Fair value of common stock issued
    in connection with amendments
    to note agreements                          $      99,469   $          -
  Fair value of warrants issued in
    connection with amendments to
    debt agreements                             $     451,887   $          -
  Convertible debenture issued
    for financing fees                          $      50,383   $          -


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