Form 10QSB
period 2006-01-31
RAPID LINK INC
filed 2006-03-17
CIK 913659

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

 (Mark One)

 [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended January 31, 2006
                                  -----------
                                       or

 [ ]   Transition Report Under Section 13 or 15(d) of the Exchange Act

                 For the transition period from ______ to _____

                        Commission File Number 0-22636
                                    -------

                            RAPID LINK, INCORPORATED
 ---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

                Delaware                                75-2461665
  -------------------------------------      --------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

                        17383 Sunset Boulevard, Suite 350
                        Los Angeles, California,    90272
 ----------------------------------------------------------------------------
  (Address of principal executive offices)              (Zip Code)

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

 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by checkmark whether the registrant is a shell company (as  defined
 in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

 As of March 10, 2006, 30,398,816 shares of common stock, $.001 par value per share, were outstanding.

  Transitional small business disclosure format (Check One): Yes [  ] No [X]

                        PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


                   RAPID LINK, INCORPORATED AND SUBSIDIARIES
                 (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)
                          CONSOLIDATED BALANCE SHEETS

                      ASSETS
                      ------                          January 31, October 31,
                                                         2006         2005
                                                      ----------   ----------
                                                      (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                         $   106,009  $   172,164
   Trade accounts receivable, net of allowance
     for doubtful accounts of $439,476 at
     January 31, 2006 and $427,099 at
     October 31, 2005                                    668,049     564,039
   Prepaid expenses and other current assets             217,737     164,978
                                                      ----------   ----------
     Total current assets                                991,795     901,181
                                                      ----------   ----------

 PROPERTY AND EQUIPMENT, net                             267,848     353,726
 GOODWILL, net                                         1,796,917   1,796,917
 OTHER ASSETS, net                                       200,017     219,043
                                                      ----------   ----------
 TOTAL ASSETS                                        $ 3,256,577  $ 3,270,867
                                                      ==========   ==========
       LIABILITIES AND SHAREHOLDERS' DEFICIT
       -------------------------------------

 CURRENT LIABILITIES
   Capital lease obligation                          $   126,196  $  126,196
   Trade accounts payable                              3,407,804   3,451,801
   Accrued liabilities                                   848,210     887,975
   Advances from shareholder                             500,000           -
   Accrued interest (including $926,934 to related
     parties at January 31, 2006 and $901,849 at
     October 31, 2005)                                 1,079,019   1,007,322
   Deferred revenue                                      396,773     401,640
   Deposits and other payables                           418,109     418,109
   Convertible debentures, current portion, net of
     debt discount of $217,476 at January 31, 2006
     and $223,167 at October 31, 2005                  1,064,981     481,833
   Net current liabilities from
     discontinued operations                           1,162,000   1,162,000
                                                      ----------   ----------
     Total current liabilities                         9,003,092   7,936,876
                                                      ----------   ----------

 CONVERTIBLE DEBENTURES, net of current portion and
   net of debt discount of $946,969 at January 31,
   2006 and $1,140,824 at October 31, 2005               303,031     686,633
 CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, net
   of debt discount of $68,936 at January 31, 2006
   and $77,208 at October 31, 2005                       934,454     926,182
                                                      ----------   ----------
 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
     shares authorized; none issued and outstanding            -            -
   Common stock, $.001 par value; 175,000,000 shares
     authorized; 29,297,183 shares issued at January
     31, 2006 and October 31, 2005                        29,298       29,298
  Additional paid-in capital                          42,858,862   42,858,862
  Accumulated deficit                                (49,817,290) (49,112,114)
  Treasury stock, 12,022 common shares at cost           (54,870)     (54,870)
                                                      ----------   ----------
     Total shareholders' deficit                      (6,984,000)  (6,278,824)
                                                      ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $ 3,256,577  $ 3,270,867
                                                      ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   RAPID LINK, INCORPORATED AND SUBSIDIARIES
                 (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                            January 31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------

 REVENUES                                            $ 1,986,112  $ 2,784,252

 COSTS AND EXPENSES
   Costs of revenues                                   1,528,115    1,997,414
   Sales and marketing                                   142,382       54,609
   General and administrative                            657,424      750,081
   Depreciation and amortization                         104,212      146,234
   Gain on sale of property and equipment                      -       (8,800)
                                                      ----------   ----------
     Total costs and expenses                          2,432,133    2,939,538
                                                      ----------   ----------

     Operating loss                                     (446,021)    (155,286)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs                 (248,381)     (54,089)
   Related party interest expense and
     financing costs                                     (33,057)     (36,772)
   Foreign currency exchange gains                        22,283       10,147
                                                      ----------   ----------
   Total other income (expense), net                    (259,155)     (80,714)

                                                      ----------   ----------
 NET LOSS                                            $  (705,176) $  (236,000)
                                                      ==========   ==========

 NET LOSS PER COMMON SHARE:
   Basic and diluted net loss per share              $     (0.02) $     (0.01)
                                                      ==========   ==========
 WEIGHTED AVERAGE COMMON SHARES USED IN THE
   CALCULATION OF PER SHARE AMOUNTS:
   Basic and diluted                                  29,285,161   23,022,129
                                                      ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                   RAPID LINK INCORPORATED AND SUBSIDIARIES
                (FORMERLY DIAL THRU INTERNATIONAL CORPORATION)
            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Three Months Ended
                                                            January 31,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $  (705,176) $  (236,000)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Gain from sale of property and equipment                   -       (8,800)
    Bad debt expense                                      12,377      (10,000)
    Non-cash interest expense                            208,808            -
    Depreciation and amortization                        104,212      146,234
    (Increase) decrease in:
      Trade accounts receivable                         (116,386)    (217,728)
      Prepaid expenses and other current assets          (52,759)     (19,420)
      Other assets                                             -       (3,960)
    Increase (decrease) in:
      Trade accounts payable                             (43,997)      92,887
      Accrued liabilities                                 31,932      (26,794)
      Deferred revenue                                    (4,867)      (1,690)
                                                      ----------   ----------
  Net cash used in operating activities                 (565,856)    (285,271)
                                                      ----------   ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                       (299)     (19,447)
   Proceeds from sale of property and equipment                -       10,000
                                                      ----------   ----------
   Net cash used in investing activities                    (299)      (9,447)
                                                      ----------   ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from shareholder advance                     500,000            -

                                                      ----------   ----------
 NET DECREASE IN CASH AND CASH EQUIVALENTS               (66,155)    (294,718)

 Cash and cash equivalents at beginning of period        172,164      586,389
                                                      ----------   ----------
 Cash and cash equivalents at end of period          $   106,009  $   291,671
                                                      ==========   ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Rapid Link, Incorporated and its subsidiaries, "Rapid Link" or "the Company", included in this Form 10-QSB are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three month periods ended January 31, 2006 and 2005 have been included. Operating results for the three month period ended January 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2005.

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

 Beginning in the fourth quarter of fiscal 2004, the Company shifted its retail product focus to value-added VoIP communication services to customers, both domestically and internationally, although to date the Company has not derived significant revenues from this new offering. Rapid Link focuses on the US military and other key niche markets. The Company offers PC-to-PC, PC-to-phone, and phone-to-phone calling on their unique set of Internet Access Device's ("IAD's") that provide a new low cost phone service that is delivered through a broadband connection. Rapid Link offers VoIP service plans to residential and business customers in addition to serving the military. The Company's flat rate service plans enable the users to speak unlimited to their party. These plans include free features such as voice mail, call forwarding, three way calling and others as a part of the service. Rapid Link's VoIP IAD's for consumers and businesses consists of single and two-line routers, which enables customers to convert their traditional phone into a VoIP phone, or a headset that plugs directly into the customers computer. All of the services connect through the Internet. The customer can then make and receive calls through their customized phone number using VoIP.

 Estimates and Assumptions
 -------------------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


 NOTE 2 - GOING CONCERN

 The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute is strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. As of January 31, 2006 the Company has an accumulated deficit of approximately $49.8 million as well as a working capital deficit of approximately $8.0 million. In addition, approximately 73% of the Company's trade accounts payable and accrued liabilities are past due. Funding of the Company's working capital deficit, its current and future anticipated operating losses, and growth of the Company's retail revenues will require continuing capital investment. Historically, the Company has received significant funding from a major shareholder. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

 Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital would materially affect the Company's operations in the short term and expansion strategies. The Company will continue to explore external financing opportunities and renegotiation of its short-term debt with its current financing partners in order to extend the terms or retire these obligations. Currently, the Company is in negotiations with multiple parties to obtain additional financing, and the Company will continue to explore financing opportunities with additional parties (see Note 9 - Subsequent Events). At January 31, 2006, approximately 37% of the gross debt is due to the senior management and a Director of the Company.

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


 NOTE 3 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company provided wholesale services to one customer who accounted for 19% of the overall revenue of the Company for the three months ended January 31, 2006 and 11% of the Company's trade accounts receivable at January 31, 2006. During the same period, two of the Company's suppliers accounted for approximately 14% and 10%, respectively, of the Company's total costs of revenues.

 The Company provided wholesale services to a single customer who accounted for 14% of the overall revenue of the Company for the three months ended January 31, 2005. During the same period, three of the Company's suppliers accounted for approximately 22%, 11% and 11%, respectively, of the Company's total costs of revenues.


 NOTE 4 - STOCK-BASED COMPENSATION

 The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
 Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, no compensation cost has been recognized for its employee stock options in the financial statements during the three months ended January 31, 2006 and January 31, 2005 as the fair market value on the grant date approximates the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, as amended by SFAS No. 148, the Company's pro forma net loss for the three months ended January 31, 2006 and 2005 would have been as follows:

                                                         Three Months
                                                       Ended January 31,
                                                  --------------------------
                                                      2006           2005
                                                  -----------    -----------
  Net loss                                       $   (705,176)  $  (236,000)
  Deduct: Stock based employee
    compensation expense determined
    under fair value based method                      (2,748)        (3,634)
                                                  -----------    -----------
  Pro forma net loss                             $   (707,924)  $   (239,634)
                                                  ===========    ===========

  Net loss per share
    As reported
      Basic and diluted                          $      (0.02)  $      (0.01)
                                                  ===========    ===========
    Proforma
      Basic and diluted                          $      (0.02)  $      (0.01)
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

 No options were granted during the three months ended January 31, 2006 and 2005.

 In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("Statement 123(R)"), "Share-Based Payment", which revised SFAS No. 123 and supercedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions with employees using APB Opinion No. 25 and requires that the fair value of such share based payments be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual financial reporting period beginning after December 15, 2005. The Company will adopt the statement on November 1, 2006 as required. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share above.


 NOTE 5 - RESOLUTION OF VENDOR DISPUTE

 During the first quarter of fiscal year 2005, the Company recorded a reduction of $283,138 to Costs of Revenues in its Consolidated Statement of Operations. This amount represents the favorable resolution of a dispute with one of the Company's vendors. This amount had been recorded as Costs of Revenues in prior periods.


 NOTE 6 -  CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES PAYABLE TO RELATED
           PARTIES

 On June 1, 2005, the Company and GCA Strategic Investment Fund ("GCA") agreed to extend the maturity dates of the Company's two 6% convertible debentures, each convertible debenture providing financing of $550,000 in January 2002 and July 2003, respectively. For the convertible debenture originally issued in January 2002, the maturity date was extended to November 26, 2005 (see Note 9 - Subsequent Events). The gross balance of this debenture was $455,000 at January 31, 2006. In connection with the extension, the Company issued GCA warrants to acquire 110,000 shares of common stock at an exercise price of $0.11 and 150,000 warrants to acquire our common stock at an exercise price of $0.38. Both warrants expire in June 2010. The Company recorded $104,693 as debt discount, representing the relative fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount was amortized over the extension period of the convertible debenture and is fully amortized at January 31, 2006. In addition, the Company issued to GCA 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company has recorded $45,000 as debt discount, and is amortizing the debt discount over the extension period of the convertible debenture. For the three months ended January 31, 2006, approximately $23,000 of deferred financing fees and debt discount amortization has been recorded as interest expense. For the convertible debenture originally issued in July 2003, the maturity date was extended to November 26, 2006. The gross balance of this debenture was approximately $550,000 at January 31, 2006. In connection with the extension, the Company issued GCA warrants to acquire 150,000 shares of common stock at an exercise price of $0.38, which expire in June 2010. The Company recorded $58,458 as debt discount, representing the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the convertible debenture. In addition, the Company issued to GCA 40,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company recorded $18,000 as debt discount and is amortizing the debt discount over the extension period of the convertible debenture. For the three months ended January 31, 2006, approximately $13,000 of deferred financing fees and debt discount amortization has been recorded as interest expense.

 During fiscal 2005, GCA elected to convert $35,000 of the gross principal balance of the January 2002 convertible debenture into approximately 352,000 shares of common stock. There were no conversions during the quarter ended January 31, 2006.

 On June 1, 2005, the Company and Global Capital Funding Group, LP ("Global") agreed to extend the maturity date of the Company's 12% note payable (the "GC-Note"), which provided financing of $1,250,000 in November 2002. The maturity date was extended to February 29, 2008. In connection with the extension, the GC-Note was converted to a 10.08% Convertible Note ("GC-Conote"). The conversion price is equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Conote in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF-98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") and recorded $1,013,032 as debt discount. This debt discount is being amortized over the life of the GC-Conote. The Company also issued to the holder of the GC-Conote warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.38, and 125,000 warrants to purchase common stock at $0.11 per share, both warrants expiring in June 2010. The Company recorded $200,498 as debt discount, the relative fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the life of the GC-Conote. In addition, the Company issued to Global 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. The Company recorded $36,469 as debt discount, the relative fair value of the stock issued, and is amortizing the debt discount over the life of the GC-Conote. For the three months ended January 31, 2006, approximately $114,000 of debt discount amortization has been recorded as interest expense.

 In connection with the extension of the maturity date of the GC-Note, the interest due on the GC-Note of approximately $350,000 as of May 31, 2005 was converted to a $400,000 non-interest bearing convertible Note Payable (the "GC-Note2) to Global Capital Funding Group, LP. The GC-Conote2 requires quarterly payments of $50,000 on the last day of March, June, September and December of each year until the March 31, 2007 maturity Date, commencing on June 30, 2005. In addition, the GC-Conote2 provides for conversion based on a conversion price equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Note2 in accordance with EITF 98-5 and recorded approximately $350,000 as debt discount. This debt discount is being amortized over the life of the GC-Note2. The approximate $50,000 difference between the accrued interest at May 31, 2005 and the value of the GC-Note2 represents a financing fee and was recorded as debt discount and is being amortized over the life of the GC-Note2. For the three months ended January 31, 2006, $50,000 of debt discount amortization has been recorded as interest expense. The gross balance of the GC-Note2 was $275,000 at January 31, 2006.

 During fiscal year 2005, GCA elected to convert $75,000 of the GC-Note2 into approximately 657,000 shares of common stock. There were no conversions during the three months ended January 31, 2006. Although the Company has not made its scheduled September and December 2005 payments, Global has not declared the note to be in default, and continues to convert the balance into shares of common stock (see Note 9 - Subsequent Events).

 On July 21,  2005, the  Company and  the three  executives that  hold a  10%
 convertible debenture (the "Notes") with an outstanding balance of $1,470,891 at July 31, 2005, agreed to extend the maturity date of the Notes to February 29, 2008. The original maturity date was October 24, 2003. In connection with the extension, the Company issued to the three executives warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The Company recorded $88,238 as debt discount, the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the Notes. For the three months ended January 31, 2006, approximately $8,000 of debt discount amortization has been recorded as interest expense. The gross balance of the Notes was $1,003,390 at January 31, 2006.


 NOTE 7 - ADVANCES FROM SHAREHOLDER

 During the three months ended January 31, 2006, the Company's chief executive officer, and significant shareholder, John Jenkins, has advanced funds to the Company in the aggregate amount of $500,000. The Company has not yet formalized the terms of these advances, but expects to enter into an agreement with Mr. Jenkins on substantially the same terms and conditions as our next round of debt financing, or will pay off this advance with the proceeds received from the debt financing (See Note 9 - Subsequent Events).


 NOTE 8 - DISCONTINUED OPERATIONS

 During the first quarter of fiscal year 2004, the Company determined based on final written communications with the State of Texas that the Company had a liability for sales taxes (including penalties and interest) totaling $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000 during fiscal year 2003. During the first quarter of fiscal year 2004, the Company accrued an additional $750,000. On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million including penalties and interest for state and local sales tax. During the fiscal year 2005, the Company accrued an additional $62,000 in amounts due. The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries. The State of Texas determined that Canmax Retail Systems did not properly remit sales tax on certain transactions. Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. These operations were previously classified as discontinued after the Company sold its retail automation software business in December 1998 and changed its business model to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, the amount was classified as Discontinued Operations. The amount that the State of Texas assessed of $1.162 million has been accrued as a liability and is included in the October 31, 2005 Balance Sheet as discontinued operations.


 NOTE 9 - SUBSEQUENT EVENTS

 On February 14, 2006, Rapid Link, Incorporated entered into a binding letter of intent to acquire all of the issued and outstanding shares of capital stock of Telenational Communications Inc. ("Telenational"), a privately owned Delaware corporation that is a provider of domestic and international long distance services. Pursuant to the terms of the letter of intent, as payment of the purchase price, the Company will issue common stock and cash consideration to the shareholders of Telenational as follows; (a) $1.0 million in cash and 9,587,500 shares of common stock, within five days of the closing of the acquisition, provided that Telenational's monthly retail and wholesale gross margin combined averages at least $300,000 per month ("Average Gross Margin") for the calendar year ended December 31, 2005. If the actual gross margin is less than the Average Gross Margin, the stock portion of the purchase price will be reduced proportionately; (b) $500,000 in cash, payable within 90 days of closing, provided that the actual gross margin during this 90-day period is greater than the Average Gross Margin. If the actual gross margin is less than the Average Gross Margin, this cash payment will be reduced proportionately; (c) 9,875,500 shares immediately following the 12-month anniversary of the closing, provided gross margin for the 12-month period is not less than $3.6 million ("Target Gross Margin"), subject to adjustment based on any shortfall as determined in accordance with (a) above. The purchase price (adjusted downward for this calculation by 25%) will be proportionately reduced by the percentage shortfall of the actual gross margin achieved against the Target Gross Margin. Any reduction in the adjusted purchase price will be applied against the stock portion of the purchase price. The Company agreed to grant piggy-back registration rights to Telenational, whereby the Company will register the common stock issued in connection with the acquisition if the Company files a registration statement after the closing date, subject to certain approvals and customary conditions and limitations.

 At the closing date of this acquisition, the shareholders of Telenational will provide a working capital loan to the Company in the amount of $200,000. This loan will be payable in 12 equal monthly installments of principal and interest. The loan will accrue interest at the rate of eight percent per annum and will mature on the 12-month anniversary of the closing of this transaction.

 Completing the acquisition of Telenational is subject to the execution of a definitive acquisition agreement with additional mutually acceptable terms and closing conditions. In the event either party terminates the letter of intent prior to the execution of a definitive agreement, it must pay the other party a break-up fee in the amount of $150,000, payable in cash. However, neither party will be required to pay a break-up fee if the letter of intent is terminated prior to the execution of a definitive agreement due to a breach of the letter of intent for any reason beyond the control of either party, or by the Company if certain conditions are not met, including the Company's ability to obtain financing necessary to fund the cash portion of the purchase price.

 On February 24, 2006, GCA converted $31,150 of principal and interest due on its January 2002 convertible debenture into 407,189 shares of common stock.

 On February 24, 2006, Global converted $50,000 of principal due on its June 2005 $400,000 note payable into 694,444 shares of common stock.

 On March 8, 2006, the Company and GCA Strategic Investment Fund ("GCA") agreed to extend the maturity date of the Company's 6% convertible debenture, which originally provided providing financing of $550,000 in January 2002 (GCA-Debenture). The maturity date for the GCA-Debenture was extended to November 26, 2006. The GCA-Debenture originally matured in
 November 2005. The remaining balance of the GCA-Debenture was $455,000 at January 31, 2006. The Company is currently seeking a debt facility or equity financing that will allow it to either convert its outstanding debt obligations with GCA into the new financing, and/or pay down a portion or all of the amounts outstanding. There can be no assurance that sufficient debt or equity financing will be available or available on terms acceptable to the Company.

 On March 8, 2006, the Company completed a private placement of two one year 10% convertible debentures ("Debentures"), for gross proceeds of $1,000,000. In connection with the Debentures, the Company agreed to issue the investors a total of 2,000,000 immediately exercisable five year warrants to purchase the Company's common stock at an exercise price of $0.14 for 1,000,000 warrants, and $0.25 for an additional 1,000,000 warrants. In addition, the investors will receive an additional 50,000 warrants to vest and become exercisable on the last day of each month prior to the Company's satisfaction in full of the Debentures, or the complete conversion of the Debentures, at an exercise price of $0.25. A portion of the proceeds have been used to repay the Advances from Shareholder (see Note 7 - Advances From Shareholder).


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OR PLAN OF OPERATION.

 The following discussion and analysis of financial condition and results of operations covers the three months ended January 31, 2006 and 2005 and should be read in conjunction with our financial statements and the notes thereto.

 FORWARD-LOOKING STATEMENTS

 This quarterly report on Form 10-QSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects", "believe", "anticipates", "estimate", "plans", "expect", "intends", and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed in our annual report on Form 10-KSB for the year ended October 31, 2005 and throughout this report on Form 10-QSB. All of our forward-looking statements are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements.

 General

 On November 2, 1999, we acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation, and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to "Dial Thru International Corporation." In the second quarter of fiscal 2000, we shifted focus toward our global Voice over Internet Protocol, or VoIP, strategy. This strategy allows us to form local partnerships with foreign postal, telephone and telegraph companies (entities that are responsible for providing telecommunications services in foreign markets and which are usually government owned or controlled) and to provide IP enabled services based on the in-country regulatory environment affecting telecommunications and data providers.

 On October 12, 2001, we completed the acquisition from Rapid Link, Incorporated ("RLI") of certain assets and executory contracts of Rapid Link, USA, Inc. and 100% of the common stock of Rapid Link Telecommunications, GmbH, a German company. RLI provided integrated data and voice communications services to both wholesale and retail customers around the world. RLI built a large residential retail customer base in Europe and Asia, using RLI's network to make international calls anywhere in the world. Furthermore, RLI developed a VoIP network using Clarent and Cisco technology which we have used to take advantage of wholesale opportunities where rapid deployment and time to market are critical.

 On August 1, 2003, our German subsidiary, Rapid Link Telecommunications GmbH, received approval for its insolvency filing and was turned over to a trustee who is responsible for liquidating the operation. We determined that we no longer controlled the operations of this subsidiary and that our parent entity has no legal obligation to pay the liabilities of Rapid Link Telecommunications GmbH.

 On October 25, 2005, at our annual shareholders meeting, our shareholders approved a change in the Company's name to Rapid Link, Incorporated. The Company believes that the name "Rapid Link, Incorporated" better reflects the Company's business strategies and opportunities, and will receive better market recognition and acceptance than its previous name, especially as the Company continues to roll out Voice over Internet Protocol related services. In addition, the Company also believes that the name, which was the name of the Company we acquired in October 2001, is a recognized brand name with members of the United States Military, a significant source of retail revenue for the Company since the acquisition. The name change became effective on November 1, 2005.

 On October 31, 2005, we completed the acquisition of the customer base of Integrated Telecommunications, Inc., ("Integrated") an international long distance carrier providing Voice over Internet Protocol services to retail customers in the United States, and wholesale services to customers worldwide.

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

 Our common stock currently trades on the OTC Bulletin Board under the symbol "RPID."

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


 RESULTS OF OPERATIONS

 The following table presents our operating results for the three month periods ended January 31, 2006 and 2005 as well as a comparison of the percentage change of our operating results from the three month period ended January 31, 2005 to the corresponding period ended January 31, 2006:

                                                                 % of Revenue
                                        Three Months Ended    Three Months Ended
                                            January 31,           January 31,
                                      -----------------------    ------------
                                         2006         2005       2006    2005
                                      -----------------------    ------------
 REVENUES                            $1,986,112    $2,784,252    100%    100%

 COSTS AND EXPENSES
  Costs of revenues                   1,528,115     1,997,414     77%     72%
  Sales and marketing                   142,382        54,609      7%      2%
  General and administrative            657,424       750,081     33%     27%
  Depreciation and amortization         104,212       146,234      5%      5%
  Gain on sale of property and
   equipment                                  -        (8,800)     -       -%
                                      -----------------------    ------------
     Total costs and expenses          2,432,133    2,939,538    122%    106%
                                      -----------------------    ------------

     Operating loss                     (446,021)    (155,286)   (22%)    (6%)

 OTHER INCOME (EXPENSE)
  Interest expense and
    financing costs                     (248,381)     (54,089)   (12%)    (2%)
  Related party interest expense
    and financing costs                  (33,057)     (36,772)    (2%)    (1%)
  Foreign currency exchange gains         22,283       10,147      1%      -%
                                      -----------------------    ------------
     Total other expense, net           (259,155)     (80,714)   (13%)    (3%)
                                      -----------------------    ------------
 NET LOSS                            $  (705,176)   $(236,000)   (36%)    (9%)
                                      =======================    ============


 RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH PERIODS ENDED JANUARY 31, 2006 and 2005

 REVENUES

 For the three-month period ended January 31 2006, 55% and 45% of our revenues were derived from our wholesale and retail customers, respectively, compared to 71% and 29%, respectively, for the three-month period ended January 31 2005. Our wholesale revenues have decreased by 45% from the three-month period ended January 31, 2005 compared to the three-month period ended January 31, 2006, while our retail revenues have increased by 11% during the three month period ended January 31, 2006 over the comparable period in 2005.

 The decrease in wholesale revenues for the three month period ended January 31, 2006 compared to the same period in fiscal 2005 is attributable to a decrease in the number of termination opportunities available to us to offer our customers. We establish relationships in foreign countries with vendors who specialize in the termination of wholesale telecommunications traffic at negotiated rates. These are usually high volume opportunities that we make available to other telecommunications companies and provide those customers with a wholesale rate. These opportunities are typically low margin. Due to the competitive nature of the wholesale telecommunications business, our customers frequently request a reduction in the per minute termination rates that we offer them. At times, our suppliers are not able to offer us lower rates in order to maintain the minutes we are terminating to them. As a result, our wholesale revenues fluctuate depending on the number of these vendor relationships that we are able to maintain. We are working with new vendors in an effort to recapture our lost revenue, though the ultimate results of these discussions cannot be predicted with any certainty. If we are unable to attract and retain new wholesale customers and establish new vendor relationships in order to increase the number of terminating opportunities available to us, our wholesale revenues will continue to erode.

 The increase in retail revenues for the three month period ended January 31, 2006 compared to the same period in fiscal 2005 is attributable to the acquisition of the customer base of Integrated, which contributed approximately $326,000 of retail revenue. Without this acquisition, our retail revenue would have decreased by $239,000. We continue to experience increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets. The March 2003 redeployment of troops into Iraq, where we have not historically provided long distance service, resulted in a decline in our retail sales to these military customers who were previously stationed in foreign markets that we serviced. We are exploring opportunities to grow our retail business, utilizing our in-house sales group and our outside agents, through the introduction of new products and services, focusing our efforts principally on the sale of VoIP services which allow users to make phone calls over their existing broadband internet connections. Furthermore, we will continue to seek out acquisitions that will allow us to quickly grow our business. If we are unable to stabilize our retail revenues from the U.S. military and grow our retail revenues from VoIP-based products, our retail revenues will remain flat or decline.

 COSTS OF REVENUES

 Our costs of revenues as a percentage of revenues have increased 5% from 72% for the three-month period ended January 31, 2006 to 77% for the three-month period ended January 31, 2006. Included within our costs of revenues for the three-month period ended January 31, 2005 is a reduction of costs in the amount of $283,138 relating to the favorable resolution of a dispute with one of our vendors. These costs were originally recorded to costs of revenues in prior periods. Had this dispute resolution not occurred during the three-month period ended January 31, 2005, our costs of revenues as a percentage of revenues would have decreased by 10% for the three-month period ended January 31, 2006 compared to the three-month period ended January 31, 2005. This decrease was primarily due to a change in the mix of our revenue with a greater percentage of our revenue coming from our retail products, which realize a higher margin than our wholesale services. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products and total revenue for each period.

 SALES AND MARKETING EXPENSES

 A significant component of our revenue is generated by outside agents or through periodic newspaper advertising, which is managed by a small in-house sales and marketing organization.

 Our sales and marketing costs have increased from 2% to 7% of revenues, respectively, for the three months ended January 31, 2006 compared to the prior year period. The increase in our sales and marketing costs is primarily due to additional personnel and commission's incurred as a result of the Integrated acquisition of approximately $74,000, or 4% or revenues. During the three month period ended January 31, 2006, we have focused our attention on increasing revenues through the efforts of our agents and the initiation of advertising on military websites. We will continue to focus our sales and marketing efforts on periodic newspaper and internet advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 GENERAL AND ADMINISTRATIVE EXPENSES

 Our general and administrative expenses have increased to 33% of revenues for the three months ended January 31, 2006 from 27% for the three months ended July 31, 2005. Although general and administrative expenses as a percentage of revenues has increased for the three months ended January 31, 2006 compared to the prior fiscal year, in absolute dollars, general and administrative expenses have decreased by approximately $93,000. This reduction has been accomplished primarily through the elimination of personnel and personnel related costs, consulting and professional fees and bad debt expense. However, due to the overall decline in revenue and the primarily fixed nature of our general and administrative expenses, as a percentage of revenue, these expenses have increased for the three months ended January 31, 2006 compared to the prior period. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business, however it will be difficult to achieve significant reductions in future periods due to the fixed nature of our general and administrative expenses.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization has decreased primarily as the result of significant components of our property and equipment reaching the end of their useful lives each quarter. Our major property and equipment additions were the result of the RLI acquisition in fiscal 2001. In addition, depreciation and amortization has decreased as we have stopped depreciating certain telecommunications switching equipment that is currently not in use. We have not determined whether or not this equipment will be utilized for current or future business, however we believe we will have a plan to either use this equipment or dispose of it during the second quarter of 2006. The net book value of this equipment as of the period ended January 31, 2006 is not significant. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network.

 INTEREST EXPENSE AND FINANCING COSTS

 Interest expense and financing costs for the three month period ended January 31, 2006 and 2005 were due primarily to interest expense of approximately $74,000 and $54,000, respectively, on our convertible debentures and notes payable to related parties. In addition, for the three month period ended January 31, 2006, interest expense includes approximately $208,000 of amortization of deferred financing fees and debt discount relating to the extension of the maturity dates on our debts to GCA, Global and related parties. The increase in interest expense and financing costs from the three months ended January 31, 2005 to the three month period ended January 31, 2006 primarily relates to the extension of the maturity dates of our convertible debt instruments with both our third party and related party lenders during the third quarter of fiscal 2005.

 LIQUIDITY AND CAPITAL RESOURCES

 Our operating loss has increased and to date we have been generally unable to achieve positive cash flow on a quarterly basis primarily due to the fact that our present lines of business do not generate a volume of business sufficient to cover our overhead costs. Our audit report for the fiscal year ended October 31, 2005 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

 We have violated certain requirements of our convertible debt agreements relating to failure to register the underlying securities, and timely payment of principal and interest, including payment in full on the maturity date of the notes, either through the issuance of common stock, or payment in cash. Our lenders have not declared us in default and have allowed us to continue to operate. On June 1, 2005, we and our third-party lenders agreed to amendments to our notes payable and convertible debenture agreements to extend the maturity dates to various times ranging from November 26, 2006 (see Note 9 - Subsequent Events regarding the further extension of our January 2002 convertible debenture with GCA) through February 29, 2008. Approximately $2.4 million of principal and interest is due to two of our executives and a director.

 Furthermore, we frequently are not able to make timely payment to our trade creditors. As of January 31, 2006, approximately $4.3 million, representing approximately 73% of our trade accounts payable and accrued liabilities, were past due. A majority of the amounts past due are to foreign vendors that have supplied us with low margin wholesale opportunities and we are no longer sending significant, or any, telecommunications traffic to them. We will continue to work with them to arrange for a reduction in the amount owed to them through either formal or informal payment plans. We continue to seek sources of working capital sufficient to fund delinquent balances and meet ongoing obligations, though our success on this process has been limited.

 Our future operating success is dependent on our ability to quickly generate positive cash flow from our VoIP lines of products and services. Our major growth areas are anticipated to include the establishment of additional wholesale points of termination to offer our existing wholesale and retail customers, and the introduction of new retail VoIP products, both domestically and internationally. We anticipate a $500-700,000 cash shortfall from operations during the next 12 months, however we are currently pursuing retail and wholesale opportunities and acquisitions that we believe will reduce this shortfall. There can be no assurance that we will be successful in implementing these opportunities. We do not have any capital equipment commitments during the next 12 months. We are actively pursuing debt or equity financing opportunities to continue our business. Any failure of our business plan, including the risk and timing involved in rolling out retail products to end users, to generate positive cash flow could result in a significant cash flow crisis and could force us to seek alternative sources of financing as discussed, or to greatly reduce or discontinue operations. Although various possibilities for obtaining financing or effecting a business combination (see Note 9 - Subsequent Events) have been discussed from time to time, and we are having ongoing discussions with two potential financing sources, there are no definitive agreements with any party to raise money and we cannot assure you that we will be successful in our search for investors or lenders. Any additional financing we may obtain will involve material and substantial dilution to existing stockholders. In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders. If we are unable to obtain additional financing, our operations in the short term will be materially affected and we may not be able to remain in business. These circumstances raise substantial doubt as to the ability of our Company to continue as a going concern.

 On March 8, 2006, the Company completed a private placement of two one year 10% convertible debentures ("Debentures"), for gross proceeds of $1,000,000. In connection with the Debentures, the Company agreed to issue the investors a total of 2,000,000 immediately exercisable five year warrants to purchase the Company's common stock at an exercise price of $0.14 for 1,000,000 warrants, and $0.25 for an additional 1,000,000 warrants. In addition, the investors will receive an additional 50,000 warrants to vest and become exercisable on the last day of each month prior to the Company's satisfaction in full of the Debentures, or the complete conversion of the Debentures, at an exercise price of $0.25. A portion of the proceeds have been used to repay the Advances from Shareholder (see Note 7).

 On February 14, 2006, the Company entered into a binding letter of intent to acquire all of the issued and outstanding shares of capital stock of Telenational Communications Inc. ("Telenational"), a privately owned Delaware corporation that is a provider of domestic and international long distance services. As payment for the purchase price, the Company has agreed to issue to the shareholders of Telenational a combination of stock and and cash. The cash portion of the purchase price totals $1.5 million, with $1.0 million due on closing, and another $500,000 due within ninety days of closing. In order to complete this transaction, the Company will need to raise additional debt or equity financing, in addition to the amount raised in connection with the Company's March 8, 2006 private placement, to cover the entire cash portion of the purchase price.

 At January 31, 2006, we had cash and cash equivalents of $106,000, a decrease of $66,000 from the balance at October 31, 2005. We had significant working capital deficits at both January 31, 2006 and October 31, 2005.

 Net cash used in operating activities was $566,000 and $285,000 for the three months ended January 31, 2006 and 2005, respectively. The net cash used in operating activities for the three months ended January 31, 2006 was primarily due to a net loss of $705,000 adjusted for: non-cash interest expense of $208,000, depreciation and amortization of $104,000 and net changes in operating assets and liabilities of ($186,000). For the three month period ended January 31, 2005, the net cash provided by operating activities was due to a net loss from continuing operations of $236,000 adjusted for depreciation and amortization of $146,000 and net changes in operating assets and liabilities of ($177,000).

 Net cash used in investing activities for the three-month periods ended January 31, 2006 and 2005 was $300 and $9,000, respectively, and primarily relates to the purchase of property and equipment.

 Net cash provided by financing activities for the three months ended January 31, 2006 was $500,000. This amount represents proceeds received on a temporary loan from our chief executive officer.

 We have an accumulated deficit of approximately $49.8 million as of January 31, 2006 as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment which may not be available to us. Since the beginning of April 2001, we have raised $5.7 million in debt financing.

 Although to date we have been able to arrange debt facilities and equity financing, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us (See Note 9 - Subsequent Events). As of January 31, 2006 we have approximately $1,000,000 principal balance of convertible debentures which will mature within the next year as well as a significant amount of trade payables and accrued liabilities which are past due. We will continue to explore external financing opportunities in order to fund these past due amounts. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. Failure to obtain sufficient capital will materially affect our Company's operations and financial condition. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. We have committed to purchase approximately $70,000 of telecommunications equipment and billing software over the next four months. We do not anticipate significant spending for the remainder of fiscal year 2006.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. With an original maturity date of October 24, 2003, these Notes were amended subsequent to fiscal year 2002 to extend the maturity date to February 24, 2004. These Notes are secured by selected Company assets and are convertible into our common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. For the year ended October 31, 2002, an additional $402,433 was added to the Notes and an additional 402,433 warrants to acquire our common stock were issued in connection with the financing. During fiscal year 2004, the holders of the Notes elected to convert $877,500 of the Notes into 6,750,000 shares of our common stock. On July 21, 2005, the Company and the three executives agreed to extend the maturity date of the Notes to February 29, 2008. In connection with the extension, the Company issued to the three executives warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The gross outstanding balance of these Notes at January 31, 2006 totals $1,003,390.

 In January 2002, we executed a 6% convertible debenture (the "Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000 and had an original maturity date of January 28, 2003. We also issued to the holder of the Debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The Debenture was amended in January 2003 to extend the maturity date to November 8, 2004. In connection with this January 2003 amendment we adjusted the exercise price of the previously issued warrants to $0.21 per share and also issued to the holder of the Debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.21 per share, which expire on February 8, 2008. The Debenture was amended again in June 2005 to extend the maturity date to November 26, 2005 (see Note 9 - Subsequent Events). In connection with this June 2005 amendment of the Debenture, we also issued to the holder of the Debenture 100,000 shares of our common stock, warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 110,000 shares of our common stock at an exercise price of $0.11 per share, all of which warrants expire on June 1, 2010. The conversion price of the Debenture is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the closing date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the 20 trading days immediately preceding but not including the date of the related notice of conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be automatically converted into shares of our common stock at the Formula Conversion Price. During fiscal year 2003, GCA converted $50,000 of the Debenture and $3,463 of accrued interest into approximately 374,000 shares of common stock. During fiscal year 2004, GCA converted $10,000 of the Debenture and $730 of accrued interest into approximately 82,000 shares of our common stock. The gross outstanding balance on the Debenture was $455,000 at January 31, 2006.

 In November 2002, we executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., ("Global") which provided financing of $1,250,000. The GC-Note matured on November 8, 2004. We also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007. In June 2005, the GC-Note was replaced by a convertible note ("GC-Conote"). The GC-Conote matures on February 29, 2008, and the annual interest rate due on this convertible note is 10.08%. The conversion price is equal to 80% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) trading days immediately preceding the date of the related notice of conversion. In addition, we issued to the holder of the GC-Conote 100,000 shares of our common stock, warrants to purchase 500,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 125,000 shares of our common stock at an exercise price of $0.11 per share, all of which warrants expire on June 1, 2010. In addition, interest of approximately $350,000 due on the GC-Note at the time of replacement by the GC-Conote was converted into a $400,000 non-interest bearing note payable ("GC-Note2"), which matures on March 30, 2007. The approximate $50,000 difference between the accrued interest at the time of replacement and the value of this new note was recorded as deferred financing fees, and is being amortized over the life of the GC-Note2. The gross outstanding balance of the GC-Note2 was $275,000 at January 31, 2006.

 In July 2003, we executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's maturity date was December 23, 2003. We also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. Per the terms of the GCA-Note agreement, in the event the GCA-
 Note is not repaid in full within ten days of the maturity date, the terms of the GCA-Note shall become the same as those of the Debenture. Effective January 2, 2004, the GCA-Note was replaced by a convertible debenture ("GCA-Debenture") with the same terms as those of the Debenture, which had a maturity date of November 8, 2004. The principal balance of the GCA-Debenture was $574,597, which included $24,597 of interest due on the GCA-Note at the time it was replaced by the GCA-Debenture. The GCA-Debenture was amended in June 2005, to extend the maturity date to November 26, 2006. In connection with this amendment, we also issued to the holder of the GCA-Debenture 40,000 shares of our common stock, and warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share, which warrants expire on June 1, 2010. The gross outstanding balance on the GCA-Debenture was approximately $550,000 at January 31, 2006.

 Risk Factors

 Our cash flow may not be sufficient to satisfy our operations

 For the three-month period ended January 31, 2006, we recorded a net loss of approximately $705,000, and for the year ended October 31, 2005, we recorded a net loss of approximately $2,565,000. As a result of these loses, and prior losses, we currently have a significant working capital deficit. In addition, we have a significant amount of trade accounts payables and accrued liabilities, of which approximately 73% is past due. To be able to service our debt obligations over the remainder of the 2006 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations.

 Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2005, which states that "The Company has suffered recurring losses from continuing operations during each of the last two fiscal years. Additionally, at October 31, 2005, the Company's current liabilities (which includes significant amounts of past due payables) exceeded its current assets by $7.0 million and the Company has a shareholders' deficit totaling $6.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern."

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

 To implement our business strategy, we will also need to seek additional financing (See Note 9 - Subsequent Events). There is no assurance that adequate levels of additional financing will be available at all or on acceptable terms. In addition, any additional financing will likely result in significant dilution to our existing stockholders. If we are unable to obtain additional financing on terms that are acceptable to us, we could be forced to dispose of assets to make up for any shortfall in the payments due on our debt under circumstances that might not be favorable to realizing the highest price for those assets. A portion of our assets consist of intangible assets, the value of which will depend upon a variety of factors, including the success of our business. As a result, if we do need to sell any of our assets, we cannot assure you that our assets could be sold quickly enough, or for amounts sufficient, to meet our obligations.

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


 PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.

 (a)  Exhibits

  2.1 Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc. and US Communications Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated January 30, 1998 (the "USC 8-K"), and incorporated herein by reference)

  2.2 Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as Exhibit 10.1 to Form 8-K dated January 15, 1998 (the "USC Rescission 8-K"), and incorporated herein by reference)

  2.3 Asset Purchase Agreement by and among Affiliated Computed Services, Inc., Canmax and Canmax Retail Systems, Inc. dated September 3, 1998 (filed as Exhibit 10.1 to the Company's Form 8-K dated December 7, 1998 and incorporated herein by reference)

  2.4 Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom & Technologies, Inc., Dial Thru International Corporation, a Delaware corporation, Dial Thru International Corporation, a California corporation, and John Jenkins (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 2, 1999 and incorporated herein by reference)

  2.5 Stock and Asset Purchase Agreement, dated as of September 18, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.1 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

  2.6 First Amendment to Stock and Asset Purchase Agreement, dated as of September 21, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.2 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

  2.7 Second Amendment to Stock and Asset Purchase Agreement, dated as of October 12, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.3 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

  2.8 Third Amendment to Stock and Asset Purchase Agreement, dated as of October 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.4 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

  2.9 Fourth Amendment to Stock and Asset Purchase Agreement, dated as of November 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.5 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

  2.10 Asset Purchase Agreement, dated as of October 25, 2005, by and between Integrated Communications, Inc. and Dial Thru International Corporation (filed as Exhibit 2.5 to the Company's Form 8-K dated October 31, 2005 and incorporated herein by reference)

  3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

  3.2 Amended and Restated Bylaws of Dial Thru International Corporation (filed as Exhibit 3.2 to the 1999 Form 10-K and incorporated herein by reference)

  3.3 Amendment to Certificate of Incorporation dated January 11, 2005 and filed with the State of Delaware on January 13, 2005 (filed as Exhibit 3.3 to the 2004 Form 10-K and incorporated herein by reference)

  3.4 *Amendment to Certificate of Incorporation dated October 28, 2005 and filed with the State of Delaware on November 1, 2005

  4.1 Securities Purchase Agreement issued January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.1 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

  4.2 Registration Rights Agreement dated January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.2 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

  4.3 6% Convertible Debenture of Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.3 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

  4.4 Common Stock Purchase Warrant dated January 28, 2002 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.4 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

  4.5 Securities Purchase Agreement issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.1 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

  4.6 Secured Promissory Note issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.2 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

  4.7 Common Stock Purchase Warrant issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.3 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

  4.8 Registration Rights Agreement issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.4 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

  4.9 Securities Purchase Agreement issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.5 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

  4.10 Promissory Note issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as
       Exhibit 4.6 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

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


                                Rapid Link, Incorporated


                                By: /s/ Allen Sciarillo
                                --------------------------------------------
                                Allen Sciarillo
                                Chief Financial Officer and Executive Vice
                                President (Principal Financial and Principal
                                Accounting Officer)

 Dated March 17, 2006