Form 10QSB
period 2006-04-30
RAPID LINK INC
filed 2006-06-14
CIK 913659

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

 (Mark One)

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended April 30, 2006
                                  -----------
                                       Or

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

                                (310) 566-1700
 ----------------------------------------------------------------------------
                         (Issuer's Telephone number)

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

 As of June 14, 2006, 30,386,794 shares of common stock, $.001 par value per share, were outstanding.

  Transitional small business disclosure format (Check One): Yes [ ] No [X]

                        PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


                   RAPID LINK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      ASSETS
                      ------                           April 30,  October 31,
                                                         2006         2005
                                                      ----------   ----------
                                                      (unaudited)
 CURRENT ASSETS
   Cash and cash equivalents                         $   167,841  $   172,164
   Trade accounts receivable, net of allowance
     for doubtful accounts of  $452,109 at
     April 30, 2006 and $427,099 at
     October 31, 2005                                    703,820      564,039
   Prepaid expenses and other current assets             100,179      164,978
                                                      ----------   ----------
      Total current assets                               971,840      901,181
                                                      ----------   ----------

 PROPERTY AND EQUIPMENT, net                             225,138      353,726
 GOODWILL, net                                         1,796,917    1,796,917
 OTHER ASSETS, net                                       327,916      219,043
                                                      ----------   ----------
 TOTAL ASSETS                                        $ 3,321,811  $ 3,270,867
                                                      ==========   ==========

       LIABILITIES AND SHAREHOLDERS' DEFICIT
       -------------------------------------

 CURRENT LIABILITIES
   Capital lease obligation                              126,196      126,196
   Trade accounts payable                              3,462,734    3,451,801
   Accrued liabilities                                   795,077      887,975
   Accrued interest (including $952,019 to related
     parties at April 30, 2006 and $901,849 at
     October 31, 2005)                                 1,150,454    1,007,322
   Deferred revenue                                      427,636      401,640
   Deposits and other payables                           418,109      418,109
   Convertible debentures, current portion, net of
     debt discount of $1,038,067 at April 30, 2006
     and $223,167 at October 31, 2005                  1,169,391      481,833
   Net current liabilities from
     discontinued operations                           1,162,000    1,162,000
                                                      ----------   ----------
     Total current liabilities                         8,711,597    7,936,876
                                                      ----------   ----------

 CONVERTIBLE DEBENTURES, net of current portion and
   net of debt discount of $833,333 at April 30, 2006
   and $1,140,824 at October 31, 2005                    416,667      686,633
 CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, net
   of debt discount of $60,664 at January 31, 2006
   and $77,208 at October 31, 2005                       942,726      926,182

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
     shares authorized; none issued and outstanding            -            -
   Common stock, $.001 par value; 175,000,000 shares
     authorized; 30,398,816 shares issued at April
     30, 2006 and 29,297,183 at October 31, 2005          30,400       29,298
   Additional paid-in capital                         43,938,910   42,858,862
   Accumulated deficit                               (50,663,619) (49,112,114)
   Treasury stock, 12,022 common shares at cost          (54,870)     (54,870)
                                                      ----------   ----------
      Total shareholders' deficit                     (6,749,179)  (6,278,824)
                                                      ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT         $ 3,321,811  $ 3,270,867
                                                      ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.


                   RAPID LINK INCORPORATED AND SUBSIDIARIES
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended           Six Months Ended
                                                 April 30,                  April 30,
                                         ------------------------    ------------------------
                                            2006          2005          2006          2005
                                         ----------    ----------    ----------    ----------
 REVENUES                               $ 2,121,018   $ 2,864,960   $ 4,107,130   $ 5,649,212

 COSTS AND EXPENSES
   Costs of revenues                      1,612,960     2,385,165     3,141,075     4,382,579
   Sales and marketing                       99,827        42,919       242,209        97,528
   General and administrative               732,995       849,937     1,390,419     1,600,018
   Depreciation and amortization             99,967       150,415       204,179       296,649
   (Gain) Loss on disposal of
     property and equipment                  34,229             -        34,229        (8,800)
                                         ----------    ----------    ----------    ----------
 Total costs and expenses                 2,579,978     3,428,436     5,012,111     6,367,974
                                         ----------    ----------    ----------    ----------

 Operating loss                            (458,960)     (563,476)     (904,981)     (718,762)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs    (355,370)      (54,092)     (603,751)     (108,181)
   Related party interest expense and
     financing costs                        (33,357)      (36,772)      (66,414)      (73,544)
   Foreign currency exchange gains (loss)     1,358        (2,788)       23,641         7,359
                                         ----------    ----------    ----------    ----------
   Total other income (expense), net       (387,369)      (93,652)     (646,524)     (174,366)
                                         ----------    ----------    ----------    ----------
 NET LOSS                               $  (846,329)  $  (657,128)  $(1,551,505)  $ (893,128)
                                         ==========    ==========    ==========    ==========

 NET LOSS PER COMMON SHARE:
   Basic and diluted net loss per share $     (0.03)  $     (0.03)  $      (0.05) $     (0.04)
                                         ==========    ==========    ==========    ==========

 WEIGHTED AVERAGE COMMON SHARES USED IN
 THE CALCULATION OF PER SHARE AMOUNTS:
   Basic and diluted                     30,237,903    23,022,129    29,759,747    23,022,129
                                         ==========    ==========    ==========    ==========

 The accompanying notes are an integral part of these consolidated financial statements.


                   RAPID LINK INCORPORATED AND SUBSIDIARIES
            UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Six Months Ended
                                                             April 30,
                                                      -----------------------
                                                         2006         2005
                                                      ----------   ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(1,551,505) $  (893,128)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    (Gain) loss from disposal of property and
      equipment                                           34,229       (8,800)
    Bad debt expense                                     (25,010)     (21,000)
    Non-cash interest expense                            510,126            -
    Depreciation and amortization                        204,179      296,649
    Warrants issued for legal services                         -      159,695
    (Increase) decrease in:
      Trade accounts receivable                         (114,771)    (125,969)
      Prepaid expenses and other current assets          (35,201)     (19,703)
      Other assets                                        (1,784)      (1,388)
    Increase (decrease) in:
      Trade accounts payable                              10,933      634,448
      Accrued liabilities                                 56,384       21,015
      Deferred revenue                                    25,996       (8,286)
      Deposits and other payables                              -      (10,000)
                                                      ----------   ----------
  Net cash provided by (used in) operating activities   (886,424)      23,533
                                                      ----------   ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                    (73,749)     (22,561)
   Proceeds from sale of property and equipment                -       10,000
                                                      ----------   ----------
  Net cash used in investing activities                  (73,749)     (12,561)
                                                      ----------   ----------
 CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from convertible debenture                 1,000,000            -
   Payment of financing fees                             (44,150)           -
   Proceeds from shareholder advance                     500,000            -
   Payment of shareholder advance                       (500,000)           -
                                                      ----------   ----------
  Net cash provided by financing activities              955,850            -
                                                      ----------   ----------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (4,323)      10,972

 Cash and cash equivalents at beginning of period        172,164      586,389
                                                      ----------   ----------
 Cash and cash equivalents at end of period          $   167,841  $   597,361
                                                      ==========   ==========

 SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
  Conversion of debt to common stock                 $    75,000  $         -
  Conversion of Accrued interest into common stock         6,150            -
  Fair market value of warrants issued with debt         327,176            -
  Beneficial conversion feature recorded in
    connection with debt issuances                       628,674            -


 The accompanying notes are an integral part of these consolidated financial statements.

                   RAPID LINK INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Rapid Link, Incorporated and its subsidiaries, "Rapid Link" or "the Company", included in this Form 10-QSB are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and six month periods ended April 30, 2006 and 2005 have been included. Operating results for the three and six month periods ended April 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2005.

 Rapid Link has served as a facilities-based, global Internet Protocol ("IP") communications company providing connectivity to international markets experiencing significant demand for IP enabled services. Rapid Link provides a variety of international telecommunications services targeted to small and medium sized enterprises ("SME's") and niche markets, such as the United States Military and Armed Forces that include the transmission of voice and data traffic and the provision of Web-based and other communications services. Rapid Link utilizes Voice over Internet Protocol ("VoIP") packetized voice technology to improve both cost and efficiencies of telecommunication transmissions. Rapid Link utilizes the Internet to transport the Company's communications.

 Beginning in the fourth quarter of fiscal 2004, the Company shifted its retail product focus to value-added VoIP communication services to customers, both domestically and internationally, although to date the Company has not derived significant revenues from this new offering. Rapid Link focuses on the US military and other key niche markets. The Company offers PC-to-PC, PC-to-phone, and phone-to-phone calling on their set of Internet Access Device's ("IAD's") that provide a low cost phone service that is delivered through a broadband connection. Rapid Link offers VoIP service plans to residential and business customers in addition to serving the military. The Company's flat rate service plans provide unlimited calling within the Unites States and Canada. These plans include free features such as voice mail, call forwarding, three way calling and other features as a part of the service. Rapid Link's VoIP IAD's for consumers and businesses consists of single and multi-line routers, which enables customers to convert their traditional phone into a VoIP phone, or a headset that plugs directly into the customer's computer so that it can be used as a phone as the customer travels. All of the services connect through the Internet. The customer can then make and receive calls through their unique phone number using VoIP.

 Estimates and Assumptions
 -------------------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


 NOTE 2 - GOING CONCERN

 The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute is strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. As of April 30, 2006 the Company has an accumulated deficit of approximately $50.7 million as well as a working capital deficit of approximately $7.7 million. In addition, approximately 74% of the Company's trade accounts payable and accrued liabilities are past due. Funding of the Company's working capital deficit, it's current and future anticipated operating losses, and growth of the Company's retail revenues will require continuing capital investment. Historically, the Company has received significant funding from a major shareholder. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

 Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital would materially affect the Company's operations in the short term and expansion strategies. The Company will continue to explore external financing opportunities and renegotiation of its short-term debt with its current financing partners in order to extend the terms or retire these obligations. Currently, the Company is in negotiations with multiple parties to obtain additional financing, and the Company will continue to explore financing opportunities with additional parties. At April 30, 2006, approximately 22% of the gross debt is due to the senior management and a Director of the Company.

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


 NOTE 3 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company provided wholesale services to one customer who accounted for 13% of the overall revenue of the Company for the three months ended April 30, 2006 and 13% of the Company's trade accounts receivable at April 30, 2006. The Company provided wholesale services to one customer who accounted for 16% of the overall revenue of the Company for the six months ended April 30, 2006. For the three months ended April 30, 2006, two of the Company's suppliers accounted for approximately 17% and 10%, respectively, of the Company's total costs of revenues.

 The Company provided wholesale services to two customers, each of which accounted for 13% of the overall revenue of the Company for the three months ended April 30, 2005. No customers accounted for more than 10% of sales during the six months ended April 30, 2005. The Company provided wholesale services to another customer which accounted for 15% of the Company's trade accounts receivable at April 30, 2005. For the three months ended April 30, 2005, one of the Company's suppliers accounted for approximately 21% of the Company's total costs of revenues.


 NOTE 4 - STOCK-BASED COMPENSATION

 The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
 Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, no compensation cost has been recognized for its employee stock options in the financial statements during the three months ended April 30, 2006 and April 30, 2005 as the fair market value on the grant date approximates the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, as amended by SFAS No. 148, the Company's pro forma net loss for the three months ended April 30, 2006 and 2005 would have been as follows:

                               Three Months                  Six Months
                              Ended April 30,              Ended April 30,
                          ------------------------    ------------------------
                             2006          2005          2006          2005
                          ----------    ----------    ----------    ----------
 Net loss                $  (846,329)  $  (657,128)  $(1,551,505)  $  (893,128)

 Deduct: Stock based
  employee compensation
  expense determined
  under fair value
  based method                (2,696)       (3,554)       (5,444)       (7,188)
                          ----------    ----------    ----------    ----------
 Pro forma net loss      $  (849,025)  $  (660,682)  $(1,556,949)  $  (900,316)
                          ==========    ==========    ==========    ==========

 Net loss per share
   As reported
   Basic and diluted     $     (0.03)  $     (0.03)  $     (0.05)  $     (0.04)
                          ==========    ==========    ==========    ==========

   Proforma
   Basic and diluted     $     (0.03)  $     (0.03)  $     (0.05)  $     (0.04)
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

 No options were granted during the six months ended April 30, 2006 and 2005.

 In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("Statement 123(R)"), "Share-Based Payment", which revised SFAS No. 123 and supercedes APB Opinion No. 25. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions with employees using APB Opinion No. 25 and requires that the fair value of such share-based payments be recognized in the consolidated statement of operations. The revised statement is effective as of the first annual financial reporting period beginning after December 15, 2005. The Company will adopt the statement on November 1, 2006 as required. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share above.


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


 NOTE 6 - CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES PAYABLE TO RELATED
          PARTIES

 On June 1, 2005, the Company and GCA Strategic Investment Fund ("GCA") agreed to extend the maturity dates of the Company's two 6% convertible debentures, each convertible debenture providing financing of $550,000 in January 2002 and July 2003, respectively. For the convertible debenture originally issued in January 2002, the maturity date was extended to November 26, 2006. The gross balance of this debenture was $430,000 at April 30, 2006. In connection with the extension, the Company issued GCA warrants to acquire 110,000 shares of common stock at an exercise price of $0.11 and warrants to acquire 150,000 shares of our common stock at an exercise price of $0.38. Both warrants expire in June 2010. The Company recorded $104,693 as debt discount, representing the relative fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount was amortized over the extension period of the convertible debenture and is fully amortized at April 30, 2006. In addition, the Company issued to GCA 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company recorded $45,000 as debt discount, and amortized the debt discount over the extension period of the convertible debenture which ended in the first quarter of 2006. For the convertible debenture originally issued in July 2003, the maturity date was extended to November 26, 2006. The gross balance of this debenture was approximately $550,000 at April 30, 2006. In connection with the extension, the Company issued GCA warrants to acquire 150,000 shares of common stock at an exercise price of $0.38, which expire in June 2010. The Company recorded $58,458 as debt discount, representing the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the convertible debenture. In addition, the Company issued to GCA 40,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company recorded $18,000 as debt discount and is amortizing the debt discount over the extension period of the convertible debenture. For the six months ended April 30, 2006, approximately $25,000 of deferred financing fees and debt discount amortization has been recorded as interest expense. The remaining unamortized discount is $29,733 at April 30, 2006.

 During fiscal 2005, GCA elected to convert $35,000 of the gross principal balance of the January 2002 convertible debenture into approximately 352,000 shares of common stock. During fiscal year 2006, GCA elected to convert $25,000 of the gross principal balance of the January 2002 convertible debenture into approximately 407,000 shares of common stock. There were no other conversions during the quarter ended April 30, 2006. On March 8, 2006, the Company and GCA Strategic Investment Fund ("GCA") agreed to extend the maturity date of the Company's 6% convertible debenture, which originally provided providing financing of $550,000 in January 2002 (GCA-Debenture). The maturity date for the GCA-Debenture was extended to November 26, 2006.

 On June 1, 2005, the Company and Global Capital Funding Group, LP ("Global") agreed to extend the maturity date of the Company's 12% note payable (the "GC-Note"), which provided financing of $1,250,000 in November 2002. The maturity date was extended to February 29, 2008. In connection with the extension, the GC-Note was converted to a 10.08% Convertible Note ("GC-Conote"). The conversion price is equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Conote in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF-98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") and recorded $1,013,032 as debt discount. This debt discount is being amortized over the life of the GC-Conote. The Company also issued to the holder of the GC-Conote warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.38, and 125,000 warrants to purchase common stock at $0.11 per share, both warrants expiring in June 2010. The Company recorded $200,498 as debt discount, the relative fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the life of the GC-Conote. In addition, the Company issued to Global 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. The Company recorded $36,469 as debt discount, the relative fair value of the stock issued, and is amortizing the debt discount over the life of the GC-Conote. For the six months ended April 30, 2006, approximately $227,000 of debt discount amortization has been recorded as interest expense. The remaining unamortized discount is $833,333 at April 30, 2006.

 In connection with the extension of the maturity date of the GC-Note, the interest due on the GC-Note of approximately $350,000 as of May 31, 2005 was converted to a $400,000 non-interest bearing convertible Note Payable (the "GC-Note2) to Global Capital Funding Group, LP. The GC-Conote2 requires quarterly payments of $50,000 on the last day of March, June, September and December of each year until the March 31, 2007 maturity Date, commencing on June 30, 2005. In addition, the GC-Conote2 provides for conversion based on a conversion price equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Note2 in accordance with EITF 98-5 and recorded approximately $350,000 as debt discount. This debt discount is being amortized over the life of the GC-Note2. The approximate $50,000 difference between the accrued interest at May 31, 2005 and the value of the GC-Note2 represents a financing fee and was recorded as debt discount and is being amortized over the life of the GC-Note2. For the six months ended April 30, 2006, $50,000 of debt discount amortization has been recorded as interest expense. The gross balance of the GC-Note2 was $225,000 at April 30, 2006. The remaining unamortized discount was $175,000 at April 30, 2006.

 During fiscal year 2005, GCA elected to convert $75,000 of the GC-Note2 into approximately 657,000 shares of common stock. During fiscal year 2006 GCA elected to convert $50,000 of the GC-Note2 into approximately 694,000 shares of common stock. Although the Company has not made its scheduled September and December 2005 payments, and March 2006 payment, Global has not declared the note to be in default, and continues to convert the balance into shares of common stock.

 On July 21, 2005, the Company and the three executives that hold a 10% convertible debenture (the "Notes") agreed to extend the maturity date of the Notes to February 29, 2008. The original maturity date was October 24, 2003. In connection with the extension, the Company issued to the three executives warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The Company recorded $88,238 as debt discount, the fair value of the warrants. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the Notes. For the six months ended April 30, 2006, approximately $17,000 of debt discount amortization has been recorded as interest expense. The gross balance of the Notes was $1,003,390 at April 30, 2006. The remaining unamortized discount was $60,664 at April 30, 2006.

 On March 8, 2006, the Company completed a private placement of two one year 10% convertible debentures ("Debentures"), for gross proceeds of $1,000,000. In connection with the Debentures, the Company agreed to issue the investors a total of 2,000,000 immediately exercisable five year warrants to purchase the Company's common stock at an exercise price of $0.14 for 1,000,000 warrants, and $0.25 for an additional 1,000,000 warrants. The Company paid $44,150 in financing fees in connection with the Debentures which were recorded as financing fees. Additionally in connection with these Debentures the Company recorded a debt discount of $1,000,000 related to the fair value of warrants issued and the related beneficial conversion feature that will be amortized over the life of the loan. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4.77%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 0.25; and an expected life of the warrants of three years. During the three-months ended April 30, 2006 the Company recorded expense of $167,000 in relation to the amortization of these fees. The remaining unamortized debt discount totaled $833,333 at April 30, 2006.


 NOTE 7 - ADVANCES FROM SHAREHOLDER

 During the three months ended January 31, 2006, the Company's chief executive officer, and significant shareholder, John Jenkins, advanced funds to the Company in the aggregate amount of $500,000. During the three-month period ended April 30, 2006 the Company has re-paid this amount in full with proceeds received from the Debentures.


 NOTE 8 - DISCONTINUED OPERATIONS

 During the first quarter of fiscal year 2004, the Company determined based on final written communications with the State of Texas that the Company had a liability for sales taxes (including penalties and interest) totaling $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000 during fiscal year 2003. During the first quarter of fiscal year 2004, the Company accrued an additional $750,000. On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million including penalties and interest for state and local sales tax. During the fiscal year 2005, the Company accrued an additional $62,000 in amounts due. The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries. The State of Texas determined that Canmax Retail Systems did not properly remit sales tax on certain transactions. Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. These operations were previously classified as discontinued after the Company sold its retail automation software business in December 1998 and changed its business model to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, the amount was classified as Discontinued Operations. The amount that the State of Texas assessed of $1.162 million has been accrued as a liability and is included in the April 30, 2006 Balance Sheet as discontinued operations.


 NOTE 9 - SUBSEQUENT EVENTS

 On May 5, 2006, Rapid Link, Incorporated entered into a definitive stock purchase agreement (the "Purchase Agreement") to acquire from Apex Acquisitions, Inc. (the "Stockholder"), all of the issued and outstanding shares of capital stock of Telenational Communications, Inc., a privately owned Delaware corporation ("Telenational") that is a provider of domestic and international long distance services, including internationally originated direct access calling services and pre-paid and post-paid calling card services. The total purchase price for this acquisition is $4.76 million. Pursuant to the terms of the Purchase Agreement, in consideration for the acquisition of all of the issued and outstanding shares of Telenational (the "Telenational Shares"), the Company has agreed to deliver a $1 million note payable, due and payable on the 18-month anniversary of closing which bears interest at the rate of 8% per annum. The note is secured by all of the outstanding shares of the Telenational stock. Additionally the Company issued 9,587,500 shares of its common stock (the "Initial Stock Payment") as contemplated by the Purchase Agreement (the "Closing"). If Telenational's monthly retail and wholesale gross margin combined (the "Average Monthly Gross Profit") averages at least $300,000 per month ("Target Average Gross Margin") for the calendar year ended December 31, 2005, then the Stockholder shall be entitled to all of the Initial Stock Payment. If the Fiscal 2005 Average Monthly Gross Profit is less than the Target Average Gross Margin, the Initial Stock Payment will be reduced proportionately. In the event that Telenational's First Aggregate Monthly Gross Profit is less than $900,000 (the "Target Aggregate Monthly Gross Profit"), then the Contingent Stock Payment shall be reduced by a number of shares to be determined by taking the product obtained by multiplying $750,000 by a fraction whose numerator is the Target Aggregate Monthly Gross Profit less the First Aggregate Monthly Gross Profit and whose denominator is the Target Aggregate Monthly Gross Profit; and divided by the volume weighted average closing price per share of our common stock as reported on the Over-the-Counter Bulletin Board (or any other securities exchange or inter-dealer quotation system on which our common stock is then listed) for the 15 consecutive trading days ending on the day prior to the first anniversary of the Closing (the "Per Share Price"); provided, however, that such Per Share Price shall be not less than $0.13 per share and not greater than $0.25 per share. Subject to adjustment based on any shortfall as determined in accordance with above. The purchase price (adjusted downward for this calculation by 25%) will be proportionately reduced by the percentage shortfall of the actual gross margin achieved against the Target Gross Margin. Any reduction in the adjusted purchase price will be applied against the stock portion of the purchase price. Further, the "earn out" shares in the amount of 9,587,500 additional shares that were to be issued following the 12-month anniversary of the Closing (the "Contingent Stock Payment") based on Telenational maintaining a $300,000 gross monthly margin for that 12 month period was deemed earned and delivered to Apex Acquisitions, Inc. by the Board of Directors on June 5, 2006, so that the integration of the two company's would not be delayed in the best interest of the company.

 At the closing date of this acquisition, the shareholders of Telenational will provide a working capital loan to the Company in the amount of a minimum of $200,000. This loan will be payable in 12 equal monthly installments of principal and interest. The loan will accrue interest at the rate of eight percent per annum and will mature on the 12-month anniversary of the closing of this transaction.

 Rapid Link has also agreed to grant piggy-back registration rights to Telenational, whereby the Company will register the common stock issued in connection with the acquisition if Rapid Link files a registration statement after the closing date, subject to certain approvals and customary conditions and limitations.

 The closing of the transactions contemplated by the Purchase Agreement and the Amendment took place on May 5, 2006.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLYSIS OR PLAN OF OPERATION.

 The following discussion and analysis of financial condition and results of operations covers the three months ended April 30, 2006 and 2005 and should be read in conjunction with our financial statements and the notes thereto.


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

 On October 12, 2001, we completed the acquisition from Rapid Link, Incorporated ("RLI") of certain assets and executory contracts of Rapid Link, USA, Inc. and 100% of the common stock of Rapid Link Telecommunications, GmbH, a German company. RLI provided integrated data and voice communications services to both wholesale and retail customers around the world. RLI built a large retail customer base in Europe and Asia focusing mostly on the United States military sector, using RLI's network to make international calls anywhere in the world. Furthermore, RLI developed a VoIP network using Clarent and Cisco technology which we have used to take advantage of wholesale opportunities where rapid deployment and time to market are critical.

 On August 1, 2003, our German subsidiary, Rapid Link Telecommunications GmbH, received approval for its insolvency filing and was turned over to a trustee who was responsible for liquidating the operation. We determined that we no longer controlled the operations of this subsidiary and that our parent entity has no legal obligation to pay the liabilities of Rapid Link Telecommunications GmbH.

 On October 25, 2005, at our annual shareholders meeting, our shareholders approved a change in the Company's name to Rapid Link, Incorporated. The Company believes that the name "Rapid Link, Incorporated" better reflects the Company's business strategies and opportunities, and will receive better market recognition and acceptance than its previous name, especially as the Company continues to roll out Voice over Internet Protocol related services. In addition, the Company also believes that the name, which was the name of the Company we acquired in October 2001, is a recognized brand name with members of the United States Military around the world, a significant source of retail revenue for the Company since the acquisition. The name change became effective on November 1, 2005.

 On October 31, 2005, we completed the acquisition of the customer base of Integrated Telecommunications, Inc., ("Integrated") an international long distance carrier providing Voice over Internet Protocol services to retail customers in the United States, and wholesale services to customers worldwide.

 The telecommunications industry continues to evolve towards an increased emphasis on IP related products and services. We have focused our business towards these types of products and services for the last couple of years. Furthermore, we believe the use of the Internet to provide bundled IP related services to the end user customer, either as a stand alone solution or bundled with other IP products, will continue to impact the industry as large companies like Time Warner and AT&T look to capitalize on their existing cable infrastructures, and smaller companies look to provide innovative solutions to attract commercial and residential users to their product offerings.

 We are focused on the growth of our VoIP business by adding new products and services that we can offer to end user customers. We are attempting to transition our current customers, and attract new customers through the sale of specialized VoIP Internet Access Devices, or IAD's, that allow customers to connect their phones to their existing high-speed Internet connections. These IADs allow the user to originate phone calls over the Internet, thereby bypassing the normal costs associated with originating phone calls over existing land lines. By avoiding these costs, we are able to offer lower priced services to these customers, which we believe will allow us to attract additional users. We also believe there will be considerable demand for this type of product in certain foreign markets where end users pay a significant premium to their local phone companies to make long distance or international phone calls. We are targeting business and residential customers, as well as niche markets, such as the United States military. While we expect the growth in our customers and suppliers, and the introduction of innovative product offerings to retail users, specifically IADs, to have a positive impact on our revenues and earnings, we cannot predict our ability to significantly grow this line of business. The revenue and costs associated with the IAD product offerings will depend on the number of customers and contracts we obtain. In many ways, our ability to maintain operations in the foreseeable future will be dictated by our ability to quickly deploy VoIP products into selected markets and to realize revenues from these products and related telecommunications sources. Any delay in our expansion of VoIP products and services will adversely affect our financial condition and cash flow and could ultimately cause us to greatly reduce or even cease operations.

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

 Revenue Recognition

 For a majority of our products, our revenues are generated at the time a customer uses our network to make a phone call. We sell our services to SMEs and end-users that utilize our network for international origination and dial thru services, and to other providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times we receive payment from our customers in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made.

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

      In order to determine the fair value of our reporting unit under SFAS 142, we considered the following two approaches:

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

 RESULTS OF OPERATIONS

 The following table presents our operating results for the three and six month periods ended April 30, 2006 and 2005 as well as a comparison of the percentage change of our operating results from the three and six month periods ended April 30, 2006 to the corresponding periods ended April 30, 2005:

                                                               % of Revenue                           % of Revenue
                                           3 months Ended     3 months Ended      6 months Ended     6 months Ended
                                              April 30,          April 30,           April 30,          April 30,
                                       ------------------------------------   ------------------------------------
                                          2006         2005     2006   2005      2006         2005     2006   2005
                                       ------------------------------------   ------------------------------------
 REVENUES                             $2,121,018   $2,864,960   100%   100%  $4,107,130   $5,649,212   100%   100%

 COSTS AND EXPENSES
  Costs of revenues                    1,612,960    2,385,165    76%    83%   3,141,075    4,382,579    76%    78%
  Sales and marketing                     99,827       42,919     5%     1%     242,209       97,528     6%     2%
  General and administrative             732,995      849,937    35%    30%   1,390,419    1,600,018    34%    28%
  Depreciation and amortization           99,967      150,415     5%     5%     204,179      296,649     5%     5%
  Gain on disposal of equipment           34,229            -     0%     0%      34,229       (8,800)    1%     0%
                                       ------------------------------------   ------------------------------------
  Total costs and expenses             2,579,978    3,428,436   122%   120%   5,012,111    6,367,974   122%   113%
                                       ------------------------------------   ------------------------------------

  Operating loss                        (458,960)    (563,476)  -22%   -20%    (904,981)    (718,762)  -22%   -13%

 OTHER INCOME (EXPENSE)
  Interest expense and
    financing costs                     (355,370)     (54,092)  -17%    -2%    (603,751)    (108,181)  -15%    -2%
  Related party interest
    expense and financing costs          (33,357)     (36,772)   -2%    -1%     (66,414)     (73,544)   -2%    -1%
  Foreign currency exchange gains          1,358       (2,788)    0%     0%      23,641        7,359     1%     0%
                                       ------------------------------------   ------------------------------------
  Total other expense, net              (387,369)     (93,652)  -18%    -3%    (646,524)    (174,366)  -16%    -3%
                                       ------------------------------------  -------------------------------------
 NET INCOME (LOSS)                    $ (846,329)  $ (657,128)  -40%   -23% $(1,551,505)  $ (893,128)   -38%   -16%
                                       ====================================  =====================================


 RESULTS OF OPERATIONS - COMPARISON OF THE THREE MONTH AND SIX MONTH PERIODS ENDED APRIL 30, 2006 and 2005

 REVENUES

 For the three-month period ended April 30, 2006, 58% and 42%, of our revenues were derived from our wholesale and retail customers, respectively, compared to 77% and 23%, respectively, for the three-month period ended April 30, 2005. Our wholesale revenues have decreased by 44% from the three-month period ended April 30, 2005 compared to the three-month period ended April 30, 2006, while our retail revenues have increased by 34% during the three month period ended April 30, 2006 over the comparable period in 2005.

 For the six-month period ended April 30, 2006, 56% and 44%, of our revenues were derived from our wholesale and retail customers, respectively, compared to 74% and 26%, respectively, for the six-month period ended April 30, 2005. Our wholesale revenues have decreased by 45% from the six-month period ended April 30, 2005 compared to the six-month period ended April 30, 2006, while our retail revenues have increased by 21% during the six month period ended April 30, 2006 over the comparable period in 2005.

 The decrease in wholesale revenues for the three month period ended April 30, 2006 compared to the same period in fiscal 2005 is attributable to the Company's change in focus from its wholesale opportunities to its new VoIP retail opportunities.

 The increase in retail revenues for the three month period ended April 30, 2006 compared to the same period in fiscal 2005 is attributable to the Company's focus on retail revenue and the acquisition of the customer base of Integrated. We continue to experience increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets. The March 2003 redeployment of troops into Iraq, where we have not historically provided long distance service, resulted in a decline in our retail sales to these military customers who were previously stationed in foreign markets that we serviced. We are currently able to offer VoIP services into Iraq, with the hope of recapturing some of our prior customers who have been transferred to Iraq and other Middle Eastern Countries. We are exploring opportunities to grow our retail business, utilizing our in-house sales group and our outside agents, through the introduction of new products and services, focusing our efforts principally on the sale of VoIP services which allow users to make phone calls over an existing broadband internet connection. Furthermore, we will continue to seek out acquisitions that will allow us to quickly grow our business in the different niche markets we are targeting. If we are unable to stabilize our retail revenues from the U.S. military and grow our retail revenues from VoIP-based products, our retail revenues may remain flat or decline.

 COSTS OF REVENUES

 Our costs of revenues as a percentage of revenues have decreased 7% from 83% for the three-month period ended April 30, 2005 to 76% for the three-month period ended April 30, 2006. This decrease was primarily due to a change in the mix of our revenue with a greater percentage of our revenue coming from our retail products, which realize a higher margin than our wholesale services. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products and total revenue for each period.

 Our costs of revenues as a percentage of revenues have decreased 2% from 78% for the six-month period ended April 30, 2005 to 76% for the six-month period ended April 30, 2006. Included within our costs of revenues for the six-month period ended April 30, 2005 is a reduction of costs in the amount of $283,138 relating to the favorable resolution of a dispute with one of our vendors. These costs were originally recorded to costs of revenues in prior periods. Had this dispute resolution not occurred during the six-month period ended April 30, 2005, our costs of revenues as a percentage of revenues would have decreased by 7% for the six-month period ended April 30, 2006 compared to the six-month period ended April 30, 2005.

 SALES AND MARKETING EXPENSES

 A significant component of our revenue is generated by outside agents or through periodic newspaper advertising, which is managed by a small in-house sales and marketing organization.

 Our sales and marketing costs have increased from 1% to 5% and 2% to 6% of revenues, respectively, for the three and six month periods ended April 30, 2006 compared to the prior year period. The increase in our sales and marketing costs is primarily due to additional personnel and commission's incurred as a result of the Integrated acquisition. During the three month period ended April 30, 2006, we have focused our attention on increasing revenues through the efforts of our agents and the initiation of advertising on military websites. We will continue to focus our sales and marketing efforts on periodic newspaper and internet advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 GENERAL AND ADMINISTRATIVE EXPENSES

 Our general and administrative expenses have increased to 35% and 34% of revenues for the three and six months ended April 30, 2006 from 30% and 28% for the three and six months ended April 30, 2005. Although general and administrative expenses as a percentage of revenues have increased for the three and six months ended April 30, 2006 compared to the prior fiscal year, in absolute dollars, general and administrative expenses have decreased by approximately $117,000 and $210,000, respectively. This reduction has been accomplished primarily through the elimination of personnel and personnel related costs, consulting and professional fees and bad debt expense. However, due to the overall decline in revenue and the primarily fixed nature of our general and administrative expenses, as a percentage of revenue, these expenses have increased for the three months ended April 30, 2006 compared to the prior period. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business, however it will be difficult to achieve significant reductions in future periods due to the fixed nature of our general and administrative expenses without accretive acquisitions in the future.

 DEPRECIATION AND AMORTIZATION

 Depreciation and amortization has decreased primarily as the result of significant components of our property and equipment reaching the end of their useful lives each quarter. Our major property and equipment additions were the result of the RLI acquisition in fiscal 2001. In addition, depreciation and amortization has decreased as we have disposed of certain telecommunications switching equipment that was not in use.

 INTEREST EXPENSE AND FINANCING COSTS

 Interest expense and financing costs including related party interest expense and financing costs, for the three month period ended April 30, 2006 and 2005 were due primarily to interest expense of approximately $86,000 and $90,000, respectively, on our convertible debentures and notes payable to related parties. In addition, for the three month period ended April 30, 2006, interest expense includes approximately $301,000 of amortization of deferred financing fees and debt discount relating to the extension of the maturity dates on our debts to GCA, Global and related parties. The increase in interest expense and financing costs from the three months ended April 30, 2005 to the three month period ended April 30, 2006 primarily relates to the extension of the maturity dates of our convertible debt instruments with both our third party and related party lenders during the third quarter of fiscal 2005.

 Interest expense and financing costs including related party interest expense and financing costs, for the six month period ended April 30, 2006 and 2005 were due primarily to interest expense of approximately $161,000 and $182,000, respectively, on our convertible debentures and notes payable to related parties. In addition, for the six month period ended April 30, 2006, interest expense includes approximately $509,000 of amortization of deferred financing fees and debt discount relating to the extension of the maturity dates on our debts to GCA, Global and related parties. The increase in interest expense and financing costs from the six months ended April 30, 2005 to the six month period ended April 30, 2006 primarily relates to the extension of the maturity dates of our convertible debt instruments with both our third party and related party lenders during the third quarter of fiscal 2005.

 LIQUIDITY AND CAPITAL RESOURCES

 Our operating loss for the three and six months ended April 30, 2006 over the prior comparable periods has increased and to date we have been unable to achieve positive cash flow on a quarterly basis primarily due to the fact that our present lines of business do not generate a volume of business sufficient to cover our overhead costs. Our audit report for the fiscal year ended October 31, 2005 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

 We have violated certain requirements of our convertible debt agreements relating to failure to register the underlying securities, and timely payment of principal and interest, including payment in full on the maturity date of the notes, either through the issuance of common stock, or payment in cash. Our lenders have not declared us in default and have allowed us to continue to operate. On June 1, 2005, we and our third-party lenders agreed to amendments to our notes payable and convertible debenture agreements to extend the maturity dates to various times ranging from November 26, 2006 through February 29, 2008. Approximately $1.9 million of principal and interest is due to two of our executives and a director.

 Furthermore, we frequently are not able to make timely payment to our trade creditors. As of April 30, 2006, approximately $4.3 million, representing approximately 74% of our trade accounts payable and accrued liabilities, were past due. A majority of the amounts past due are to foreign vendors that have supplied us with low margin wholesale opportunities and we are no longer sending significant, or any, telecommunications traffic to them. We will continue to work with them to arrange for a reduction in the amount owed to them through either formal or informal payment plans. We continue to seek sources of working capital sufficient to fund delinquent balances and meet ongoing obligations, though our success on this process has been limited.

 Our future operating success is dependent on our ability to generate positive cash flow from our existing products and services and/or accretive acquisitions. Our major growth areas are through the introduction of new retail VoIP products, both domestically and internationally. We anticipate a $400,000-600,000 cash shortfall from operations during the next 12 months; however we are currently pursuing retail opportunities and acquisitions that we believe will reduce this shortfall immediately. There can be no assurance that we will be successful in implementing these opportunities. We do not have any capital equipment commitments during the next 12 months. We are actively pursuing debt or equity financing opportunities to continue our business. Any failure of our business plan, including the risk and timing involved in rolling out retail products to end users, to generate positive cash flow could result in a significant cash flow crisis and could force us to seek alternative sources of financing as discussed, or to greatly reduce or discontinue operations. Although various possibilities for obtaining financing or effecting a business combination have been discussed from time to time, and we are having ongoing discussions with several potential financing sources, there are no definitive agreements with any party to raise money and we cannot assure you that we will be successful in our search for investors or lenders. However, the acquisition of Telenational (see Note 9 - Subsequent events) was consummated May 5, 2006, thus changing the financial position of the Company substantially. Any additional financing we may obtain may involve material and substantial dilution to existing stockholders. In such event, the percentage ownership of our current stockholders may be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders. If we are unable to obtain additional financing, our operations in the short term may be materially affected and we may not be able to remain in business. These circumstances raise substantial doubt as to the ability of our Company to continue as a going concern.

 On March 8, 2006, the Company completed a private placement of two one year 10% convertible debentures ("Debentures"), for gross proceeds of $1,000,000. In connection with the Debentures, the Company agreed to issue the investors a total of 2,000,000 immediately exercisable five year warrants to purchase the Company's common stock at an exercise price of $0.14 for 1,000,000 warrants, and $0.25 for an additional 1,000,000 warrants. In addition, the investors will receive an additional 50,000 warrants to vest and become exercisable on the last day of each month prior to the Company's satisfaction in full of the Debentures or the complete conversion of the Debentures, at an exercise price of $0.25. A portion of the proceeds have been used to repay the Advances from Shareholder (see Note 7 - Advances from Shareholder).

 At April 30, 2006, we had cash and cash equivalents of $168,000, a decrease of $4,000 from the balance at October 31, 2005. We had significant working capital deficits at both April 30, 2006 and October 31, 2005.

 Net cash used in operating activities was $886,000 for the six months ended April 30, 2006. The net cash used in operating activities for the six months ended April 30, 2006 was primarily due to a net loss of $1.6 million adjusted for: non-cash interest expense of $510,000, and depreciation and amortization of $204,000. Net cash provided by operating activities was $24,000 for the six months ended April 30, 2006. For the six month period ended April 30, 2005, the net cash provided by operating activities was due to a net loss from continuing operations of $893,000 adjusted for depreciation and amortization of $269,000, warrants issued for services of $160,000, and net changes in operating assets and liabilities of ($490,000).

 Net cash used in investing activities for the six-month periods ended April 30, 2006 and 2005 was $74,000 and $13,000, respectively, and primarily relates to the purchase of property and equipment.

 Net cash provided by financing activities for the six months ended April 30, 2006 was $956,000. This amount represents proceeds received from a note payable due to Trident Growth Fund L.P. and Charger Investments LLC, less financing fees paid. During the three months ended January 31, 2006, the Company's chief executive officer, and significant shareholder, John Jenkins, advanced funds to the Company in the aggregate amount of $500,000. During the three-month period ended April 30, 2006 the Company has re-paid this amount in full with proceeds received from the Debentures.

 We have an accumulated deficit of approximately $50.7 million as of April 30, 2006 as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment which may not be available to us. Since the beginning of April 2001, we have raised $6.7 million in debt financing.

 Although to date  we have been  able to arrange  debt facilities and  equity financing, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of April 30, 2006 we have approximately $2,207,000 principal balance of convertible debentures which will mature within the next year as well as a significant amount of trade payables and accrued liabilities which are past due. We will continue to explore external financing opportunities in order to fund these past due amounts. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. Failure to obtain sufficient capital will materially affect our Company's operations and financial condition. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link. We do not anticipate significant spending for the remainder of fiscal year 2006.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. With an original maturity date of October 24, 2003, these Notes were amended subsequent to fiscal year 2002 to extend the maturity date to February 24, 2004. These Notes are secured by selected Company assets and are convertible into our common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. For the year ended October 31, 2002, an additional $402,433 was added to the Notes and an additional 402,433 warrants to acquire our common stock were issued in connection with the financing. During fiscal year 2004, the holders of the Notes elected to convert $877,500 of the Notes into 6,750,000 shares of our common stock. On July 21, 2005, the Company and the three executives agreed to extend the maturity date of the Notes to February 29, 2008. In connection with the extension, the Company issued to the three executives warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The gross outstanding balance of these Notes at April 30, 2006 totals $1,003,390.

 In January 2002, we executed a 6% convertible debenture (the "Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000 and had an original maturity date of January 28, 2003. We also issued to the holder of the Debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The Debenture was amended in January 2003 to extend the maturity date to November 8, 2004. In connection with this January 2003 amendment we adjusted the exercise price of the previously issued warrants to $0.21 per share and also issued to the holder of the Debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.21 per share, which expire on February 8, 2008. The Debenture was amended again in June 2005 to extend the maturity date to November 26, 2005. On March 8, 2006, the Debenture was amended again to extend the maturity date to November 26, 2006. In connection with this June 2005 amendment of the Debenture, we also issued to the holder of the Debenture 100,000 shares of our common stock, warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 110,000 shares of our common stock at an exercise price of $0.11 per share, all of which warrants expire on June 1, 2010. The conversion price of the Debenture is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the closing date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the 20 trading days immediately preceding but not including the date of the related notice of conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be automatically converted into shares of our common stock at the Formula Conversion Price. During fiscal year 2003, GCA converted $50,000 of the Debenture and $3,463 of accrued interest into approximately 374,000 shares of common stock. During fiscal year 2004, GCA converted $10,000 of the Debenture and $730 of accrued interest into approximately 82,000 shares of our common stock. During fiscal year 2005, GCA converted $35,000 of the Debenture and $7,770 of accrued interest into approximately 352,000 shares of our common stock. During fiscal year 2006, GCA converted $25,000 of the Debenture and $6,150 of accrued interest into approximately 407,000 shares of common stock. The gross outstanding balance on the Debenture was $430,000 at April 30, 2006.

 In November 2002, we executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., ("Global") which provided financing of $1,250,000. The GC-Note matured on November 8, 2004. We also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007. In June 2005, the GC-Note was replaced by a convertible note ("GC-Conote"). The GC-Conote matures on February 29, 2008, and the annual interest rate due on this convertible note is 10.08%. The conversion price is equal to 80% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) trading days immediately preceding the date of the related notice of conversion. In addition, we issued to the holder of the GC-Conote 100,000 shares of our common stock, warrants to purchase 500,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 125,000 shares of our common stock at an exercise price of $0.11 per share, all of which warrants expire on June 1, 2010. In addition, interest of approximately $350,000 due on the GC-Note at the time of replacement by the GC-Conote was converted into a $400,000 non-interest bearing note payable ("GC-Note2"), which matures on March 30, 2007. The approximate $50,000 difference between the accrued interest at the time of replacement and the value of this new note was recorded as deferred financing fees, and is being amortized over the life of the GC-Note2. During fiscal year 2006 GCA elected to convert $50,000 of the GC-Note2 into approximately 694,000 shares of common stock. The gross outstanding balance of the GC-Note2 was $225,000 at April 30, 2006.

 In July 2003, we executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's maturity date was December 23, 2003. We also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. Per the terms of the GCA-Note agreement, in the event the GCA-
 Note is not repaid in full within ten days of the maturity date, the terms of the GCA-Note shall become the same as those of the Debenture. Effective January 2, 2004, the GCA-Note was replaced by a convertible debenture ("GCA-Debenture") with the same terms as those of the Debenture, which had a maturity date of November 8, 2004. The principal balance of the GCA-Debenture was $574,597, which included $24,597 of interest due on the GCA-Note at the time it was replaced by the GCA-Debenture. The GCA-Debenture was amended in June 2005, to extend the maturity date to November 26, 2006. In connection with this amendment, we also issued to the holder of the GCA-Debenture 40,000 shares of our common stock, and warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share, which warrants expire on June 1, 2010. The gross outstanding balance on the GCA-Debenture was approximately $550,000 at April 30, 2006.

 On March 8, 2006, the Company completed a private placement of two one year 10% convertible debentures ("Debentures"), for gross proceeds of $1,000,000. In connection with the Debentures, the Company agreed to issue the investors a total of 2,000,000 immediately exercisable five year warrants to purchase the Company's common stock at an exercise price of $0.14 for 1,000,000 warrants, and $0.25 for an additional 1,000,000 warrants. The Company paid $44,150 in financing fees in connection with the debentures which were recorded as a discount on the debentures. Additionally in connection with these Debentures the Company recorded a debt discount of $1,000,000 related to the fair value of warrants issued and the related beneficial conversion feature that it will amortize over the life of the loan.

 During the three months ended January 31, 2006, the Company's chief executive officer, and significant shareholder, John Jenkins, advanced funds to the Company in the aggregate amount of $500,000. During the three-month period ended April 30, 2006 the Company has re-paid this amount in full with proceeds received from financing.

 Risk Factors

 An investment in us involves a high degree of risk and should be undertaken only by persons whose financial resources are sufficient to enable them to assume such risk and to bear the total loss of their investment. This section sets forth a brief summary of some of the principal risk factors. If the Company is unable to address and deal with one or more of the risks described below or any other risks which it may face, then its business, operating results and financial condition could be materially adversely affected, and you could lose all or part of your investment. For these reasons, prospective investors should carefully consider the risks described below as well as any other possible risks that could be important.

 Our cash flow may not be sufficient to satisfy our operations

 For the three and six month period ended April 30, 2006, we recorded a net loss of approximately $846,000 and $1,551,000, and for the year ended October 31, 2005, we recorded a net loss of approximately $2,565,000. As a result of these losses, and prior losses, we currently have a significant working capital deficit. In addition, we have a significant amount of trade accounts payables and accrued liabilities, of which approximately 74% is past due. To be able to service our debt obligations over the remainder of the 2006 fiscal year we must generate significant cash flow and obtain additional financing. If we are unable to do so or otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations.

 Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2005, which states that "The Company has suffered recurring losses from continuing operations during each of the last two fiscal years. Additionally, at October 31, 2005, the Company's current liabilities (which includes significant amounts of past due payables) exceeded its current assets by $7.7 million and the Company has a shareholders' deficit totaling $6.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern."

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

 We rely on three key senior executives

 Our success is dependent on our senior management team of John Jenkins, David Hess and Chris Canfield and our future success will depend, in large part, upon our ability to retain these three individuals.

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


 PART II.  OTHER INFORMATION

 Item 6. Exhibits and Reports on Form 8-K.

 (a)  Exhibits

  2.1 Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc. and US Communications Services, Inc. (filed as Exhibit 2.1 to Form 8-K dated January 30, 1998 (the "USC 8-K"), and incorporated herein by reference)

  2.2 Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as Exhibit 10.1 to Form 8-K dated January 15, 1998 (the "USC Rescission 8-K"), and incorporated herein by reference)

  2.3 Asset Purchase Agreement by and among Affiliated Computed Services, Inc., Canmax and Canmax Retail Systems, Inc. dated September 3, 1998 (filed as Exhibit 10.1 to the Company's Form 8-K dated December 7, 1998 and incorporated herein by reference)

  2.4 Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom & Technologies, Inc., Dial Thru International Corporation, a Delaware corporation, Dial Thru International Corporation, a California corporation, and John Jenkins (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 2, 1999 and incorporated herein by reference)

  2.5 Stock and Asset Purchase Agreement, dated as of September 18, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.1 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

  2.6 First Amendment to Stock and Asset Purchase Agreement, dated as of September 21, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.2 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

  2.7 Second Amendment to Stock and Asset Purchase Agreement, dated as of October 12, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.3 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

  2.8 Third Amendment to Stock and Asset Purchase Agreement, dated as of October 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.4 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

  2.9 Fourth Amendment to Stock and Asset Purchase Agreement, dated as of November 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation. (filed as Exhibit 2.5 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

  2.10 Asset Purchase Agreement, dated as of October 25, 2005, by and between Integrated Communications, Inc. and Dial Thru International Corporation (filed as Exhibit 2.5 to the Company's Form 8-K dated October 31, 2005 and incorporated herein by reference)

  3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

  3.2 Amended and Restated Bylaws of Dial Thru International Corporation (filed as Exhibit 3.2 to the 1999 Form 10-K and incorporated herein by reference)

  3.3 Amendment to Certificate of Incorporation dated January 11, 2005 and filed with the State of Delaware on January 13, 2005 (filed as Exhibit 3.3 to the 2004 Form 10-K and incorporated herein by reference)

  3.4 Amendment to Certificate of Incorporation dated October 28, 2005 and filed with the State of Delaware on November 1, 2005

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


                                Rapid Link, Incorporated


                                By: /s/ John Jenkins
                                --------------------------------------------
                                John Jenkins
                                Chief Executive Officer



 Dated June 14, 2006