Form 10QSB
period 2006-07-31
RAPID LINK INC
filed 2006-09-14
CIK 913659

United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                 FORM 10-QSB

 (Mark One)

 [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended July 31, 2006
                                  -----------
                                       or

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

                                (310) 566-1700
   -------------------------------------------------------------------------
                         (Issuer's Telephone number)

                                     N/A
   --------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

 As of September 14, 2006, 51,181,994 shares of common stock, $.001 par value per share, were outstanding.

  Transitional small business disclosure format (Check One): Yes [ ] No [X]

                        PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


                   RAPID LINK INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                      ASSETS
                      ------                            July 31,   October 31,
                                                          2006         2005
                                                       ----------   ----------
                                                      (unaudited)   (Restated)
 CURRENT ASSETS
   Cash and cash equivalents                          $   288,588  $   172,164
   Trade accounts receivable, net of allowance
     for doubtful accounts of  $175,014 at July
     31, 2006 and $427,099 at October 31, 2005          1,561,869      564,039
     Prepaid expenses and other current assets            142,395      164,978
                                                       ----------   ----------
       Total current assets                             1,992,852      901,181
                                                       ----------   ----------

 PROPERTY AND EQUIPMENT, net                              407,803      353,726
 GOODWILL, net                                          2,868,461    1,796,917
 CUSTOMER LIST, net                                     3,415,178      144,000
 OTHER ASSETS, net                                        124,377       75,043
                                                       ----------   ----------
 TOTAL ASSETS                                         $ 8,808,671  $ 3,270,867
                                                       ==========   ==========
        LIABILITIES AND SHAREHOLDERS' DEFICIT

 CURRENT LIABILITIES
   Capital lease obligation                           $   126,196  $   126,196
   Trade accounts payable                               3,641,601    3,451,801
   Accrued liabilities                                    493,311      463,594
   Accrued interest (including $104,146 to
     related parties at July 31, 2006 and $901,849
     at October 31, 2005)                                 359,110    1,007,322
   Deferred revenue                                       387,756      401,640
   Deposits and other payables                            451,705      418,109
   Contingent purchase consideration                      500,000            -
   Convertible notes, current portion, net of debt
     discount of $703,333 at July 31, 2006 and
     $223,167 at October 31, 2005                         466,667      481,833
   Related party note, current                            436,560            -
   Net current liabilities from
     discontinued operations                            1,162,000    1,162,000
                                                       ----------   ----------
      Total current liabilities                         8,024,906    7,512,495
                                                       ----------   ----------
 CONVERTIBLE NOTES, net of current portion and
   net of debt discount of $736,688 at July 31,
   2006 and $1,140,824 at October 31, 2005              1,495,769      686,633
 CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, net
   of debt discount of $52,392 at July 31, 2006 and
   $77,208 at October 31, 2005                          1,852,686      926,182
 RELATED PARTY NOTES, non-current                       1,000,000            -

 COMMITMENTS AND CONTINGENCIES

 SHAREHOLDERS' DEFICIT
   Preferred stock, $.001 par value; 10,000,000
     shares authorized; none issued and outstanding             -            -
   Common stock, $.001 par value; 175,000,000
     shares authorized; 50,156,443 shares issued
     at July 31, 2006 and 29,297,183 shares issued
     at October 31, 2005                                   50,157       29,298
   Additional paid-in capital                          47,189,755   42,858,862
   Accumulated deficit                                (50,749,732) (48,687,733)
   Treasury stock, 12,022 common shares at cost           (54,870)     (54,870)
                                                       ----------   ----------
       Total shareholders' deficit                     (3,564,690)  (5,854,443)
                                                       ----------   ----------
 TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT          $ 8,808,671  $ 3,270,867
                                                       ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.


                   RAPID LINK INCORPORATED AND SUBSIDIARIES
           UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three Months Ended          Nine Months Ended
                                                  July 31,                   July 31,
                                         ------------------------    ------------------------
                                            2006          2005          2006          2005
                                         ----------    ----------    ----------    ----------
 REVENUES                               $ 4,842,904   $ 2,347,374   $ 8,950,034   $ 7,996,586

 COSTS AND EXPENSES
   Costs of revenues                      3,441,046     1,872,577     6,582,121     6,255,156
   Sales and marketing                      334,836        50,277       577,045       163,156
   General and administrative             1,034,036       965,216     2,424,455     2,549,883
   Depreciation and amortization            283,620       142,046       487,799       438,695
   Loss (gain) on disposal of
     property and equipment                       -             -        34,229        (8,800)
   Gain on reduction of liabilities        (308,879)            -      (308,879)            -
                                         ----------    ----------    ----------    ----------
   Total costs and expenses               4,784,659     3,030,116     9,796,770     9,398,090
                                         ----------    ----------    ----------    ----------

   Operating income (loss)                   58,245      (682,742)     (846,736)   (1,401,504)

 OTHER INCOME (EXPENSE)
   Interest expense and financing costs    (501,703)     (261,253)   (1,105,454)     (369,434)
   Related party interest expense and
     financing costs                        (62,088)      (39,029)     (128,502)     (112,573)
   Foreign currency exchange
     gains (loss)                            (4,948)       (4,118)       18,693         3,241
                                         ----------    ----------    ----------    ----------
   Total other expense, net                (568,739)     (304,400)   (1,215,263)     (478,766)

                                         ----------    ----------    ----------    ----------
 LOSS FROM CONTINUING OPERATIONS           (510,494)     (987,142)   (2,061,999)   (1,880,270)

 LOSS FROM DISCONTINUED OPERATIONS, net
   of income taxes of $0 for all periods          -       (62,000)            -       (62,000)
                                         ----------    ----------    ----------    ----------
 NET LOSS                               $  (510,494)  $(1,049,142)  $(2,061,999)  $(1,942,270)
                                         ==========    ==========    ==========    ==========

 NET LOSS PER COMMON SHARE:
   Basic and diluted net loss per share
     Continuing operations              $     (0.01)  $     (0.04)  $     (0.06)  $     (0.08)
     Discontinued operations            $      0.00   $     (0.00)  $      0.00   $     (0.00)
                                         ----------    ----------    ----------    ----------
                                        $     (0.01)  $     (0.04)  $     (0.06)  $     (0.08)
                                         ==========    ==========    ==========    ==========
 WEIGHTED AVERAGE COMMON SHARES USED IN
   THE CALCULATION OF PER SHARE AMOUNTS:
     Basic and diluted                   45,345,456    23,201,563    35,012,074    23,082,377
                                         ==========    ==========    ==========    ==========

 The accompanying notes are an integral part of these consolidated financial statements.


                   RAPID LINK INCORPORATED AND SUBSIDIARIES
             UNAUDITED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Nine Months Ended
                                                              July 31,
                                                      ------------------------
                                                         2006          2005
                                                      ----------    ----------
 CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                           $(2,061,999)  $(1,880,270)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    (Gain) loss from disposal of property
      and equipment                                       34,229        (8,800)
    Bad debt expense                                     106,509       357,976
    Non-cash interest expense                            951,757       214,879
    Depreciation and amortization                        487,799       438,695
    Warrants issued for legal services                         -       159,695
    Gain on reduction of liabilities                    (308,879)            -
    (Increase) decrease (net of effect of
      acquisition) in:
      Trade accounts receivable                         (170,461)       71,778
      Prepaid expenses and other current assets           89,520        28,968
      Other assets                                       (48,221)       (5,168)
    (Increase) decrease (net of effect of
      acquisition) in:
      Trade accounts payable                             (78,361)      558,141
      Accrued liabilities                                293,343       (88,991)
      Deferred revenue                                   (13,884)       10,776
      Deposits and other payables                       (131,549)      (10,000)
                                                      ----------    ----------
  Net cash used in operating activities                 (850,197)     (152,321)
                                                      ----------    ----------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (147,367)      (24,702)
  Proceeds from sale of property and equipment                 -        10,000
  Cash acquired in Telenational acquisition              158,135             -
                                                      ----------    ----------
  Net cash provided by (used in) investing activities     10,768       (14,702)
                                                      ----------    ----------

 CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from convertible debenture                  1,000,000             -
  Payment on convertible debenture                             -       (47,543)
  Payment of financing fees                              (44,150)            -
  Proceeds from shareholder advances                     550,000             -
  Payment of shareholder advances                       (550,000)            -
                                                      ----------    ----------
  Net cash provided by (used in) financing activities    955,850       (47,543)
                                                      ----------    ----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    116,421      (214,566)

 Cash and cash equivalents at beginning of period        172,164       586,389
                                                      ----------    ----------
 Cash and cash equivalents at end of period          $   288,585   $   371,823
                                                      ==========    ==========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest                             $    15,000   $    79,803

 SUPPLEMENTAL SCHEDULE OF NON CASH INVESTING
  AND FINANCING ACTIVITIES
  Conversion of convertible debenture
    to common stock                                  $   130,000   $    25,000
  Conversion of accrued interest into common stock   $     6,150   $         -
  Fair market value of warrants issued with debt     $   327,176   $         -
  Beneficial conversion feature recorded
    in connection with debt issuances                $   628,674   $ 1,362,649
  Note payable exchanged for convertible debenture   $         -   $ 1,250,000
  Accrued interest converted to convertible
    debenture                                        $         -   $   349,617
  Fair value of common stock issued in connection
    with amendments to debt agreements               $         -   $    99,469
  Fair value of common stock issued in connection
    with Telenational acquisition                    $ 3,259,750   $         -
  Note issued in connection with Telenational
    acquisition                                      $ 1,000,000   $         -
  Contingent liability recorded in connection
    with Telenational acquisition                    $   500,000   $         -
  Accrued interest to related party converted to
    note payable to related party                    $   901,688   $         -
  Fair value of warrants issued in connection
    with ammendments to debt agreements              $         -   $   451,887
  Convertible debenture issued for financing fees    $         -   $    50,383

 The accompanying notes are an integral part of these consolidated financial statements.

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


 NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

 The consolidated financial statements of Rapid Link, Incorporated and its subsidiaries, "Rapid Link" or "the Company", included in this Form 10-QSB are unaudited and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and operating results for the three and nine month periods ended July 31, 2006 and 2005 have been included. Operating results for the three and nine month periods ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2005.

 Historically, Rapid Link has served as a facilities-based, communications company providing various forms of telephony services to wholesale and retail customers around the world. Rapid Link provides a multitude of international telecommunications services targeted to individual customers, as well as small and medium sized enterprises ("SMEs".) These services include the transmission of voice and data traffic over public and private networks. The Company also sells telecommunications services for both the foreign and domestic termination of international long distance traffic into the wholesale market. Rapid Link utilizes Voice over Internet Protocol ("VoIP") packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmissions. Rapid Link utilizes the Public Switched Telecommunications Network ("PSTN") as well as the Internet to transport the Company's communications services.

 Beginning in the fourth quarter of fiscal 2005, the Company shifted its retail product focus to value-added VoIP communication services to customers, both domestically and internationally, although to date the Company has not derived significant revenues from this offering. Rapid Link focuses on the US military and other key niche markets. The Company offers PC-to-PC, PC-to- phone, and phone-to-phone calling using a mixture of software and/or hardware depending on the end-users' specific needs. Rapid Link offers VoIP service plans to conventional residential and business customers in addition to serving the military and other niches. The Company's sells both flat-rate and cost-per-minute ("CPM") calling plans in order to directly address the customers' requirements. These plans include free features such as voice mail, call forwarding, three way calling and others. Rapid Link's VoIP Internet Access Devices (IADs) for residential and business customers include single and multi-line adaptors. These adaptors enable customers to convert their traditional phone into a VoIP phone and access the Rapid Link network. Rapid Link also offers a headset that plugs directly into the customer's computer, eliminating the need for any additional hardware. All of these VoIP services connect through the Internet. The customer can then make and receive calls through their new or existing phone number using VoIP.

 Estimates and Assumptions
 -------------------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 Reclassifications
 -----------------
 Certain prior period amounts have been reclassified to conform to current period presentation.


 NOTE 2 - GOING CONCERN

 The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. As of July 31, 2006 the Company has an accumulated deficit of $50,749,732 as well as a working capital deficit of $6,032,054. In addition, approximately 66% of the Company's trade accounts payable and accrued liabilities are past due. Funding of the Company's working capital deficit, its current and future anticipated operating losses, and growth of the Company's retail revenues will require continuing capital investment. Historically, the Company has received significant funding from a major shareholder. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing. Through the acquisition of Telenational and subsequent consolidation of the operations the Company has reduced its need for outside funding significantly.

 The Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital would materially affect the Company's operations in the short term and expansion strategies. The Company will continue to explore external financing opportunities and renegotiation of its short-term debt with its current financing partners in order to extend the terms or retire these obligations. Currently, the Company is in negotiations with multiple parties to obtain additional financing, and the Company will continue to explore financing opportunities with additional parties. At July 31, 2006, approximately 45% of the gross debt is due to the senior management and Directors of the Company.

 As a result of the aforementioned factors and related uncertainties, there is substantial doubt of the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible effects of recoverability and classification of assets or classification of liabilities, which may result from the inability of the Company to continue as a going concern.


 NOTE 3 - ACQUISITION

 On May 5, 2006 the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. ("Telenational") for $4,809,750, including acquisition costs of $50,000. The purchase consideration consisted of a promissory note in the principal amount of $1,000,000, a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company's common stock valued at $3,259,750. The stock was issued on May 5, 2006 and June 5, 2006 in conjunction with the acquisition. The value of the issued stock was determined by the average of $0.18 per share and $0.16 per share, which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after May 5, 2006 and June 5, 2006, respectively. The contingent consideration of $500,000 has been recorded on the date of acquisition as the future payment is considered likely. The contingent consideration is based on the attainment of a minimum of $900,000 in gross profit for Telenational for the three month period ending July 31, 2006 for payment on September 15, 2006. A shortfall in this amount will result in a proportional shortfall in the contingent consideration. The primary purpose of the acquisition was to enable the Company to expand its market share in the telecommunications industry and eliminate certain costs by gaining operational efficiencies. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

        Tangible assets acquired          $ 1,362,950
        Customer list                       3,500,000
        Goodwill                            1,071,544
                                           ----------
        Total assets acquired             $ 5,934,494
        Liabilities assumed                (1,124,744)
                                           ----------
        Net assets acquired               $ 4,809,750
                                           ==========

 The acquisition was accounted for using the purchase method of accounting. The customer list will be amortized over its useful life of five years. The purchase price allocated to customer list was determined by management's estimates of the value associated with each acquired customer. Goodwill represents the excess of consideration given over the fair value of assets acquired. The goodwill acquired may not be amortized for federal income tax purposes.

 Unaudited Pro Forma Summary Information
 ---------------------------------------
 The following unaudited pro forma summary approximates the consolidated results of operations as if the Telenational acquisition had occurred as of November 1, 2004, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense. The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.
                                   Nine Months   Three Months    Nine Months
                                      Ended          Ended          Ended
                                     July 31,       July 31,       July 31,
                                       2006           2005           2005
                                    -----------    -----------    -----------
 Revenue from services             $ 14,347,218   $  4,900,883   $ 15,819,696
 Net loss attributable
   to common stockholders          $ (2,231,410)  $ (1,243,888)  $  2,575,795
 Basic and diluted net loss per
   common share attributable to
   common stockholders             $      (0.04)  $      (0.03)  $      (0.06)
 Weighted-average shares of
   common stock outstanding
   (basic and diluted)               49,165,050     42,376,563     42,257,377


 NOTE 4 - REDUCTION OF LIABILITIES AND RESTATEMENT OF PRIOR FINANCIAL
          STATEMENTS

 The Company has determined based on current correspondence with vendors that $308,879 of accrued liabilities, including approximately $252,000 previously accrued for estimated carrier costs, are no longer due and payable. Accordingly, this amount has been recorded as a gain from reduction of liabilities for the three months ending July 31, 2006.

 Through communication with the Universal Service Administration Company ("USAC") and review of statements received during the three months ending July 31, 2006, the Company determined that accrued USAC fees totaling $424,381 should have been reversed based on credits that were issued by USAC during prior periods. Accordingly, the Company has reduced its estimated liability for USAC fees by $434,381 and restated the balance sheet at October 31, 2005 to reflect the reduction of this liability.


 NOTE 5 - CONCENTRATION OF CREDIT RISK AND SIGNIFICANT CUSTOMERS

 The Company provided wholesale services to one customer that accounted for 11% of the Company's trade accounts receivable at July 31, 2006. The Company provided wholesale services to one customer that accounted for 17% of the overall revenue for the three month period ending July 31, 2006. No customers comprised greater than 10% of revenues for the nine months ended July 31, 2006. For the three months ended July 31, 2006, one of the Company's suppliers accounted for approximately 31% of the Company's total costs of revenues.

 The Company provided wholesale services to three customers, each of which accounted for 19%, 17% and 13%, respectively, of the overall revenue of the Company for the three months ended July 31, 2005. For the nine months ended July 31, 2005, the Company provided wholesale services to two customers, each of which accounted for 12% of the overall revenue of the Company.


 NOTE 6 - STOCK-BASED COMPENSATION

 The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
 Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the Company's stock over the exercise price. No compensation expense has been recognized for its employee stock options in the financial statements during the three and nine months ended July 31, 2006 and 2005 as the fair market value on the grant date approximates the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, as amended by SFAS No. 148, the Company's pro forma net loss for the three and nine months ended July 31, 2006 and 2005 would have been as follows:

                                Three Months                Nine Months
                               Ended July 31,              Ended July 31,
                          ------------------------    ------------------------
                             2006          2005          2006          2005
                          ----------    ----------    ----------    ----------
 Net loss               $   (510,494)  $(1,049,142)  $(2,061,999)  $(1,942,270)
 Deduct: Stock-based
   employee compensation
   expense determined
   under fair value
   based method              (20,407)       (1,777)      (25,851)       (8,965)
                          ----------    ----------    ----------    ----------
 Pro forma net loss      $  (530,901)  $(1,050,919)  $(2,087,850)  $(1,951,235)
                          ==========    ==========    ==========    ==========

 Net loss per share
   As reported
   Basic and diluted     $     (0.00)  $     (0.04)  $     (0.05)  $     (0.08)
                          ==========    ==========    ==========    ==========

   Pro forma
   Basic and diluted     $     (0.00)  $     (0.04)  $     (0.05)  $     (0.08)
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

 The Company granted 1,987,500 options during the three months ended July 31, 2006. No additinal options were granted during the nine months ended July 31, 2006 or 2005.

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


 NOTE 7 - CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES PAYABLE TO RELATED
          PARTIES

 On June 1, 2005, the Company and GCA Strategic Investment Fund ("GCA") agreed to extend the maturity dates of the Company's two 6% convertible debentures, each convertible debenture providing financing of $550,000 in January 2002 and July 2003, respectively. For the convertible debenture originally issued in January 2002, the maturity date was extended to November 26, 2006. The gross balance of this debenture was $430,000 at July 31, 2006. In connection with the extension, the Company issued GCA warrants to acquire 110,000 shares of common stock at an exercise price of $0.11 and warrants to acquire 150,000 shares of our common stock at an exercise price of $0.38. Both warrants expire in June 2010. The Company recorded $104,693 as debt discount, representing the relative fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount was amortized over the extension period of the convertible debenture and is fully amortized at July 31, 2006. In addition, the Company issued to GCA 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company recorded $45,000 as debt discount, and amortized the debt discount over the extension period of the convertible debenture which ended in the first quarter of fiscal year 2006. For the convertible debenture originally issued in July 2003, the maturity date was extended to November 26, 2006. The gross balance of this debenture was $552,457 at July 31, 2006. In connection with the extension, the Company issued GCA warrants to acquire 150,000 shares of common stock at an exercise price of $0.38, which expire in June 2010. The Company recorded $38,229 as debt discount, representing the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the convertible debenture. In addition, the Company issued to GCA 40,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company recorded $18,000 as debt discount and is amortizing the debt discount over the extension period of the convertible debenture. For the nine months ended July 31, 2006, approximately $38,000 of deferred financing fees and debt discount amortization has been recorded as interest expense. The remaining unamortized discount is $16,991 at July 31, 2006.

 On June 1, 2005, the Company and Global Capital Funding Group, LP ("Global") agreed to extend the maturity date of the Company's 12% note payable (the "GC-Note"), which provided financing of $1,250,000 in November 2002. The maturity date was extended to February 29, 2008. In connection with the extension, the GC-Note was converted to a 10.08% Convertible Note ("GC-Conote"). The Company calculated the beneficial conversion feature embedded in the GC-Conote in accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" ("EITF-98-5") and EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") and recorded $1,013,032 as debt discount. This debt discount is being amortized over the life of the GC-Conote. The Company also issued to the holder of the GC-Conote warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.38, and 125,000 warrants to purchase common stock at $0.11 per share, both warrants expiring in June 2010. The Company recorded $200,498 as debt discount, the relative fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the life of the GC-Conote. In addition, the Company issued to Global 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. The Company recorded $36,469 as debt discount, the relative fair value of the stock issued, and is amortizing the debt discount over the life of the GC-Conote. For the nine months ended July 31, 2006, approximately $341,000 of debt discount amortization has been recorded as interest expense. The remaining unamortized discount is $719,697 at July 31, 2006.

 In connection with the extension of the maturity date of the GC-Note, the interest due on the GC-Note of approximately $350,000 as of May 31, 2005 was converted to a $400,000 non-interest bearing convertible Note Payable (the "GC-Note2) to Global Capital Funding Group, LP. The GC-Conote2 requires quarterly payments of $50,000 on the last day of March, June, September and December of each year until the March 31, 2007 maturity date, commencing on June 30, 2005. In addition, the GC-Conote2 provides for conversion based on a conversion price equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty trading days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Note2 in accordance with EITF 98-5 and recorded approximately $350,000 as debt discount. This debt discount is being amortized over the life of the GC-Note2. The approximate $50,000 difference between the accrued interest at May 31, 2005 and the value of the GC-Note2 represents a financing fee and was recorded as debt discount and is being amortized over the life of the GC-Note2. For the nine months ended July 31, 2006, $105,000 of debt discount amortization has been recorded as interest expense. The gross balance of the GC-Note2 was $170,000 at July 31, 2006. The remaining unamortized discount was $120,000 at July 31, 2006.

 During fiscal year 2006 GCA elected to convert $105,000 of the GC-Note2 into approximately 1,277,071 shares of common stock. Although the Company has not made its scheduled December 2005 payment, and March and June 2006 payments, Global has not declared the note to be in default, and continues to convert the balance into shares of common stock.

 On July 21, 2005, the Company and executives that hold a 10% convertible debenture (the "Notes") with an outstanding balance of $1,470,891 at July 31, 2005, agreed to extend the maturity date of the Notes to February 29, 2008. The original maturity date was October 24, 2003. In connection with the extension, the Company issued to the executives warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The Company recorded $88,238 as debt discount, the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the Notes. For the nine months ended July 31, 2006, approximately $25,000 of debt discount amortization has been recorded as interest expense. The gross balance of the Notes was $1,003,390 at July 31, 2006. The remaining unamortized discount was $52,391 at July 31, 2006.

 During September 2006 the Company's Chief Executive Officer and significant shareholder converted $901,688 of accrued interest, representing accrued interest through July 31, 2006 on his 10% convertible debenture to a long term note payable due in February 28, 2008. Accordingly, the accrued interest has been reclassified to a non current related party note at July 31, 2006.

 On March 8, 2006, the Company completed a private placement of two one-year 10% convertible debentures ("Debentures"), for gross proceeds of $1,000,000 maturing March 8, 2007. In connection with the Debentures, the Company agreed to issue the investors a total of 2,000,000 immediately exercisable five-year warrants to purchase the Company's common stock at an exercise price of $0.14 for 1,000,000 warrants, and $0.25 for an additional 1,000,000 warrants. The Company paid $44,150 in financing fees in connection with the debentures which were recorded as a discount on the debentures. Additionally in connection with these Debentures the Company recorded a debt discount of $955,850 related to the fair value of warrants issued and the related beneficial conversion feature that it will amortize over the life of the loan. The fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of three years.

 During the nine months ended July 31, 2006 the Company recorded expense of approximately $416,670 in relation to the amortization of the financing fees and the debt discount. The remaining unamortized debt discount was $583,333 at July 31, 2006.


 Note 8 - ADVANCES FROM SHAREHOLDER

 During the nine months ended July 31, 2006, the Company's chief executive officer, and significant shareholder, John Jenkins, advanced funds to the Company in the aggregate amount of $550,000. During the nine month period ended July 31, 2006 the Company has re-paid this amount in full with proceeds received from financing.


 NOTE 9 - OTHER RELATED PARTY NOTES

 On May 5, 2006 the Company acquired the stock of Telenational. As a component of the total purchase price, an 18 month note payable in the amount of $1,000,000 bearing 8% interest annually, was issued to the seller, Apex Acquisitions, Inc (APEX). The Company's Chief Financial Officer, Chris Canfield, is the majority shareholder of Apex. This Note is secured by 100% of the Telenational common stock.

 On July 15, 2006, in conjunction with, but unrelated to the total purchase consideration paid for Telenational, the Company issued a note payable to APEX in the amount of $436,560. This note bears interest at 8% annually. This Note is repayable in 12 equal monthly payments of principal and interest, until fully satisfied in July 2007.


 NOTE 10 - DISCONTINUED OPERATIONS

 During the first quarter of fiscal year 2004, the Company determined based on final written communications with the State of Texas that the Company had a liability for sales taxes (including penalties and interest) totaling $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000 during fiscal year 2003. During the first quarter of fiscal year 2004, the Company accrued an additional $750,000. On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million including penalties and interest for state and local sales tax. During the fiscal year 2005, the Company accrued an additional $62,000 in amounts due. The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries. The State of Texas determined that Canmax Retail Systems did not properly remit sales tax on certain transactions. Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. These operations were previously classified as discontinued after the Company sold its retail automation software business in December 1998 and changed its business model to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, the amount was classified as Discontinued Operations. The amount that the State of Texas assessed of $1.162 million has been accrued as a liability and is included in the accompanying balance sheets as net current liabilities from discontinued operations.


 NOTE 11 - SUBSEQUENT EVENTS

 On September 13, 2006, the Company entered into a series of agreements which materially modified it's debt structure with Global Capital Funding Group Ltd. ("Global"), and with GCA Strategic Investment Fund Limited ("GCA"). The agreements call for two outstanding notes due in November of 2006 payable to Global and GCA to be extended to November 1, 2007. In addition any and all defaults incurred prior to September 13, 2006 have been cured or waived. In addition, a conversion floor of $0.10 and a conversion ceiling of $0.25 were put into place for all convertible debentures outstanding with both Global and GCA.

 On September 13, 2006, the Company entered into an agreement with it's Chief Executive Officer and significant shareholder John Jenkins, amending the current note payable to add the outstanding interest due to the existing note. The revised note is due February 28, 2008.


 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 The following discussion and analysis of financial condition and results of operations covers the three and nine months ended July 31, 2006 and 2005 and should be read in conjunction with our financial statements and the notes thereto.


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

 General

 We are a facilities-based, communications company providing various forms of telephony services to wholesale and retail customers around the world. We offer a multitude of international telecommunications services targeted to individual customers, as well as small and medium sized enterprises. These services include the transmission of voice and data traffic over public and private networks, and telecommunications services for both the foreign and domestic termination of international long distance traffic into the wholesale market. We have begun to utilize Voice over Internet Protocol ("VoIP") packetized voice technology.

 On October 25, 2005, at our annual shareholders meeting, our shareholders approved a change in the Company's name to Rapid Link, Incorporated. The Company believes that the name "Rapid Link, Incorporated" better reflects the Company's business strategies and opportunities, and will receive better market recognition and acceptance than its previous name, especially as the Company continues to roll out VoIP related services. In addition, the Company also believes that the name, which was the name of the Company we acquired in October 2001, is a recognized brand name with members of the United States Military around the world, a significant source of retail revenue for the Company since the acquisition. The name change became effective on November 1, 2005.

 On October 31, 2005, we completed the acquisition of the customer base of Integrated Telecommunications, Inc., ("Integrated") an international long distance carrier providing VoIP services to retail customers in the United States, and wholesale services to customers worldwide.

 On May 5, 2006, we completed the acquisition from APEX of all of the issued and outstanding shares of capital stock of Telenational. Telenational has historically serviced a sizable base of both retail and commercial customers which very closely mirror those customers Rapid Link has served. This acquisition allows us to take advantage of several significant economies of scale, both in respect to direct cost reductions, as well as operational efficiencies.

 The telecommunications industry continues to evolve towards an increased emphasis on IP related products and services. We have focused our business towards these types of products and services for the last couple of years. Furthermore, we believe the use of the Internet to provide bundled IP related services to the end user customer, either as a stand alone solution or bundled with other IP products, will continue to impact the industry as large companies like Time Warner, Comcast and AT&T look to capitalize on their existing cable infrastructures, and smaller companies look to provide innovative solutions to attract commercial and residential users to their product offerings.

 We are focused on the growth of our VoIP business by adding new products and services that can be offered to end user customers. We are attempting to transition our current customers, and attract new customers through the sale of specialized VoIP Internet Access Devices, or IADs, that allow customers to connect their phones to their existing high-speed Internet connections. These IADs allow the user to originate phone calls over the Internet, thereby bypassing the normal costs associated with originating phone calls over existing land lines. By reducing these costs, we are able to offer lower priced services to these customers, which we believe will allow us to attract additional users. We also believe there will be considerable demand for this type of product in certain foreign markets where end users pay a significant premium to their local phone companies to make long distance or international phone calls. We are targeting business and residential customers, as well as niche markets, such as the United States military. While we expect the growth in our customers and suppliers, and the introduction of innovative product offerings to retail users, specifically IADs, to have a positive impact on our revenues and earnings, we cannot predict our ability to significantly grow this line of business. The revenue and costs associated with the IAD product offerings will depend on the number of customers and contracts we obtain. In many ways, our ability to maintain operations in the foreseeable future will be dictated by our ability to quickly deploy VoIP products into selected markets and to realize revenues from these products and related telecommunications sources.

 We continue to seek opportunities to grow our business through strategic acquisitions that will complement our retail strategy as well as adding key personnel that have demonstrated a proven track record in sales, marketing and operations of retail telecommunications organizations, especially in the area of retail and wholesale VoIP.

 Our common stock currently trades under the symbol "RPID" on the OTC Bulletin Board.


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

 According to SFAS 142, quoted market prices in active markets are the best evidence of fair value and shall be used as the basis for the measurement of fair value, if available. As of October 31, 2005, our market capitalization was $3,222,690, determined by taking the shares outstanding as of that date multiplied by our stock price of $0.11. We added interest bearing debt and operating liabilities (excluding net current liabilities of discontinued operations), adjusted downward to a fair value estimate of 25%, resulting in a fair value of assets of approximately $5.3 million. This amount exceeds the carrying value of our assets (the value of our assets as reported in our financial statements), including goodwill, of $3,218,596, excluding assets acquired in the Telenational acquisition. While our market capitalization renders a minority interest valuation, because shares of our Company represent minority interests, the fair value of assets exceeds its carrying value even without the application of a control premium as recommended by SFAS 142. However, we believe that the application of the market approach necessitates additional analysis for three reasons (i) we have generated no analyst coverage to provide information about our stock to the public, suggesting that the market price may not reflect available information, (ii) our stock price demonstrated volatility as of the valuation date, and (iii) our stock is thinly traded with no organization making an active market in the stock. These factors suggest that our stock price, when taken in isolation, may not be sufficient evidence of fair value. In estimating the fair value of a reporting unit, a valuation technique based on multiples of earnings or revenues or a similar performance measure may be used if that technique is consistent with the objective of measuring fair value. As further support for our market approach, we calculated the Business Enterprise Value ("BEV") for five other telecommunications companies, which provide services similar to those that we provide. The BEV is determined by taking the market capitalization of a public enterprise, adding their debt and subtracting any cash equivalents. The resulting value is divided by annual revenue in order to determine a reasonable multiple that can be applied to us. We averaged the multiple of these five companies, trading on average at 2.6 times their annual revenue obtained from their most recent published financials, and applied the result to our 2005 fiscal year revenues. The resulting BEV for our Company was well in excess of the fair value of our assets calculated above. As a result, we determined that the fair value of our Company exceeds its carrying amount, and therefore that goodwill is not impaired. No events have occurred during the none months ended July 31, 2006 that would indicate any impairment.

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

 Purchase Price Allocations

 We account for our acquisitions using the purchase method of accounting. This method requires that the acquisition cost be allocated to the assets and liabilities we acquired based on their fair values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities. We base our determination on independent appraisal reports as well as our internal judgments based on the existing facts and circumstances. If we were to use different judgments or assumptions, the amounts assigned to the individual assets or liabilities could be materially different.

 Impairment of Long Lived Assets other than Goodwill

 We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of the long-lived assets, the carrying value is reduced to the estimated fair value as measured by the discounted cash flows. We have not experienced any events or changes that would indicate that the carrying amounts of any of our assets may not be

 RESULTS OF OPERATIONS

 The following table presents  our operating results for  the three and  nine month periods ended July 31, 2006 and 2005,  as well as a comparison of  the percentage change of  our operating results  from the three  and nine  month periods  ended  July 31, 2006  to  the  corresponding periods ended July 31,
 2005:
                                                               % of Revenue                           % of Revenue
                                           3 months Ended     3 months Ended      9 months Ended     9 months Ended
                                               July 31,          July 31,             July 31,           July 31,
                                       ------------------------------------   ------------------------------------
                                          2006         2005     2006   2005      2006         2005     2006   2005
                                       ------------------------------------   ------------------------------------
 REVENUES                             $4,842,904   $2,347,374   100%   100%  $8,950,034  $ 7,996,586   100%   100%

 COSTS AND EXPENSES
  Costs of revenues                    3,441,046    1,872,577    71%    80%   6,582,121    6,255,156    74%    78%
  Sales and marketing                    334,836       50,277     7%     2%     577,045      163,156     6%     2%
  General and administrative           1,034,036      965,216    21%    41%   2,424,455    2,549,883    27%    32%
  Depreciation and amortization          283,620      142,046     6%     6%     487,799      438,695     5%     5%
  Loss (gain) on disposal of
    property and equipment                     -            -     0%     0%      34,229       (8,800)    0%     0%
  Gain on reduction of liabilities      (308,879)           -    -6%     0%    (308,879)           -    -3%     0%
                                       ------------------------------------   ------------------------------------
  Total costs and expenses             4,784,659    3,030,116    99%   129%   9,796,770    9,398,090   109%   118%
                                       ------------------------------------   ------------------------------------

  Operating income (loss)                 58,245     (682,742)    1%   -29%    (846,736)  (1,401,504)   -9%   -18%

 OTHER INCOME (EXPENSE)
  Interest expense and
    financing costs                     (501,703)    (261,253)  -10%   -11%  (1,105,454)    (369,434)  -12%    -5%
  Related party interest
    expense and financing costs          (62,088)     (39,029)   -1%    -2%    (128,502)    (112,573)   -1%    -1%
  Foreign currency exchange
    gains (loss)                          (4,948)      (4,118)    0%     0%      18,693        3,241     0%     0%
                                       ------------------------------------   ------------------------------------
  Total other expense, net              (568,739)    (304,400)  -12%   -13%  (1,215,263)    (478,766)  -14%    -6%
                                       ------------------------------------  -------------------------------------
 LOSS FROM CONTINUING OPERATIONS        (510,494)    (987,142)  -11%   -42%  (2,061,999)  (1,880,270)  -23%   -24%

 LOSS FROM DISCONTINUED OPERATIONS,
   net of income taxes of $0
   for all periods                             -      (62,000)    0%    -3%           -      (62,000)    0%    -1%
                                       ------------------------------------  -------------------------------------
 NET LOSS                             $ (510,494) $(1,049,142)  -11%   -45% $(2,061,999) $(1,942,270)  -23%   -24%
                                       ====================================  =====================================


 Revenues

 For the three months ended July 31, 2006, 38% and 62%, of our revenues were derived from our wholesale and retail customers, respectively, as compared to 68% and 32%, respectively, for the three months ended July 31, 2005. Our wholesale revenues increased by 15% for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005, while our retail revenues increased by 406% during the three months ended July 31, 2006 as compared to the same period in fiscal 2005.

 For the nine months ended July 31, 2006, 40% and 60%, of our revenues were derived from our wholesale and retail customers, respectively, as compared to 63% and 37%, respectively, for the nine months ended July 31 2005. Our wholesale revenues have decreased by 32% for the nine months ended July 31, 2006 compared to the nine months ended July 31, 2005, while our retail revenues have increased by 189% during the nine months ended July 31, 2006 as compared to the same period in fiscal 2005.

 The increase in wholesale revenues for the three months ended July 31, 2006 as compared to the same period in fiscal 2005 is attributable to the acquisition of Telenational.

 The increase in retail revenues for the three months ended July 31, 2006 as compared to the same period in fiscal 2005 is attributable to the Company's changed focus on retail revenue and the acquisition of the customer bases of Integrated and Telenational. We continue to experience increased competition in our largest foreign markets, including competition from the incumbent phone company in each market. Furthermore, a significant portion of our retail business comes from members of the United States military stationed in foreign markets. The March 2003 redeployment of troops into Iraq, where we have not historically provided long distance service, resulted in a decline in our retail sales to these military customers who were previously stationed in foreign markets that we serviced. We are currently able to offer VoIP services into Iraq, with the hope of recapturing some of our old customers who have been transferred to Iraq. We are exploring opportunities to grow our retail business, utilizing our in-house sales group and our outside agents, through the introduction of new products and services, focusing our efforts principally on the sale of VoIP services which allow users to make phone calls over an existing broadband internet connection. Furthermore, we will continue to seek out acquisitions that will allow us to quickly grow our business in the different niche markets we are targeting. If we are unable to stabilize our retail revenues from the U.S. military and grow our retail revenues from VoIP-based products, our retail revenues may remain flat or decline.

 Costs of Revenues

 Our costs of revenues as a percentage of revenues decreased 9% to 71% for the three months ended July 31, 2006 as compared to 80% for the three months ended July 31, 2005. This decrease was primarily due to a change in the mix of our revenue with a greater percentage of our revenue coming from our retail products, which realize a higher margin than our wholesale services. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from period to period, depending on the traffic mix between our wholesale and retail products and total revenue for each period.

 Our costs of revenues as a percentage of revenues decreased 4% to 74% for the nine months ended July 31, 2006 as compared to 78% for the nine months ended July 31, 2005. Included in costs of revenues for the nine-month period ended July 31, 2005 is a reduction of costs in the amount of $283,138 relating to the favorable resolution of a dispute with one of our vendors. These costs were originally recorded to costs of revenues in prior periods. Had this dispute resolution not occurred during the nine-month period ended July 31, 2005, our costs of revenues as a percentage of revenues would have decreased by 8% for the nine months ended July 31, 2006 as compared to the nine months ended July 31, 2005.

 Sales and Marketing Expenses

 A significant component of our revenue is generated by outside agents or through periodic newspaper advertising, which is managed by a small in-house sales and marketing organization.

 Our sales and marketing costs increased from 2% to 7% and 2% to 6% of revenues, respectively, for the three and nine months ended July 31, 2006, respectively, compared to the same periods of the prior fiscal year. The increase in our sales and marketing costs is primarily due to additional personnel and commission's incurred as a result of the Integrated and Telenational acquisitions. During the three months ended July 31, 2006, we have focused our attention on increasing revenues through the efforts of our agents and the initiation of advertising on military websites. We will continue to focus our sales and marketing efforts on periodic newspaper and internet advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 General and Administrative Expenses

 Our general and administrative expenses decreased to 21% and 27% of revenues for the three and nine months ended July 31, 2006, respectively, as compared to 41% and 32% for the three and nine months ended July 31, 2005, respectively. Although general and administrative expenses as a percentage of revenues have decreased for the three and nine months ended July 31, 2006 as compared to the same periods in the prior fiscal year, general and administrative expenses increased by approximately $69,000 for the three months ending July 31, 2006 and decreased by approximately $126,000 for the nine months ending July 31, 2006 as compared to the same periods in the prior fiscal year. The increase in general and administrative expenses for the three months ending July 31, 2006, compared to the same period in fiscal 2005, was primarily due to the added expenses brought in from the acquisition of Telenational in May 2006, and the decrease in overall expenses for the nine months ending July 31, 2006, compared to the same period in fiscal 2005, is primarily due to the elimination of personnel and personnel-related costs, consulting and professional fees, and a reduction in bad debt expense.

 Depreciation and Amortization Expenses

 Depreciation and amortization expenses, as a percentage of revenues, remain unchanged for the three and nine month periods ending July 31, 2006, consistent with the same periods in fiscal 2005. Depreciation and amortization expenses increased in the three and nine month periods ending July 31, 2006, as compared to the same periods in 2005, by approximately $147,000 and $49,000, respectively, primarily due to additional fixed assets and customer list resulting from the Telenational acquisition in May 2006.

 Gain on Reduction of Liabilities

 The Company has determined based on current correspondence with vendors that $308,879 of accrued liabilities, including approximately $252,000 previously accrued for estimated carrier costs, are no longer due and payable. Accordingly, this amount has been recorded as a gain from reduction of liabilities for the three months ending July 31, 2006.

 Interest Expense and Financing Costs

 Interest expense and financing costs for the three months ended July 31, 2006 and 2005 consisted primarily of interest expenses of approximately $62,000 and $39,000, respectively, on our convertible debentures and notes payable to related parties. In addition, for the three months ended July 31, 2006, interest expense includes approximately $440,000 of amortization of deferred financing fees and debt discount relating to extensions of the maturity dates on our debts to GCA, Global and related parties. The increase in interest expense and financing costs for the three months ended July 31, 2006 as compared to the three months ended July 31, 2005 primarily relates to the extension of the maturity dates of our convertible debt instruments with third-party and related party lenders during the third quarter of fiscal 2005.

 Related party interest expense and financing costs for the nine month period ended July 31, 2006 and 2005 were due primarily to interest expense of approximately $129,000 and $113,000, respectively, relating to our convertible debentures and notes payable to related parties. In addition, for the nine month period ended July 31, 2006, interest expense includes approximately $952,000 of amortization of deferred financing fees and debt discount relating to the extension of the maturity dates on our debts to GCA, Global and related parties. The increase in interest expense and financing costs from the nine months ended July 31, 2005 to the nine month period ended July 31, 2006 primarily relates to the extension of the maturity dates of our convertible debt instruments with both our third party and related party lenders during the third quarter of fiscal 2005.

 Net loss for the three and nine month periods ending July 31, 2006 were $510,494 and $2,061,999 respectively, compared to $1,049,142, and $1,942,270 from the same periods ending July 31, 2005. Net loss for the three month period ending July 31, 2006 is largely attributable to approximately $569,000 in interest expense, deferred financing costs, and foreign currency exchange loss, of which approximately $440,000 is related to non-cash deferred financing costs associated with the amortization of long term notes payable.


 LIQUIDITY AND CAPITAL RESOURCES

 Our audit report  for the  fiscal year  ended  October 31, 2005 includes  an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. We incurred an operating loss of $846,736 during the nine months ended July 31, 2006. However, our operating income improved to 1% of revenues for the three month period ending July 31, 2006, primarily as a result of gain on reduction of liabilities, as compared to an operating loss of 29% of revenues for the same three month period in 2005.

 On June 1, 2005, we and our third-party lenders agreed to amendments to our notes payable and convertible debenture agreements to extend the maturity dates to various times ranging from November 26, 2006 through February 29, 2008. Approximately $2.9 million of principal and interest is due to two of our executives and a former director.

 On September 13, 2006, the Company entered into a series of agreements which materially modified its debt structure with Global Capital Funding Group Ltd. ("Global"), and with GCA Strategic Investment Fund Limited ("GCA"). The agreements call for two outstanding notes due in November of 2006 payable to Global and GCA be extended to November 1, 2007. In addition any and all defaults incurred prior to September 13, 2006 have been cured or waived. In addition a conversion floor of $0.10 and a conversion ceiling of $0.25 were put into place for all convertible debentures outstanding with both Global and GCA.

 In the past there have been times when we were not able to make timely payments to our trade creditors. As of July 31, 2006, approximately $2.8 million, representing approximately 66% of our trade accounts payable and accrued liabilities, were past due. A majority of the amounts past due are to foreign vendors that have supplied us with low margin wholesale opportunities and we are no longer sending significant, or any, telecommunications traffic to them. We will continue to work with them to arrange for a reduction in the amount owed to them through either formal or informal payment plans. We continue to seek sources of working capital sufficient to fund delinquent balances and meet ongoing obligations.

 On March 8, 2006, the Company completed a private placement of two one-year 10% convertible debentures ("Debentures"), for gross proceeds of $1,000,000. In connection with the Debentures, the Company agreed to issue the investors a total of 2,000,000 immediately exercisable five year warrants to purchase the Company's common stock at an exercise price of $0.14 for 1,000,000 warrants, and $0.25 for an additional 1,000,000 warrants. In addition, the investors will receive an additional 50,000 warrants that vest and become exercisable on the last day of each month prior to the Company's satisfaction in full of the Debentures, or the complete conversion of the Debentures, at an exercise price of $0.25.

 In October 2001, we executed 10% convertible notes (the "Notes") with three of our executives, which provided financing of $1,945,958. With an original maturity date of October 24, 2003, these Notes were amended subsequent to fiscal year 2002 to extend the maturity date to February 24, 2004. These Notes are secured by selected Company assets and are convertible into our common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expire on October 24, 2006. For the year ended October 31, 2002, an additional $402,433 was added to the Notes and an additional 402,433 warrants to acquire our common stock were issued in connection with the financing. During fiscal year 2004, the holders of the Notes elected to convert $877,500 of the Notes into 6,750,000 shares of our common stock. On July 21, 2005, the Company and the three executives agreed to extend the maturity date of the Notes to February 29, 2008. In connection with the extension, the Company issued to the three executives warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The gross outstanding balance of these Notes at July 31, 2006 totals $1,003,390.

 In January 2002, we executed a 6% convertible debenture (the "Debenture") with GCA Strategic Investment Fund Limited ("GCA"), which provided financing of $550,000 and had an original maturity date of January 28, 2003. We also issued to the holder of the Debenture warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. The Debenture was amended in January 2003 to extend the maturity date to November 8, 2004. In connection with this January 2003 amendment we adjusted the exercise price of the previously issued warrants to $0.21 per share and also issued to the holder of the Debenture warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.21 per share, which expire on February 8, 2008. The Debenture was amended again in June 2005 to extend the maturity date to November 26, 2005. On March 8, 2006, the debenture was amended again to extend the maturity date to November 26, 2006. In connection with this June 2005 amendment of the Debenture, we also issued to the holder of the Debenture 100,000 shares of our common stock, warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 110,000 shares of our common stock at an exercise price of $0.11 per share, all of which warrants expire on June 1, 2010. The conversion price of the Debenture is equal to the lesser of (i) 100% of the volume weighted average of sales price as reported by the Bloomberg L.P. of the common stock on the last trading day immediately preceding the closing date and (ii) 85% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the 20 trading days immediately preceding but not including the date of the related notice of conversion (the "Formula Conversion Price"). In an event of default the amount declared due and payable on the Debenture shall be automatically converted into shares of our common stock at the Formula Conversion Price. During fiscal year 2003, GCA converted $50,000 of the Debenture and $3,463 of accrued interest into approximately 374,000 shares of common stock. During fiscal year 2004, GCA converted $10,000 of the Debenture and $730 of accrued interest into approximately 82,000 shares of our common stock. During fiscal year 2005, GCA converted $35,000 of the Debenture and $7,770 of accrued interest into approximately 352,000 shares of our common stock. During fiscal year 2006, GCA converted $25,000 of the Debenture and $6,150 of accrued interest into approximately 407,000 shares of common stock. The gross outstanding balance on the Debenture was $430,000 at July 31, 2006.

 In November 2002, we executed a 12% note payable (the "GC-Note") with Global Capital Funding Group, L.P., ("Global") which provided financing of $1,250,000. The GC-Note matured on November 8, 2004. We also issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007. In June 2005, the GC-Note was replaced by a convertible note ("GC-Conote"). The GC-Conote matures on February 29, 2008, and the annual interest rate due on this convertible note is 10.08%. The conversion price is equal to 80% of the average of the three (3) lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty (20) trading days immediately preceding the date of the related notice of conversion. In addition, we issued to the holder of the GC-Conote 100,000 shares of our common stock, warrants to purchase 500,000 shares of our common stock at an exercise price of $0.38 per share and warrants to purchase 125,000 shares of our common stock at an exercise price of $0.11 per share, all of which warrants expire on June 1, 2010. In addition, interest of approximately $350,000 due on the GC-Note at the time of replacement by the GC-Conote was converted into a $400,000 non-interest bearing note payable ("GC-Note2"), which matures on March 30, 2007. The approximate $50,000 difference between the accrued interest at the time of replacement and the value of this new note was recorded as deferred financing fees, and is being amortized over the life of the GC-Note2. During fiscal year 2006 GCA elected to convert $105,000 of the GC-Note2 into 1,277,071 shares of common stock. The gross outstanding balance of the GC-Note2 was $170,000 at July 31, 2006.

 In July 2003, we executed a 10% note payable (the "GCA-Note") with GCA Strategic Investment Fund Limited, which provided financing of $550,000. The GCA-Note's maturity date was December 23, 2003. We also issued to the holder of the GCA-Note warrants to acquire an aggregate of 100,000 shares of common stock at an exercise price of $0.14 per share, which expire on July 24, 2008. Per the terms of the GCA-Note agreement, in the event the GCA-
 Note is not repaid in full within ten days of the maturity date, the terms of the GCA-Note shall become the same as those of the Debenture. Effective January 2, 2004, the GCA-Note was replaced by a convertible debenture ("GCA-Debenture") with the same terms as those of the Debenture, which had a maturity date of November 8, 2004. The principal balance of the GCA-Debenture was $574,597, which included $24,597 of interest due on the GCA-Note at the time it was replaced by the GCA-Debenture. The GCA-Debenture was amended in June 2005, to extend the maturity date to November 26, 2006. In connection with this amendment, we also issued to the holder of the GCA-Debenture 40,000 shares of our common stock, and warrants to purchase 150,000 shares of our common stock at an exercise price of $0.38 per share, which warrants expire on June 1, 2010. The gross outstanding balance on the GCA-Debenture was $552,456 at July 31, 2006.

 On March 8, 2006, the Company completed a private placement of two one-year 10% convertible debentures ("Debentures"), for gross proceeds of $1,000,000. In connection with the Debentures, the Company agreed to issue the investors a total of 2,000,000 immediately exercisable five year warrants to purchase the Company's common stock at an exercise price of $0.14 for 1,000,000 warrants, and $0.25 for an additional 1,000,000 warrants. The Company paid $44,150 in financing fees in connection with the debentures which were recorded as a discount on the debentures. Additionally in connection with these Debentures the Company recorded a debt discount of $955,850 related to the fair value of warrants issued and the related beneficial conversion feature that it will amortize over the life of the loan.

 During the nine months ended July 31, 2006, the Company's chief executive officer and significant shareholder, John Jenkins, advanced funds to the Company in the aggregate amount of $550,000. During the nine-month period ended July 31, 2006, the Company repaid this amount in full with proceeds received from financing activities.

 Our future operating success is dependent on our ability to generate positive cash flow from our existing products and services, and/or additional acquisitions. Our major growth areas are through the introduction of new retail VoIP products, both domestically and internationally. We are not anticipating a cash shortfall from operations during the next 12 months, however we are nonetheless pursuing retail opportunities and acquisitions that we believe will improve our cash flow position. We do not have any capital equipment commitments during the next 12 months. We are actively pursuing debt or equity financing opportunities to improve our cash and debt positions. At this time, we believe that our cash position will fund our operations for at least the foreseeable future. Although various possibilities for obtaining financing have been discussed from time to time, and we are having ongoing discussions with several potential financing sources, there are no definitive agreements with any party to raise money and we cannot assure you that we will be successful in our search for investors or lenders. The acquisition of Telenational was consummated May 5, 2006, thus changing the financial position of the
 Company. Any additional financing we may obtain may involve material and substantial dilution to existing stockholders. In such event, the percentage ownership of our current stockholders may be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders. If we are unable to obtain additional financing, our growth from operations in the short term may be materially affected. These circumstances raise doubt as to the ability of our Company to continue as a going concern.

 At July 31, 2006, we had cash and cash equivalents of $289,000, an increase of $117,000 from the balance at October 31, 2005. We had significant working capital deficits at both July 31, 2006 and October 31, 2005.

 Net cash used in operating activities was $850,000 for the nine months ended July 31, 2006. Net cash used in operating activities for the nine months ended July 31, 2006 was primarily due to a net loss of $2,061,999 adjusted for non-cash interest expense of $952,000, depreciation and amortization expenses of $488,000, non cash gain from reduction of liabilities of $308,879 and net changes in operating assets and liabilities net acquisition of ($59,613). For the nine months ended July 31, 2005, net cash used in operating activities was due to a net loss from of $1,942,270 adjusted for depreciation and amortization of $439,000 and net changes in operating assets and liabilities of ($565,504).

 Net cash  provided by  (used in)  investing  activities for  the  nine-month
 periods  ended  July  31,   2006  and  2005   was  $10,768  and   ($14,000),
 respectively, and primarily relates to the purchase of property and equipment and cash acquired in the Telenational acquisition.

 Net cash provided by financing activities for the nine months ended July 31, 2006 was $956,000. This amount represents proceeds received from debenture financing less financing fees paid. Net cash used by financing activities was $43,000 for the nine months ended July 31, 2005 which represented payment on convertible debentures.

 We have an accumulated deficit of approximately $50.7 million as of July 31, 2006 as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment which may not be available to us. Since the beginning of April 2001, we have raised $6.7 million in debt financing.

 Although to date  we have been  able to arrange  debt facilities and  equity financing, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of July 31, 2006 we have approximately $1,170,000 of principal balance of convertible debentures which will mature within the next year as well as a significant amount of trade payables and accrued liabilities which are past due. We will continue to explore external financing opportunities in order to fund these past due amounts. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. Failure to obtain sufficient capital will materially affect our Company's operations and financial condition. As a result of the aforementioned factors and related uncertainties, there is doubt about our ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Rapid Link and Telenational. We do not anticipate significant spending for the remainder of fiscal year 2006.

 RISK FACTORS

 Our cash flow may not be sufficient to satisfy our operations.

 For the three and nine month periods ended July 31, 2006, we recorded a net loss of approximately $511,000 and $2,062,000, respectively, and for the year ended October 31, 2005, we recorded a net loss of approximately $2,565,000. As a result of these losses, and prior losses, we currently have a significant working capital deficit. In addition, we have a significant amount of trade accounts payables and accrued liabilities, of which approximately 66% is past due. To be able to service our debt obligations over the remainder of fiscal year 2006, we must generate significant cash flow, obtain additional financing and/or negotiate term extensions with our debtors. If we are unable to do so or are otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations.

 Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2005, which states that "The Company has suffered recurring losses from continuing operations during each of the last two fiscal years. Additionally, at October 31, 2005, the Company's current liabilities (which includes significant amounts of past due payables) exceeded its current assets by $7.7 million and the Company had a shareholders' deficit totaling $6.3 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern."

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

 To implement  our  business  strategy,  we  will  need  to  seek  additional financing. There is no assurance that adequate levels of additional financing will be available at all or on acceptable terms. In addition, any additional financing may result in significant dilution to our existing stockholders. If we are unable to obtain additional financing on terms that are acceptable to us, we could be forced to dispose of assets to make up for any shortfall in the payments due on our debt under circumstances that might not be favorable to realizing the highest price for those assets. A portion of our assets consist of intangible assets, the value of which will depend upon a variety of factors, including the success of our business. As a result, if we do need to sell any of our assets, we cannot assure you that our assets could be sold quickly enough, or for amounts sufficient, to meet our obligations.

 We face competition from numerous, mostly well-capitalized sources.

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

 The regulatory environment in our industry is very uncertain.

 The legal and regulatory environment pertaining to the Internet is uncertain and changing rapidly as the use of the Internet increases. For example, in the United States, the FCC had been considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony, and indeed the FCC has confirmed that providers must begin charging Universal Service access charges of roughly 6.5%.

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

 Changes in the technology relating to Internet telephony could threaten our operations.

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

 We need to develop and maintain strategic relationships around the world to be successful.

 Our international business, in part, is dependent upon relationships with distributors, governments or providers of telecommunications services in foreign markets. The failure to develop or maintain these relationships could have an adverse impact on our business.

 We rely on four key senior executives.

 We rely on our senior management team of John Jenkins, David Hess, Chris Canfield and Michael Prachar, and our future success may depend, in large part, upon our ability to retain our senior executives.

 We may be unable to manage our growth.

 We intend to expand our VoIP network and the range of enhanced telecommunications services that we provide. Our expansion prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. Our revenues will suffer if we are unable to manage this expansion properly.

 Our OTC Bulletin Board listing negatively affects the liquidity of our common stock.

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


 PART II.  OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

 During the first quarter of fiscal year 2004, the Company determined based on final written communications with the State of Texas that the Company had a liability for sales taxes (including penalties and interest) totaling $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000 during fiscal year 2003. During the first quarter of fiscal year 2004, the Company accrued an additional $750,000. On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million including penalties and interest for state and local sales tax. During the fiscal year 2005, the Company accrued an additional $62,000 in amounts due. The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries. The State of Texas determined that Canmax Retail Systems did not properly remit sales tax on certain transactions. Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. These operations were previously classified as discontinued after the Company sold its retail automation software business in December 1998 and changed its business model to international wholesale and retail business, operating as a facilities-based global Internet protocol communications company providing connectivity to international markets. Since this sales tax liability represents an adjustment to amounts previously reported in discontinued operations, the amount was classified as Discontinued Operations. The amount that the State of Texas assessed of $1.162 million has been accrued as a liability and is included in the accompanying balance sheets as net current liabilities from discontinued operations.


 ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 The Company granted 1,987,500 options during the three months ended July 31, 2006 to its employees.

 On July 19, 2006, Global Capital Funding Group LLC, ("Global") converted $55,000.00 of the 6% Convertible Debenture originally issued January 28, 2002 into 580,781 shares of common stock.


 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.


 ITEM 5. OTHER INFORMATION

 None.


 Item 6. Exhibits.

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

 31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934*

 32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350*


 * Filed herewith.



 SIGNATURES

 In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Rapid Link, Incorporated


                                By:  /s/John A. Jenkins
                                --------------------------------------------
                                John Jenkins
                                Chief Executive Officer (Principal Executive
                                Officer)


                                By:  /s/Christopher J. Canfield
                                --------------------------------------------
                                Chris Canfield
                                Chief Financial Officer (Principal Financial
                                and Accounting Officer)

 Dated: September 14, 2006