Form 10KSB
period 2006-10-31
RAPID LINK INC
filed 2007-01-29
CIK 913659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                 FORM 10-KSB
 (Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended October 31, 2006

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

            For the transition period from _________ to _________

                        COMMISSION FILE NUMBER 0-22636
               -----------------------------------------------

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

                  Issuer's telephone number: (310) 566-1700

     SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None
        SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
                        COMMON STOCK, $0.001 PAR VALUE
               -----------------------------------------------
 Check whether  the issuer  (1) filed  all reports  required to  be filed  by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

 The issuer's revenues for the fiscal year ended October 31, 2006 were $13,351,030.

 The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of January 18, 2007 was approximately $1,413,718, based on the average bid and ask price of a share of common stock as quoted on the OTC Bulletin Board of $0.07.

 As of January 18, 2007, there were 51,169,972 shares of registrant's common stock outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE: None

  Transitional Small Business Disclosure Format (Check One): Yes [ ]; No [X]

                          FORWARD-LOOKING STATEMENTS

 This Annual Report on Form 10-KSB (this "Report") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using Voice over Internet Protocol ("VoIP") to provide telecommunications services over the Internet, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services over the Internet, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of services over the Internet, (e) our dependence upon favorable pricing from our suppliers to compete in the telecommunications industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry. For a discussion of these factors and others, please see "Risk Factors" in Item 1 of this Report. Readers are cautioned not to place undue reliance on the forward-looking statements made in this Report or in any document or statement referring to this Report. In addition, we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws.

                                    PART I

                      Item 1.  Description of Business.

 General

 Throughout this Annual Report on Form 10-KSB, the terms "we," "Rapid Link," and the "Company" refer to Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries. The Company was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7, 1992, we renounced our original province of incorporation and elected to continue our domicile under the laws of the State of Wyoming, and on November 30, 1994 our name was changed to "Canmax Inc." On February 1, 1999, we reincorporated under the laws of the State of Delaware under the name "ARDIS Telecom & Technologies, Inc." On November 2, 1999, we acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation (the "DTI Acquisition"), and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to Dial Thru International Corporation. On November 1, 2005, we changed our name to "Rapid Link, Incorporated" as we believe this name will receive better market recognition and acceptance than its previous name, especially as the Company continues to roll out VoIP related services. In addition, we also believe that the name, which was the name of the company we acquired in October 2001, is a recognized brand name with members of the United States Military around the world, a significant source of retail revenue for the Company since the acquisition.

 Our principal executive offices are located at 17383 Sunset Boulevard, Suite 350, Los Angeles, California 90272; our telephone number is (310) 566-1700; our website address is www.rapidlink.com; and our common stock currently trades on the OTC Bulletin Board under the symbol RPID.

 Business Strategy

 VoIP Niche Market Strategy

 Historically, Rapid Link has served as a facilities-based, communications company providing various forms of telephony services to wholesale and retail customers around the world. Rapid Link provides a multitude of international telecommunications services targeted to individual customers, as well as small and medium sized enterprises ("SMEs"). These services include the transmission of voice and data traffic over public and private networks. The Company also sells telecommunications services for both the foreign and domestic termination of international long distance traffic into the wholesale market. The Company utilizes VoIP packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmissions. To insure optimal quality and redundancy, the Company also utilizes the Public Switched Telecommunications Network, as well as the Internet, to transport communications services.

 The Company has now shifted its retail product focus to value-added VoIP communication services to customers, both domestically and internationally. Rapid Link focuses on key niche markets. These niche markets include specific ethnic demographics, targeted geographic locations both domestically and internationally, and the United States military. The Company's strategy includes plans to offer broadband access via its own facilities to insure reliable delivery of its VoIP services. Technology now allows for cost efficient and rapid build out of broadband facilities. Wi-MAX and other technologies can bring fast, reliable, high speed internet access to areas that have traditionally been unreachable or underserved. Through acquisitions and organic growth in targeted rural areas, the Company believes it will possess a strategic advantage over carriers that do not provide their own network access. "Net Neutrality" is still in question and Rapid Link believes the potential for unfair and or monopolistic behavior by incumbent providers, necessitates our strategy to "own" the customer by providing the service directly, rather than utilizing the networks of others. This will allow the Company to provide its bundled products and telephony services without the threat of compromised service quality.

 The Company offers PC-to-PC, PC-to-phone, and phone-to-phone calling using a mixture of software and/or hardware depending on the end-users' specific needs. Rapid Link offers VoIP service plans to conventional residential and business customers in addition to serving the military and other niches. The Company sells both flat-rate and cost-per-minute calling plans in order to directly address the customers' requirements.

 Development of VoIP Technology

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

 During the latter part of fiscal 2004 we began offering value-added VoIP communications services to customers, both domestically and internationally. To date, our new VoIP product offerings have generated insignificant revenues. We strive to provide our customers with a reliable, scalable and affordable worldwide IP communication service with a quality focus. We focus our efforts on providing first class customer service, and hire employees with experience in developing and building technologically advanced IP enabled platforms and services. Our intention is to provide our customers with the best possible voice communication services, to both residential and business users, at affordable prices that allow them to communicate seamlessly and effortlessly to anywhere and from anywhere in the world.

 Niche Focus - U.S. Armed Forces

 We have established brand name recognition within the U.S. military market, offering affordable international calling to members of the U.S. military. The Company has served this niche market for several years. Historically, we focused on the soldier located in foreign markets. However, with our new, more cost effective VoIP service offerings, we are able to market to soldiers and their families both domestically and internationally. In addition, we have expanded our marketing efforts to include other niche markets such as ethnic demographics and rural area customers.

 Products and Services

 Rapid Link VoIP Services

 Rapid Link provides an Internet-based communication service that works over virtually any high-speed Internet connection in the world. Our service allows our customers to call to and/or from any phone in the world. We utilize an Internet Access Device ("IAD") (i.e. a desktop adapter or soft phone headset), to connect customers to our Rapid Link network software, which enables VoIP communications. Our desktop adapter allows for the connection of a standard telephone to the adapter, providing for familiar dialtone interface, while the soft phone headset plugs directly into the customer's computer. Our VoIP products use Session Initiation Protocol, or SIP, signaling, which empowers edge devices, such as multimedia terminal adapters, to establish and manage voice calls on all types of Internet systems.

 Our system provides an end user with a local phone number for inbound calling and comes with a full set of features and functionality, including call waiting, caller ID, three-way conference calling, and "follow me" features. Additional features include web-based tools allowing subscribers to manage their telephony features online, manage their accounts, and check their voice mail. We have designed our system to enable the termination of our customers' calls to the Public Switched Telephone Network, and to allow for direct connection directly over the Internet to other Rapid Link customers anywhere in the world. As part of the Rapid Link service, we currently resell IADs that we purchase from third parties. These IADs are configured prior to shipping to work with our VoIP software.

 We offer several VoIP rate plans to the business office, the business professional that may have a home office, the residential consumer and our niche markets. The residential plans offer customers a cheaper alternative to traditional local telephone service, as well as long distance and international calling. Our service plans are designed to provide our customers the lowest possible rates while maintaining the level of quality service they expect. Our customers are provided with the opportunity to access to a variety of services, including voice mail, caller ID, call waiting, 3-way calling, area code selection, and online account management and billing. While we are optimistic that our VoIP-based retail products will provide us with meaningful growth opportunities, we have yet to derive material revenues from any of these products.

 Our included voice mail service can also be used in a unique way that is very beneficial to our military customers stationed overseas. As a Rapid Link customer, received voice mails can be sent via email as a sound file attachment. This enables the overseas customer to hear their voice mail messages without having to have access to the telephone service. In many remote areas where military service personnel are stationed, email access is far more available than phone service. With Rapid Link, our customers need never be out of touch.

 Dial Thru and Re-origination Services

 We provide a variety of international "Dial Thru" and "Re-origination" services. The Dial Thru service allows customers the convenience of making local and/or international calls in the same manner as traditional long distance dialing. In those markets in which we cannot currently provide Dial Thru service, we offer our Re-origination service, which allows a caller outside of the United States to place a long distance telephone call that appears to have originated from our switch in Los Angeles to the customer's location, and then connects the call through our network to anywhere in the world. By completing the calls in this manner, we are able to provide very competitive rates to the customer. Wherever possible, we route calls over our private network. By using VoIP to compress voice and data transmissions across the public Internet, we are able to offer these services at costs that are substantially less than traditional communications services. These services, while still contributing a significant portion of our revenues, will continue to decrease as a percentage of our total revenues as we continue to develop and market new services. Generally, the Dial Thru and Re-origination services are provided to customers that establish deposits or prepayments with us to be used for long-distance calling.

 International Wholesale Termination

 We offer international call completion on a wholesale basis to domestic and international telecommunications companies. This service enables our corporate customers to offer their own customers phone-to-phone global voice and fax services, and provides our customers with high quality and low cost long distance without having to deploy their own VoIP infrastructure. We can also provide additional termination opportunities to customers that have developed their own VoIP networks with nearly instant access to our termination points by connecting to these customers via the Internet. Therefore, we have the capability to offer our services to carriers connecting to our network through traditional dedicated switch to switch connections, and through the public Internet whereby our customers connect to our network using their own VoIP equipment.

 Global Roaming

 Our Global Roaming service provides customers a single account number to initiate phone-to-phone calls from locations throughout the world using specific toll-free access numbers. This service enables customers to receive the cost benefits associated with our telecommunications network throughout the world.

 1+ Long Distance

 We also offer traditional 1+ long distance service to business and residential users throughout the U.S. We currently focus on SMEs through the agent channel, as well as our niche markets which generally have a large amount of international calling. By leveraging our long standing international carrier relationships, we can provide low rates and excellent service to countries that are not aggressively marketed by the larger carriers.

 Segment Information

 Management regularly reviews one set of financial information and all of our products share similar economic characteristics. Therefore, the Company has determined that it has one operating segment.

 Recent Acquisitions

 On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. ("Telenational"). Telenational historically serviced a sizable base of both retail and commercial customers which very closely mirror those customers Rapid Link has served. This acquisition allows us to expand our market share in the telecommunications industry while taking advantage of several significant economies of scale, both in respect to direct cost reductions, as well as operational efficiencies. Even though our executive offices are in southern California, we have subsequently moved substantially all of our operational and administrative functions to the Telenational headquarters in Omaha, Nebraska.

 In October 2005, the Company completed the acquisition of the customer base of Integrated Telecommunications, Inc., an international long distance carrier providing VoIP services to retail customers in the United States and wholesale services to customers worldwide.

 Competition

 The telecommunications services industry is highly competitive, rapidly evolving and subject to constant technological change. Other providers currently offer one or more of each of the services offered by us. Telecommunications service companies compete for consumers based on price and quality, with the dominant providers conducting extensive advertising campaigns to capture market share. As a service provider in the long distance telecommunications industry, we compete with such dominant such as AT&T Corp. (T:NYSE), Sprint Nextel Corporation (S:NYSE) and Qwest Communications International (Q:NYSE), all of which are substantially larger than us and have the resources, history and customer bases to dominate virtually every segment of the telecommunications market. As a service provider in the VoIP telecommunications industry, we compete with such dominant providers as Skype and Vonage (VG:NYSE), which are substantially larger than us and have greater resources, history and customer bases, and who may market services in areas and regions which may closely mirror ours.

 A substantial majority of the telecommunications traffic around the world is carried by dominant carriers in each market. These carriers, such as British Telecom and Deutsche Telekom (DT:NYSE), have started to deploy packet-switch networks for voice and fax traffic. In addition, other industry leaders, such as AT&T, Sprint and Qwest Communications International, as well as large cable companies, have begun to offer Internet telephony services both in the United States and internationally. These and other competitors will be able to bundle services and products that are not offered by us, together with Internet telephony services, to gain a competitive advantage over us in the marketing and distribution of products and services

 We also compete with other smaller carriers including IDT Corp. (IDT:NYSE), deltathree.com, Primus Telecommunications Group, Inc. (PRTL:OTC-BB), Net2Phone Inc. and 8x8 Inc. Additionally, a number of non-traditional competitors have been attracted to the market, including internet-based service providers. We also believe that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers especially in the area of VoIP.

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

 Future competition could come from a variety of enterprises both in the Internet and telecommunications industries. In addition, some Internet service providers have begun enhancing their real-time interactive communications and, although these companies have initially focused on instant messaging, we expect them to provide PC-to-phone services in the future.

 Wholesale Internet Telephone Service Providers

 During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. iBasis, Teleglobe International Holdings and the wholesale divisions of Net2Phone Inc. and deltathree.com route traffic to destinations worldwide and compete directly with us. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. These companies offer the kinds of voice services we are currently offering. In addition, companies currently in related markets are providing VoIP services or adapt their products to enable voice over the Internet services. Many of these companies have migrated into the Internet telephony market as direct competitors.

 Suppliers

 Our principal suppliers consist of domestic and international telecommunications carriers, and Internet Service Providers. Relationships currently exist with a number of reliable carriers. During the fiscal year ended October 31, 2006, one of the Company's suppliers accounted for approximately 26% of the Company's total costs of revenues. Due to the highly competitive nature of the telecommunications business, we believe that the loss of any carrier would not have a long-term material impact on our business.

 Sales and Marketing

 We sell and market our services through vertical web portals, magazines, local military base events and third-party resellers. Our Company also receives a good deal of referrals from existing customers. Our revenues are primarily derived from direct sales to business and residential accounts, sales through commissioned agents and wholesale sales to other telecommunications providers. We plan to focus our sales efforts on expanding niche markets, as well as add products and services targeting residential customers in these niche areas.

 We offer individuals and businesses the opportunity to become resellers of our services through our affiliate and reseller programs. Resellers are able to purchase bulk accounts and hardware at reseller specific pricing and they are then able to resell these accounts to private individuals under the Rapid Link brand.

 We have substantial revenues in foreign markets. For the fiscal years ended October 31, 2006 and 2005, $4.4 million or 33% and $3.4 million or 35% of our total revenue from continuing operations for each year, respectively, originated from foreign markets.

 Customers

 We focus our current retail sales and marketing efforts on our VoIP products and services, targeting SMEs, members of the U.S. military, particularly those located in foreign markets where telecommunications deregulation has not taken place or is currently underway, residential customers in those same markets and to a lesser extent the United States, and VoIP wholesale customers located both domestically and internationally. We rely heavily on the use of commissioned agents to generate retail sales in foreign markets, as well as web portals, magazines and local military base events, and third party resellers. By doing so, we believe that we establish a wide base of customers with little vulnerability based on lack of customer loyalty. Our wholesale customers are primarily large telecommunications customers in the United States, and medium to large foreign Postal, Telephone and Telegraph companies, which are those entities responsible for providing telecommunications services in foreign markets and are usually government owned or controlled.

 During the fiscal year ended October 31, 2006 we provided wholesale services to a customer who accounted for 12% of our revenues and to another customer who accounted for 10% of our revenues. During the fiscal year ended October 31, 2005, we provided wholesale services to a customer who accounted for 13% of our revenues, and to another customer who accounted for 11% of revenues. We believe the loss of any individual customer would not materially impact our business. We generally do business with approximately 20 wholesale customers, any of which either collectively, or in most cases individually, could compensate for the loss of a major customer. Typically, we have limited capacity, imposed by our suppliers, in which to transmit our telecommunications traffic. We frequently offer this capacity to our larger customers, however it is possible to offer these opportunities to all or a few of our wholesale customers at any time, thus reducing our reliance on any one customer and providing a relatively quick transition between customers if we should lose a customer.

 Employees

 As of January 15, 2007, we have 30 full-time employees, seven of which perform administrative and financial functions, thirteen of which perform customer support duties, and ten of which have experience in telecommunications operations and/or sales. Twenty-one employees are located in Omaha, Nebraska, three employees are located in Los Angeles, California and the remaining six employees are located elsewhere. None of our employees are represented by a labor union, and we consider our employee relations to be good.

 Debt Restructurings

 On September 14, 2006, the Company entered into a series of agreements which materially modified its debt structure with Global Capital Funding Group Ltd. ("Global"), and with GCA Strategic Investment Fund Limited ("GCA"). The agreements call for two outstanding notes due in November of 2006 payable to Global and GCA to be extended to November 1, 2007. In addition, any and all defaults incurred prior to September 14, 2006 have been cured or waived. It should be noted that Global and GCA have never deemed any of the notes to be in default. In addition, a conversion floor of $0.10 and a conversion ceiling of $0.25 were put into place for all convertible debentures outstanding with both Global and GCA.

 We are currently seeking a debt facility or equity financing that will allow us to either convert our outstanding debt obligations with GCA and Global into the new financing, and/or pay down a portion or all of the amounts now due. There can be no assurance that sufficient debt or equity financing will be available or available on terms acceptable to us.

 Also on September 14, 2006, the Company entered into an agreement with its Chief Executive Officer and significant shareholder, John Jenkins, amending the current note payable to add the outstanding interest due to the existing note, and extending the maturity date. The revised note is due February 28, 2008.

 Intellectual Property

 We do not hold any patents or trademarks. Our products and services are available to other telecommunications companies.

 Government Regulation

 Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States. Any violations of these regulations may subject us to enforcement penalties. The
 Federal Communications Commission ("FCC") has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate long distance communications services. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

 The following summary of regulatory developments and legislation is intended to describe what we believe to be the most important, currently effective and proposed international, federal, state and local regulations and legislation that are likely to materially affect us. Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals that could change, in varying degrees, the manner in which this industry operates. We cannot predict the outcome of any of these proceedings or their impact on us or the telecommunications industry at this time. Some of these future legislative, regulatory or judicial changes could have a material adverse impact on our business.

 Regulation by the Federal Communications Commission

 Universal Service Funds. In 1997, the FCC issued an order, referred to as the Universal Service Order, to implement the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service. The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC (the "Universal Service Funds"). The periodic contribution requirements to the Universal Service Funds under the Universal Service Order are currently assessed based on a percentage of each contributor's interstate and international end user telecommunications revenues reported to the FCC, which we measure and report in accordance with the legislative rules adopted by the FCC. The contribution rate factors are determined quarterly and carriers, including us, are billed for their contribution requirements each month based on projected interstate and international end-user telecommunications revenues, subject to periodic reconciliation. We, and most of our competitors, pass through these Universal Service Fund contributions in the price of our services, either as a separate surcharge or as part of the base rate. In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems. As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state. As with any regulatory obligation, if a federal or state regulatory body determines that we have incorrectly calculated and/or remitted any universal service fund contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon. Furthermore, if the FCC determines that we have incorrectly calculated and overstated a separately invoiced line item identified as a recovery of contributions to the Universal Service Funds we could be required to repay any such over-collection and be subject to penalty.

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

 International Telecommunications Services - Section 214. In the United States, to the extent that we offer services as a carrier, we are required to obtain authority under Section 214 of the Communications Act of 1934 to provide telecommunications service that originates within the United States and terminates outside the United States. We have obtained the required
 Section 214 authorization from the FCC to provide U.S. international service. As a condition to our Section 214 authorization, we are subject to various communications-oriented reporting and filing requirements. Failure to comply with the FCC's rules could result in fines, penalties, forfeitures or revocation of our FCC authorization, each of which could have a material adverse effect on our business, financial condition, and results of operation.

 International Telecommunications Services - International Settlements. The FCC's International Settlements Policy ("Policy") restricts the terms on which U.S.-based carriers and certain of their foreign correspondents settle the cost of terminating each other's traffic over their respective networks. Under the International Settlements Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates usually equal to one-half of the accounting rate, and require proportionate share of return traffic. This Policy, however, does not apply to arrangements with any non-dominant foreign carrier or, since March 30, 2005, with any dominant foreign carrier on routes where a demonstration has been made that at least one U.S. carrier has a settlement arrangement with the dominant foreign carrier that is compliant with the FCC's applicable benchmark settlement rates. This action has greatly lessened the number of instances in which the Policy applies, effectively granting U.S. and foreign carriers greater freedom to set rates and terms in their agreements. As a result, 164 countries currently are exempt from the International Settlements Policy, representing over 90% of all U.S.-originated international traffic. Notwithstanding the foregoing, the FCC could find that we do not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements. Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy. Any of these events could have a material adverse effect on our business, financial condition or results of operation.

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

 The advent of VoIP services being provided by pure play VoIP providers, such as Vonage, cable television and other companies, and the increased number of traditional telephone companies entering the retail VoIP space has heightened the need for U.S. regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether, or under what terms, VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, and the Universal Service Fund ("USF") of the Communications Assistance for Law Enforcement Act ("CALEA"). The FCC is addressing many of these issues through its "IP-Enabled Services Proceeding," which opened in February 2004.

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

 Risk Factors

 Our cash flow may not be sufficient to satisfy our cost of operations. If not, we must obtain equity or debt instruments.

 For the fiscal years ended October 31, 2006 and 2005, we recorded net losses from continuing operations of approximately $1.1 million and $2.5 million, respectively, on revenues from continuing operations of approximately $13.4 million and $9.8 million, respectively. As a result of these losses and historical losses, we currently have a substantial working capital deficit. In addition, a significant amount of our trade accounts payable and accrued liabilities are past due. To be able to service our debt obligations over the course of the 2007 fiscal year, we must generate significant cash flow and obtain additional financing or extend the maturity date on current obligations. If we are unable to do so or are otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations.

 Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2006, which states that "The Company has suffered recurring losses from continuing operations during each of the last two fiscal years. Additionally, at October 31, 2006, the Company's current liabilities (which includes significant amounts of past due payables) exceeded its current assets by $4.7 million and the Company had a shareholders' deficit totaling $2.6 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern."

 Our operating history makes it difficult to accurately assess our general prospects in the VoIP portion of the telecommunications industry and the effectiveness of our business strategy. As of the date of this report, most of our revenues are not derived from VoIP communication services. Instead, we generated most of our revenues from wholesale and retail fixed-line communication services. In addition, we have limited meaningful historical financial data upon which to forecast our future sales and operating expenses. Our future performance will also be subject to prevailing economic conditions and to financial, business and other factors. Accordingly, we cannot assure you that we will successfully implement our business strategy or that our actual future cash flows from operations will be sufficient to satisfy our debt obligations and working capital needs.

 To implement our business strategy, we will need additional financing.
 There is no assurance that adequate levels of additional financing will be available at all or on acceptable terms. If we are unable to obtain additional financing on terms that are acceptable to us, we could be forced to dispose of assets to make up for any shortfall in the payments due on our debt under circumstances that might not be favorable to realizing the highest price for those assets. A portion of our assets consist of intangible assets, the value of which will depend upon a variety of factors, including the success of our business. As a result, if we do need to sell any of our assets, we cannot assure you that our assets could be sold quickly enough, or for amounts sufficient, to meet our obligations.

 Potential for substantial dilution to our existing stockholders exists.

 The issuance of shares of common stock upon conversion of secured convertible notes or upon exercise of outstanding warrants and/or stock options may cause immediate and substantial dilution to our existing stockholders. In addition, any additional financing may result in significant dilution to our existing stockholders.

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

 We have pledged our assets to existing creditors.

 Our secured convertible notes are secured by a lien on substantially all of our assets. A default by us under the secured convertible notes would enable the holders of the notes to take control of substantially all of our assets. The holders of the secured convertible notes have no operating experience in our industry and if we were to default and the note holders were to take over control of our Company, they could force us to substantially curtail or cease our operations. If this happens, you could lose your entire investment in our common stock.

 In addition, the existence of our asset pledges to the holders of the secured convertible notes will make it more difficult for us to obtain additional financing required to repay monies borrowed by us, continue our business operations and pursue our growth strategy.

 The regulatory environment in our industry is very uncertain.

 The legal and regulatory environment pertaining to the Internet and telecommunication services is uncertain and changing rapidly as the use of the Internet increases. For example, in the United States, the FCC had been considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony, and indeed the FCC has confirmed that providers must begin charging Universal Service access charges of roughly 6.5%.

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

 We rely on three key senior executives.

 We rely heavily on our senior management team of John Jenkins, Christopher Canfield and Michael Prachar, and our future success may depend, in large part, upon our ability to retain our senior executives. In addition to the industry experience and technical expertise they provide to the Company, senior management has been the source of significant amounts of funding that have helped to allow us to meet our financial obligations.

 Any natural disaster or other occurrence that renders our operations center inoperable could significantly hinder the delivery of our services to our customers because we lack an off-site back-up communications system.

 Currently, our disaster recovery systems focus on internal redundancy and diverse routing within our operations center. We currently do not have an off-site communications system that would enable us to continue to provide communications services to our customers in the event of a natural disaster, terrorist attack or other occurrence that rendered our operations center inoperable. Accordingly, our business is subject to the risk that such a disaster or other occurrence could hinder or prevent us from providing services to some or all of our customers. The delay in the delivery of our services could cause some of our customers to discontinue business with us which could have a material adverse effect financial condition and results of operations.

 We may be unable to manage our growth.

 We intend to expand our VoIP network and the range of enhanced telecommunications services that we provide. Our expansion prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. Our revenues will suffer if we are unable to manage this expansion properly.

 Our OTC Bulletin Board listing negatively affects the liquidity of our common stock as compared with other trading boards.

 Our common stock currently trades on the OTC Bulletin Board. Therefore, no assurances can be given that a liquid trading market will exist at the time any stockholder desires to dispose of any shares of our common stock. In addition, our common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000, or $300,000 together with a spouse). For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected. The Securities and Exchange Commission (the "SEC") has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market. The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

                      Item 2.  Description of Property.

 We lease approximately 11,500 square feet in Omaha, Nebraska, located at 5408 N. 99th Street, and 3,200 square feet in Los Angeles, California located at 17383 Sunset Boulevard, Suite 350. Our operations and information systems are located in the Omaha facility, while our California office serves as our executive headquarters. We also have a small sales and administrative office in Johannesburg, South Africa. We believe that our facilities are sufficient for the operation of our business for the foreseeable future. The expiration dates of the above-mentioned lease agreements are as follows:

 April 30, 2007    Los Angeles - Executive Headquarters
 June 30, 2011     Omaha - Operational and Administrative Headquarters
 March 31, 2007    South Africa Sales and Administrative Office

                         Item 3.  Legal Proceedings.

 The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

 Cygnus Telecommunications Technology, LLC. On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District court, Central District of California, with respect to the Company's "international re-origination" technology. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek a license fee for the use of the technology. The Company believes that no license fee is required as the technology described in the patent is different from the technology used by the Company. In August 2002, Cygnus filed a motion for a preliminary injunction to prevent the Company from providing re-origination services. The Company filed a cross motion for summary judgment of non-infringement. Both motions were denied. On August 22, 2003, the Company re-filed the motion for summary judgment for non-infringement. In response to this filing, during August 2004, the court narrowly defined the issue to relate to a certain re-origination technology, which the Company believes it does not now, nor has it ever utilized to provide any of its telecommunications services. On August 17, 2005, the United States District Court for the Northern District of California issued a stay in the lawsuit for the purpose of reexamining the Cygnus patent. This stay is the result of a reexamination request received by the United States Patent and Trademark Office ("USPTO"), whereby the USPTO has issued a decision that the patents are invalid. Subsequently, we have filed a motion for Summary Judgment to relieve us of any liability and to have the case dismissed. We are currently waiting for a ruling from the court, which we have yet to receive. The Company intends to continue defending this case vigorously, and though its ultimate legal and financial liability with respect to such legal proceeding is expected to be minimal, the potential loss or range of loss cannot currently be estimated with any certainty.

 State of Texas. During fiscal 2004, the Company determined, based on final written communications with the State of Texas (the "State"), that it had a liability for sales taxes (including penalties and interest) totaling $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000 during fiscal 2003. During fiscal 2004, the Company accrued an additional $750,000. On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million, including penalties and for state and local sales tax. During fiscal 2005, the Company accrued an additional $62,000. The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries. The State of Texas determined that Canmax Retail Systems did not properly remit sales tax on certain transactions. Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. These operations were classified as discontinued after the Company sold its retail automation software business in December 1998 and changed its business model.

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

        Item 4.  Submission of Matters to a Vote of Security Holders.

 No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

                                   PART II

      Item 5.  Market for Common Equity and Related Stockholder Matters.

 Market for the Company's Common Stock

 The Company's common stock, $0.001 par value, is quoted on the OTC Bulletin Board under the trading symbol "RPID." Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects. No shares have been or will be issued subject to call or assessment. There are no preemptive rights, provisions for redemption or for either cancellation or surrender or provisions for sinking or purchase funds.

 The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of our common stock as reported on the OTC Bulletin Board:

                                               High           Low
                                              ------        ------
 Fiscal Year Ended October 31, 2006
 ----------------------------------
      Fourth Quarter. . . . . . . . . . .     $ 0.14        $ 0.06
      Third Quarter . . . . . . . . . . .     $ 0.22        $ 0.09
      Second Quarter. . . . . . . . . . .     $ 0.40        $ 0.12
      First Quarter . . . . . . . . . . .     $ 0.19        $ 0.08

 Fiscal Year Ended October 31, 2005
 ----------------------------------
      Fourth Quarter. . . . . . . . . . .     $ 0.20        $ 0.11
      Third Quarter . . . . . . . . . . .     $ 0.51        $ 0.14
      Second Quarter. . . . . . . . . . .     $ 0.40        $ 0.18
      First Quarter . . . . . . . . . . .     $ 0.68        $ 0.10

 The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

 The closing price for our common stock on January 18, 2007, as reported on the OTC Bulletin Board, was $0.07.

 Dividends

 We have never declared or paid any cash dividends on our common stock and do not presently intend to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings for reinvestment in our business.

 Holders of Record

 There were 479 stockholders of record as of January 18, 2007.

 Recent Sales of Unregistered Securities

 None.

     Item 6.  Management's Discussion and Analysis or Plan of Operation.

 This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to expectations concerning matters that are not historical facts. Words such as "projects," "believes," "anticipates," "estimates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements. Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the section entitled "Risk Factors" in PART I, Item 1. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors that affect our business throughout this Report. The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2006 and 2005 and should be read in conjunction with our Financial Statements and the Notes thereto commencing at page F-1 included hereof.

 Overview

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

 On May 5, 2006, we completed the acquisition of all of the issued and outstanding shares of capital stock of Telenational Communications, Inc., who historically has serviced a sizable base of both retail and commercial customers which very closely mirror those customers Rapid Link has served prior to the acquisition. This acquisition allows us to take advantage of several significant economies of scale, both in respect to direct cost reductions, as well as operational efficiencies.

 On October 31, 2005, we completed the acquisition of the customer base of Integrated Telecommunications, Inc., an international long distance carrier providing VoIP services to retail customers in the United States, and wholesale services to customers worldwide.

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

 Critical Accounting Policies

 This disclosure is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that it believes to be proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of its consolidated financial statements. Actual results could differ from those estimates. The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

 Revenue Recognition

 For a majority of our products, our revenues are generated at the time a customer uses our network to initiate a phone call. We sell our services to SMEs and end-users that utilize our network for international re-origination and dial thru services, and to other providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times we receive payment from our customers in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made.

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

 The Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition," provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues. We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and Staff Accounting Bulletin No. 104.

 Allowance for Uncollectible Accounts Receivable

 We regularly monitor credit risk exposures in our accounts receivable and maintain a general allowance for doubtful accounts based on historical experience. Our receivables are due from commercial enterprises and residential users in both domestic and international markets. In estimating the necessary level of our allowance for doubtful accounts, we consider the aging of our customers' accounts receivable and our estimation of each customer's willingness and ability to pay amounts due, among other factors. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company's future provision for doubtful accounts. Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize our risk.

 Purchase Price Allocations and Impairment Testing

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

 Long-lived assets, including the Company's customer lists, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We assess our goodwill for impairment annually or more frequently if impairment indicators arise. In order to properly complete these assessments, we rely on a number of factors, including operating results, business plans and anticipated future cash flows. Actual results that vary from these factors could have an impact on the amount of impairment, if any, that actually occurs.

 Carrier Disputes

 We review our vendor bills on a monthly basis and periodically dispute amounts invoiced by our carriers. We review our outstanding disputes on a quarterly basis as part of the overall review of our accrued carrier costs, and adjust our liability based on management's estimate of amounts owed.

 Recent Accounting Pronouncements

 In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("Statement 123R"), which revised SFAS No. 123 and supercedes APB Opinion No. 25. This revised accounting standard addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions with employees using APB Opinion No. 25 and requires that the fair value of such share based payments be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim or annual financial reporting period beginning after December 15, 2005. The Company adopted the statement as of November 1, 2006, applying the modified prospective method. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation policy note discussed previously.

 In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." With respect to SFAS No. 133, SFAS No. 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provided that beneficial interests in securitized financial assets are not subject to the provision of SFAS No. 133. With respect to SFAS No. 140, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to significantly affect our financial condition or results of operations.

 In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning November 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

 In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to significantly affect our financial condition or results of operations.


 Results of Operations

 The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

                                    Year Ended       % Change       Year Ended
                                 October 31, 2006     2005 to    October 31, 2005
                                ------------------      2006    ------------------
                                              % of   Increase                 % of
                                   Amount     Rev.    (Decr.)     Amount      Rev.
                                -----------   ----    -------   -----------   ----
 Revenues                       $13,351,030   100%      36%     $ 9,827,049   100%

 Costs and expenses:
  Costs of revenues               9,644,235    72%      25%       7,713,349    78%
  Sales and marketing               856,037     6%     316%         205,973     2%
  General and administrative      3,596,171    27%      11%       3,227,609    33%
  Depreciation and amortization     747,562     6%      34%         557,131     6%
  Loss (gain) on disposal
    of property and equipment        56,771     -        *           (8,800)    -
  Net reductions of liabilities  (2,300,929)  (17%)    N/A                -     -
  Gain on legal settlement                -     -      N/A         (225,000)   (2%)
                                -----------   ----   ------     -----------   ----
    Total costs and expenses     12,599,847    94%      10%      11,470,262   117%
                                -----------   ----   ------     -----------   ----

 Operating income (loss)            751,183     6%       *       (1,643,213)  (17%)

 Other income (expense):
   Interest expense              (1,664,242)  (12%)    156%        (651,253)   (7%)
   Related party interest exp.     (216,233)   (2%)     (2%)       (219,362)   (2%)
   Foreign currency
     exchange gains                  18,134     -       73%          10,486     -
                                -----------   ----   ------     -----------   ----
     Total other income
       (expense)                 (1,862,341)  (14%)    117%        (860,129)   (9%)
                                -----------   ----   ------     -----------   ----

 Loss from continuing
   operations                    (1,111,158)   (8%)    (56%)     (2,503,342)  (26%)

 Loss from discontinued
   operations                             -      -     N/A          (62,000)    -
                                -----------   ----   ------     -----------   ----
 Net loss                       $(1,111,158)   (8%)    (57%)    $(2,565,342)  (26%)
                                ===========   ====   ======     ===========   ====

 Loss per share:
   Basic and diluted loss
   per share
     Continuing operations      $     (0.03)                    $     (0.11)
     Discontinued operations              -                               -
                                -----------                     -----------
                                $     (0.03)                    $     (0.11)
                                ===========                     ===========


 * Not computed as compares positive versus negative amounts.


 Operating Revenues

 Our revenues increased from $9.8 million for fiscal 2005 to $13.4 million for fiscal 2006, a 36% increase, which is primarily attributable to the acquisition and inclusion of Telenational revenues since May 2006.

 Costs of Revenues

 Our costs of revenues as a percentage of revenues decreased from 78% for fiscal 2005 to 72% for fiscal 2006. This decrease as a percentage of revenues was primarily due to cost savings derived from the addition of alternative carrier sources brought to the Company through the Telenational acquisition. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

 Sales and Marketing Expenses

 A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by a small in-house sales and marketing organization.

 Our sales and marketing costs increased from 2% of revenues for fiscal
 2005 to 6% of revenues fiscal 2006. This increase is attributable to higher marketing costs and agent commissions attributed to Telenational during the current fiscal period. During fiscal 2006, we have focused our attention on increasing revenues through the efforts of our agents, and the marketing initiatives previously noted. We will continue to focus our sales and marketing efforts on web portal and magazine advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

 General and Administrative Expenses

 Our general and administrative expenses decreased from 33% of revenues for fiscal 2005 to 27% for fiscal 2006. General and administrative expenses only increased $369,000, or 11% during fiscal 2006 as compared to fiscal 2005, even with the addition of personnel and other costs related to the Telenational acquisition, because (i) the Company was able to quickly eliminate duplicate costs between the combined entities, (ii) bad debt expenses decreased significantly, and (iii) expenses were incurred in fiscal 2005 without corresponding amounts in fiscal 2006 related to warrants issued for services. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business; however it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of our general and administrative expenses.

 Net Reductions of Liabilities

 During fiscal 2006, the Company determined, based on a review of applicable statute of limitations regulations and/or current correspondence with vendors, that approximately $2,301,000 of liabilities, including $1,435,000 in carrier costs that were previously accrued, are no longer due and payable. Accordingly, this amount has been recorded as "Net reductions of liabilities" during fiscal 2006.

 Gain on Legal Settlement

 On July 20, 2004, we filed a suit against Q Comm International, Inc. ("Q Comm"), claiming damages resulting from the breach of a purchase agreement on the part of Q Comm relating to the sale of the Company's internally developed equipment for the prepaid telecommunications industry. During fiscal 2005, the Company entered into a Settlement and Release Agreement with Q Comm. The Agreement releases Q Comm from any and all claims in connection with the Company's lawsuit against Q Comm. In connection with the Settlement and Release Agreement, the Company agreed to a cash settlement of $225,000, which was received in fiscal 2005 and recorded this amount as a "Gain on legal settlement."

 Depreciation and Amortization

 Although a large portion of our assets still in use have become fully depreciated, depreciation and amortization costs increased (1) due to the assets acquired when we purchased Telenational in fiscal 2006 and (2) because we recorded $422,000 in amortization of customer lists during fiscal 2006 with no corresponding expense during fiscal 2005. A majority of our depreciation and amortization expense relates to the equipment utilized in our VoIP network.

 Interest Expense

 The increase in interest expense for fiscal 2006 as compared to fiscal
 2005 primarily resulted from the extension of the maturity dates of our convertible debt instruments with our third party and related party lenders, debt issued in connection with the acquisition of Telenational, and additional borrowings during fiscal 2006. Interest expense includes amortization of deferred financing fees and debt discount on our debts to to third-party lenders and related parties. Interest expense for fiscal 2006 and 2005 included interest expense of approximately $216,000 and $219,000, respectively, on our debt obligations to related parties.

 Income (loss) from discontinued operations

 Prior to fiscal 2005, we determined that we had a liability, incurred by a former operating subsidiary, to the State of Texas for sales taxes (including penalties and interest) totaling $1.1 million, which we accrued. In August 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1,162,000 including penalties and interest for state and local sales taxes. During fiscal 2005, we accrued an additional amount of $62,000. The State of Texas determined that we did not properly remit sales tax on certain transactions. Management believes that the amount due has been improperly assessed and will continue to pursue a lesser settlement amount, though we cannot assure you that this matter will be resolved in our favor.

 Liquidity and Sources of Capital

 To date we have been generally unable to achieve positive cash flow on a quarterly basis primarily due to the fact that our present lines of business do not generate a volume of business sufficient to cover our overhead costs. Our audit report includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

 Our major growth areas are anticipated to include the establishment of additional wholesale points of termination to offer our existing wholesale and retail customers, and the introduction of new retail VoIP products, primarily our new Rapid Link products both domestically and internationally. Our future operating success is dependent on our ability to generate positive cash flow from our VoIP and other lines of products and services. We anticipate a positive cash flow during the fiscal year ending October
 31, 2007. We do not have any capital equipment commitments during the next twelve months. We are actively pursuing debt or equity financing opportunities to continue our business. Any failure of our business plan, including the risk and timing involved in rolling out retail products to end users, could result in a significant cash flow crisis and could force us to seek alternative sources of financing as discussed, or to greatly reduce or discontinue operations. Although various possibilities for obtaining financing or effecting a business combination have been discussed from time to time, there are no agreements with any party to raise money or for us to combine with another entity and we cannot assure you that we will be successful in our search for investors or lenders. Any additional financing we may obtain may involve material and substantial dilution to existing stockholders. In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences or privileges senior to our current common stockholders.

 At October 31, 2006, we had a cash and cash equivalents $30,000, a decrease in cash and cash equivalents of $142,000 from the balance at October 31, 2005. We had working capital deficits at October 31, 2006 and 2005 of $4.7 million and $6.6 million, respectively.

 Net cash used in operating activities was $1,035,000 and $310,000 during fiscal 2006 and 2005, respectively. Net cash used in operating activities during fiscal 2006 was primarily due to a net loss from continuing operations of $1,111,000 adjusted for: non-cash interest expense of $1,447,000; depreciation and amortization of $748,000; bad debt expense of $136,000; loss on disposal of fixed assets of $57,000; offset by net reduction of liabilities of $2,301,000 and net changes in operating assets and liabilities of $11,000. During fiscal 2005, net cash used in operating activities was primarily due to a net loss from continuing operations of $2,503,000; non-cash interest expense of $526,000; depreciation and amortization of $557,000; bad debt expense of $365,000; common stock and warrants issued for services of $206,000; net changes in operating assets and liabilities of $548,000; offset by gain on settlement of liabilities of $9,000.

 Net cash used in investing activities was $300,000 and $32,000 during fiscal 2006 and 2005, respectively. Net cash used in investing activities during fiscal 2006 resulted from property and equipment purchases of $208,000 and payment of Telenational contingent purchase consideration of $250,000, offset by cash acquired in the Telenational acquisition of $158,000. Net cash used in investing activities during fiscal 2005 resulted from $27,000 of property and equipment purchases, and $15,000 in Integrated acquisition costs, offset by $10,000 in proceeds from the sale of fixed assets.

 Net cash provided by financing activities was $1,193,000 during fiscal 2006 compared to net cash used in financing activities of $72,000 during fiscal 2005. Net cash provided by financing activities during fiscal 2006 resulted from additional convertible debentures of $1,000,000, bank overdrafts of $101,000 and a net cash infusion of $300,000 from related parties, offset by debt and financing fee payments totaling $208,000. Net cash used in financing activities during fiscal 2005 resulted from payments on convertible debt.

 We have an accumulated deficit of approximately $50.0 million as of October 31, 2006 as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us. Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of October 31, 2006, in addition to our long-term debt obligations, we have approximately $717,000 of convertible debentures (net of debt discount of $343,000) and notes payable to related parties of approximately $623,000 which will mature within the next year, as well as a significant amount of trade payables and accrued liabilities that are past due. Although we were current on our debt obligations at October 31, 2006, the Company has suspended its monthly principal and interest payments to Apex Acquisitions, Inc., a related party, since that date. In addition, the remaining contingent purchase consideration of $250,000 owed to Apex Acquisitions, Inc. was past due at October 31, 2006. We continue to explore external financing opportunities that will allow us to either convert our outstanding debt obligations into the new financing and/or pay down a portion or all of the amounts now due. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. However, if we are unable to obtain additional financing or extend the due date on current financing, our operations and financial condition in the short term may be materially affected, and we may not be able to remain in business. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

 Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Telenational and the subsequent consolidation of operating facilities into one operational facility.
 We do not plan significant capital expenditures during fiscal 2007.

 Debt Facilities and Equity Financing

 The Company has various debt obligations as of October 31, 2006 and 2005, including amounts due to independent institutions and related parties.
 Descriptions of these debt obligations are included below. The following table summarizes outstanding debt as of October 31, 2006:

                              Information as of October 31, 2006
------------------------------------------------------------------------------------------
                                               Int.
  Brief Description of Debt       Balance      Rate     Due Date    Discount        Net
------------------------------------------------------------------------------------------
 Convertible notes, current
 --------------------------
      GC-Conote2                $     60,000     0%     3/30/2007  $   10,000  $    50,000
      Debentures                   1,000,000    10%      3/8/2007     333,333      666,667

 Related party notes, current
 ----------------------------
      Demand Note                    300,000     8%     on demand           -      300,000
      APEX Note 2                    322,633     8%     7/15/2007           -      322,633

 Convertible notes, long-term
 ----------------------------
      GCA-Debenture                  430,000     6%     11/1/2007           -      430,000
      GCA-Debenture                  552,457     6%     11/1/2007       4,247      548,210
      GC-Conote                    1,250,000   10.08%   2/28/2008     606,061      643,939

 Related party conv. notes, long-term
 ------------------------------------
      Notes (Executives)           1,905,078    10%     2/28/2008      44,120    1,860,958

 Related party note, long-term
 -----------------------------
      APEX Note 1                  1,000,000     8%     11/5/2007           -    1,000,000

 GCA-Debentures

 The Company has two 6% convertible debentures (the "GCA-Debentures") with GCA Strategic Investment Fund Limited ("GCA"). The GCA-Debentures are secured by the Company's VoIP technology and certain equipment. The Company issued to the holder of the GCA-Debentures warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. In connection with an agreement to extend the maturity date of the GCA-Debenture, the Company issued to GCA warrants to purchase an additional 100,000 shares of common stock also at an exercise price of $0.21 per share, which expire on February 8, 2008.

 On June 1, 2005, the Company and GCA agreed to extend the maturity date of the two GCA-Debentures. The maturity dates were extended to November 26, 2005. In connection with the extension, the Company issued GCA warrants to acquire 110,000 shares of common stock at an exercise price of $0.11 and 300,000 warrants to acquire the Company's common stock at an exercise price of $0.38. These warrants expire in June 2010. The Company recorded $163,151 as debt discount, representing the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the convertible debenture. In addition, the Company issued to GCA 140,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company recorded debt discount which is being amortized over the extension period of the convertible debenture.

 On September 14, 2006, the Company and GCA amended the GCA-Debentures to extend the maturity date of the GCA-Debentures to November 1, 2007, and stipulate that the conversion price of the Company's common stock is not to be lower than $0.10 and not to exceed $0.25. In connection with the amendment, the Company re-priced all warrants held by GCA to an exercise price of $0.05 and extended the maturity of the warrants to June 1, 2010. Incremental debt discount amounts associated with the fiscal 2006 amendments were not material. During fiscal 2006 and 2005, GCA converted GCA-Debenture debt and accrued interest of approximately $31,000 and $43,000, respectively, into approximately 407,000 and 352,000 shares, respectively, of common stock.

 GC-Note, GC-Conote and GC-Conote2

 In November 2002, the Company executed a 12% note payable secured by certain compression equipment (the "GC-Note") with Global Capital Funding Group, L.P., ("Global") The Company issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007.

 On June 1, 2005, the Company and Global agreed to extend the maturity date of the GC-Note to February 29, 2008. In connection with the extension, the GC-Note was converted to a 10.08% Convertible Note ("GC-Conote"). The conversion price is equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Conote in accordance with EITF 98-5 and EITF 00-27 and recorded $1,013,032 as debt discount. This debt discount is being amortized over the life of the GC-Conote. The Company also issued to the holder of the GC-Conote warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.38, and 125,000 warrants to purchase common stock at $0.11 per share, both warrants expiring in June 2010. The Company recorded $200,498 as debt discount, the relative fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the life of the GC-Conote. In addition, the Company issued to Global 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. The Company recorded $36,469 as debt discount, the relative fair value of the stock issued, which it is amortizing over the life of the GC-Conote.

 On September 14, 2006, the Company and Global amended the GC-Conote to extend the maturity date of the GC-Conote to November 1, 2007, and stipulate that the conversion price of the Company's common stock is not to be lower than $0.10 and not to exceed $0.25. In connection with the amendment, the Company re-priced all warrants held by GCA to an exercise price of $0.05 and extended the maturity of the warrants to June 1, 2010. Incremental discount debt amounts associated with the fiscal 2006 amendments were not material.

 In connection with the extension of the maturity date of the GC-Note, the interest due on the GC-Note of approximately $350,000 as of May 31, 2005, was converted to a $400,000 non-interest bearing convertible note payable (the "GC-Conote2) to Global. The GC-Conote2 requires quarterly payments of $50,000 on the last day of March, June, September and December of each year until the March 31, 2007 maturity date, commencing on June 30, 2005. In addition, the GC-Conote2 provides for conversion based on a conversion price equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty trading days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Conote2 in accordance with EITF 98-5 and EITF 00-27 and recorded approximately $350,000 as debt discount. This debt discount is being amortized over the life of the GC-Conote2. The approximate $50,000 difference between the accrued interest at May 31, 2005 and the value of the GC-Conote2 represents a financing fee and was recorded as debt discount and is being amortized over the life of the GC-Conote2. During fiscal 2006 and 2005, GCA elected to convert $165,000 of the GC-Conote2 into approximately 2,303,000 shares of common stock and $75,000 of the GC-Conote into approximately 656,000 shares of common stock, respectively.

 Debentures

 On March 8, 2006, the Company completed a private placement of two one-year 10% convertible debentures ("Debentures"), for gross proceeds of $1,000,000 maturing March 8, 2007. The Debentures are secured by assets of the Company not already secured by the GCA or Global notes. In connection with the Debentures, the Company agreed to issue the investors a total of 2,000,000 immediately exercisable five-year warrants to purchase the Company's common stock at an exercise price of $0.14 for 1,000,000 warrants, and $0.25 for an additional 1,000,000 warrants. The Company paid $44,150 in financing fees in connection with the debentures which were recorded as a discount on the debentures. Additionally, in connection with these Debentures, the Company recorded debt discount of $955,850 related to the fair value of warrants issued and the related beneficial conversion feature that it is amortizing over the life of the Debentures. The fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of three years.

 Related Party Notes

 The Company executed 10% convertible notes (the "Notes") with three executives (the "Executives") of the Company. Two of the Executives subsequently resigned from the Company and one remains on the Company's Board of Directors. The Note held by the director was paid in full during fiscal 2005. The Notes are secured, on a subordinated basis to the holders of the Debentures, by assets of the Company not already secured by the GCA or Global notes. Each Note is convertible into the Company's common stock at the option of the holder at any time. The Company issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expired on October 24, 2006, warrants to acquire an additional 102,432 shares of common stock at an exercise price of $0.75, which expire on January 28, 2007, warrants to acquire an additional 300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007.

 On July 21, 2005, the Company and the Executives agreed to extend the maturity date of the Notes to February 29, 2008. In connection with the extension, the Company issued to the three executives warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The Company recorded $88,238 as debt discount, the fair value of the warrants on July 21, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the Notes. During fiscal 2005, holders of the Notes elected to convert $467,500 of the Notes into 3,740,000 shares of common stock. The Company recorded debt discount amortization, which is recorded as related party interest expense, of $33,000 and interest expense of $100,000 on these Notes during fiscal 2006.

 During fiscal 2006, the Company's Chief Executive Officer, John Jenkins, advanced funds to the Company in the aggregate amount of $550,000 which was repaid in full using proceeds from the Debentures financing. On September 18, 2006, Mr. Jenkins advanced an additional $300,000 to the Company, which is classified as a current demand note (the "Demand Note"). On September 14, 2006, Mr. Jenkins agreed to covert all unpaid interest on his Note in the amount of $901,688 to the principal balance of his Note under the same terms as the existing Note. The Company recorded interest expense during fiscal 2006 of $25,000 on Mr. Jenkins' additional fiscal 2006 debt, which includes interest on the amount converted to principal and the Demand Note.

 On May 5, 2006 the Company acquired the stock of Telenational. As a component of the total purchase price, an 18-month note payable in the amount of $1,000,000 bearing 8% interest annually ("APEX Note 1") was issued to the seller of Telenational, Apex Acquisitions, Inc. ("APEX").
 The Company's Chief Financial Officer, Chris Canfield, is the majority shareholder of APEX. This Note is secured by 100% of the Telenational common stock. The Company recorded $40,000 in interest expense on APEX Note 1 during fiscal 2006.

 On July 15, 2006, in conjunction with, but unrelated to the total purchase consideration paid for Telenational, the Company issued a note payable to APEX in the amount of $436,560 ("APEX Note 2"). This note bears interest at 8% annually. This Note is repayable in 12 equal monthly payments of principal and interest, until fully satisfied in July 2007. The Company recorded $18,000 in interest expense on APEX Note 2 during fiscal 2006.Although the Company was current in its payments at October 31, 2006, the Company has suspended its monthly payments to APEX since that date.

 Contractual Obligations

 The Company leases office space under operating leases that run through Jun 2011. In addition, we have numerous debt obligations outstanding. Contractual obligations as of October 31, 2006 are as follows:

                             Payments Due By Period

                          Less than                        More than
                           1 year     1-3 years  3-5 years  5 years     Total
                         ----------  ----------  ---------  -------  ----------
 Contractual Obligations:
  Debt Obligations       $1,683,000  $5,137,000  $       -  $     -  $6,820,000
  Operating leases          197,000     404,000     90,000        -     691,000
                          ---------   ---------  ---------  -------   ---------
 Total                   $1,880,000  $5,541,000  $  90,000  $     -  $7,511,000
                         ==========  ==========  =========  =======  ==========

                        Item 7.  Financial Statements.

 The information required by Item 7 of this Report is presented following
 Item 14, beginning on page F-1.

            Item 8.  Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure.

 None.

                      Item 8A.  Controls and Procedures.

 As of the fiscal year ended October 31, 2006, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

 There have been no changes, significant or otherwise, in our internal controls over financial reporting, that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                         Item 8B.  Other Information.

 None.

                                   PART III

   Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

 The following table sets forth certain information regarding our executive officers and directors.

           Name             Age         Position with the Company
 -----------------------    ---    -----------------------------------
 John A. Jenkins             45    Chairman, Chief Executive Officer,
                                     Secretary and Director
 Christopher J. Canfield     46    President, Chief Financial Officer,
                                     Treasurer and Director
 Michael P. Prachar          37    Chief Operating Officer
 David R. Hess               45    Director
 Lawrence J. Vierra          61    Director
 Robert M. Fidler            68    Director

 JOHN A. JENKINS has served as our Chairman of the Board and Chief Executive Officer since October 2001, served as our President from December 1999 until July 2005, and has served as a director since December 1999. Mr. Jenkins has also served as the President of DTI Com, Inc., one of our subsidiaries, since November 1999. In May 1997, Mr. Jenkins founded Dial Thru International Corporation (subsequently dissolved in November 2000), and served as its President and Chief Executive Officer until joining us in November 1999. Prior to 1997, Mr. Jenkins served as the President and Chief Financial Officer for Golden Line Technology, a French telecommunications company. Prior to entering the telecommunications industry, Mr. Jenkins owned and operated several software, technology and real estate companies. Mr. Jenkins holds degrees in physics and business/economics from UCLA.

 CHRISTOPHER J. CANFIELD was elected to our Board of Directors in May 2006, and has served as our Chief Financial Officer since May 2006 and President since November 2006. Mr. Canfield served as President and CEO of Telenational Communications, Inc. from April 1998 until its acquisition by Rapid Link in May 2006. Mr. Canfield has more than 15 years of experience working in the telecommunications marketplace, and co-founded Resource Communications, Inc. and Intercontinental Exchange, Inc. in 1995 and 1998 respectively, both of which were subsequently acquired by major telecommunications companies. Mr. Canfield holds a BS degree in Business Administration and Marketing from California State University Hayward.

 MICHAEL P. PRACHAR has served as Chief Operating Officer since May 2006. Mr. Prachar served as Vice President and Chief Operating Officer of Telenational Communications, Inc. from April 1998 until its acquisition by Rapid Link in May 2006. Mr. Prachar has been involved in the telecommunications industry since 1992 and has practical experience in most related aspects, including equipment service, sales, marketing, management and information technology.

 DAVID R. HESS was elected to our Board of Directors in May 2002 and served as our President from July 2005 until October 2006. Mr. Hess was instrumental in orchestrating the Integrated and Telenational acquisitions. Prior to joining us, Mr. Hess was the Managing Partner of RKP Steering Group, a company he co-founded in August 2003. From November 2001 until December 2002, Mr. Hess served as the Chief Executive Officer and President, North America of Telia International Carrier, Inc. Prior to joining Telia, Mr. Hess was part of a turnaround team hired by the board of directors of Rapid Link, Incorporated. He served as the Chief Executive Officer and as a director of Rapid Link, Incorporated from August 2000 until September 2001. Mr. Hess received a BA in Communications with a Minor in Marketing from Bowling Green State University.

 LAWRENCE J. VIERRA has served as one of our directors since January 2000, and from that time through October 2004, served as our Executive Vice President. Currently, Mr. Vierra is a professor at the University of Las Vegas. From 1995 through 1999, Mr. Vierra served as the Executive Vice President of RSL Com USA, Inc., an international telecommunications company, where he was primarily responsible for international sales. Mr. Vierra has also served on the board of directors and executive committees of various telecommunications companies and he has extensive knowledge and experience in the international sales and marketing of telecommunications products and services. Mr. Vierra holds degrees in marketing and business administration.

 ROBERT M. FIDLER has served as one of our directors since November 1994.
 Mr. Fidler joined Atlantic Richfield Company (ARCO) in 1960, was a member of ARCO's executive management team from 1976 to 1994 and was ARCO's manager of New Marketing Programs from 1985 until his retirement in 1994. Mr. Fidler has both a bachelor's and master's degree.

 Meetings of the Board of Directors

 Our Board of Directors held four meetings during the fiscal year ended October 31, 2006. The Board of Directors has two standing committees:
 an Audit Committee and a Compensation Committee. There is no standing nominating committee. Each of the directors attended the meeting of the Board of Directors and all meetings of any committee on which such director served.

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

 Audit Committee

 The Audit Committee is comprised of two non-employee directors, Robert M. Fidler and Lawrence J. Vierra. The Audit Committee makes recommendations to our Board of Directors or management concerning the engagement of our independent public accountants and matters relating to our financial statements, our accounting principles and our system of internal accounting controls. The Audit Committee also reports its recommendations to the Board of Directors as to approval of financial statements. The Audit Committee held four meetings during the fiscal year ended October 31, 2006.

 Compliance with Section 16(a) of the Securities Exchange Act of 1934

 Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of our Company. Officers, directors and greater than 10% stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file. Based solely on the review of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended October 31, 2006, our executive officers, directors and all persons who own more than 10% of our common stock complied with all
 Section 16(a) requirements.

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

                      Item 10.  Executive Compensation.

 The following table summarizes compensation we paid for services rendered to our Company during the fiscal years ended October 31, 2006, 2005 and 2004 to our chief executive officer, any executive officer with a total salary and bonus exceeding $100,000 during fiscal 2006, and all other executive officers as of October 31, 2006 (the "Named Executive Officers").

                                Annual Compensation       Long-Term Compensation
                          ------------------------------- ----------------------
        Name and                 Salary  Bonus All Other  Securities Underlying
   Principal Position     Year   ($)(1)   ($)  Comp. (2)       Options (#)
 -----------------------  ----  -------  ----- ---------  ----------------------
 John A. Jenkins          2006  150,000   -0-      -0-             -0-
 Chairman and Chief       2005  150,000   -0-      -0-             -0-
 Executive Officer        2004  150,000   -0-      -0-           100,000

 David R. Hess            2006  135,000   -0-    15,000            -0-
 President                2005   40,000   -0-    10,000            -0-

 Christopher J. Canfield  2006  150,000   -0-      -0-             -0-
 President and Chief
 Financial Officer

 Michael P. Prachar       2006  150,000   -0-      -0-             -0-
 Chief Operating Officer

 -----------------------
 (1) Messers. Canfield and Prachar earn an annual salary of $150,000, but did not receive this amount from Rapid Link during fiscal 2006 as they were executive officers of Telenational, which was acquired in May 2006. No other person that served as an executive officer during fiscal 2006 earned a total salary and bonus exceeding $100,000 during fiscal 2006.
 (2) This amount consists of an automobile allowance for Mr. Hess.


 The following table sets forth information regarding stock option exercises by Named Executive Officers during fiscal 2006, along with option values as of October 31, 2006.

                   Aggregated Option Exercises in Last Fiscal Year
                          and Fiscal Year-End Option Values
 ---------------------------------------------------------------------------------------------
                                                  Number of
                                            Securities Underlying      Value of Unexercised
                     Shares                  Unexercised Options       In-The-Money Options
                   Acquired on   Value      at Fiscal Year-End (#)   at Fiscal Year-End ($)(2)
                    Exercise    Realized  -------------------------  -------------------------
      Name             (#)       ($)(1)   Exercisable Unexercisable  Exercisable Unexercisable
 ----------------  -----------  --------  ----------- -------------  ----------- -------------
 John A. Jenkins.      -0-        -0-       100,000        -0-          -0-           -0-
 Christopher J.
  Canfield.......      -0-        -0-         -0-          -0-          -0-           -0-
 Michael P.
  Prachar........      -0-        -0-         -0-          -0-          -0-           -0-

 -----------------
 (1) Value realized is calculated based on the difference between the fair market value of the shares acquired and the exercise prices of the exercised options.

 (2) Dollar value of unexercised in-the-money options represents the positive spread between the exercise price of the option and the fair market value of the underlying shares based on the closing stock price of our common stock on October 31, 2006, which was $0.07 per share.
 In-the-money options include only those options where the fair market value of the stock is higher than the exercise price of the option on the date specified. The actual value, if any, an executive realizes on the exercise of options will depend on the fair market value of our common stock at the time of exercise.

 Compensation of Directors

 Directors are not compensated for attending Board and committee meetings, though our directors are allowed to participate in our Equity Incentive Plan for services rendered to the Company as a director.

 Compensation Committee Interlocks and Insider Participation

 None of our executive officers or directors serves as members of the board of directors or compensation committee of any other entity, which has one or more executive officers serving as a member of our board of directors. The Compensation Committee is comprised of two non-employee directors, Robert M. Fidler and Lawrence J. Vierra.

          Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2006 by (i) each stockholder known by us to beneficially own five percent or more of the Company's outstanding common stock, (ii) each of our current directors,
 (iii) each Named Executive Officer and (iv) all of our executive officers and directors as a group. Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned. The percentages in this table are based on 29,297,183 outstanding shares of the Company's common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock underlying options or warrants held by that person that will be exercisable within 60 days of December 31, 2006, are deemed to be outstanding. Such shares, however, are not deemed to be outstanding for the purpose of computing the ownership of any other person.

                                                Number of
 Beneficial Owner                                 Shares         Percent
 ------------------------------------           ----------       -------
 Apex Acquisitions, Inc. (1)                    19,175,000        37.47%
 P.O. Box 8658
 Breckenridge, CO  80424

 John A. Jenkins (2)                            41,390,499        50.75%
 David R. Hess (3)                               1,015,000         1.95%
 Lawrence J. Vierra (4)                          1,442,708         2.78%
 Robert M. Fidler (5)                               29,000            *
 Christopher J. Canfield (1)                             -            *
 Michael P. Prachar (1)                                  -            *
 All Executive Officers and Directors
   as a group (6 persons) (6)                   63,052,207        75.74%

 --------------
 * Reflects less than one percent.

 (1) Consists of shares issued by the Company to Apex Communications, Inc., which is 70% owned by Mr. Canfield and 30% owned by Mr. Prachar, for all shares of Telenational Communications, Inc. common stock.
 (2) Includes (i) 11,000,000 shares held directly, (ii) 100,000 shares of common stock which may be acquired through the exercise of options,
     (iii) 2,728,391 shares of common stock which may be acquired through the exercise of warrants, and (iv) 27,562,108 shares of common stock which may be acquired through the conversion of a convertible note (shares from conversion calculated using the closing bid share price at December 31, 2006 of $0.07); all of which are exercisable or convertible within 60 days of December 31, 2006.
 (3) Includes (i) 15,000 shares of common stock, which may be acquired through the exercise of options and (ii) 1,000,000 shares of common stock which may be acquired through the exercise of warrants; all of which are exercisable within 60 days of December 31, 2006.
 (4) Includes (i) 795,000 shares held directly, (ii) 5,000 shares of common stock, which may be acquired through the exercise of options,
     (iii) 130,000 shares of common stock which may be acquired through the exercise of warrants and (iv) 512,708 shares of common stock which may be acquired through the conversion of a convertible note (shares from conversion calculated using the closing bid share price at December 31, 2006 of $0.07); all of which are exercisable or convertible within 60 days of December 31, 2006.
 (5) Includes (i) 4,000 shares held directly and (ii) 25,000 shares of common stock, which may be acquired through the exercise of options which are exercisable within 60 days of December 31, 2006.
 (6) Includes 19,175,000 shares of common stock owned by Apex
     Acquisitions, Inc., which is 100% owned by executive officers of the Company.

 Equity Compensation Plans

 The following table sets forth, as of October 31, 2006, certain information related to the Company's compensation plans under which shares of our common
 stock are authorized for issuance.                                                               Number of Securities


                                                                 Remaining Available
                     Number of Securities                        For Future Issuance
                         to be Issued                               Under Equity
                         upon Exercise      Weighted-Average      Compensation Plans
                     Outstanding Options   Exercise Price of  (Excluding Securities)
                     Warrants and Rights  Outstanding Options,      Reflected in
    Plan Category         (column a)      Warrants and Rights      in column (a))
 ------------------- -------------------- -------------------- ---------------------
 Equity compensation
 plans approved
 by securityholders      1,242,500 (1)            $0.12             2,757,500 (2)

 Equity compensation
 plans not approved
 by securityholders              -                 n/a                      -
                         ---------                -----             ---------
 Total                   1,242,500                $0.12             2,757,500
                         =========                =====             =========
 -------------------
   (1) Includes outstanding options granted pursuant to the Company's 2002
       Equity Incentive Plan.
   (2) Includes shares remaining available for future issuance under the
       Company's 2002 Equity Incentive Plan.

 The Company's 2002 Equity Incentive Plan (the "Equity Incentive Plan"), as amended, authorizes the Board of Directors to grant options to purchase up to 4,000,000 shares of the Company's common stock. The maximum number of shares of common stock that may be issuable under the Equity Incentive Plan to any individual plan participant is 1,000,000 shares. All options granted under the Equity Incentive Plan have vesting periods up to a maximum of five years. The exercise price of an option granted under the Equity Incentive Plan shall not be less than 85% of the fair value of the common stock on the date such option is granted.

 The Company's 1990 Stock Option Plan (the "Option Plan"), as amended, authorized the Board of Directors to grant options to purchase up to 2,300,000 shares of the Company's common stock. No options were to be granted to any individual director or employee, which when exercised, would exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the 1990 Stock Option Plan was fixed by the Board of Directors at the time the options were granted, provided that the exercise period was not to be longer than 10 years from the date of grant. All options granted under the 1990 Stock Option Plan have up to 10-year terms and have vesting periods that range from 0 to three years from the grant date. The exercise price of any options granted under the 1990 Stock Option Plan is the fair market value at the date of grant. Subsequent to the adoption of the Incentive Plan, no further options will be granted under the Option Plan.

          Item 12.  Certain Relationships and Related Transactions,
                          and Director Independence.

 In October 2001, we issued 10% convertible notes (the "Notes") to two of our executive officers and one director (the "Related Parties"), each of whom was also a director, who provided financing to our Company in the aggregate principal amount of $1,945,958. The Notes were issued as follows: (i) a note in the principal amount of $1,745,958 to John Jenkins, our Chief Executive Officer; (ii) a note in the principal amount of $100,000 to our former Executive Vice President and Chief Financial Officer; and (iii) a note in the principal amount of $100,000 to Lawrence Vierra, a director. With an original maturity date of October 24, 2003, these Notes were amended to mature on February 24, 2004. Each Note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of the holder at any time. The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion. We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.75 per share, which warrants expire on October 24, 2006.

 In January and July 2002, the Notes issued to Mr. Jenkins were amended to include additional advances in the aggregate principal amount of $402,443. We also issued to Mr. Jenkins two warrants to acquire an additional 102,443 and 300,000 shares of common stock, respectively, at an exercise price of $0.75, which warrants expire on January 28, 2007 and July 8, 2007, respectively.

 On July 21, 2005, our Company and the Related Parties agreed to extend the maturity date of the Notes to February 29, 2008. In connection with the extension, we issued to the Related Parties warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. In September 2005 and 2004, respectively, the holders of the Notes converted a total aggregate of $467,500 and $877,500, respectively, of the outstanding principal into an aggregate of 3,740,000 and 6,750,000, respectively, of shares of common stock. On September 14, 2006, Mr. Jenkins agreed to convert all unpaid interest on his Note in the amount of $901,688 to the principal balance of his Note. The outstanding balance of these Notes, including the converted interest amount, was $1,905,078 at October 31, 2006.

                             Item 13.  Exhibits.

 Exhibits

 The following is a list of all exhibits filed with this Report, including those incorporated by reference.

 2.1 Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc. and US Communications Services, Inc. (filed as
 Exhibit 2.1 to Form 8-K dated January 30, 1998 (the "USC 8-K"), and incorporated herein by reference)

 2.2 Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as Exhibit 10.1 to Form 8-K dated January 15, 1998 (the "USC Rescission 8-K"), and incorporated herein by reference)

 2.3 Asset Purchase Agreement by and among Affiliated Computed Services, Inc., Canmax and Canmax Retail Systems, Inc. dated September 3, 1998 (filed as Exhibit 10.1 to the Company's Form 8-K dated December 7, 1998 and incorporated herein by reference)

 2.4 Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom & Technologies, Inc., Dial Thru International Corporation, a Delaware corporation, Dial Thru International Corporation, a California corporation, and John Jenkins (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated November 2, 1999 and incorporated herein by reference)

 2.5 Stock and Asset Purchase Agreement, dated as of September 18, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.1 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.6 First Amendment to Stock and Asset Purchase Agreement, dated as of September 21, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.2 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.7 Second Amendment to Stock and Asset Purchase Agreement, dated as of October 12, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.3 to the Company's Form 8-K dated October 29, 2001 and incorporated herein by reference)

 2.8 Third Amendment to Stock and Asset Purchase Agreement, dated as of October 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.4 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

 2.9 Fourth Amendment to Stock and Asset Purchase Agreement, dated as of November 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.5 to the Company's Form 8-K dated December 28, 2001 and incorporated herein by reference)

 2.10 Asset Purchase Agreement, dated as of October 25, 2005, by and between Integrated Communications, Inc. and Dial Thru International Corporation (filed as Exhibit 2.5 to the Company's Form 8-K dated October 31, 2005 and incorporated herein by reference)

 3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 (the "1999 Form 10-K") and incorporated herein by reference)

 3.2 Amended and Restated Bylaws of Dial Thru International Corporation (filed as Exhibit 3.2 to the 1999 Form 10-K and incorporated herein by reference)

 3.3 Amendment to Certificate of Incorporation dated January 11, 2005 and filed with the State of Delaware on January 13, 2005 (filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and incorporated herein by reference)

 3.4 Amendment to Certificate of Incorporation dated October 28, 2005 and filed with the State of Delaware on November 1, 2005 (filed as Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2005 and incorporated herein by reference)

 4.1 Securities Purchase Agreement issued January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.1 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.2 Registration Rights Agreement dated January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.2 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.3 6% Convertible Debenture of Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.3 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.4 Common Stock Purchase Warrant dated January 28, 2002 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.4 to the Company's Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

 4.5 Securities Purchase Agreement issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as
 Exhibit 4.1 to the Company's Form 8-K filed on September 23, 2003, and incorporated herein by reference)

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

 4.18 Securities Purchase Agreement dated March 8, 2006 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.1 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

 4.19 10% Secured Convertible Debenture dated March 8, 2006 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

 4.20 Common Stock Purchase Warrant dated March 8, 2006 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.3 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

 4.21 Security Agreement dated March 8, 2006 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.4 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

 4.22 Subordination Agreement dated March 8, 2006 between Rapid Link, Incorporated Charger Investments, LLC and Trident Growth Fund, L.P. (filed as Exhibit 4.5 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

 4.23 Securities Purchase Agreement dated March 8, 2006 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.6 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

 4.24 10% Secured Convertible Debenture dated March 8, 2006 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.7 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

 4.25 Common Stock Purchase Warrant dated March 8, 2006 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.8 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

 4.26 Security Agreement dated March 8, 2006 between Rapid Link Incorporated and Charger Investments, LLC (filed as Exhibit 4.9 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

 10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523 (the "Form S-3"), and incorporated herein by reference)

 10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K dated October 31, 1998, and incorporated herein by reference)

 10.3 Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins (filed as Exhibit 4.3 to the 2000 Form 10-K and incorporated herein by reference)

 10.4 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 10.1 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

 10.5 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 10.2 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

 10.6 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 10.3 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

 10.7 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Incorporated and GCA Strategic Investment Fund Limited dated November 2, 2005 (filed as Exhibit 10.1 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

 10.8 Stock Purchase Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 3, 2006 (filed as Exhibit 10.1 to the Company's Form 8-K filed on May 9, 2006, and incorporated herein by reference)

 10.9 Amendment No. 1 to Stock Purchase Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 5, 2006 (filed as
 Exhibit 10.2 to the Company's Form 8-K filed on May 9, 2006, and incorporated herein by reference)

 10.10 Stock Pledge Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 5, 2006 (filed as Exhibit 10.3 to the Company's Form 8-K filed on May 9, 2006, and incorporated herein by reference)

 10.11 Secured Recourse Promissory Note dated as of May 5, 2006 made by Rapid Link, Incorporated in favor of Apex Acquisitions, Inc. (filed as Exhibit
 10.4 to the Company's Form 8-K filed on May 9, 2006, and incorporated herein by reference)

 10.12 Fifth Allonge to 10% Convertible Note of Dial Thru International Corporation in favor of John Jenkins, dated September 14, 2006 (filed as
 Exhibit 10.1 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

 10.13 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and GCA Strategic Investment Fund Limited dated September 14, 2006 (filed as Exhibit
 10.2 to the Company's Form 8-K filed on September 20, 2006, and incorporated herein by reference)

 10.14 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and Global Capital Funding Group, L.P. dated September 14, 2006 (filed as
 Exhibit 10.3 to the Company's Form 8-K filed on September 20, 2006, and incorporated herein by reference)

 10.15 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and GCA Strategic Investment Fund Limited dated August 15, 2006 (filed as Exhibit
 10.4 to the Company's Form 8-K filed on September 20, 2006, and incorporated herein by reference)

 10.16 Amendment Number 3 to 6% Convertible Debenture between GCA Strategic Investment Fund Limited and Rapid Link, Incorporated, formerly known as Dial Thru International Corporation dated September 14, 2006 (filed as Exhibit
 10.5 to the Company's Form 8-K filed on September 20, 2006, and incorporated herein by reference)

 10.17 Amendment Number 4 to 6% Convertible Debenture between GCA Strategic Investment Fund Limited and Rapid Link, Incorporated, formerly known as Dial Thru International Corporation dated September 14, 2006 (filed as Exhibit
 10.6 to the Company's Form 8-K filed on September 20, 2006, and incorporated herein by reference)

 10.18 Amendment Number 1 to Secured Promissory Note due February 28, 2008 between Global Capital Funding Group, L.P. and Rapid Link, Inc., formerly known as Dial Thru International Corporation dated September 14, 2006 (filed as Exhibit 10.7 to the Company's Form 8-K filed on September 20, 2006, and incorporated herein by reference)

 10.19 Amendment Number 1 to Secured Promissory Note due March 30, 2007 between Global Capital Funding Group, L.P. and Rapid Link, Inc., formerly known as Dial Thru International Corporation dated September 14, 2006 (filed as Exhibit 10.8 to the Company's Form 8-K filed on September 20, 2006, and incorporated herein by reference)

 14.1 Code of Business Conduct and Ethics for Employees, Executive Officers and Directors (filed as Exhibit 14.1 to the 2003 Form 10-K and incorporated herein by reference)

 21.1 Subsidiaries of the Registrant (filed herewith)

 23.1 Consent of Independent Registered Public Accounting Firm (filed herewith)

 31.1 Certificate of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

 31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

 32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

 32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

              Item 14.  Principal Accountant Fees and Services.

 Audit Fees

 The aggregate fees billed by KBA Group LLP for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in the Company's Forms 10-QSBs, including services related thereto, were $108,640 and $97,597 for fiscal 2006 and 2005, respectively.

 Audit-Related Fees

 The aggregate audit-related fees billed by KBA Group LLP for fiscal 2006 were $41,045, which related to professional services rendered for the audit of Telenational Communications, Inc., reviews of interim financial statements and review of the Form 8-K and pro forma related to the Telenational Communications, Inc. acquisition. There were no audit-related fees billed by KBA Group LLP during fiscal 2005.

 Tax Fees

 The aggregate fees billed by KBA Group LLP for professional services rendered for tax compliance, tax advice and tax planning were $12,000 and $17,290 for fiscal 2006 and 2005, respectively. The services comprising the fees reported as "Tax Fees" included tax return preparation and consultation regarding various tax issues.

 All Other Fees

 There were no other fees billed by KBA Group LLP during fiscal 2006 and 2005.

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             RAPID LINK, INCORPORATED
                                             (Registrant)


                                                 /s/ JOHN A. JENKINS
                                             ---------------------------
                                                   John A. Jenkins
                                                Chairman of the Board
                                             and Chief Executive Officer

     Date: January 29, 2007



 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                           TITLE                      DATE
 ---------------------------  -----------------------------   ----------------

 /s/ JOHN A. JENKINS          Chairman of the Board,          January 29, 2007
 -----------------------      Chief Executive Officer,
 John A. Jenkins              Secretary and Director
                              (principal executive officer)

 /s/ CHRISTOPHER J. CANFIELD  President, Chief Financial      January 29, 2007
 ---------------------------  Officer, Treasurer and Director
 Christopher J. Canfield      (principal financial and
                              principal accounting officer)

 /s/ LAWRENCE J. VIERRA       Director                        January 29, 2007
 ---------------------------
 Lawrence J. Vierra


 /s/ ROBERT M. FIDLER         Director                        January 29, 2007
 ---------------------------
 Robert M. Fidler


 /s/ DAVID R. HESS            Director                        January 29, 2007
 ---------------------------
 David R. Hess

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS


       Consolidated Financial Statements:                            Page

         Report of Independent Registered Public Accounting Firm      F-2

         Consolidated Balance Sheets at October 31, 2006 and 2005     F-3

         Consolidated Statements of Operations for the fiscal
         years ended October 31, 2006 and 2005                        F-4

         Consolidated Statement of Shareholders' Deficit for
         the fiscal years ended October 31, 2006 and 2005             F-5

         Consolidated Statements of Cash Flows for the fiscal
         years ended October 31, 2006 and 2005                        F-6

         Notes to Consolidated Financial Statements                   F-7

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
           -------------------------------------------------------

 To the Board of Directors and Shareholders of Rapid Link, Incorporated


 We have audited the accompanying consolidated balance sheets of Rapid
 Link, Incorporated and subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rapid Link, Incorporated and subsidiaries as of October 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
 Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations during each of the last two fiscal years. Additionally, at October 31, 2006, the Company's current liabilities (which includes significant amounts of past due payables) exceeded its current assets by $4.7 million and the Company has a shareholders' deficit totaling $2.6 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as they relate to these issues are also explained in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ KBA GROUP LLP
 Dallas, Texas
 January 29, 2007

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              October 31,
                                                        -----------------------
                                                           2006         2005
                                                        ----------   ----------
                                                                     (restated)
                   ASSETS

 Current assets:
   Cash and cash equivalents                           $    30,136  $   172,164
   Trade accounts receivable, net of allowances
     of $99,666 and $427,099, respectively               1,400,568      564,039
   Prepaid expenses                                        204,335       35,140
   Other current assets                                     16,382      129,838
                                                        ----------   ----------
     Total current assets                                1,651,421      901,181
                                                        ----------   ----------

 Property and equipment, net                               379,027      353,726
 Customer lists, net                                     3,222,142      144,285
 Goodwill                                                2,868,461    1,796,917
 Other assets                                              121,286       74,758
                                                        ----------   ----------
     Total Assets                                      $ 8,242,337  $ 3,270,867
                                                        ==========   ==========

    LIABILITIES AND SHAREHOLDERS' DEFICIT

 Current liabilities:
   Bank overdrafts                                     $   101,097  $         -
   Trade accounts payable                                2,203,072    3,451,801
   Accrued interest (including $183,304 and
     $910,849, respectively, to related parties)           499,631    1,007,322
   Other accrued liabilities                               507,581      463,594
   Deferred revenue                                        183,510      401,640
   Deposits and other payables                              66,889      418,109
   Capital lease obligation                                      -      126,196
   Contingent purchase price consideration                 250,000            -
   Convertible notes, current portion, net of debt
     discount of $343,333 and $223,167, respectively       716,667      481,833
   Related party notes, current portion                    622,633            -
   Net current liabilities from discontinued operations  1,162,000    1,162,000
                                                        ----------   ----------
     Total current liabilities                           6,313,080    7,512,495
                                                        ----------   ----------
 Convertible notes, long-term, net of debt discount
   of $610,308 and $1,140,824, respectively              1,622,149      686,633
 Convertible notes payable to related parties,
   long-term, net of debt discount of $44,120
   and $77,208, respectively                             1,860,958      926,182
 Related party notes, long-term                          1,000,000            -
                                                        ----------   ----------
     Total liabilities                                  10,796,187    9,125,310
                                                        ----------   ----------
 Commitments and contingencies

 Shareholders' deficit:
   Preferred stock, $.001 par value; 10,000,000
     shares authorized; none issued and outstanding              -            -
   Common stock, $.001 par value; 175,000,000 shares
     authorized; 51,181,994 issued at October 31, 2006
     and 29,297,183 shares issued at October 31, 2005       51,182       29,298
   Additional paid-in capital                           47,248,729   42,858,862
   Accumulated deficit                                 (49,798,891) (48,687,733)
   Treasury stock, at cost; 12,022 shares at
     October 31, 2006 and 2005                             (54,870)     (54,870)
                                                        ----------   ----------
     Total shareholders' deficit                        (2,553,850)  (5,854,443)
                                                        ----------   ----------
     Total liabilities and shareholders' deficit       $ 8,242,337  $ 3,270,867
                                                        ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                 RAPID LINK, INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Year Ended October 31,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------
 Revenues                                       $  13,351,030   $   9,827,049

 Costs and expenses:
   Costs of revenues                                9,644,235       7,713,349
   Sales and marketing                                856,037         205,973
   General and administrative                       3,596,171       3,227,609
   Depreciation and amortization                      747,562         557,131
   Loss (gain) on disposal of property
     and equipment                                     56,771          (8,800)
   Net reductions of liabilities                   (2,300,929)              -
   Gain on legal settlement                                 -        (225,000)
                                                 ------------    ------------
     Total costs and expenses                      12,599,847      11,470,262
                                                 ------------    ------------

 Operating income (loss)                              751,183      (1,643,213)

 Other income (expense):
   Interest expense                                (1,664,242)       (651,253)
   Related party interest expense                    (216,233)       (219,362)
   Foreign currency exchange gains                     18,134          10,486
                                                 ------------    ------------
     Total other income (expense)                  (1,862,341)       (860,129)

                                                 ------------    ------------
 Loss from continuing operations                   (1,111,158)     (2,503,342)

 Loss from discountinued operations, net
   of income taxes of $0                                    -         (62,000)
                                                 ------------    ------------
 Net loss                                       $  (1,111,158)  $  (2,565,342)
                                                 ============    ============

 Loss per share information:
   Weighted average shares outstanding:
     Basic and diluted                             39,000,486      23,790,407
                                                 ============    ============
   Basic and diluted net loss per share
   information:
     Continuing operations                      $       (0.03)  $       (0.11)
     Discontinued operations                             0.00           (0.00)
                                                 ------------    ------------
                                                $       (0.03)  $       (0.11)
                                                 ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.


                     RAPID LINK, INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT


                                           Common      Common    Treasury     Additional       Accumulated
                                           Shares      Stock      Stock     Paid-in Capital      Deficit        Total
                                         ----------   --------   -------    ---------------   ------------    ----------
                                                                                                (restated)
 Balance, October 31, 2004               23,034,151  $  23,034  $(54,870)     $40,055,719    $(46,122,391)   $(6,098,508)

 Issuance of common stock for
   convertible notes, including interest  1,008,032      1,009         -          116,698               -        117,707
 Issuance of common stock for
   convertible notes to related parties   3,740,000      3,740         -          463,760               -        467,500
 Beneficial conversion feature related
   to issuance of convertible debt                -          -         -        1,362,649               -      1,362,649
 Issuance of warrants in connection
   with amendments to convertible notes           -          -         -          363,648               -        363,648
 Issuance of warrants in connection with
   with amendments to convertible notes
   to related parties                             -          -         -           88,239               -         88,239
 Issuance of common stock in connection
   with amendments to notes payable         240,000        240         -           99,229               -         99,469
 Issuance of common stock for services      325,000        325         -           45,675               -         46,000
 Issuance of common stock for acquisition
   of customer base                         950,000        950         -          103,550               -        104,500
 Issuance of warrants for services                -          -         -          159,695               -        159,695

   Net loss                                       -          -         -                -      (2,565,342)    (2,565,342)
                                         -------------------------------------------------------------------------------
 Balance, October 31, 2005               29,297,183     29,298  $(54,870)     $42,858,862    $(48,687,733)   $(5,854,443)

 Issuance of common stock for
   convertible notes, including interest  2,709,811      2,709         -          193,442               -        196,151
 Beneficial conversion feature related
   to issuance of convertible debt                -          -         -          628,674               -        628,674
 Issuance of warrants in connection
   with issuance of convertible notes             -          -         -          327,176               -        327,176
 Issuance of common stock for acquisition
   of Telenational Communications, Inc.  19,175,000     19,175         -        3,240,575               -      3,259,750

   Net loss                                       -          -         -                -      (1,111,158)    (1,111,158)
                                         -------------------------------------------------------------------------------
 Balance, October 31, 2006               51,181,994  $  51,182  $(54,870)     $47,248,729    $(49,798,891)   $(2,553,850)
                                         ===============================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                                     F-5

                   RAPID LINK, INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Year Ended October 31,
                                                 ----------------------------
                                                     2006            2005
                                                 ------------    ------------
 Cash flows from operating activities of
 continuing operations:
   Net loss from continuing operations          $  (1,111,158)  $  (2,503,342)
   Adjustments to reconcile net loss from
   continuing operations to net cash
   provided by (used in) operating activities:
     Non-cash interest expense                      1,447,400         526,158
     Depreciation and amortization                    747,562         557,131
     Bad debt expense                                 136,391         365,289
     Warrants issued for services                           -         205,695
     Loss (gain) on disposal of property
       and equipment                                   56,771          (8,800)
     Gain on reduction/settlement of liabilities   (2,300,929)              -
     Changes (net of effect of acquisition)
     in operating assets and liabilities:
       Trade accounts receivable                      (39,042)        (88,201)
       Prepaid expenses and other current assets       11,198          32,990
       Other assets                                   (46,120)         (8,678)
       Trade accounts payable                        (269,074)        660,256
       Accrued liabilities                            444,134         (59,895)
       Deferred revenue                                18,870          21,196
       Deposits and other payables                   (131,326)        (10,000)
                                                 ------------    ------------
         Net cash used in operating activities
           of continuing operations                (1,035,323)       (310,201)
                                                 ------------    ------------
 Cash flows from investing activities
 of continuing operations:
   Purchases of property and equipment               (207,860)        (26,884)
   Proceeds from sale of property and equipment             -          10,000
   Acquisition costs                                        -         (15,000)
   Payment of contingent purchase consideration      (250,000)              -
   Cash acquired in acquisition                       158,135               -
                                                 ------------    ------------
         Net cash used in investing activities
           of continuing operations                  (299,725)        (31,884)
                                                 ------------    ------------
 Cash flows from financing activities
 of continuing operations:
   Bank overdrafts                                    101,097               -
   Proceeds from convertible debentures             1,000,000               -
   Payments on convertible debentures                (163,927)        (72,140)
   Payment of financing fees                          (44,150)              -
   Proceeds from related party notes and
     shareholder advances                             850,000               -
   Payment of shareholder advances                   (550,000)              -
                                                 ------------    ------------
         Net cash provided by (used in) financing
           activities of continuing operations      1,193,020         (72,140)
                                                 ------------    ------------
 Net (decrease) in cash and cash equivalents         (142,028)       (414,225)

 Cash and cash equivalents, beginning of period       172,164         586,389
                                                 ------------    ------------
 Cash and cash equivalents, end of period       $      30,136   $     172,164
                                                 ============    ============

 Supplemental disclosure of cash
 flow information:
   Interest paid                                $      15,000   $      79,803

 Supplemental schedule of non cash investing
 and financing activities
   Issuance of common stock for convertible
     notes and accrued interest                 $     196,151   $     117,707
   Issuance of common stock for convertible
     notes payable - related party                          -         467,500
   Fair value of common stock issued in
     connection with Telenational
     Communications acquisition                     3,259,750               -
   Note issued in connection with Telenational
     Communications acquisition                     1,000,000               -
   Contingent liability issued in connection
     with Telenational Communications
     acquisition                                      500,000               -
   Issuance of common stock for acquisition
     of customer base                                       -         104,500
   Accrued interest to related party converted
     to note payable to related party                 901,688               -
   Beneficial conversion feature of convertible
     debentures recorded as debt discount             628,674       1,362,649
   Fair value of warrants issued with debt            327,176               -
   Fair value of warrants issued in connection
     with amendments to debt agreements                     -         451,887
   Note payable exchanged for convertible debenture         -       1,250,000
   Convertible debenture issued for accrued interest        -         349,617
   Fair value of common stock issued in connection
     with amendments to note agreement                      -          99,469
   Convertible debenture issued for financing fees          -          50,383


  The accompanying notes are an integral part of these consolidated financial statements.

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

 Nature of Business

 On November 1, 2005, the Company changed its name to "Rapid Link, Incorporated" from Dial Thru International Corporation. Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries (collectively referred to as "Rapid Link" or the "Company"), has served as a facilities-based, communications company providing various forms of telephony services to wholesale and retail customers around the world. Rapid Link provides a multitude of international telecommunications services targeted to individual customers, as well as small and medium sized enterprises ("SMEs".) These services include the transmission of voice and data traffic over public and private networks. The Company also sells telecommunications services for both the foreign and domestic termination of international long distance traffic into the wholesale market. Rapid Link utilizes
 Voice over Internet Protocol ("VoIP") packetized voice technology (and other compression techniques) to improve both cost and efficiencies of telecommunication transmissions. Rapid Link utilizes the Public Switched Telecommunications Network as well as the Internet to transport the Company's communications services.

 The Company has recently shifted its retail product focus to value-added VoIP communication services to customers, both domestically and internationally. However, as of the date of this report, the majority of the Company's revenues have not been derived from VoIP communication services. Rapid Link focuses on the U.S. military and other key niche markets. The Company offers PC-to-PC, PC-to-phone, and phone-to-phone calling using a mixture of software and/or hardware depending on the end-users' specific needs. Rapid Link offers VoIP service plans to conventional residential and business customers in addition to serving the military and other niches. The Company's sells both flat-rate and cost-per-minute calling plans in order to directly address the customers' requirements. These plans include free features such as voice mail, call forwarding, three way calling and others. Rapid Link's VoIP Internet Access Devices ("IADs") for residential and business customers include single and multi-line adaptors. These adaptors enable customers to convert their traditional phone into a VoIP phone and access the Rapid Link network. Rapid Link also offers a headset that plugs directly into the customer's computer, eliminating the need for any additional hardware. All of these VoIP services connect through the Internet. The customer can then make and receive calls through their new or existing phone number using VoIP.

 Financial Condition

 The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $49.8 million as of October 31, 2006, as well as a working capital deficit of approximately $4.7 million. In addition, a significant amount of the Company's trade accounts payable and accrued liabilities are past due. Funding of the Company's working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment. Historically, some of the Company's funding has been provided by a major shareholder.
 The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

 Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations in the short term and hinder expansion strategies. The Company continues to explore external financing opportunities. At October 31, 2006, approximately 52% of the Company's debt is due to the senior management and a Director of the Company, as well as an entity owned by senior management.

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

 NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Restatements
 ------------

 Through communication with the Universal Service Administration Company ("USAC") and review of statements received during fiscal 2006, the Company determined that accrued USAC fees totaling $424,381 should have been reversed based on credits that were issued by USAC during periods prior to fiscal 2005. Accordingly, the Company has reduced its estimated liability for USAC fees by $424,381 and restated the Balance Sheet at October 31, 2005 to reflect the reduction of this liability and the related decrease in the accumulated deficit.

 Additionally, the Company has restated its consolidated financial statements as of and for the fiscal quarters ended January 31, 2006 and July 31, 2006 to reflect in the proper quarterly period certain amounts that were recorded in the consolidated financial statements during the fourth quarter of fiscal 2006. The restatements of these fiscal 2006 fourth quarter amounts to the first or third quarters of fiscal 2006 does not impact overall fiscal 2006 operating results. (See Note 16 - Restated Quarterly Information for further details).

 Principles of Consolidation
 ---------------------------

 The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts previously reported have been reclassified to conform to the current year presentation.

 Use of Estimates in the Preparation of Consolidated Financial Statements
 ------------------------------------------------------------------------

 The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition
 -------------------

 Long distance revenue

 Revenues generated by international re-origination, dial thru services and international wholesale termination, which are the primary source of the Company's revenues, are based on minutes of customer usage. The Company records payments received in advance as deferred revenue until such services are provided.

 VoIP service revenue

 The Company defers revenue recognition of new subscriber revenue from its service offerings until the acceptance period has expired. New customers may terminate their service within thirty days of order placement and receive a full refund of fees previously paid. The Company has been providing its VoIP services for a limited period of time, has an insignificant amount of revenue to date, and therefore, has not developed sufficient history to apply a cancellation rate to reserve against new order revenue. Accordingly, the Company defers new subscriber revenue for thirty days to ensure that the thirty day trial period has expired.

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

 Accounts Receivable
 -------------------

 Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

 Property and Equipment
 ----------------------

 Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the related asset ranging from five to seven years. Expenditures for repairs and maintenance are charged to expense as incurred. Major renewals and betterments are capitalized.

 Goodwill
 --------

 Goodwill is reviewed for impairment annually or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset, (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company follows SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for business combinations, and also specifies the criteria for the recognition of intangible assets separately from goodwill. Under SFAS 142, goodwill is no longer amortized but is subject to an impairment test at least annually or more frequently if impairment indicators arise.

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

 In accordance with SFAS 142, an annual impairment test of goodwill was performed by an independent valuation firm at each fiscal year-end. The valuation process appraised the Company's enterprise value using a combination of market capitalization and multiples of earnings valuation techniques. The valuation process indicated that the enterprise fair value exceeds the carrying value of the Company's net assets and liabilities. Accordingly, the Company concluded that no impairment of goodwill existed.

 Long-Lived Assets
 -----------------

 Long-lived assets, including the Company's customer lists, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

 Fair Market Value of Financial Instruments
 ------------------------------------------

 The carrying amount for current assets and liabilities, and long-term debt is not materially different than fair market value because of the short maturity of the instruments and/or their respective interest rate amounts and other terms have been negotiated recently.

 Debt Obligations
 ----------------

 When applicable, the Company calculates the beneficial conversion feature embedded in its debt borrowings in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," and records the calculated amount as debt discount. Debt discount is amortized over the term of the corresponding debt obligation.

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

 Shares issuable upon the exercise of stock options, warrants and convertible debentures are excluded from the calculation of net loss per share for the years ended October 31, 2006 and 2005 as their effect would be antidilutive. Potentially issuable shares from outstanding stock options, warrants and convertible debentures amounted to 70,128,410 and 54,388,861 shares, respectively, as of October 31, 2006 and 2005.

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

 Stock-Based Compensation
 ------------------------

 The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, no compensation cost has been recognized for its employee stock options in the financial statements during the years ended October 31, 2006 and 2005 as the fair market value on the grant date approximates the exercise price. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No.123, as amended by SFAS No. 148, the Company's pro forma net loss from continuing operations for the years ended October 31, 2006 and 2005 would have been as follows:
                                                      2006           2005
                                                  -----------    -----------
 Net loss from continuing operations,
   as reported                                    $(1,111,158)   $(2,503,342)

 Add: stock-based employee compensation
   expense included in reported net loss
   from continuing operations                               -              -

 Deduct: stock-based employee compensation
   expense determined under the fair value
   method                                             (89,370)       (13,293)
                                                  -----------    -----------
 Pro forma net loss from continuing operations    $(1,200,528)   $(2,516,635)
                                                  ===========    ===========

 Net loss per share from continuing operations
   - basic and dilutive, as reported              $     (0.03)   $     (0.11)
                                                  ===========    ===========

 Net loss per share from continuing operations
   - basic and dilutive, pro forma                $     (0.03)   $     (0.11)
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

 The fair value of options and warrants for shares of the Company's common stock issued to employees has been determined using the Black-Scholes option pricing model, a pricing model acceptable under SFAS No. 123, with the following weighted-average assumptions:

                Year ended October 31, 2006
                ---------------------------
                  Risk-free interest rate              3.7%
                  Expected dividend yield                0%
                  Expected lives                      3 years
                  Expected volatility                  154%

 There were 2,317,500 options issued to employees during the year ended October 31, 2006. There were no options issued to employees during the year ended October 31, 2005.

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

 Foreign Currency Translation and Foreign Currency Transactions
 --------------------------------------------------------------

 The Company's functional currency is the U.S. dollar. The Company's foreign operations are subject to exchange rate fluctuations and foreign currency transaction costs. Monetary assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the balance sheet date and non-monetary assets, liabilities and equity are translated at historical rates. Revenues and expenses are translated at average rates of exchange prevailing during the period. The resulting translation adjustments, and foreign currency transactions resulting in gains and losses, are recorded in the consolidated statements of operations.

 Recent Accounting Pronouncements
 --------------------------------

 In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("Statement 123R"), which revised SFAS No. 123 and supercedes APB Opinion No. 25. This revised accounting standard addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions with employees using APB Opinion No. 25 and requires that the fair value of such share based payments be recognized in the consolidated statement of operations. The revised statement is effective as of the first interim or annual financial reporting period beginning after December 15, 2005. The Company adopted the statement as of November 1, 2006, applying the modified prospective method. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and net loss per share in the stock-based compensation policy note discussed previously.

 In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." With respect to SFAS No. 133, SFAS No. 155 simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminates the interim guidance in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," which provided that beneficial interests in securitized financial assets are not subject to the provision of SFAS No. 133. With respect to SFAS No. 140, SFAS No. 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect adoption of SFAS No. 155 to significantly affect our financial condition or results of operations.

 In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 will be effective for us beginning November 1, 2007. The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on our financial statements.

 In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157 to significantly affect our financial condition or results of operations.

 NOTE 3 - ACQUISITIONS

 Telenational Communications, Inc.

 On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. ("Telenational") for $4,809,750, including acquisition costs of $50,000. The purchase consideration consisted of a promissory note in the principal amount of $1,000,000, a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company's common stock valued at $3,259,750. The stock was issued on May 5, 2006 and June 5, 2006 (50% on each date) in conjunction with the acquisition. Under the terms of the original purchase agreement, the second stock issuance was a contingent obligation. This was subsequently amended, resulting in the June 5, 2006 stock issuance. The value of the issued stock was determined by the average of $0.18 per share and $0.16 per share, which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after May 5, 2006, and the stock price on June 5, 2006, respectively. The contingent purchase price consideration, which was recorded on the date of acquisition, was based on the attainment of a predetermined level of short-term gross profit, which did occur. The primary purpose of the acquisition was to enable the Company to expand its market share in the telecommunications industry and eliminate certain costs by gaining operational efficiencies. The following table summarizes the assets acquired and liabilities assumed as of the closing date:

                Tangible assets acquired           $ 1,362,950
                Customer list                        3,500,000
                Goodwill                             1,071,544
                                                   -----------
                Total assets acquired                5,934,494
                Liabilities assumed                 (1,124,744)
                                                   -----------
                Net assets acquired                $ 4,809,750
                                                   ===========

 The acquisition was accounted for using the purchase method of accounting. The purchase price allocated to customer list was determined by management's estimates of the value associated with each acquired customer. The customer list is being amortized over its estimated useful life of five years. Goodwill represents the excess of consideration given over the fair value of assets acquired. The goodwill acquired may not be amortized for federal income tax purposes.

 The following represents unaudited pro forma combined results of operations of the Company and Telenational as if the Telenational acquisition had occurred as November 1, 2004:

                                                    Year Ended October 31,
                                                  -------------------------
                                                      2006          2005
                                                  -----------   -----------
 Unaudited pro forma information:
   Revenues                                       $18,748,214   $20,539,023
   Net loss                                       $  (833,645)  $(3,100,838)
   Basic and diluted net loss per share           $     (0.02)  $     (0.07)
   Weighted average shares outstanding             49,586,137    42,965,407

 The pro forma information includes historical Telenational revenues and expenses after giving effect to certain adjustments, including amortization of the acquired customer list and interest expense on the promissory note. The pro forma financial information is shown for illustrative purposes and does not purport to be indicative of the Company's future results of operations or the Company's results of operations that would have actually occurred had the transaction been in effect for the periods presented.

 Integrated Telecommunications, Inc.

 On October 25, 2005, the Company entered into an Asset Purchase Agreement to acquire certain assets, including but not limited to the customer base and an item of equipment of Integrated Telecommunications, Inc. ("Integrated"), an international long distance carrier providing VoIP services to retail customers in the United States and wholesale services to customers worldwide. The closing date of the asset acquisition ("Closing Date") was October 31, 2005. The aggregate purchase price was $159,500, including 950,000 of common stock, valued at $104,500, and an additional $55,000 in acquisition-related costs. The value of the common stock was determined based on the closing market price of the Company's common shares on October 31, 2005. In accordance with SFAS 141, the Company has allocated the purchase price to the assets acquired based on their estimated fair values at the date of acquisition. The following table summarizes the estimated fair value of the assets acquired:

                Fixed assets                       $  15,215
                Customer base                        144,285
                                                   ---------
                Net assets acquired                $ 159,500
                                                   =========

 The customer base is being amortized over its estimated useful life of two years.

 NOTE 4 - PROPERTY AND EQUIPMENT

 Property and equipment consists of the following at October 31, 2006 and 2005:

                                           2006          2005       Est. Life
                                        ----------    ----------    ---------
 Telephone switch equipment             $  625,151    $3,762,473     3-5 yrs.
 Computer software                       1,092,488     1,096,879     3-5 yrs.
 Computer equipment                        181,496       859,296     3-5 yrs.
 Furniture and fixtures                    154,561       232,917     5-7 yrs.
 Leasehold improvements                     53,941        58,379     5-7 yrs.
                                        ----------    ----------
                                         2,107,637     6,009,944
 Less: accumulated depreciation
   and amortization                     (1,728,610)   (5,656,218)
                                        ----------    ----------
   Property and equipment, net          $  379,027    $  353,726
                                        ==========    ==========

 Amortization of assets held under capital leases is included with depreciation expense. Property and equipment depreciation and amortization expense totaled $325,419 and $557,131 in fiscal 2006 and 2005, respectively.

 NOTE 5 - CUSTOMER LISTS

 Customer lists acquired from Telenational and Integrated, and corresponding accumulated amortization at October 31, 2006 and 2005 were as follows:

                                      2006          2005       Est. Life
                                   ----------    ----------    ---------
 Customer lists                    $3,644,285    $  144,285     2-5 yrs.
 Less: accumulated amortization    (  422,143)            -
                                   ----------    ----------
   Customer lists, net             $3,222,142    $  144,285
                                   ==========    ==========

 Amortization expense totaled $422,143 in fiscal 2006, with no amortization expense in fiscal 2005. Based on capitalized customer lists at October 31, 2006, and assuming no impairment of these customer lists, estimated amortization expense amounts in future fiscal years are as follows:

        Year Ending October 31,
        -----------------------
            2007                         $  772,142
            2008                            700,000
            2009                            700,000
            2010                            700,000
            2011                            350,000
                                         ----------
              Total                      $3,222,142
                                         ==========

 NOTE 6 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY
 NOTES

 The Company has various debt obligations as of October 31, 2006 and 2005, including amounts due to independent institutions and related parties.
 Descriptions of these debt obligations are included below. The following table summarizes outstanding debt as of October 31, 2006:

                              Information as of October 31, 2006
------------------------------------------------------------------------------------------
                                               Int.
  Brief Description of Debt       Balance      Rate     Due Date    Discount        Net
------------------------------------------------------------------------------------------
 Convertible notes, current
 --------------------------
      GC-Conote2                $     60,000     0%     3/30/2007  $   10,000  $    50,000
      Debentures                   1,000,000    10%      3/8/2007     333,333      666,667

 Related party notes, current
 ----------------------------
      Demand Note                    300,000     8%     on demand           -      300,000
      APEX Note 2                    322,633     8%     7/15/2007           -      322,633

 Convertible notes, long-term
 ----------------------------
      GCA-Debenture                  430,000     6%     11/1/2007           -      430,000
      GCA-Debenture                  552,457     6%     11/1/2007       4,247      548,210
      GC-Conote                    1,250,000   10.08%   2/28/2008     606,061      643,939

 Related party conv. notes, long-term
 ------------------------------------
      Notes (Executives)           1,905,078    10%     2/28/2008      44,120    1,860,958

 Related party note, long-term
 -----------------------------
      APEX Note 1                  1,000,000     8%     11/5/2007           -    1,000,000

 Debt obligations as of October 31, 2006 are due as follows:

                              Within
                              1 year     1-2 years     Total
                            ----------  ----------  ----------
     Debt Obligations       $1,682,633  $5,137,535  $6,820,168

 GCA Debentures

 The Company has two 6% convertible debentures (the "GCA-Debentures") with GCA Strategic Investment Fund Limited ("GCA"). The GCA-Debentures are secured by the Company's VoIP technology and certain corresponding equipment. The Company issued to the holder of the GCA-Debentures warrants to acquire an aggregate of 50,000 shares of common stock at an exercise price of $0.41 per share, which expire on January 28, 2007. In connection with an agreement to extend the maturity date of the GCA-Debenture, the Company issued to GCA warrants to purchase an additional 100,000 shares of common stock also at an exercise price of $0.21 per share, which expire on February 8, 2008.

 On June 1, 2005, the Company and GCA agreed to extend the maturity date of the two GCA-Debentures. The maturity dates were extended to November 26, 2005. In connection with the extension, the Company issued GCA warrants to acquire 110,000 shares of common stock at an exercise price of $0.11 and 300,000 warrants to acquire the Company's common stock at an exercise price of $0.38. These warrants expire in June 2010. The Company recorded $163,151 as debt discount, representing the fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the convertible debenture. In addition, the Company issued to GCA 140,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. In connection with the stock issuance, the Company recorded debt discount which is being amortized over the extension period of the convertible debenture.

 On September 14, 2006, the Company and GCA amended the GCA-Debentures to extend the maturity date of the GCA-Debentures to November 1, 2007, and stipulate that the conversion price of the Company's common stock is not to be lower than $0.10 and not to exceed $0.25. In connection with the amendment, the Company re-priced all warrants held by GCA to an exercise price of $0.05 and extended the maturity of the warrants to June 1, 2010. Incremental debt discount amounts associated with the fiscal 2006 amendments were not material. During fiscal 2006 and 2005, GCA converted GCA-Debenture debt and accrued interest of approximately $31,000 and $43,000, respectively, into approximately 407,000 and 352,000 shares, respectively, of common stock.

 GC-Note, GC-Conote and GC-Conote2

 In November 2002, the Company executed a 12% note payable secured by certain compression equipment (the "GC-Note") with Global Capital Funding Group, L.P., ("Global") The Company issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007.

 On June 1, 2005, the Company and Global agreed to extend the maturity date of the GC-Note to February 29, 2008. In connection with the extension, the GC-Note was converted to a 10.08% Convertible Note ("GC-Conote"). The conversion price is equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Conote in accordance with EITF 98-5 and EITF 00-27 and recorded $1,013,032 as debt discount. This debt discount is being amortized over the life of the GC-Conote. The Company also issued to the holder of the GC-Conote warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.38, and 125,000 warrants to purchase common stock at $0.11 per share, both warrants expiring in June 2010. The Company recorded $200,498 as debt discount, the relative fair value of the warrants on June 1, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years. The debt discount is being amortized over the life of the GC-Conote. In addition, the Company issued to Global 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance. The Company recorded $36,469 as debt discount, the relative fair value of the stock issued, which it is amortizing over the life of the GC-Conote.

 On September 14, 2006, the Company and Global amended the GC-Conote to extend the maturity date of the GC-Conote to November 1, 2007, and stipulate that the conversion price of the Company's common stock is not to be lower than $0.10 and not to exceed $0.25. In connection with the amendment, the Company re-priced all warrants held by GCA to an exercise price of $0.05 and extended the maturity of the warrants to June 1, 2010. Incremental debt discount amounts associated with the fiscal 2006 amendments were not material.

 In connection with the extension of the maturity date of the GC-Note, the interest due on the GC-Note of approximately $350,000 as of May 31, 2005, was converted to a $400,000 non-interest bearing convertible note payable (the "GC-Conote2) to Global. The GC-Conote2 requires quarterly payments of $50,000 on the last day of March, June, September and December of each year until the March 31, 2007 maturity date, commencing on June 30, 2005. In addition, the GC-Conote2 provides for conversion based on a conversion price equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty trading days immediately preceding the related Notice of Conversion (the "Formula Conversion Price"). The Company calculated the beneficial conversion feature embedded in the GC-Conote2 in accordance with EITF 98-5 and EITF 00-27 and recorded approximately $350,000 as debt discount. This debt discount is being amortized over the life of the GC-Conote2. The approximate $50,000 difference between the accrued interest at May 31, 2005 and the value of the GC-Conote2 represents a financing fee and was recorded as debt discount and is being amortized over the life of the GC-Conote2. During fiscal 2006 and 2005, GCA elected to convert $165,000 of the GC-Conote2 into approximately 2,303,000 shares of common stock and $75,000 of the GC-Conote into approximately 656,000 shares of common stock, respectively.

 Debentures

 On March 8, 2006, the Company completed a private placement of two one-year 10% convertible debentures ("Debentures"), for gross proceeds of $1,000,000 maturing March 8, 2007. The Debentures are secured by assets of the Company not already secured by the GCA or Global notes. In connection with the Debentures, the Company agreed to issue the investors a total of 2,000,000 immediately exercisable five-year warrants to purchase the Company's common stock at an exercise price of $0.14 for 1,000,000 warrants, and $0.25 for an additional 1,000,000 warrants. The Company paid $44,150 in financing fees in connection with the debentures which were recorded as a discount on the debentures. Additionally, in connection with these Debentures, the Company recorded debt discount of $955,850 related to the fair value of warrants issued and the related beneficial conversion feature that it is amortizing over the life of the Debentures. The fair value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of three years.

 Related Party Notes

 The Company executed 10% convertible notes (the "Notes") with three executives (the "Executives") of the Company. Two of the Executives subsequently resigned from the Company and one remains on the Company's Board of Directors. The Note held by the director was paid in full during fiscal 2005. The Notes are secured, on a subordinated basis to the holders of the Debentures, by assets of the Company not already secured by the GCA or Global notes. Each Note is convertible into the Company's common stock at the option of the holder at any time. The Company issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.78 per share, which expired on October 24, 2006, warrants to acquire an additional 102,432 shares of common stock at an exercise price of $0.75, which expire on January 28, 2007, and warrants to acquire an additional 300,000 shares of common stock at an exercise price of $0.75, which expire on July 8, 2007.

 On July 21, 2005, the Company and the Executives agreed to extend the maturity date of the Notes to February 28, 2008. In connection with the extension, the Company issued to the three executives warrants to acquire 640,000 shares of common stock at an exercise price of $0.16. The warrants expire in July 2010. The Company recorded $88,238 as debt discount, the fair value of the warrants on July 21, 2005. This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of three years. The debt discount is being amortized over the extension period of the Notes. Debt discount amortization of $11,000 was recorded on the Notes in fiscal 2005. During fiscal 2005, holders of the Notes elected to convert $467,500 of the Notes into 3,740,000 shares of common stock. The Company recorded debt discount amortization, which is recorded as related party interest expense, of $33,000 and interest expense of $100,000 on these Notes during fiscal 2006.

 During fiscal 2006, the Company's Chief Executive Officer, John Jenkins, advanced funds to the Company in the aggregate amount of $550,000 which was repaid in full using proceeds from the Debentures financing. On September 18, 2006, Mr. Jenkins advanced an additional $300,000 to the Company, which is classified as a current demand note (the "Demand Note"). On September 14, 2006, Mr. Jenkins agreed to covert all unpaid interest on his Note in the amount of $901,688 to the principal balance of his Note under the same terms as the existing Note. The Company recorded interest expense during fiscal 2006 of $25,000 on Mr. Jenkins' additional fiscal 2006 debt, which includes interest on the amount converted to principal and the Demand Note.

 On May 5, 2006 the Company acquired the stock of Telenational. As a component of the total purchase price, an 18-month note payable in the amount of $1,000,000 bearing 8% interest annually ("APEX Note 1") was issued to the seller, Apex Acquisitions, Inc. ("APEX"). The Company's Chief Financial Officer, Chris Canfield, is the majority shareholder of APEX. This
 Note is secured by 100% of the Telenational common stock. The Company recorded $40,000 in interest expense on APEX Note 1 during fiscal 2006.

 On July 15, 2006, in conjunction with, but unrelated to the total purchase consideration paid for Telenational, the Company issued a note payable to APEX in the amount of $436,560 ("APEX Note 2"). This note bears interest at 8% annually. This Note is repayable in 12 equal monthly payments of principal and interest, until fully satisfied in July 2007. The Company recorded interest expense of $18,000 on APEX Note 2 during fiscal 2006. Although the Company was current in its payments at October 31, 2006, the Company has suspended its monthly payments to APEX since that date.

 NOTE 7 - CAPITAL STOCK

 During fiscal 2006, the Company issued 19,175,000 shares of its common stock in connection with the acquisition of 100% of the outstanding stock of Telenational Communications, Inc., valued at $3,259,750 at the date of issuance.

 During fiscal 2006 and 2005, GCA converted GCA-Debenture debt and accrued interest of approximately $31,000 and $43,000, respectively, into approximately 407,000 and 352,000 shares, respectively, of common stock.

 During fiscal 2006, Global converted GC-Conote2 debt of $165,000 into approximately 2,303,000 shares of common stock, and during fiscal 2005, converted GC-Conote debt of $75,000 into approximately 656,000 shares of common stock.

 During fiscal 2005, in connection with the extension of the maturity date of the GCA-Debenture, the Company issued GCA 100,000 shares of common stock.

 During fiscal 2005, in connection with the extension of the maturity date of the GCA-Note, the Company issued GCA 40,000 shares of common stock.

 During fiscal 2005, in connection with the extension of the maturity date of the GC-Note, the Company issued Global 100,000 shares of common stock.

 During fiscal 2005, the three holders of the Company's related party Notes converted $467,500 of debt into 3,740,000 shares of the Company's common stock.

 During fiscal 2005, the Company issued 200,000 shares of common stock for investor relations' services, which were recorded at the stock's fair market value at the date of issuance.

 During fiscal 2005, the Company issued 125,000 shares of common stock for legal services, which were recorded at the stock's fair market value at the date of issuance.

 During fiscal 2005, the Company issued 950,000 shares of common stock in connection with the purchase of certain assets, including but not limited to the customer base, certain specified contracts and an item of equipment, of Integrated Communications, Inc., valued at $104,500 at the date of issuance.

 The following table describes stock reserved for future issuances at October 31, 2006:

                                            Number of
                                              Shares
                                            ----------
     Options                                 4,000,000
     Warrants                                6,877,433
     Convertible debt (1)                   62,008,477
                                            ----------
                                            72,885,910
                                            ==========

     (1) Assumes conversion on October 31, 2006 under the terms of the related agreements.

 NOTE 8 - BUSINESS AND CREDIT CONCENTRATIONS

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

 During fiscal 2006, the Company provided wholesale services to a customer who accounted for 12% of our revenues and another customer who accounted for 10% of our revenues. During the same period, one of the Company's suppliers accounted for approximately 26% of the Company's total costs of revenues.
 At October 31, 2006, one customer accounted for 13% of the Company's trade accounts receivable. During fiscal 2005, the Company provided wholesale services to a customer who accounted for 13% of revenues and another customer who accounted for 11% of revenues. During the same period, one of the Company's suppliers accounted for approximately 20% of the Company's total costs of revenues and another supplier accounted for 11% of total costs of revenues. At October 31, 2005, one customer accounted for 35% of the Company's trade accounts receivable.

 Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a long-term material impact on its business.

 Information regarding the Company's domestic and foreign revenues is as follows:

                                  All other
                    South          foreign
                   Africa         revenues       Domestic          Total
                 ----------      ----------     -----------     -----------
 Fiscal 2006    $ 1,805,807     $ 2,552,222     $ 8,993,001     $13,351,030
 Fiscal 2005    $ 2,201,290     $ 1,215,614     $ 6,410,145     $ 9,827,049

 During fiscal 2006, 14% of the Company's revenue was generated from customers in South Africa. During fiscal 2005, 22% of the Company's revenue was generated from customers in South Africa. No individual foreign country held more than 10 percent of the Company's long-lived assets as of October 31, 2006 and 2005.

 NOTE 9 - EMPLOYEE BENEFIT PLAN

 The Company's 401(k) Plan (the "Plan") is a defined contribution plan covering all domestic employees of the Company. The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k). The Company matches participant contributions 50% on every dollar deferred to a maximum of 6% of compensation. The Company's matching funds are subject to a six-year vesting schedule from the date of original employment. Company contributions charged to expense during fiscal 2006 and 2005 were $19,704 and $11,245, respectively.

 NOTE 10 - NET REDUCTIONS OF LIABILITIES

 During fiscal 2006, the Company determined, based on a review of applicable statute of limitations regulations and/or current correspondence with vendors, that approximately $2,301,000 of liabilities, including $1,435,000 in carrier costs that were previously accrued, are no longer due and payable. Accordingly, this amount has been recorded as "Net reductions of liabilities" during fiscal 2006. (See Note 16 - Restated Quarterly Information for further discussion).

 NOTE 11 - GAIN ON LEGAL SETTLEMENT

 On July 20, 2004, the Company filed a suit against Q Comm International, Inc. ("Q Comm") claiming damages resulting from the breach of a purchase agreement on the part of Q Comm relating to the sale of the Company's internally developed equipment for the prepaid telecommunications industry. Following execution of the agreement, the Company tendered certain proprietary software source code to Q Comm. However, Q Comm failed to pay the Company the initial amount due under the agreement and made copies of the source code without the Company's permission. During fiscal 2005, the Company entered into a Settlement and Release Agreement with Q Comm. The Agreement releases Q Comm from any and all claims in connection with the Company's lawsuit against Q Comm. In connection with the Settlement and Release Agreement, the Company agreed to a cash settlement of $225,000, which was received in fiscal 2005 and recorded this amount as a "Gain on legal settlement."

 NOTE 12 - DISCONTINUED OPERATIONS

 The Company has accrued $1,162,000 related to an assessment by the State of Texas for sales taxes (including penalties and interest). This amount is included in the October 31, 2006 and 2005 consolidated balance sheets as a liability from discontinued operations. (See Note 15 - Commitments and Contingencies for further discussion).

 NOTE 13 - STOCK OPTIONS AND WARRANTS

 Stock Options

 2002 Equity Incentive Plan

 The Company's 2002 Equity Incentive Plan (the "Equity Incentive Plan"), as amended, authorizes the Board of Directors to grant options to purchase up to 4,000,000 shares of the Company's common stock. The maximum number of shares of common stock that may be issuable under the Equity Incentive Plan to any individual plan participant is 1,000,000 shares. All options granted under the Equity Incentive Plan have vesting periods up to a maximum of five years. The exercise price of an option granted under the Equity Incentive Plan shall not be less than 85% of the fair value of the common stock on the date such option is granted.

 1990 Stock Option Plan

 The Company's 1990 Stock Option Plan (the "Option Plan"), as amended, authorized the Board of Directors to grant options to purchase up to 2,300,000 shares of the Company's common stock. No options were to be granted to any individual director or employee, which when exercised, would exceed 5% of the issued and outstanding shares of the Company. The term of any option granted under the 1990 Stock Option Plan was fixed by the Board of Directors at the time the options were granted, provided that the exercise period was not to be longer than 10 years from the date of grant. All options granted under the 1990 Stock Option Plan have up to 10-year terms and have vesting periods that range from 0 to three years from the grant date. The exercise price of any options granted under the 1990 Stock Option Plan is the fair market value at the date of grant. Subsequent to the adoption of the Incentive Plan, no further options will be granted under the Option Plan.

 The Company's stock option activity for the two years ended October 31, 2006 was as follows:

                                                                  Weighted
                                        Number       Option        Average
                                          of          Price       Exercise
                                        Shares      Per Share      Price
                                      ---------   ------------    --------
 Options outstanding at
   October 31, 2004                   1,674,000   $0.11 - 1.50      $0.35

 Options granted                              -              -          -
 Options exercised                            -              -          -
 Options cancelled                     (101,000)   0.12 - 0.70       0.22
                                      ---------
 Options outstanding at
   October 31, 2005                   1,573,000    0.11 - 1.50       0.36

 Options granted                      2,317,500    0.10 - 0.13       0.13
 Options exercised                            -              -          -
 Options cancelled                   (2,648,000)   0.11 - 1.50       0.27
                                      ---------
 Options outstanding at
   October 31, 2006                   1,242,500    0.10 - 0.14       0.12
                                      =========

 The weighted average grant date fair value of options granted during fiscal 2006 was $0.09 per share. All options granted during fiscal 2006 were to employees. There were no options granted during fiscal 2005.

 The following table summarizes information about employee compensatory stock options outstanding at October 31, 2006:

                        Options Outstanding             Options Exercisable
                -----------------------------------   ----------------------
                               Weighted    Weighted                 Weighted
   Range of                     Average     Average                  Average
   Exercise         Number     Remaining   Exercise      Number     Exercise
    Prices       Outstanding      Life      Price     Exercisable    Price
 -------------   -----------   ---------   --------   -----------   --------
 $0.10 - $0.12      405,000       5.64       $0.11      105,000       $0.12
 $0.13 - $0.14      837,500       5.02        0.13      185,000        0.14
                  ---------                             -------
                  1,242,500       5.23       $0.12      290,000       $0.13
                  =========                             =======

 Warrants

 Warrant Issuances to Employees for Financing Transactions

 Employee warrant activity for the two years ended October 31, 2006 was as follows:

                                                                   Weighted
                                        Number       Warrant       Average
                                          of          Price        Exercise
                                        Shares      Per Share       Price
                                      ---------    -----------     --------
 Warrants outstanding at
   October 31, 2004                   2,648,391   $0.75 - 1.44     $   0.83

 Warrants granted                       640,000           0.16         0.16
 Warrants exercised                           -              -            -
 Warrants cancelled                    (300,000)          1.44         1.44
                                      ---------
 Warrants outstanding at
   October 31, 2005                   2,988,391   $0.16 - 1.44     $   0.62

 Warrants granted                     1,000,000           0.13         0.13
 Warrants exercised                           -              -            -
 Warrants cancelled                  (1,945,958)          0.78         0.78
                                      ---------
 Warrants outstanding at
   October 31, 2006                   2,042,433   $0.13 - 0.78     $   0.62
                                      =========

 Warrants issued to employees that were exercisable at October 31, 2006 and 2005 totaled 2,042,433 and 2,988,391, respectively.

 Warrant Issuances to Non-Employees

 Non-employee warrant activity for the two years ended October 31, 2006 was as follows:

                                                                   Weighted
                                        Number       Warrant       Average
                                          of          Price        Exercise
                                        Shares      Per Share       Price
                                      ---------    -----------     --------
 Warrants outstanding at
   October 31, 2004                   1,437,500   $0.01 - 3.50     $   0.97

 Warrants granted                     2,035,000    0.11 - 0.78         0.55
 Warrants exercised                           -              -            -
 Warrants cancelled                    (212,500)          0.01         0.01
                                      ---------
 Warrants outstanding at
   October 31, 2005                   3,260,000   $0.11 - 3.50     $   0.77

 Warrants granted                     2,000,000    0.14 - 0.25         0.20
 Warrants exercised                           -              -            -
 Warrants cancelled                    (425,000)   0.89 - 3.50         2.73
                                      ---------
 Warrants outstanding at
   October 31, 2006                   4,835,000   $0.11 - 2.00     $   0.36
                                      =========

 The majority of the warrants issued to non-employees during fiscal 2006 and 2005 were issued in connection with debt financing. In addition, the Company issued 1,000,000 warrants to a provider of legal and consulting services during fiscal 2005. Non-employee warrants that were exercisable at October 31, 2006 and 2005 totaled 4,835,000 and 3,260,000, respectively.

 NOTE 14 - INCOME TAXES

 Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at October 31, 2006 and 2005 are as follows:

                                                2006             2005
                                            -----------      -----------
    Deferred tax assets
      Net operating loss carryovers         $15,856,634      $15,769,757
      Accounts receivable                        20,286          145,214
      Advertising credits                       977,185          977,185
      Property and equipment                    194,903          227,065
      Warrants                                   54,296           54,296
      Accrued liabilities                        27,185           27,525
                                            -----------      -----------
        Total gross deferred tax assets      17,130,489       17,201,042

    Deferred tax liabilities
      Goodwill                                 (223,878)        (164,753)
                                            -----------      -----------
        Total gross deferred tax liabilities   (223,878)        (164,753)

    Net deferred tax assets                  16,906,611       17,036,289

    Valuation allowance                     (16,906,611)     (17,036,289)
                                            -----------      -----------
    Net deferred assets                     $         -      $         -
                                            ===========      ===========


                                                2006             2005
                                            -----------      -----------
    Income tax benefit at statutory rate    $  (377,794)     $  (872,216)
    Permanent differences                       495,457          180,396
    Change in valuation allowance              (129,677)         710,696
    Other                                        12,014          (18,876)
                                            -----------      -----------
                                            $         -      $         -
                                            ===========      ===========

 At October 31, 2006, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $46.6 million, which expire in 2007 through 2026. Utilization of U.S. net operating losses is subject to annual limitations provided for by the Internal Revenue Code. The annual limitation may also result in the expiration of net operating losses before utilization.

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

 NOTE 15 - COMMITMENTS AND CONTINGENCIES

 Operating Leases, Including Related Party Lease

 The Company leases its corporate office and branch office facilities under various noncancelable operating leases with terms expiring at various dates through 2011. The operational and administrative headquarters facility is leased through June 2011 from Apex Communications, Inc., an entity owned by executive officers of the Company. Rent expense for operating leases was $343,000 and $249,000 during fiscal 2006 and 2005, respectively. Rent expense to APEX during fiscal 2006 totaled $45,000. There were no related party leases during fiscal 2005. The Company has no capital lease obligations as of October 31, 2006.

 Future minimum lease payments under noncancelable operating leases as of October 31, 2006 are as follows:

        Year Ending October 31,
        -----------------------
                  2007                          $ 196,940
                  2008                            134,860
                  2009                            134,860
                  2010                            134,860
                  2011                             89,907
                                                ---------
              Total minimum lease payments      $ 691,427
                                                =========
 Future minimum lease payments (included in the above table) relating to the APEX operating lease total $629,347.

 Legal Proceedings

 The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

 Cygnus Telecommunications Technology, LLC. On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District court, Central District of California, with respect to the Company's "international re-origination" technology. The injunctive relief that Cygnus sought in this suit has been denied, but Cygnus continues to seek a license fee for the use of the technology. The Company believes that no license fee is required as the technology described in the patent is different from the technology used by the Company. In August 2002, Cygnus filed a motion for a preliminary injunction to prevent the Company from providing re-origination services. The Company filed a cross motion for summary judgment of non-infringement. Both motions were denied. On August 22, 2003, the Company re-filed the motion for summary judgment for non-infringement. In response to this filing, during August 2004, the court narrowly defined the issue to relate to a certain re-origination technology, which the Company believes it does not now, nor has it ever utilized to provide any of its telecommunications services. On August 17, 2005, the United States District Court for the Northern District of California issued a stay in the lawsuit for the purpose of reexamining the Cygnus patent. This stay is the result of a reexamination request received by the United States Patent and Trademark Office ("USPTO"), whereby the USPTO has issued a decision that the patents are invalid. Subsequently, we have filed a motion for Summary Judgment to relieve us of any liability and to have the case dismissed. We are currently waiting for a ruling from the court, which we have yet to receive. The Company intends to continue defending this case vigorously, and though its ultimate legal and financial liability with respect to such legal proceeding is expected to be minimal, the potential loss or range of loss cannot currently be estimated with any certainty.

 State of Texas. During fiscal 2004, the Company determined, based on final written communications with the State of Texas (the "State"), that it had a liability for sales taxes (including penalties and interest) totaling $1.1 million. The Company had previously accrued an estimated settlement amount of $350,000 during fiscal 2003. During fiscal 2004, the Company accrued an additional $750,000. On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million, including penalties and for state and local sales tax. During fiscal 2005, the Company accrued an additional $62,000. The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries. The State of Texas determined that Canmax Retail Systems did not properly remit sales tax on certain transactions. Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. These operations were classified as discontinued after the Company sold its retail automation software business in December 1998 and changed its business model.

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

 NOTE 16 - RESTATED QUARTERLY INFORMATION

 The Company has restated its consolidated financial statements as of and for the fiscal quarters ended January 31, 2006 and July 31, 2006, as shown in the table below, to properly reflect certain amounts that should have been recorded in those quarters of fiscal 2006. (See Note 10 - Net Reductions of Liabilities for further discussion).

                         Three Months Ended             Three Months Ended
                          January 31, 2006                 July 31, 2006
                    ----------------------------   ----------------------------
                    As Previously                  As Previously
                       Reported       Restated        Reported       Restated
                    -------------   ------------   -------------   ------------
 Net reductions
   of liabilities..  $         -    $  (809,781)    $  (308,879)   $(1,491,148)

 Total costs and
   expenses........  $ 2,432,133    $ 1,622,352     $ 4,784,659    $ 3,602,390

 Net income (loss).  $  (705,176)   $   104,605     $  (510,494)   $   671,775

 Basic and diluted
   earnings (loss)
   per share.......  $     (0.02)   $      0.00     $     (0.01)   $      0.01

 As a result of these restatements, when compared to amounts previously reported, current liabilities decreased by $810,000 as of January 31, 2006 and by $1,992,000 as of July 31, 2006. The restatements of these fiscal 2006 fourth quarter amounts to the first or third quarters of fiscal 2006 does not impact overall fiscal 2006 operating results.

                                EXHIBIT INDEX

  NO.  DESCRIPTION OF EXHIBIT
 ----  ----------------------

 21.1  Subsidiaries of the Registrant (filed herewith)

 23.1 Consent of Independent Registered Public Accounting Firm (filed herewith)

 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

 32.1 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)