Form 10QSB
period 2007-01-31
RAPID LINK INC
filed 2007-03-19
CIK 913659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                 FORM 10-QSB

 (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2007

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________


                        COMMISSION FILE NUMBER 0-22636

               -----------------------------------------------

                           RAPID LINK, INCORPORATED
      (Exact name of small business issuer as specified in its charter)

               DELAWARE                                 75-2461665
  -------------------------------------      --------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)


           17383 SUNSET BOULEVARD, SUITE 350, LOS ANGELES, CA 90272
 ----------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (310) 566-1700
 ----------------------------------------------------------------------------
                         (Issuer's telephone number)

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

 As of February 28, 2007, there were 51,792,379 shares of registrant's common stock, par value $.001 per share, outstanding.
 ________________________________________________________

 Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

                        PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                       January 31,  October 31,
                                                           2007         2006
                                                        ----------   ----------
                                                       (unaudited)
                   ASSETS

 Current assets:
   Cash and cash equivalents                           $   286,577       30,136
   Accounts receivable, net of allowances
     of 101,186 and $99,666, respectively                1,219,663    1,400,568
   Prepaid expenses                                         90,260      204,335
   Other current assets                                     16,506       16,382
                                                        ----------   ----------
     Total current assets                                1,613,006    1,651,421

 Property and equipment, net                               321,044      379,027
 Customer lists, net                                     3,029,107    3,222,142
 Goodwill                                                2,868,461    2,868,461
 Other assets                                              115,902      121,286
                                                        ----------   ----------
     Total assets                                      $ 7,947,520  $ 8,242,337
                                                        ==========   ==========

    LIABILITIES AND SHAREHOLDERS' DEFICIT

 Current liabilities:
   Bank overdrafts                                     $         -  $   101,097
   Accounts payable                                      2,378,803    2,203,072
   Accrued interest (including $265,663 and
     $183,304, respectively, to related parties)           622,279      499,631
   Other accrued liabilities                               581,801      507,581
   Deferred revenue                                        265,332      183,510
   Deposits and other payables                              69,186       66,889
   Accrued purchase price consideration                    250,000      250,000
   Convertible notes, current portion, net of debt
     discount of $93,333 and $343,333, respectively      1,949,124      716,667
   Related party notes, current portion                  1,622,633      622,633
   Net current liabilities from discontinued operations  1,162,000    1,162,000
                                                        ----------   ----------
     Total current liabilities                           8,901,158    6,313,080
                                                        ----------   ----------
 Convertible notes, long-term, net of debt discount
   of $492,424 and $610,308, respectively                  757,576    1,622,149
 Convertible notes payable to related parties,
   long-term, net of debt discount of $35,847
   and $44,120, respectively                             1,869,231    1,860,958
 Related party note, long-term                                   -    1,000,000
                                                        ----------   ----------
     Total liabilities                                  11,527,965   10,796,187
                                                        ----------   ----------
 Commitments and contingencies

 Shareholders' deficit:
   Preferred stock, $.001 par value; 10,000,000
     shares authorized; none issued and outstanding              -            -
   Common stock, $.001 par value; 175,000,000 shares
     authorized; 51,181,994 shares issued                   51,182       51,182
   Additional paid-in capital                           47,254,719   47,248,729
   Accumulated deficit                                 (50,831,476) (49,798,891
   Treasury stock, at cost; 12,022 shares                  (54,870)     (54,870)
                                                        ----------   ----------
     Total shareholders' deficit                        (3,580,445)  (2,553,850)
                                                        ----------   ----------
     Total liabilities and shareholders' deficit       $ 7,947,520  $ 8,242,337
                                                        ==========   ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                      Three Months Ended
                                                          January 31,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------
 Revenues                                       $   4,452,977   $   1,986,112

 Costs and expenses:
   Costs of revenues                                3,388,768       1,528,115
   Sales and marketing                                312,525         142,382
   General and administrative                       1,005,578         657,424
   Depreciation and amortization                      242,524         104,212
   Loss on disposal of property and equipment          10,040               -
   Net reductions of liabilities                            -        (809,781)
                                                 ------------    ------------
    Total costs and expenses                        4,959,435       1,622,352
                                                 ------------    ------------

 Operating income (loss)                             (506,458)        363,760

 Other income (expense):
   Noncash interest expense                          (376,157)       (208,808)
   Interest expense                                   (71,224)        (47,845)
   Related party interest expense                     (82,357)        (24,785)
   Foreign currency exchange gains                      1,508          22,283
   Other                                                2,103               -
                                                 ------------    ------------
    Total other income (expense), net                (526,127)       (259,155)
                                                 ------------    ------------

 Net income (loss)                              $  (1,032,585)  $     104,605
                                                 ============    ============

 Earnings per share information:
   Basic and diluted weighted average
     shares outstanding                            51,169,972      29,285,161
                                                 ============    ============
  Basic and diluted earnings (loss) per share   $       (0.02)  $        0.00
                                                 ============    ============

 The accompanying notes are an integral part of these consolidated financial statement

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                     Three Months Ended
                                                         January 31,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------
 Cash flows from operating activities:
   Net income (loss)                            $  (1,032,585)  $     104,605
   Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
     Non-cash financing fees                          376,157         208,808
     Depreciation and amortization                    242,524         104,212
     Bad debt expense                                  40,000          12,377
     Share-based compensation expense                   5,990               -
     Loss on disposal of property and equipment        10,040               -
     Gain on reduction/settlement of liabilities            -        (809,781)
     Changes in operating assets and liabilities:
       Accounts receivable                            140,905        (116,386)
       Prepaid expenses and other current assets      113,951         (52,759)
       Other assets                                     4,394               -
       Accounts payable                               175,731         (43,997)
       Accrued liabilities                            196,868          31,932
       Deferred revenue                                81,822          (4,867)
       Deposits and other payables                      2,297               -
                                                 ------------    ------------
         Net cash provided by (used in)
           operating activities                       358,094        (565,856)
                                                 ------------    ------------
 Cash flows from investing activities:
   Purchases of property and equipment                   (556)           (299)
                                                 ------------    ------------
 Cash flows from financing activities:
   Reduction of bank overdrafts                      (101,097)              -
   Proceeds from related party notes and
     shareholder advances                                   -         500,000
                                                 ------------    ------------
        Net cash provided by (used in)
          financing activities                       (101,097)        500,000
                                                 ------------    ------------
 Net increase (decrease) in cash and
   cash equivalents                                   256,441         (66,155)

 Cash and cash equivalents, beginning of period        30,136         172,164
                                                 ------------    ------------
 Cash and cash equivalents, end of period       $     286,577   $     106,009
                                                 ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

 NOTE 1 - NATURE OF BUSINESS AND CONSOLIDATED FINANCIAL STATEMENTS

 Nature of Business

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

   The Company has recently shifted its retail product focus to value-added VoIP communication services to customers, both domestically and internationally. However, as of the date of this report, the majority of the Company's revenues have not been derived from VoIP communication services. Rapid Link focuses on the U.S. military and other key niche markets. The Company offers PC-to-PC, PC-to-phone, and phone-to-phone calling using a mixture of software and/or hardware depending on the end-users' specific needs. Rapid Link offers VoIP service plans to conventional residential and business customers in addition to serving the military and other niches. The Company's sells both flat-rate and cost-per-minute calling plans in order to directly address the customers' requirements. These plans include free features such as voice mail, call forwarding, three way calling and others. Rapid Link's VoIP Internet Access Devices for residential and business customers include single and multi-line adaptors. These adaptors enable customers to convert their traditional phone into a VoIP phone and access the Rapid Link network. Rapid Link also offers a headset that plugs directly into the customer's computer, eliminating the need for any additional hardware. All of these VoIP services connect through the Internet. The customer can then make and receive calls through their new or existing phone number using VoIP.

 Acquisition

   On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. ("Telenational"). The primary purpose of the acquisition was to enable the Company to expand its market share in the telecommunications industry and eliminate certain costs by gaining operational efficiencies. The consolidated financial statements at October 31, 2006 and January 31, 2007, and for the three months ended January 31, 2007, include amounts acquired from, as well as results of operations of, the acquired business. At October 31, 2006 and January 31, 2007, $250,000 of accrued purchase price consideration remains, which represents the remaining unpaid cash portion of the purchase consideration.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at January 31, 2007, and for the three months ended January 31, 2007 and 2006, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to the current period presentation.

   The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2006. The results of operations for the three months ended January 31, 2007 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending October 31, 2007.

 Estimates and Assumptions

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

 Restatement

   The Company has restated its consolidated financial statements as of and for the fiscal quarter ended January 31, 2006 to reflect in the proper quarterly period certain amounts that were recorded in the consolidated financial statements during fiscal 2006. The restated quarterly information was presented in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2006. (See Note 2 - Net Reduction of Liabilities for further details).

 Financial Condition and Going Concern

   The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and limited ability or inability to raise additional capital. The Company has an accumulated deficit of approximately $50.8 million as of January 31, 2007, as well as a working capital deficit of approximately $7.3 million. In addition, a significant amount of the Company's trade accounts payable and accrued liabilities are past due. Funding of the Company's working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment. Historically, some of the Company's funding has been provided by a major shareholder. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

   Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations in the short term and hinder expansion strategies. The Company continues to explore external financing opportunities. At January 31, 2007, approximately 52% of the Company's debt is due to the senior management and a Director of the Company, as well as an entity owned by senior management.

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


 NOTE 2 - NET REDUCTIONS OF LIABILITIES

   The Company determined the fourth quarter of fiscal 2006, based on a review of applicable statute of limitations regulations and/or current correspondence with vendors, that approximately $809,781 of liabilities were no longer due and payable as of January 31, 2006. Accordingly, this amount was recorded as "net reductions of liabilities" during the first quarter of fiscal 2006. (See Note 1 - Nature of Business and Consolidated Financial Statements for discussion of restatement of quarterly information).


 NOTE 3 - SHARE-BASED COMPENSATION

 Accounting for Share-Based Payments Pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R")

   The Company adopted SFAS No. 123R as of November 1, 2006 applying the modified prospective transition method. This revised accounting standard addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions with employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that the fair value of such share-based payments be recognized in the consolidated statement of operations using a fair-value-based method. SFAS No. 123R requires publicly-traded entities to record noncash compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107, "Share-Based Payment," which does not modify any of SFAS No. 123R's conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS No. 123R.

   All of the Company's existing share-based compensation awards have been determined to be equity awards. Under the modified prospective transition method, the Company is required to recognized noncash compensation costs for the portion of share-based awards that are outstanding as of November 1, 2006 for which the requisite service has not been rendered (i.e. nonvested awards) as the requisite service is rendered on or after that date. The compensation cost is based on the grant date fair value of those awards with grant date fair value currently being estimated using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R. The Company will recognize compensation cost relating to the nonvested portion of those awards in the consolidated financial statements beginning with the date on which SFAS No. 123R is adopted, through the end of the requisite service period. SFAS No. 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the modified prospective transition method, the consolidated financial statements are unchanged for periods prior to adoption and the pro forma disclosure previously required for those prior periods will continue to be required to the extent those amounts differ from the amounts in the consolidated statement of operations.

    Effective November 1, 2006, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

   No share-based compensation costs were capitalized during the first quarter of fiscal 2007. The impact on the Company's consolidated results of operations of recording share-based compensation for the first quarter of fiscal 2007 was approximately $6,000, which was recorded in general and administrative expenses. The adoption of SFAS No. 123R had no effect on cash flows or basic and diluted loss per share.

   A summary of stock options as of January 31, 2007 and changes during the three months then ended was as follows:

                                                        Weighted-
                                                         Average
                                             Weighted   Remaining
                                             -Average  Contractual  Aggregate
                                             Exercise      Term     Intrinsic
 Stock Options                     Shares     Price     (in years)    Value
 -------------------------------  ---------  --------   ----------  ---------
 Outstanding at October 31, 2006  1,242,500   $ 0.36

 Granted                                  -        -
 Exercised                                -        -
 Cancellations                       (5,000)    0.13
                                  ---------

 Outstanding at January 31, 2007  1,237,500   $ 0.12        5.0     $      -
 ---------------------------------------------------------------------------
 Exercisable at January 31, 2007    290,000   $ 0.13        7.4     $      -
 ---------------------------------------------------------------------------

   There were no options issued to employees during the first quarter of fiscal 2007. No options were exercised during the first quarter of fiscal 2007. The Company issues new shares of common stock upon option exercise.

   As of January 31, 2007, there were unrecognized compensation costs of $61,500 related to nonvested stock options which the Company expects to recognize over a weighted-average period of 2.5 years.

 Accounting for Share-Based Payments Prior to Adoption of SFAS No. 123R

   Prior to November 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method in accordance with APB Opinion No. 25 and followed the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, compensation cost was not recognized related to stock options in the financial statements as the fair market value on the grant date approximated the exercise price. Prior to the adoption of SFAS No. 123R, the Company calculated stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net income for fiscal quarter ended January 31, 2006 would not have been materially different.

   The fair value of options for shares of the Company's common stock issued to employees has been determined using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123. There were no options issued to employees during the first quarter of fiscal 2006.


 NOTE 4 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY
          NOTES

   The Company has various debt obligations as of January 31, 2007 and October 31, 2006, including amounts due to independent institutions and related parties. No debt obligations were entered into or modified during the first quarter of fiscal 2007.

   The Company has two 6% convertible debentures totaling $982,457 with maturity dates of November 1, 2007 (the "GCA-Debentures") with GCA Strategic Investment Fund Limited ("GCA") that became current liabilities during the first quarter of fiscal 2007. Additionally, an 8% related party note payable to Apex Acquisitions, Inc. ("APEX") payable due on November 5, 2007 in the amount of $1,000,000 ("Apex Note 1") became a current liability during the first quarter of fiscal 2007. The Company's Chief Financial Officer, Chris Canfield, is the majority shareholder of APEX.

   During fiscal 2006, in conjunction with, but unrelated to the total purchase consideration paid for Telenational, the Company issued an 8% note payable to APEX in the original amount of $436,560 ("APEX Note 2"). This
 Note is payable in 12 equal monthly payments of principal and interest, until fully satisfied in July 2007. Although current in its payments at October 31, 2006, the Company, with agreement of the APEX shareholders, suspended its monthly payments of $37,976 to APEX since that date, allowing the Company to utilize its cash for obligations to non-related vendors and lenders.

 NOTE 5 - BUSINESS AND CREDIT CONCENTRATIONS

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

   The Company provided services to one customer who accounted for 29% of overall revenues during the first quarter of fiscal 2007. During the first quarter of fiscal 2007, 29% of the Company's revenues were generated from customers in the Netherlands. During the same period, two of the Company's suppliers accounted for approximately 33% and 19%, respectively, of the Company's total costs of revenues. At January 31, 2007 and October 31, 2006, one customer accounted for 12% and 13% of the Company's trade accounts receivable.

   The Company provided services to one customer who accounted for 19% of overall revenues during the first quarter of fiscal 2006. During the first quarter of fiscal 2006, 26% of the Company's revenues were generated from customers in South Africa. During the same period, two of the Company's suppliers accounted for approximately 14% and 10%, respectively, of the Company's total costs of revenues.

   Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a long-term material impact on its business.


 NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

   State of Texas. During fiscal 2004, the Company determined, based on final written communications with the State of Texas (the "State"), that it had a liability for sales taxes (including penalties and interest).
 On August 5, 2005, the State filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million, including penalties and for state and local sales tax. The sales tax amount due is attributable to audit findings of the State for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries. The State determined that Canmax Retail Systems did not properly remit sales tax on certain transactions. Management believes that it will be able to negotiate a reduced settlement amount with the State, although there can be no assurance that the Company will be successful with respect to such negotiations. These operations were classified as discontinued after the Company sold its retail automation software business in December 1998 and changed its business model.

 Management believes that it will be able to negotiate a reduced settlement amount with the State, although there can be no assurance that the Company will be successful with respect to such negotiations. The Company will continue to aggressively pursue the collection of unpaid sales taxes from former customers of Canmax Retail Systems, primarily Southland Corporation, now 7-Eleven Corporation ("7-Eleven"), as a majority of the amount owed to the State is the result of uncollected taxes from the sale of software to 7-Eleven during the period under audit. However, there can be no assurance that the Company will be successful with respect to such collections.

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


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

 Forward-Looking Statements

   This report includes forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects," "will," "anticipates," "estimates," "believes," "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using Voice over Internet Protocol ("VoIP") to provide telecommunications services over the Internet, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services over the Internet, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of services over the Internet, (e) our dependence upon favorable pricing from our suppliers to compete in the telecommunications industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry. For a discussion of these factors and others, please see "Risk Factors" below in this section of this report. Readers are cautioned not to place undue reliance on the forward-looking statements made in this report or in any document or statement referring to this report. In addition, we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws.

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

 Revenue Recognition

   For a majority of our products, our revenues are generated at the time a customer uses our network to initiate a phone call. We sell our services to small and medium sized enterprises and end-users that utilize our network for international re-origination and dial thru services, and to other providers of long distance usage who utilize our network to deliver domestic and international termination of minutes to their own customers. At times we receive payment from our customers in advance of their usage, which we record as deferred revenue, recognizing revenue as calls are made.

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

 Results of Operations

   The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated:
                                                              % of Revenue
                                     Three Months Ended    Three Months Ended
                                         January 31,           January 31,
                                   ------------------------------------------
                                      2007         2006        2007     2006
                                   -----------------------    ---------------

 Revenues                         $ 4,452,977  $ 1,986,112     100.0%   100.0%

 Costs and expenses:
   Costs of revenues                3,388,768    1,528,115      76.1     76.9
   Sales and marketing                312,525      142,382       7.0      7.2
   General and administrative       1,005,578      657,424      22.6     33.1
   Depreciation and amortization      242,524      104,212       5.5      5.3
   Loss on disposal of property        10,040            -       0.2        -
     and equipment
   Net reductions of liabilities            -     (809,781)        -    (40.8)
                                   -----------------------    ---------------
     Total costs and expenses       4,959,435    1,622,352     111.4     81.7


 Operating income (loss)             (506,458)     363,760      (11.4)   (18.3)
                                   -----------------------    ---------------
 Other income (expense):
   Noncash interest expense          (376,157)    (208,808)     (8.4)   (10.5)
   Interest expense                   (71,224)     (47,845)     (1.6)    (2.4)
   Related party interest expense     (82,357)     (24,785)     (1.9)    (1.2)
   Foreign currency exchange gains      1,508       22,283         -      1.1
   Other                                2,103            -       0.1        -
                                   -----------------------    ---------------
     Total other income (expense)    (526,127)    (259,155)    (11.8)   (13.0)
                                   -----------------------    ---------------

 Net income (loss)                $(1,032,585) $   104,605     (23.2)%    5.3%
                                   =======================    ===============

 Revenues

   Revenues for the first quarter of fiscal 2007 increased $2.5 million, or 124%, as compared to the same period of fiscal 2006. This increase is primarily attributable to the inclusion of Telenational revenues since the May 2006 acquisition of Telenational.

 Costs of Revenues

   Costs of revenues as a percentage of revenues increased $1.9 million, or 122%, as compared to the same period of fiscal 2006. This increase is primarily attributable to the inclusion of Telenational costs of revenues since the May 2006 acquisition of Telenational.

   Costs of revenues as a percentage of revenues decreased slightly during the first quarter of fiscal 2007 as compared to the same period of fiscal 2006 due to cost savings derived from the addition of alternative carrier sources brought to the Company through the Telenational acquisition. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

 Sales and Marketing Expenses

   Sales and marketing expenses for the first quarter of fiscal 2007 increased $170,000, or 120%, as compared to the same period of fiscal
 2006. This increase is attributable to higher marketing costs and agent commissions attributed to Telenational during the current fiscal period, offset by less spending on web portal and magazine ads in the first quarter of fiscal 2007 and unusually high sales and marketing costs incurred by Rapid Link during the first quarter of fiscal 2006 due to additional personnel and other costs resulting from the November 2005 acquisition of the Integrated Telecommunications, Inc. customer base. A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by a small in-house sales and marketing organization.

 General and Administrative Expenses

   General and administrative expenses for the first quarter of fiscal 2007 increased $348,000, or 53%, as compared to the same period of fiscal 2006. However, general and administrative expenses decreased from 33% of revenues for the first quarter of fiscal 2006 to 23% for the same period of fiscal 2007. General and administrative expenses only increased by 53% during the first quarter of fiscal 2007 as compared to the same period of fiscal 2006, even with the addition of personnel and other costs related to the Telenational acquisition, because the Company was able to quickly eliminate duplicate costs between the combined entities, primarily related to salaries and corresponding benefits, as well as rent, telephone and utility cost reductions resulting from the closure of a couple office locations. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business; however it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of our general and administrative expenses.

 Depreciation and Amortization

   Depreciation and amortization expenses for the first quarter of fiscal 2007 increased $138,000, or 133%, as compared to the same period of fiscal 2006. Fixed assets have steadily been reaching the end of their useful lives each quarter. Although a large portion of our fixed assets still in use have become fully depreciated, depreciation and amortization costs increased (1) because we recorded $175,000 in amortization of Telenational customer lists during the first quarter of fiscal 2007 with no corresponding expense during the same period of fiscal 2006 and (2) due to the fixed assets acquired when we purchased Telenational in May 2006. A majority of our depreciation expense relates to the equipment utilized in our VoIP network.

 Net Reductions of Liabilities

    The Company determined during the fourth quarter of fiscal 2006, based on a review of applicable statute of limitations regulations, and/or current correspondence with customers, that approximately $809,781 of liabilities were no longer due and payable as of January 31, 2006. Accordingly, this amount was recorded as net reductions of liabilities during the first quarter of fiscal 2006.

 Noncash Interest Expense, Interest Expense and Related Party Interest

    Noncash interest expense results from the amortization of deferred financing fees and debt discounts on our debts to third party lenders and related parties. Noncash interest expense and interest expense for the first quarter of fiscal 2007 increased $191,000, or 74%, as compared to the same period of fiscal 2006. Related party interest expense for the first quarter of fiscal 2007 increased $58,000, or 232%, as compared to the same period of fiscal 2006. The increases in noncash interest expense, interest expense and related party interest expense resulted primarily from the additional debt discount recorded related to the extension of the maturity dates of our convertible debt instruments with our third party and related party lenders during fiscal 2006, debt issued in connection with the acquisition of Telenational, and additional borrowings during fiscal 2006.

 Liquidity and Capital Resources

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

   Our audit report for the fiscal year ended October 31, 2006 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. At January 31, 2007, we had cash and cash equivalents of $287,000, a significant increase as compared to cash and cash equivalents of $30,000 at October 31, 2006. However, we had working capital deficits at January 31, 2007 and October 31, 2006 of $7.3 million and $4.7 million, respectively.

   Net cash provided by operating activities during the first quarter of fiscal 2007 was $358,000 as compared to cash used in operating activities of $566,000 during the same period of fiscal 2006. During the first quarter of fiscal 2007, to compute operating cash flows, our net loss of $1,033,000 was positively adjusted for noncash interest expens of $376,000, depreciation and amortization of $243,000, bad debt expense of $40,000, loss on disposal of fixed assets of $10,000, and net changes in operating assets and liabilities of $716,000. During the first quarter of fiscal 2006, to compute operating cash flows, our net income of $105,000 was adjusted for noncash financing fees of $209,000, and depreciation and amortization of $104,000, offset by the gain on reduction of liabilities of $810,000, and net changes in operating assets and liabilities of $186,000.

   Net cash used in investing activities during the first quarters of fiscal 2007 and 2006 resulted from small purchases of property and equipment.

   Net cash used in financing activities during the first quarter of fiscal 2007 was $101,000, resulting from the reduction of bank overdrafts that existed at October 31, 2006, as compared to cash provided by financing activities of $500,000 during the same period of fiscal 2006, which represented proceeds received on a temporary loan from our chief executive officer.

   We have an accumulated deficit of approximately $50.8 million as of January 31, 2007 as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us. Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of January 31, 2007, in addition to our long-term debt obligations, we have approximately $1,949,000 of convertible debentures (net of debt discount of $93,000) and notes payable to related parties of approximately $1,623,000 which will mature within the next year, as well as a significant amount of trade payables and accrued liabilities that are past due. We were current on our debt obligations at January 31, 2007 except that we suspended our monthly $38,000 principal and interest payments to Apex Acquisitions, Inc., a related party, (with their concurrence) as of November 1, 2006, which allowed us to utilize our cash for obligations to non-related vendors and lenders. In addition, the remaining contingent purchase consideration of $250,000 owed to Apex Acquisitions, Inc. was past due at January 31, 2007. We continue to explore external financing opportunities that will allow us to either convert our outstanding debt obligations into the new financing and/or pay down a portion or all of the amounts now due. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. However, if we are unable to obtain additional financing or extend the due date on current financing, our operations and financial condition in the short term may be materially affected, and we likely would not be able to remain in business during the next twelve months. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

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

   As a result of historical operating losses, we currently have a substantial working capital deficit. In addition, a significant amount of our trade accounts payable and accrued liabilities are past due. Our independent auditors included a paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2006 discussing that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern. To be able to service our debt obligations over the course of the 2007 fiscal year, we must generate significant cash flow and obtain additional financing or extend the maturity date on current obligations. If we are unable to do so or are otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, it is likely that we will not be able to continue our operations.

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


 ITEM 3.  CONTROLS AND PROCEDURES.

 Evaluation of Disclosure Controls and Procedures

   As of the fiscal quarter ended January 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

 Changes in Internal Control Over Financial Reporting

   There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                         PART II.  OTHER INFORMATION.

 ITEMS 1-5.

   Not applicable.


 ITEM 6.  EXHIBITS.

 (a)  Exhibits.

  No.  Description
 ----- -----------
 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

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


                                       RAPID LINK, INCORPORATED
                                       (Registrant)


                                                 /s/ John A. Jenkins
                                             ---------------------------
                                                   John A. Jenkins
                                               Chief Executive Officer
                                              and Chairman of the Board
                                            (Principal Executive Officer)



                                             /s/ Christopher J. Canfield
                                             ---------------------------
                                                Christopher J. Canfield
                                          President, Chief Financial Officer,
                                                 Treasurer and Director
                                               (Principal Financial and
                                                  Accounting Officer)

  Date: March 19, 2007

                                EXHIBIT INDEX

  No.  Description
 ----- -----------
 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)