Form 10QSB
period 2007-04-30
RAPID LINK INC
filed 2007-06-14
CIK 913659

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC. 20549

                                 FORM 10-QSB

 (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 2007

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

 As of May 31, 2007, there were 51,792,379 shares of registrant's common stock, par value $.001 per share, outstanding.
 ________________________________________________________

 Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                        PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                        April 30,    October 31,
                                                           2007         2006
                                                        ----------   ----------
                                                       (unaudited)
                   ASSETS

 Current assets:
   Cash and cash equivalents                           $   318,871  $    30,136
   Accounts receivable, net of allowances
     of $95,493 and $99,666, respectively                1,118,968    1,400,568
   Prepaid expenses                                         89,035      204,335
   Other current assets                                    125,080       16,382
                                                        ----------   ----------
     Total current assets                                1,651,954    1,651,421
                                                        ----------   ----------

 Property and equipment, net                               281,669      379,027
 Customer lists, net                                     2,836,071    3,222,142
 Goodwill                                                2,868,461    2,868,461
 Other assets                                               89,123      121,286
                                                        ----------   ----------
     Total assets                                      $ 7,727,278  $ 8,242,337
                                                        ==========   ==========

    LIABILITIES AND SHAREHOLDERS' DEFICIT

 Current liabilities:
   Bank overdrafts                                     $         -  $   101,097
   Accounts payable                                      2,429,007    2,203,072
   Accrued interest (including $313,709 and
     $183,304, respectively, to related parties)           722,023      491,299
   Other accrued liabilities                               562,065      507,581
   Deferred revenue                                        215,235      183,510
   Deposits and other payables                              73,180       66,889
   Accrued purchase price consideration                    500,000      500,000
   Convertible notes, current portion, net of debt
     discount of $378,788 and $343,333, respectively     2,883,669      716,667
   Convertible notes payable to related parties,
     current, net of debt discount of $27,574            1,877,504            -
   Related party notes, current portion                  1,345,101      380,965
   Net current liabilities from discontinued operations  1,162,000    1,162,000
                                                        ----------   ----------
     Total current liabilities                          11,769,784    6,313,080
                                                        ----------   ----------
 Convertible notes, long-term, net of debt discount
   of $610,308                                                   -    1,622,149
 Convertible notes payable to related parties,
   long-term, net of debt discount of $44,120                    -    1,860,958
 Related party note, long-term                                   -    1,000,000
                                                        ----------   ----------
     Total liabilities                                  11,769,784   10,796,187
                                                        ----------   ----------
 Commitments and contingencies

 Shareholders' deficit:
   Preferred stock, $.001 par value; 10,000,000
     shares authorized; none issued and outstanding              -            -
   Common stock, $.001 par value; 175,000,000 shares
     authorized; 51,804,401 and 51,181,994 shares
     issued at April 30, 2007 and October 31, 2006,
     respectively                                           51,804       51,182
   Additional paid-in capital                           47,429,333   47,248,729
   Accumulated deficit                                 (51,468,773) (49,798,891)
   Treasury stock, at cost; 12,022 shares                  (54,870)     (54,870)
                                                        ----------   ----------
     Total shareholders' deficit                        (4,042,506)  (2,553,850)
                                                        ----------   ----------
     Total liabilities and shareholders' deficit       $ 7,727,278  $ 8,242,337
                                                        ==========   ==========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.


                   RAPID LINK INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                            Three Months Ended           Six Months Ended
                                                 April 30,                  April 30,
                                         ------------------------    ------------------------
                                            2007          2006          2007          2006
                                         ----------    ----------    ----------    ----------
 Revenues                               $ 3,720,098   $ 2,121,018   $ 8,173,075   $ 4,107,130

 Costs and expenses:
   Costs of revenues                      2,561,496     1,612,960     5,950,264     3,141,075
   Sales and marketing                      307,391        99,827       619,916       242,209
   General and administrative               841,677       732,995     1,847,255     1,390,419
   Depreciation and amortization            235,619        99,967       478,143       204,179
   Loss on disposal of property and
     equipment                                   21        34,229        10,061        34,229
   Net reductions of liabilities                  -             -             -      (809,781)
                                         ----------    ----------    ----------    ----------
     Total costs and expenses             3,946,204     2,579,978     8,905,639     4,202,330
                                         ----------    ----------    ----------    ----------

 Operating loss                            (226,106)     (458,960)     (732,564)      (95,200)
                                         ----------    ----------    ----------    ----------
 Other income (expense):
   Noncash interest expense                (284,473)     (301,318)     (660,630)     (510,126)
   Interest expense                         (70,669)      (54,052)     (141,893)      (93,625)
   Related party interest expense           (58,491)      (33,357)     (140,848)      (66,414)
   Foreign currency exchange gains            2,442         1,358         3,950        23,641
   Other                                          -             -         2,103             -
                                         ----------    ----------    ----------    ----------
     Total other income (expense), net     (411,191)     (387,369)     (937,318)     (646,524)
                                         ----------    ----------    ----------    ----------
 Net loss                               $  (637,297)  $  (846,329)  $(1,669,882)  $  (741,724)
                                         ==========    ==========    ==========    ==========

 Earnings per share information:
   Basic and diluted weighted average
     shares outstanding                  51,750,419    30,237,903    51,455,385    29,759,747
                                         ==========    ==========    ==========    ==========

   Basic and diluted loss per share     $     (0.01)  $     (0.03)  $     (0.03)  $     (0.02)
                                         ==========    ==========    ==========    ==========

     The accompanying notes are an integral part of these unaudited consolidated financial statements.


                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                        Six Months Ended
                                                           April 30,
                                                 ----------------------------
                                                     2007            2006
                                                 ------------    ------------
 Cash flows from operating activities:
   Net loss                                     $  (1,669,882)  $    (741,724)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating
   activities:
     Noncash interest expense                         660,630         510,126
     Depreciation and amortization                    478,143         204,179
     Bad debt expense                                  60,000         (25,010)
     Share-based compensation expense                  11,850               -
     Loss on disposal of property and equipment        10,061          34,229
     Gain on reduction/settlement of liabilities            -        (809,781)
     Changes in operating assets and liabilities:
       Accounts receivable                            221,600        (114,771)
       Prepaid expenses and other current assets      125,746         (35,201)
       Other assets                                    30,183          (1,784)
       Accounts payable                               225,935          10,933
       Accrued liabilities                            236,208          56,384
       Deferred revenue                                31,725          25,996
       Deposits and other payables                      6,291               -
                                                 ------------    ------------
         Net cash provided by (used in)
           operating activities                       428,490        (886,424)
                                                 ------------    ------------
 Cash flows from investing activities:
   Purchases of property and equipment                 (3,094)        (73,749)
   Proceeds from sale of property and equipment           300               -
                                                 ------------    ------------
         Net cash used in investing activities         (2,794)        (73,749)

 Cash flows from financing activities:
   Reduction of bank overdrafts                      (101,097)              -
   Proceeds from convertible debentures                     -       1,000,000
   Payment of financing fees                                -         (44,150)
   Proceeds from related party notes and
     shareholder advances                                   -         500,000
   Payments on related party notes and
     shareholder advances                             (35,864)       (500,000)
                                                 ------------    ------------
        Net cash provided by (used in)
          financing activities                       (136,961)        955,850
                                                 ------------    ------------
 Net increase (decrease) in cash and
   cash equivalents                                   288,735          (4,323)

 Cash and cash equivalents, beginning of period        30,136         172,164
                                                 ------------    ------------
 Cash and cash equivalents, end of period       $     318,871   $     167,841
                                                 ============    ============

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                  RAPID LINK, INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (unaudited)

 NOTE 1 - NATURE OF BUSINESS AND CONSOLIDATED FINANCIAL STATEMENTS

 Nature of Business

   Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries (collectively referred to as "Rapid Link" or the "Company"), has served as a facilities-based, communications company providing various forms of telephony services to wholesale and retail customers around the world.
 Rapid Link provides a multitude of international telecommunications services targeted to individual customers, as well as small and medium sized enterprises. These services include the transmission of voice and data traffic over public and private networks. The Company also sells telecommunications services for both the foreign and domestic termination of international long distance traffic into the wholesale market. The Company has added value-added Voice over Internet Protocol ("VoIP") communication services to customers, both domestically and internationally, to its retail product focus. VoIP packetized voice technology and other compression techniques allow the Company to improve both cost and efficiencies of telecommunication transmissions. Rapid Link utilizes the Public Switched Telecommunications Network as well as the Internet to transport the Company's communications services.

   Rapid Link focuses on the U.S. military and other key niche markets. The Company offers PC-to-PC, PC-to-phone, and phone-to-phone calling using a mixture of software and/or hardware depending on the end-users' specific needs. Rapid Link offers VoIP service plans to conventional residential and business customers in addition to serving the military and other niches. The Company's sells both flat-rate and cost-per-minute calling plans in order to directly address the customers' requirements. These plans include free features such as voice mail, call forwarding, three way calling and others. Rapid Link's VoIP Internet Access Devices for residential and business customers include single and multi-line adaptors. These adaptors enable customers to convert their traditional phone into a VoIP phone and access the Rapid Link network. Rapid Link also offers a headset that plugs directly into the customer's computer, eliminating the need for any additional hardware. All of these VoIP services connect through the Internet. The customer can then make and receive calls through their new or existing phone number using VoIP. Revenues derived from VoIP communication services do not represent a majority of the Company's revenues at the present time.

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at April 30, 2007, and for the three and six months ended April 30, 2007 and 2006, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to the current period presentation.

   The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2006. The results of operations for the three and six months ended April 30, 2007 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending October 31, 2007.

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

 Restatements and Reclassifications

   The Company has restated its consolidated financial statements as of and for the six months ended April 30, 2006 to reflect in the proper quarterly period certain amounts that were recorded in the consolidated financial statements during fiscal 2006. The restated quarterly information was presented in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2006. (See Note 2 - Net Reduction of Liabilities for further details). Certain balance sheet amounts as of October 31, 2006 have been reclassified to be properly presented (see Acquisition below for further details).

 Acquisition

   On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. ("Telenational") from Apex Acquisitions, Inc. ("APEX"). The primary purpose of the acquisition was to enable the Company to expand its market share in the telecommunications industry and eliminate certain costs by gaining operational efficiencies. The consolidated financial statements at October 31, 2006 and April 30, 2007, and for the three and six months ended April 30, 2007, include amounts acquired from, as well as results of operations of, the acquired business. The Company reclassified certain amounts on its October 31, 2006 consolidated balance sheet to apply a $250,000 payment made to APEX in October 2006 against a note owed to APEX (at the request of APEX management) rather than as a reduction of purchase price consideration owed related to the acquisition of Telenational. Accrued purchase price consideration of $500,000, which represents the remaining unpaid cash portion of the purchase consideration, was past due at April 30, 2007 and October 31, 2006.

 Financial Condition and Going Concern

   The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and limited ability or inability to raise additional capital. The Company has an accumulated deficit of approximately $51.5 million as of April 30, 2007, as well as a working capital deficit of approximately $10.1 million. In addition, a significant amount of the Company's trade accounts payable and accrued liabilities are past due. Funding of the Company's working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment. Historically, some of the Company's funding has been provided by a major shareholder. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing. Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations in the short term and hinder expansion strategies. At April 30, 2007, approximately 50% of the Company's debt is due to a Director of the Company, senior management or an entity owned by senior management.

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


 NOTE 2 - NET REDUCTIONS OF LIABILITIES

   The Company determined during the fourth quarter of fiscal 2006, based on a review of applicable statute of limitations regulations and/or current correspondence with vendors, that approximately $809,781 of liabilities were no longer due and payable as of April 30, 2006. Accordingly, this amount was recorded as "net reductions of liabilities" during the first six months of fiscal 2006. (See Note 1 - Nature of Business and Consolidated Financial Statements for discussion of restatement of quarterly information).


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

   All of the Company's existing share-based compensation awards have been determined to be equity awards. Under the modified prospective transition method, the Company is required to recognized noncash compensation costs for the portion of share-based awards that are outstanding as of November 1, 2006 for which the requisite service has not been rendered (i.e. nonvested awards) as the requisite service is rendered on or after that date. The compensation cost is based on the grant date fair value of those awards, with grant date fair value currently being estimated using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R. The Company will recognize compensation cost relating to the nonvested portion of those awards in the consolidated financial statements beginning with the date on which SFAS No. 123R is adopted, through the end of the requisite service period. SFAS No. 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the modified prospective transition method, the consolidated financial statements are unchanged for periods prior to adoption and the pro forma disclosure previously required for those prior periods will continue to be required to the extent those amounts differ from the amounts in the consolidated statement of operations.

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

   The adoption of SFAS No. 123R had no effect on cash flows or basic and diluted loss per share. No share-based compensation costs were capitalized during the first six months of fiscal 2007. Noncash share-based compensation costs recorded in general and administrative expenses during the second quarter and first six months of fiscal 2007 were approximately $6,000 and $12,000, respectively.

   A summary of stock options as of April 30, 2007 and changes during the six months then ended was as follows:

                                                        Weighted-
                                                         Average
                                            Weighted    Remaining
                                            -Average   Contractual  Aggregate
                                            Exercise       Term     Intrinsic
 Stock Options                     Shares     Price     (in years)    Value
 -------------------------------  ---------  --------   ----------  ---------
 Outstanding at October 31, 2006  1,242,500   $ 0.36

  Granted                                 -        -
  Exercised                               -        -
  Cancellations                     (10,000)    0.13
                                  ---------

 Outstanding at April 30, 2007    1,232,500   $ 0.12        4.7     $      -
 ---------------------------------------------------------------------------

 Exercisable at April 30, 2007      290,000   $ 0.13        6.3     $      -
 ---------------------------------------------------------------------------

   There were no options issued to employees during the first six months of fiscal 2007. No options were exercised during the first six months of fiscal 2007. The Company issues new shares of common stock upon option exercise.

   As of April 30, 2007, there were unrecognized compensation costs of $56,000 related to nonvested stock options which the Company expects to recognize over a weighted-average period of 2.3 years.

 Accounting for Share-Based Payments Prior to Adoption of SFAS No. 123R

   Prior to November 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method in accordance with APB Opinion No. 25 and followed the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, compensation cost was not recognized related to stock options in the financial statements as the fair market value on the grant date approximated the exercise price. Prior to the adoption of SFAS No. 123R, the Company calculated stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss for second quarter and first six months of fiscal 2006 would not have been materially different.

   The fair value of options for shares of the Company's common stock issued to employees has been determined using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123. There were no options issued to employees during the first six months of fiscal 2006.


 NOTE 4 - DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES

   The Company has various debt obligations as of April 30, 2007 and October 31, 2006, including amounts due to independent institutions and related parties. No new debt obligations were incurred during the first six months of fiscal 2007. The following tables summarize outstanding debt as of each balance sheet date:

                     INFORMATION AS OF APRIL 30, 2007
 ---------------------------------------------------------------------------
    Description        Balance  Int. Rate  Due Date  Discount       Net
 ---------------------------------------------------------------------------

 Convertible notes, current
 --------------------------
  GC-Conote2        $     30,000    0%    on demand  $    -     $     30,000
  GCA-Debenture          430,000    6%    11/1/2007       -          430,000
  GCA-Debenture          552,457    6%    11/1/2007       -          552,457
  GC-Conote            1,250,000  10.08%  2/28/2008   378,788        871,212
  Debentures           1,000,000   10%     3/8/2008       -        1,000,000

 Related party conv. notes, current
 ----------------------------------
  Notes (Executives)   1,905,078   10%    2/28/2008    27,574      1,877,504

 Related party notes, current
 ----------------------------
  Exec. Demand Note      300,000    8%    on demand       -          300,000
  APEX Note 1          1,000,000    8%    11/5/2007       -        1,000,000
  APEX Note 2             45,101    8%    7/15/2007       -           45,101


                    INFORMATION AS OF OCTOBER 31, 2006
 ---------------------------------------------------------------------------
    Description        Balance  Int. Rate  Due Date  Discount       Net
 ---------------------------------------------------------------------------

 Convertible notes, current
 --------------------------
  GC-Conote2        $     60,000    0%    3/31/2007  $  10,000  $     50,000
  Debentures           1,000,000   10%     3/8/2007    333,333       666,667

 Related party notes, current
 ----------------------------
  Exec. Demand Note      300,000    8%    on demand       -          300,000
  APEX Note 2             80,965    8%    7/15/2007       -           80,965

 Convertible notes, long-term
 ----------------------------
  GCA-Debenture          430,000    6%    11/1/2007       -          430,000
  GCA-Debenture          552,457    6%    11/1/2007     4,247        548,210
  GC-Conote            1,250,000 10.08%   2/28/2008   606,061        643,939

 Related party conv. notes, long-term
 ------------------------------------
  Notes (Executives)   1,905,078   10%    2/28/2008    44,120      1,860,958

 Related party note, long-term
 -----------------------------
  APEX Note 1          1,000,000    8%    11/5/2007       -        1,000,000

   Debentures totaling $1,000,000 with an original March 8, 2007 maturity date were extended during the second quarter of fiscal 2007 to March 8, 2008. The term of the original 2,000,000 warrants to purchase common stock at exercise prices of $.14 and $.25 per share issued related to these Debentures was extended by one year, which had an insignificant financial impact. In connection with the extension, however, 2,000,000 additional warrants were issued, resulting in deferred financing fees of $139,000, of which $20,000 was expensed as noncash interest expense in the second quarter of fiscal 2007. The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; volatility factor of the expected market price of the Company's common stock of 2.87; and an expected life of the warrants of four years. Remaining deferred financing fees, classified as other current assets, will be amortized through March 8, 2008. In connection with these Debentures, the lenders are entitled to an additional 50,000 warrants monthly to purchase common stock at an exercise price of $.10 per share, which vest and are exercisable each fiscal quarter until the Debentures are paid in full. The fair value of these additional warrants is calculated on the date earned using the Black-Scholes pricing model using applicable risk-free interest rates based on current treasury-bill interest rates; volatility factors of the expected market price of the Company's common stock over the expected term; and an expected life of the warrants of four years. The Company records noncash interest expense and a corresponding accrued liability for the fair value of the shares earned. At the time the warrants are issued, the accrued liability will be reversed against additional paid-in capital.

   The Company has two 6% convertible debentures totaling $982,457 with maturity dates of November 1, 2007 (the "GCA-Debentures") with GCA Strategic Investment Fund Limited ("GCA") that became current liabilities during the first six months of fiscal 2007. During the second quarter of fiscal 2007, GCA elected to convert $30,000 of the GC-Conote2 into approximately 622,000 shares of common stock. The remaining $30,000 owed on the GC-Conote2 became due on March 31, 2007 and is currently due on demand.

   An 8% related party note payable to APEX that is due on November 5, 2007 in the amount of $1,000,000 ("Apex Note 1") became a current liability during the first six months of fiscal 2007. The Company's Chief Financial Officer, Chris Canfield, is the majority shareholder of APEX. Additionally, two 10% related party notes that are payable (1) to the Company's CEO and
 (2) to a former officer of the Company that are due on February 28, 2008 in the combined amount of $1,905,078 ("the Executive Notes") became current liabilities during the first six months of fiscal 2007.

   During fiscal 2006, in conjunction with, but unrelated to the total purchase consideration paid for Telenational, the Company issued an 8% note payable to APEX in the original amount of $436,560 ("APEX Note 2"). APEX
 Note 2 was payable in 12 equal monthly payments of principal and interest until fully satisfied in July 2007. However, the Company reclassified certain amounts on its October 31, 2006 consolidated balance sheet to apply a $250,000 payment made to APEX in October 2006 against APEX Note 2 (at the request of APEX management) rather than as a reduction of accrued purchase price consideration owed related to the acquisition of Telenational. The Company has $45,101 remaining on APEX Note 2 at April 30, 2007.


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

   The Company provided services to one customer that accounted for 18% and 24%, respectively, of overall revenues during the second quarter and first six months of fiscal 2007. During the second quarter and first six months of fiscal 2007, 18% and 24%, respectively, of the Company's revenues were generated from customers in the Netherlands. During the second quarter of fiscal 2007, two of the Company's suppliers accounted for approximately 25% and 14%, respectively, of the Company's total costs of revenues. During the first six months of fiscal 2007, two of the Company's suppliers accounted for approximately 22% and 14%, respectively, of the Company's total costs of revenues. At April 30, 2007, two customers accounted for 13% and 10%, respectively, of the Company's trade accounts receivable. At October 31, 2006, one customer accounted for 13% of the Company's trade accounts receivable.

   The Company provided services to one customer who accounted for 13% and 16%, respectively, of overall revenues during the second quarter and first six months of fiscal 2006. During the second quarter of fiscal 2006, 23% of the Company's revenues were generated from customers in South Africa. During the second quarter of fiscal 2006, two of the Company's suppliers accounted for approximately 14% and 10%, respectively, of the Company's total costs of revenues. During the first six months of fiscal 2006, one of the Company's suppliers accounted for approximately 12% of the Company's total costs of revenues.

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

 Cygnus Telecommunications Technology, LLC. On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to the Company's "international re-origination" technology. On March 29, 2007 the United States District Court in San Jose, California ruled that all Cygnus "international re-origination" patents are invalid, and dismissed all cases against Rapid Link (fka Dial Thru International Corporation) and related parties. Cygnus is appealing the case.

 State of Texas. During fiscal 2004, the Company determined, based on final written communications with the State of Texas (the "State"), that it had a liability for sales taxes (including penalties and interest). On August 5, 2005, the State filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million, including penalties and for state and local sales tax, which has been accrued at April 30, 2007 and October 31, 2006. The sales tax amount due is attributable to audit findings of the State for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries. The State determined that Canmax Retail Systems did not properly remit sales tax on certain transactions. Management believes that it will be able to negotiate a reduced settlement amount with the State, although there can be no assurance that the Company will be successful with respect to such negotiations. These operations were classified as discontinued after the Company sold its retail automation software business in December 1998 and changed its business model.

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

   We continue to seek opportunities to grow our business through strategic acquisitions that will complement our retail strategy as well as adding key personnel that have demonstrated a proven track record in sales, marketing and operations of retail telecommunications organizations.

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

   The telecommunications industry continues to evolve towards an increased emphasis on VoIP related products and services. Accordingly, we have increased our focus on these types of products and services. We believe the use of the Internet to provide bundled VoIP related services to the end user customer, either as a stand alone solution or bundled with other VoIP products, will continue to impact the industry as large companies like
 Time Warner, Comcast and AT&T look to capitalize on their existing cable infrastructures, and smaller companies look to provide innovative solutions to attract commercial and residential users to their product offerings.

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

 Critical Accounting Policies

   This disclosure is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of the consolidated financial statements. Actual results could differ from those estimates. The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

 Results of Operations

   The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands):
                                      Three Months Ended April 30,            Six Months Ended April 30,
                                   -----------------------------------    -----------------------------------
                                        2007               2006                2007               2006
                                   ----------------   ----------------    ----------------   ----------------
                                              % of               % of                % of               % of
                                   Amount   Revenue   Amount   Revenue    Amount   Revenue   Amount   Revenue
                                   ------   -------   ------   -------    ------   -------   ------   -------
 Revenues                         $ 3,720    100.0   $ 2,121    100.0    $ 8,173    100.0   $ 4,107    100.0

 Costs and expenses:
   Costs of revenues                2,561     68.9     1,613     76.0      5,951     72.8     3,141     76.5
   Sales and marketing                307      8.3       100      4.7        620      7.6       242      5.9
   General and administrative         842     22.6       733     34.6      1,847     22.6     1,391     33.8
   Depreciation and amortization      236      6.3       100      4.7        478      5.9       204      5.0
   Loss on disposal of property
     and equipment                      -        -        34      1.6         10      0.1        34      0.8
  Net reductions of liabilities         -        -         -        -          -        -      (810)   (19.7)
                                   ------   -------   ------   -------    ------   -------   ------   -------
     Total costs and expenses       3,946    106.1     2,580    121.6      8,906    109.0     4,202    102.3
                                   ------   -------   ------   -------    ------   -------   ------   -------
 Operating loss                      (226)    (6.1)     (459)   (21.6)      (733)    (9.0)      (95)    (2.3)
                                   ------   -------   ------   -------    ------   -------   ------   -------

 Other income (expense):
   Noncash interest expense          (284)    (7.6)     (301)   (14.2)      (660)    (8.1)     (510)   (12.4)
   Interest expense                   (71)    (1.9)      (54)    (2.6)      (142)    (1.7)      (94)    (2.3)
   Related party interest expense     (58)    (1.6)      (33)    (1.6)      (141)    (1.7)      (66)    (1.6)
   Foreign currency exchange gains      2      0.1         1      0.1          4      0.1        23      0.6
   Other                                -        -         -        -          2        -         -        -
                                   ------   -------   ------   -------    ------   -------   ------   -------
     Total other inc. (exp.), net    (411)   (11.0)     (387)   (18.3)      (937)   (11.4)     (647)   (15.7)
                                   ------   -------   ------   -------    ------   -------   ------   -------
 Net loss                         $  (637)   (17.1)% $  (846)   (39.9)%  $(1,670)   (20.4)% $  (742)   (18.0)%
                                   ======   =======   ======   =======    ======   =======   ======   =======

 Revenues

   Revenues for the second quarter of fiscal 2007 increased $1.6 million, or 75.4%, as compared to the same period of fiscal 2006. Revenues for the first six months of fiscal 2007 increased $4.1 million, or 99.0%, as compared to the same period of fiscal 2006. These increases are primarily attributable to the inclusion of Telenational revenues since the May 2006 acquisition of Telenational.

 Costs of Revenues

   Costs of revenues for the second quarter of fiscal 2007 increased $948,000, or 58.8%, as compared to the same period of fiscal 2006. Costs of revenues for the first six months of fiscal 2007 increased $2.8 million, or 89.4%, as compared to the same period of fiscal 2006. These increases are primarily attributable to the inclusion of Telenational costs of revenues since the May 2006 acquisition of Telenational.

   Costs of revenues as a percentage of revenues decreased approximately
 7.2% during the second quarter of fiscal 2007 as compared to the same period of fiscal 2006 due to cost savings derived from the addition of alternative carrier sources brought to the Company through the Telenational acquisition. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from quarter to quarter and year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

 Sales and Marketing Expenses

   Sales and marketing expenses for the second quarter of fiscal 2007 increased $207,000, or 207.9%, as compared to the same period of fiscal 2006. Sales and marketing expenses for the first six months of fiscal 2007 increased $378,000, or 155.9%, as compared to the same period of fiscal 2006. These increases are attributable to higher marketing costs and agent commissions attributed to Telenational during the current fiscal periods, offset by less spending on web portal and magazine ads in the first six months of fiscal 2007 and unusually high sales and marketing costs incurred by Rapid Link during the first quarter of fiscal 2006 due to additional personnel and other costs resulting from the November 2005 acquisition of the Integrated Telecommunications, Inc. customer base. A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by a small in-house sales and marketing organization.

 General and Administrative Expenses

   General and administrative expenses for the second quarter of fiscal 2007 increased $109,000, or 14.8%, as compared to the same period of fiscal 2006. General and administrative expenses for the first six months of fiscal 2007 increased $456,000, or 32.9%, as compared to the same period of fiscal 2006. However, year-to-date general and administrative expenses decreased from 33.8% of revenues for fiscal 2006 to 22.6% for the same period of fiscal 2007. General and administrative expenses only increased by 14.8% and 32.9% during the second quarter and first six months of fiscal 2007, respectively, as compared to the same periods of fiscal 2006, even with the addition of personnel and other costs related to the Telenational acquisition, because the Company was able to quickly eliminate duplicate costs between the combined entities, primarily related to salaries and corresponding benefits, as well as rent, telephone and utility cost reductions resulting from the closure of a couple of office locations. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business; however it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of many general and administrative expenses.

 Depreciation and Amortization

   Depreciation and amortization expenses for the second quarter of fiscal 2007 increased $136,000, or 135.7%, as compared to the same period of fiscal 2006. Depreciation and amortization expenses for the first six months of fiscal 2007 increased $274,000, or 134.2%, as compared to the same period of fiscal 2006. Fixed assets have steadily been reaching the end of their useful lives. Although a large portion of our fixed assets still in use are fully depreciated, depreciation and amortization costs increased due to (1) amortization of Telenational customer lists during the first six months of fiscal 2007 ($175,000 per quarter) with no corresponding expense during the same period of fiscal 2006 and (2) depreciation of fixed assets acquired as part of the May 2006 purchase of Telenational. A majority of our depreciation expense relates to the equipment utilized in our VoIP network.

 Net Reductions of Liabilities

   The Company determined during the fourth quarter of fiscal 2006, based on a review of applicable statute of limitations regulations and/or current correspondence with customers, that approximately $810,000 of liabilities were no longer due and payable at the end of the first quarter of fiscal 2006. Accordingly, this amount was recorded as net reductions of liabilities during the first quarter of fiscal 2006.

 Noncash Interest Expense, Interest Expense and Related Party Interest

   Noncash interest expense results from the amortization of deferred financing fees and debt discounts on our debts to third party lenders and related parties. Noncash interest expense and interest expense for the second quarter of fiscal 2007 was comparable to the same period of fiscal 2006. Noncash interest expense in the second quarter of fiscal 2007 decreased from prior quarter levels as certain debt discounts became fully amortized during the quarter. Noncash interest expense and interest expense for the first six months of fiscal 2007 increased $199,000, or 32.9%, as compared to the same period of fiscal 2006. Related party interest expense for the second quarter of fiscal 2007 increased $25,000, or 75.3%, as compared to the same period of fiscal 2006. Related party interest expense for the first six months of fiscal 2007 increased $74,000, or 111.1%, as compared to the same period of fiscal 2006. The increases in noncash interest expense, interest expense and related party interest expense resulted primarily from the additional financing fees and/or debt discount recorded related to the extension of the maturity dates of our convertible debt instruments with our third party and related party lenders during fiscal 2006 and the second quarter of fiscal 2007, debt issued in connection with the acquisition of Telenational, and additional borrowings during fiscal 2006.

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

   Our audit report for the fiscal year ended October 31, 2006 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. At April 30, 2007, we had cash and cash equivalents of $319,000, a significant increase as compared to cash and cash equivalents of $30,000 at October 31, 2006. However, we had working capital deficits at April 30, 2007 and October 31, 2006 of $10.1 million and $4.7 million, respectively.

   Net cash provided by operating activities during the first six months of fiscal 2007 was $428,000 as compared to cash used in operating activities of $886,000 during the same period of fiscal 2006. During the first six months of fiscal 2007, to compute operating cash flows, our net loss of $1,670,000 was positively adjusted for noncash interest expense of $661,000, depreciation and amortization of $478,000, bad debt expense of $60,000, share-based compensation expense of $12,000, loss on disposal of fixed assets of $10,000, and net changes in operating assets and liabilities of $878,000. During the first six months of fiscal 2006, to compute operating cash flows, our net loss of $742,000 was positively adjusted for noncash interest expense of $510,000, depreciation and amortization of $204,000, and loss on disposal of fixed assets of $34,000, offset by the gain on reduction of liabilities of $810,000, reduction of bad debt expense of $25,000, and net changes in operating assets and liabilities of $57,000.

   Net cash used in investing activities during the first six months of fiscal 2007 and 2006 resulted from net purchases of property and equipment of $3,000 and $74,000, respectively.

   Net cash used in financing activities during the first six months of fiscal 2007 was $137,000, resulting from the reduction of bank overdrafts that existed at October 31, 2006, and payment of $36,000 on a related party note, as compared to cash provided by financing activities of $956,000 during the same period of fiscal 2006, which represented proceeds received from convertible debentures, net of financing fees. Also during the first six months of fiscal 2006, the Company received $500,000 in proceeds from a temporary loan from our chief executive officer, which was repaid during that same time period using proceeds from the convertible debentures.

   We have an accumulated deficit of approximately $51.5 million as of April 30, 2007 as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us. Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of April 30, 2007, we have approximately $2.9 million of convertible debentures (net of debt discount of $384,000), convertible notes to related parties of $1.9 million (net of debt discount of $27,000) and notes payable to related parties of approximately $1.3 million, all of which are scheduled to mature within the next year, as well as a significant amount of trade payables and accrued liabilities that are past due. We were current on all but $30,000 of our debt obligations at April 30, 2007. However, the remaining contingent purchase consideration of $500,000 owed to Apex Acquisitions, Inc. was past due at April 30, 2007. We continue to explore external financing opportunities that will allow us to either convert our outstanding debt obligations into the new financing and/or pay down a portion or all of the amounts now due. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. However, if we are unable to obtain additional financing or extend the due date on current financing, our operations and financial condition in the short term may be materially affected, and we likely would not be able to remain in business during the next twelve months. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

   Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Telenational and the subsequent consolidation of operating facilities into one operational facility. We currently do not plan significant capital expenditures during the rest of fiscal 2007 or in fiscal 2008.

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

   The issuance of shares of common stock upon conversion of secured convertible notes or upon exercise of outstanding warrants and/or stock options may cause immediate and substantial dilution to our existing stockholders. In addition, any restructuring of our notes may cause us to incur additional dilution. For instance, during the three months ended April 30, 2007, we issued 2.0 million warrants to purchase our common stock to certain noteholders in order to extend the maturity date for debentures totaling $1,000,000 from March 8, 2007 to March 8, 2008. Such noteholders also receive an additional 50,000 warrants per month until the debentures are converted or paid in full. In addition, any additional financing may result in significant dilution to our existing stockholders.

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

 Changes in the telephony technology could threaten our operations.

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


 ITEM 3.  CONTROLS AND PROCEDURES.

 Evaluation of Disclosure Controls and Procedures

   As of the fiscal quarter ended April 30, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

 Changes in Internal Control Over Financial Reporting

   There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                         PART II.  OTHER INFORMATION.

 ITEM 1.  LEGAL PROCEEDINGS.

 The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

 Cygnus Telecommunications Technology, LLC. On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to the Company's "international re-origination" technology. On March 29, 2007 the United States District Court in San Jose, California ruled that all Cygnus "international re-origination" patents are invalid, and dismissed all cases against Rapid Link (fka Dial Thru International Corporation) and related parties. Cygnus is appealing the case.


 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 On March 8, 2007, we issued warrants to purchase 2.0 million shares of our common stock to certain noteholders in exchange for extending the maturity date of their notes. In addition, we agreed to issue such noteholders 50,000 warrants per month for each month that such notes were not paid in full.

 All of these noteholders have previously represented that they are "accredited" investors as defined under Rule 144 of the Securities Act of 1933, as amended. We relied upon the exemption from registration as set forth in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D for the issuance of these securities. The recipient took its securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the acquisition of these securities.


 ITEMS 3-5.

   Not applicable.


 ITEM 6.  EXHIBITS.

 (a)  Exhibits.

  No.  Description
  ---  -----------

  4.1 Extension Agreement dated March 8, 2007 between Rapid Link,
      Incorporated and Trident Growth Fun, LP, including Common Stock Purchase Warrant No. 2 filed as Exhibit "A"

  4.2 Extension Agreement dated March 8, 2007 between Rapid Link,
      Incorporated and Charger Investments, LLC, including Common Stock Purchase Warrant No. 2 filed as Exhibit "A"

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

  Date: June 14, 2007

                                EXHIBIT INDEX

  No. Description
  --- -----------
  4.1 Extension Agreement dated March 8, 2007 between Rapid Link,
      Incorporated and Trident Growth Fun, LP, including Common Stock Purchase Warrant No. 2 filed as Exhibit "A"

  4.2 Extension Agreement dated March 8, 2007 between Rapid Link,
      Incorporated and Charger Investments, LLC, including Common Stock Purchase Warrant No. 2 filed as Exhibit "A"

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