Form 10QSB
period 2007-07-31
RAPID LINK INC
filed 2007-09-13
CIK 913659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007
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
incorporation or organization)

17383 SUNSET BOULEVARD, SUITE 350, LOS ANGELES, CA 90272
(Address of principal executive offices)

(310) 566-1700
(Issuer's telephone number)

-----------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes [X]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]   No [X]

As of August 31, 2007, there were 60,804,401 shares of registrant's common stock, par value $.001 per share, outstanding.

________________________________________________________

Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.
RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	October 31,
	2007	2006

	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 218,158	$ 30,136
Accounts receivable, net of allowances of $61,931 and $99,666, respectively	1,051,528	1,400,568
Prepaid expenses	125,749	204,335
Other current assets	82,117	16,382

Total current assets	1,477,552	1,651,421

Property and equipment, net	245,842	379,027
Customer lists, net	2,643,036	3,222,142
Goodwill	2,868,461	2,868,461
Other assets	107,504	121,286

Total Assets	$ 7,342,395	$ 8,242,337

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Bank overdrafts	$ -	$ 101,097
Accounts payable	2,316,410	2,203,072
Accrued interest (including $386,723 and $183,304, respectively, to related parties )	875,742	491,299
Other accrued liabilities	568,850	507,581
Deferred revenue	106,868	183,510
Deposits and other payables	75,606	66,889
Contingent purchase price consideration	500,000	500,000
Convertible notes, current portion, net of debt discount of $265,151 and $343,333, respectively	2,997,306	716,667
Related party convertible notes, net of debt discount of $19,302 and $0, respectively	1,885,776	-
Related party notes, current portion	1,300,000	380,965
Net current liabilities from discontinued operations	1,162,000	1,162,000

Total current liabilities	11,788,558	6,313,080

Convertible notes, long-term, net of debt discount of $610,308	-	1,622,149
Convertible notes payable to related parties, long-term, net of debt discount of $44,120	-	1,860,958
Related party note, long-term	-	1,000,000

Total liabilities	11,788,558	10,796,187

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares uthorized; none issued and outstanding	-	-
Common stock, $.001 par value; 175,000,000 shares uthorized; 52,161,544 and 51,181,994 issued at July 31, 2007 and October 31, 2006, respectively	52,162	51,182
Additional paid-in capital	47,530,725	47,248,729
Accumulated deficit	(51,974,180)	(49,798,891)
Treasury stock, at cost; 12,022 shares	(54,870)	(54,870)

Total shareholders' deficit	(4,446,163)	(2,553,850)

Total liabilities and shareholders' deficit	$ 7,342,395	$ 8,242,337

The accompanying notes are an integral part of these consolidated financial statements.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006

Revenues	$4,229,804	$4,842,904	$12,402,878	$ 8,950,034

Costs and expenses:
Costs of revenues	2,982,544	3,441,046	8,932,807	6,582,121
Sales and marketing	303,410	334,836	923,326	577,045
General and administrative	828,622	1,034,036	2,675,877	2,424,455
Depreciation and amortization	229,853	283,620	707,996	487,799
Loss on disposal of property and equipment	-	-	10,061	34,229
Gain on reduction/settlement of liabilities	-	(308,879)	-	(308,879)

Total costs and expenses	4,344,429	4,784,659	13,250,067	9,796,770

Operating income (loss)	(114,625)	58,245	(847,189)	(846,736)

Other income (expense):
Noncash interest expense	(174,954)	(439,652)	(835,584)	(949,778)
Interest expense	(70,991)	(62,051)	(212,884)	(155,676)
Related party interest expense	(74,081)	(62,088)	(214,930)	(128,502)
Foreign currency exchange gains (losses)	69	(4,948)	4,020	18,693
Other	(70,825)	-	(68,722)	-

Total other expense, net	(390,782)	(568,739)	(1,328,100)	(1,215,263)

Net loss	$(505,407)	$(510,494)	$(2,175,289)	$(2,061,999)

Earnings per share information:

Basic and diluted weighted average shares outstanding	51,974,854	45,345,456	51,630,459	35,012,074

Basic and diluted loss per share	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.06)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	July 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(2,175,289)	$(2,061,999)
Adjustments to reconcile net loss to net cash
Provided by (used in) operating activities:
Noncash interest expense	835,584	951,757
Other non-cash expense	70,825	-
Depreciation and amortization	707,996	487,799
Bad debt expense	90,000	106,509
Share-based compensation expense	17,775	-
Loss on disposal of property and equipment	10,061	34,229
Gain on reduction/settlement of liabilities	-	(308,879)
Changes in operating assets and liabilities:
Accounts receivable	259,040	(170,461)
Prepaid expenses and other current assets	96,866	89,520
Other assets	10,811	(48,221)
Accounts payable	113,338	(78,361)
Accrued liabilities	378,797	293,343
Deferred revenue	(76,641)	(13,884)
Deposits and other payables	8,717	(131,549)

Net cash provided by (used in) operating activities	347,879	(850,197)

Cash flows from investing activities:
Purchases of property and equipment	(3,094)	(147,367)
Cash acquired in Telenational acquisition	-	158,135
Proceeds from sale of property and equipment	300	-

Net cash (used) provided by investing activities	(2,794)	10,768

Cash flows from financing activities:
Reduction of bank overdrafts	(101,097)	-
Proceeds from sale of common stock	25,000	-
Proceeds from convertible debentures	-	1,000,000
Payment of financing fees	-	(44,150)
Proceeds from related party notes and shareholder advances	-	550,000
Payments on related party notes and shareholder advances	(80,966)	(550,000)

Net cash provided by (used in) financing activities	(157,063)	955,850

Net increase in cash and cash equivalents	188,022	116,421

Cash and cash equivalents, beginning of period	30,136	172,164

Cash and cash equivalents, end of period	$ 218,158	$ 288,585

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - NATURE OF BUSINESS AND CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business

Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries (collectively referred to as "Rapid Link" or the "Company"), have served as facilities-based, communications companies providing various forms of telephony services to customers around the world. Rapid Link provides a multitude of communications services targeted to individual customers, as well as small and medium sized enterprises. These services include the transmission of voice and data traffic over public and private networks. The Company also sells foreign and domestic termination of voice traffic into the wholesale market. To insure optimal quality and redundancy, the Company utilizes the Public Switched Telecommunications Network, as well as the Internet, to transport communications services.

The Company has shifted its retail product focus to broadband wireless internet services. Rapid Link focuses on key niche markets. These niche markets include specific ethnic demographics, targeted geographic locations both domestically and internationally, and the United States military. The Company's strategy includes plans to offer broadband access via its own facilities to insure reliable delivery of its current and future services. Technology now allows for cost efficient and rapid build out of broadband facilities. Wi-MAX and other technologies can bring fast, reliable, high speed internet access to areas that have traditionally been unreachable or underserved. Through acquisitions and organic growth in targeted rural areas, the Company believes it will possess a strategic advantage over carriers that do not provide their own network access. "Net Neutrality" is still in question and Rapid Link believes the potential for unfair and/or monopolistic behavior by incumbent providers, necessitates our strategy to "own" the customer by providing the service directly, rather than utilizing the networks of others. This will allow the Company to provide its bundled products and communications services without the threat of compromised service quality.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The consolidated financial statements at July 31, 2007, and for the three and nine months ended July 31, 2007 and 2006, are unaudited and reflect all adjustments of a normal recurring nature, except as otherwise disclosed herein, which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. Certain amounts previously reported have been reclassified to conform to the current period presentation.

The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2006. The results of operations for the three and nine months ended July 31, 2007 are not necessarily indicative of the results that may be achieved for the entire fiscal year ending October 31, 2007.

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

Restatements and Reclassifications

The Company has restated its consolidated financial statements as of and for the nine months ended July 31, 2006 to reflect in the proper quarterly period certain amounts that were recorded in the consolidated financial statements during fiscal 2006. The restated quarterly information was presented in the Company's annual report on Form 10-KSB for the fiscal year ended October 31, 2006. (See Note 2 - Gain on reduction/settlement of liabilities for further details). Certain balance sheet amounts as of October 31, 2006 have been reclassified to be properly presented (see Acquisition below for further details).

Acquisition

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. ("Telenational") from Apex Acquisitions, Inc. ("APEX"). The primary purpose of the acquisition was to enable the Company to expand its market share in the telecommunications industry and eliminate certain costs by gaining operational efficiencies. The consolidated financial statements at October 31, 2006 and July 31, 2007, and for the three and nine months ended July 31, 2007, include amounts acquired from, as well as results of operations of, the acquired business. The Company reclassified certain amounts on its October 31, 2006 consolidated balance sheet to apply a $250,000 payment made to APEX in October 2006 against a note owed to APEX (at the request of APEX management) rather than as a reduction of purchase price consideration owed related to the acquisition of Telenational. Accrued purchase price consideration of $500,000, which represents the remaining unpaid cash portion of the purchase consideration, was past due at July 31, 2007 and October 31, 2006, however the $500,000 contingent purchase consideration has subsequently been extended by the Company and APEX in the form of an 8% Note (see Note 8 - Subsequent Events).

Financial Condition and Going Concern

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and limited ability or inability to raise additional capital. The Company has an accumulated deficit of approximately $52 million as of July 31, 2007, as well as a working capital deficit of approximately $10.3 million. In addition, a significant amount of the Company's trade accounts payable and accrued liabilities are past due. Funding of the Company's working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment. Historically, some of the Company's funding has been provided by a major shareholder. The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing. Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company's operations in the short term and hinder expansion strategies. At July 31, 2007, approximately 50% of the Company's debt is due to a Director of the Company, senior management or an entity owned by senior management.

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

NOTE 2 - GAIN ON REDUCTION/SETTLEMENT OF LIABILITIES

The Company determined during the third quarter of fiscal 2006, based on a review of applicable statute of limitations regulations and/or current correspondence with vendors, that approximately $309,000 of liabilities were no longer due and payable as of July 31, 2006. Accordingly, this amount was recorded as "gain on reduction/settlement of liabilities" during the first nine months of fiscal 2006. (See Note 1 - Nature of Business and Consolidated Financial Statements for discussion of restatement of quarterly information).

NOTE 3 - SHARE-BASED COMPENSATION

Accounting for Share-Based Payments Pursuant to Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R")

The Company adopted SFAS No. 123R as of November 1, 2006 applying the modified prospective transition method. This revised accounting standard addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions with employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and requires that the fair value of such share-based payments be recognized in the consolidated statement of operations using a fair-value-based method. SFAS No. 123R requires publicly-traded entities to record compensation expense related to payment for employee services by an equity award in their financial statements over the requisite service period. In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107, "Share-Based Payment," which does not modify any of SFAS No. 123R's conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS No. 123R.

All of the Company's existing share-based compensation awards have been determined to be equity awards. Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of November 1, 2006 for which the requisite service has not been rendered (i.e. nonvested awards) as the requisite service is rendered on or after that date. The compensation cost is based on the grant date fair value of those awards, with grant date fair value currently being estimated using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123R. The Company is recognizing compensation cost relating to the nonvested portion of those awards in the consolidated financial statements beginning with the date on which SFAS No. 123R is adopted, through the end of the requisite service period. SFAS No. 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under the modified prospective transition method, the consolidated financial statements are unchanged for periods prior to adoption and the pro forma disclosure previously required for those prior periods will continue to be required to the extent those amounts differ from the amounts in the consolidated statement of operations.

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

The adoption of SFAS No. 123R had no effect on cash flows or basic and diluted loss per share. No share-based compensation costs were capitalized during the first nine months of fiscal 2007. Noncash share-based compensation costs recorded in general and administrative expenses during the third quarter and first nine months of fiscal 2007 were approximately $6,000 and $18,000, respectively.

A summary of stock options as of July 31, 2007 and changes during the nine months then ended was as follows:

Stock Options	Shares	Weighted -Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at October 31, 2006	1,242,500	$ 0.12
Granted	-	-
Exercised	-	-
Cancellations	(310,000)	0.13

Outstanding at July 31, 2007	932,500	$ 0.12	4.6	$ -

Exercisable at July 31, 2007	290,000	$ 0.13	6.0	$ -

There were no options issued to employees during the first nine months of fiscal 2007. No options were exercised during the first nine months of fiscal 2007. The Company issues new shares of common stock upon option exercise.

As of July 31, 2007, there were unrecognized compensation costs of $50,000 related to nonvested stock options which the Company expects to recognize over a weighted-average period of 2.2 years.

Accounting for Share-Based Payments Prior to Adoption of SFAS No. 123R

Prior to November 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method in accordance with APB Opinion No. 25 and followed the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price. Accordingly, compensation cost was not recognized related to stock options in the financial statements as the fair market value on the grant date approximated the exercise price. Prior to the adoption of SFAS No. 123R, the Company calculated stock-based compensation pursuant to the disclosure provisions of SFAS No. 123 using the straight-line method over the vesting period of the option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, as amended by SFAS No. 148, the Company's pro forma net loss for third quarter and first nine months of fiscal 2006 would not have been materially different.

The fair value of options for shares of the Company's common stock issued to employees has been determined using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123. There were no options issued to employees during the first nine months of fiscal 2006.

NOTE 4 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES

The Company has various debt obligations as of July 31, 2007 and October 31, 2006, including amounts due to independent institutions and related parties. No new debt obligations were entered into during the first nine months of fiscal 2007. The following tables summarize outstanding debt as of each balance sheet date:

INFORMATION AS OF JULY 31, 2007
Description	Balance	Int. Rate	Due Date	Discount	Net

Convertible notes, current
GC-Conote2	$30,000	0%	on demand	$-	$30,000
GCA-Debenture	430,000	6%	11/1/2007	-	430,000
GCA-Debenture	552,457	6%	11/1/2007	-	552,457
GC-Conote	1,250,000	10.08%	2/28/2008	265,151	984,849
Debentures	1,000,000	10%	3/8/2008	-	1,000,000

Related party conv. notes, current
Notes (Executives)	1,905,078	10%	2/28/2008	19,302	1,885,776

Related party notes, current
Exec. Demand Note	300,000	8%	on demand	-	300,000
APEX Note 1	1,000,000	8%	11/5/2007	-	1,000,000

INFORMATION AS OF OCTOBER 31, 2006
Description	Balance	Int. Rate	Due Date	Discount	Net

Convertible notes, current
GC-Conote2	$60,000	0%	3/31/2007	$10,000	$50,000
Debentures	1,000,000	10%	3/8/2007	333,333	666,667

Related party notes, current
Exec. Demand Note	300,000	8%	on demand	-	300,000
APEX Note 2	80,965	8%	7/15/2007	-	80,965

Convertible notes, long-term
GCA-Debenture	430,000	6%	11/1/2007	-	430,000
GCA-Debenture	552,457	6%	11/1/2007	4,247	548,210
GC-Conote	1,250,000	10.08%	2/28/2008	606,061	643,939

Related party conv. notes, long-term
Notes (Executives)	1,905,078	10%	2/28/2008	44,120	1,860,958

Related party note, long-term
APEX Note 1	1,000,000	8%	11/5/2007	-	1,000,000

Debentures totaling $1,000,000 with an original March 8, 2007 maturity date were extended during the second quarter of fiscal 2007 to March 8, 2008. The term of the original 2,000,000 warrants issued related to these Debentures was extended by one year, which had an insignificant financial impact. In connection with the extension, however, 2,000,000 additional warrants were issued, resulting in deferred financing fees of $139,000, of which $55,000 was expensed as noncash interest expense during the first nine months of fiscal 2007. The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; volatility factor of the expected market price of the Company's common stock of 287%; and an expected life of the warrants of four years. Remaining deferred financing fees, classified as other current assets, will be amortized through March 8, 2008. In connection with these Debentures, the lenders are each entitled to an additional 50,000 warrants monthly with exercise prices of $0.25 and $0.10, respectively. These warrants vest and are exercisable each fiscal quarter until the Debentures are paid in full. The fair value of these additional warrants is calculated on the date earned using the Black-Scholes pricing model using applicable risk-free interest rates based on current treasury-bill interest rates; volatility factors of the expected market price of the Company's common stock over the expected term; and an expected life of the warrants of four years. Under the terms of this agreement, the Company has granted 500,000 warrants to the lenders as of July 31, 2007.

The Company has two 6% convertible debentures totaling $982,457 with maturity dates of November 1, 2007 (the "GCA-Debentures") with GCA Strategic Investment Fund Limited ("GCA") that became current liabilities during the first nine months of fiscal 2007. During the second quarter of fiscal 2007, GCA elected to convert $30,000 of the GC-Conote2 into approximately 622,000 shares of common stock. The remaining $30,000 owed on the GC-Conote2 became due on March 31, 2007 and is currently due on demand.

An 8% related party note payable to APEX that is due on November 5, 2007 in the amount of $1,000,000 ("Apex Note 1") became a current liability during the first nine months of fiscal 2007. The Company's Chief Financial Officer, Chris Canfield, is the majority shareholder of APEX. Additionally, two 10% related party notes that are payable (1) to the Company's CEO and (2) to a former officer of the Company that are due on February 28, 2008 in the combined amount of $1,905,078 ("the Executive Notes") became current liabilities during the first nine months of fiscal 2007.

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

In August 2007, the Company's Chief Executive Officer elected to convert $900,000 of the 10% "related party convertible notes" due February 28, 2008 into 9,000,000 shares of common stock, reflecting a conversion price of $0.10 per share.

NOTE 5 - COMMON STOCK WARRANTS

On June 15, 2007, the Company entered into a series of agreements with Westside Capital, LLC whereby the Company sold 357,143 shares of the Company's common stock to Westside Capital for a purchase price of $25,000 and issued to Westside Capital Common Stock Purchase Warrants (the "Warrants") to purchase up to an additional 50,000,000 shares of the Registrant's common stock ("Warrant Shares") at exercise prices as follows: 20,000,000 Warrant Shares exercisable at $0.10 per share (Warrant "A"); 15,000,000 Warrant Shares exercisable at $0.20 per share (Warrant "B"); and 15,000,000 Warrant Shares exercisable at $0.30 per share (Warrant "C"). The Warrants vest in 4,000,000 share increments at such time as the previous increment has been fully exercised. Should the Company not receive cumulative gross proceeds of at least three million dollars ($3,000,000) in the form of equity, debt, any other injection of capital into the Company, or any combination thereof from Westside Capital or from sources introduced by Westside Capital by February 24, 2008, then all remaining outstanding Warrants shall expire. On June 15, 2007, 4,000,000 warrants vested resulting in the recognition of approximately $71,000 of expense included in "other" on the accompanying statement of operations for the three and nine months ended July 31, 2007. The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 5.38%; volatility factor of the expected market price of the Company's common stock of 1.38; and an expected life of the warrants of eight months.

NOTE 6 - BUSINESS AND CREDIT CONCENTRATIONS

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

The Company provided services to one customer that accounted for 27% and 25%, respectively, of overall revenues during the third quarter and first nine months of fiscal 2007. During the third quarter and first nine months of fiscal 2007, 27% and 25%, respectively, of the Company's revenues were generated from customers in the Netherlands. During the third quarter of fiscal 2007, three of the Company's suppliers accounted for approximately 33%, 24% and 14%, respectively, of the Company's total costs of revenues. During the first nine months of fiscal 2007, three of the Company's suppliers accounted for approximately 32%, 13% and 12%, respectively, of the Company's total costs of revenues. At July 31, 2007, one customer accounted for 14% of the Company's trade accounts receivable. At October 31, 2006, one customer accounted for 13% of the Company's trade accounts receivable.

The Company provided services to one customer who accounted for 17% of overall revenues during the third quarter 2006 and the company provided services to two customers who accounted for 12% and 18%, respectively, of overall revenues during the first nine months of fiscal 2006. During the third quarter of fiscal 2006, 10% of the Company's revenues were generated from customers in South Africa. During the third quarter of fiscal 2006, one of the Company's suppliers accounted for 29% of the Company's total costs of revenues. During the first nine months of fiscal 2006, one of the Company's suppliers accounted for approximately 15% of the Company's total costs of revenues.

Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a long-term material impact on its business.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Cygnus Telecommunications Technology, LLC.  On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to the Company's "international re-origination" technology. On March 29, 2007 the United States District Court in San Jose, California ruled that all Cygnus "international re-origination" patents are invalid, and dismissed all cases against Rapid Link (fka Dial Thru International Corporation) and related parties. Cygnus is appealing to a higher court.

State of Texas. During fiscal 2004, the Company determined, based on final written communications with the State of Texas (the "State"), that it had a liability for sales taxes (including penalties and interest). On August 5, 2005, the State filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company. The lawsuit requests payment of approximately $1.162 million for state and local sales tax, penalties and interest, which has been accrued at July 31, 2007 and October 31, 2006. The sales tax amount due is attributable to audit findings of the State for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries. The State determined that Canmax Retail Systems did not properly remit sales tax on certain transactions. Management believes that it will be able to negotiate a reduced settlement amount with the State, although there can be no assurance that the Company will be successful with respect to such negotiations. These operations were classified as discontinued after the Company sold its retail automation software business in December 1998 and changed its business model.

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

NOTE 8 - Subsequent Events

On September 1, 2007, the Company issued APEX an 8% $500,000 note ("APEX Note 3") as payment for the contingent purchase consideration. Interest and principal are due on demand.

On August 9, 2007, the Company filed an SB-2 registration statement with the Securities Exchange Commission, seeking the registration of 64,572,173 shares of common stock, which includes 50,000,000 shares underlying warrants as discussed in Note 5. The registration statement was declared effective by the SEC on August 24, 2007.

On August 17, 2007, the Company's Chief Executive Officer elected to convert $900,000 of the 10% "related party convertible notes" due February 28, 2008 into 9,000,000 shares of common stock.

On September 5, 2007 the Company executed a Letter of Intent to acquire the assets of Web Breeze, LLC, and Communications Advantage, LLC, for a combination of cash and common stock with an approximate total consideration of $225,000. Additional consideration can be attained with certain growth objectives being achieved. The Company plans to finalize the acquisition in the fourth quarter of 2007, and plans to enter into an employment agreement with the principal of Web Breeze, LLC, and Communications Advantage, LLC.

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

Overview

We are a facilities-based, communications company providing various forms of telephony services to customers around the world. We offer a multitude of communications services targeted to individual customers, as well as small and medium sized enterprises. These services include the transmission of voice and data traffic over public and private networks. The Company also sells foreign and domestic termination of voice traffic into the wholesale market. To insure optimal quality and redundancy, the Company utilizes the Public Switched Telecommunications Network, as well as the Internet, to transport communications services

We continue to seek opportunities to grow our business through strategic acquisitions that will complement our retail strategy as well as adding key personnel that have demonstrated a proven track record in sales, marketing and operations of retail communications organizations.

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

The telecommunications industry continues to evolve towards an increased emphasis on VoIP related products and services. Accordingly, we have increased our focus on these types of products and services. We believe the use of the Internet to provide bundled services to the end user customer, either as a stand alone solution or supplemented with VoIP products, will continue to impact the industry as large companies like Time Warner, Comcast and AT&T look to capitalize on their existing network infrastructures, and smaller companies look to provide innovative solutions to attract commercial and residential users to their product offerings.

We are focused on the growth of our business by adding new products and services that can be offered to end user customers. We are committed to building our own broadband wireless network in selected target markets in order to offer the highest quality internet connectivity in these areas. This will allow us the control we feel is required to insure high quality VoIP voice service transport. We are attempting to transition our current customers, and attract new customers through the sale of specialized VoIP Internet Access Devices, or IADs, that allow customers to connect their phones to their existing high-speed Internet connections, or whenever possible, over our own broadband connection. These IADs allow the user to originate phone calls over the Internet, thereby bypassing the normal costs associated with originating phone calls over existing land lines. By reducing these costs, we are able to offer lower priced services to these customers, which we believe will allow us to attract additional users. We also feel that by owning and maintaining our own broadband network we will be able to bundle myriad of related products and services which will supplement our existing offerings. We are targeting business and residential customers, as well as customers in niche markets, such as underserved rural areas domestically. While we expect the growth in our customer base, and the introduction of innovative product offerings to have a positive impact on our revenues and earnings, we cannot predict our ability to significantly grow this line of business. The revenue and costs associated with the VoIP and broadband wireless product offerings will depend on the number of customers and contracts we obtain.

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

For our newer VoIP product offerings, specifically our Rapid Link service, we recognize revenue in accordance with Emerging Issues Task Force ("EITF") consensus No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" which requires that revenue arrangements with multiple deliverables be divided into separate units of accounting if the deliverables in the arrangement meet specific criteria. In addition, arrangement consideration must be allocated among the separate units of accounting based on their relative fair values, with certain limitations. The provisioning of the Rapid Link service with the accompanying desktop terminal adapter or other customer premise equipment constitutes a revenue arrangement with multiple deliverables. In accordance with the guidance of EITF No. 00-21, we allocate Rapid Link revenues, including activation fees, among the customer premise equipment and subscriber services. Revenues allocated to the customer premise equipment are recognized as product revenues at the end of 30 days after order placement, provided the customer does not cancel their Rapid Link service. All other revenues are recognized as license and service revenues when the related services are provided. We defer the cost of goods sold of products sold for which the end customer or distributor has a right of return. The cost of the products sold is recognized, contemporaneously with the recognition of revenue, when the subscriber has accepted the service. To date, our new VoIP product offerings have generated insignificant revenues.

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

Long-lived assets, including the Company's customer lists, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We assess our goodwill for impairment annually or more frequently if impairment indicators arise. In order to properly complete these assessments, we rely on a number of factors, including operating results, business plans and anticipated future cash flows. Actual results that vary from these factors could have an impact on the amount of impairment, if any, which actually occurs.

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

Results of Operations

The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands):
	Three Months Ended July 31,				Nine Months Ended July 31,
	2007		2006		2007		2006
	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue

Revenues	$4,230	100.0	$4,843	100.0	$12,403	100.0	$8,950	100.0

Costs and expenses:
Costs of revenues	2,983	70.5	3,441	71.1	8,933	72.0	6,582	73.5
Sales and marketing	303	7.2	335	6.9	923	7.4	578	6.4
General and administrative	829	19.6	1,034	21.4	2,676	21.6	2,424	27.1
Depreciation and amortization	230	5.4	284	5.9	708	5.7	488	5.5
Loss on disposal of property and equipment	-	-	-	-	10	0.1	34	0.4
Gain on reduction/ settlement of liabilities	-	-	(309)	(6.4)	-	-	(309)	(3.5)

Total costs and expenses	4,345	102.7	4,785	98.8	13,250	106.8	9,797	109.5

Operating income (loss)	(115)	(2.7)	58	1.2	(847)	(6.8)	(847)	(9.5)

Other income (expense):
Noncash interest expense	(175)	(4.1)	(440)	(9.1)	(835)	(6.7)	(950)	(10.6)
Interest expense	(70)	(1.6)	(61)	(1.3)	(213)	(1.7)	(155)	(1.7)
Related party interest expense	(74)	(1.8)	(62)	(1.3)	(215)	(1.7)	(129)	(1.4)
Foreign currency exchange gains	-	-	(5)	(.1)	4	-	19	0.2
Other	(71)	(1.7)	-	-	(69)	(.6)	-	-

Total other expense, net	(390)	(9.2)	(568)	(11.7)	(1,328)	(10.7)	(1,215)	(13.6)

Net loss	$(505)	(11.9)%	$(510)	(10.5)%	$(2,175)	(17.5)%	$(2,062)	(23.0)%

Revenues

Revenues for the third quarter of fiscal 2007 decreased $0.6 million, or 13%, as compared to the same period of fiscal 2006. This decrease is primarily attributable to the expected variable nature of the wholesale revenue component. Revenues for the first nine months of fiscal 2007 increased $3.5 million, or 39%, as compared to the same period of fiscal 2006. This increase is primarily attributable to the inclusion of Telenational revenues gained in the May 2006 acquisition of Telenational, which were included for only a portion of the comparable nine month period of 2006.

Costs of Revenues

Costs of revenues for the third quarter of fiscal 2007 decreased $0.5 million, or 13%, as compared to the same period of fiscal 2006. This decrease is primarily attributable to a proportionate decrease in revenues for the period. Costs of revenues for the first nine months of fiscal 2007 increased $2.4 million, or 36%, as compared to the same period of fiscal 2006. This increase is primarily attributable to the inclusion of Telenational costs of revenues since the May 2006 acquisition of Telenational that were included for only a portion of the comparable nine month fiscal period of 2006.

Costs of revenues as a percentage of revenues were unchanged during the third quarter of fiscal 2007 as compared to the same period of fiscal 2006. Costs of revenues as a percentage of revenues for the nine months of fiscal 2007 decreased 2% as compared to the same period of fiscal 2006. This decrease is a standard acceptable variance in this industry. As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from quarter to quarter and year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

Sales and Marketing Expenses

Sales and marketing expenses for the third quarter of fiscal 2007 decreased $32,000, or 9%, as compared to the same period of fiscal 2006. Sales and marketing expenses for the first nine months of fiscal 2007 increased $345,000, or 60%, as compared to the same period of fiscal 2006. This increase is attributable to higher marketing costs and agent commissions attributed to the inclusion of Telenational revenues and the associated cost of commissions and advertising for the comparable nine month period of fiscal 2006. A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by a small in-house sales and marketing organization.

General and Administrative Expenses

General and administrative expenses for the third quarter of fiscal 2007 decreased $205,000, or 20%, as compared to the same period of fiscal 2006. General and administrative expenses for the first nine months of fiscal 2007 increased $252,000, or 10%, as compared to the same period of fiscal 2006. However, year-to-date general and administrative expenses decreased from 27% of revenues for fiscal 2006 to 22% for the same period of fiscal 2007. General and administrative expenses decreased by 5% during the first nine months of fiscal 2007 as compared to the same period of fiscal 2006, even with the addition of personnel and other costs related to the Telenational acquisition, because the Company was able to quickly eliminate duplicate costs between the combined entities, primarily related to salaries and corresponding benefits, as well as rent, telephone and utility cost reductions resulting from the closure of a couple of office locations. We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business; however it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of many general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expenses for the third quarter of fiscal 2007 decreased $54,000, or 19%, as compared to the same period of fiscal 2006. Depreciation and amortization expenses for the first nine months of fiscal 2007 increased $220,000, or 45%, as compared to the same period of fiscal 2006. Fixed assets have steadily been reaching the end of their estimated useful lives. Although a large portion of our fixed assets still in use are fully depreciated, depreciation and amortization costs increased due to (1) amortization of Telenational customer lists during the first nine months of fiscal 2007 ($175,000 per quarter) with no corresponding expense during the same period of fiscal 2006 and (2) depreciation of fixed assets acquired as part of the May 2006 purchase of Telenational. A majority of our depreciation expense relates to the equipment utilized in our VoIP network.

Gain on Reduction/Settlement of Liabilities

The Company determined during the third quarter of fiscal 2006, based on a review of applicable statute of limitations regulations and/or current correspondence with customers, that approximately $309,000 of liabilities were no longer due and payable at the end of the third quarter of fiscal 2006. Accordingly, this amount was recorded as a gain from reduction of liabilities for the three months ending July 31, 2006.

Noncash Interest Expense, Interest Expense and Related Party Interest

Noncash interest expense results from the amortization of deferred financing fees and debt discounts on our debts to third party lenders. Noncash interest expense and interest expense for the third quarter of fiscal 2007 decreased by $256,000 or 51% compared to the same period of fiscal 2006. Noncash interest expense in the third quarter of fiscal 2007 decreased from prior quarter levels as certain debt discounts became fully amortized during the quarter. Noncash interest expense and interest expense for the first nine months of fiscal 2007 decreased $116,000, or 15%, as compared to the same period of fiscal 2006. Related party interest expense for the third quarter of fiscal 2007 increased $12,000, or 19%, as compared to the same period of fiscal 2006. Related party interest expense for the first nine months of fiscal 2007 increased $86,000, or 67%, as compared to the same period of fiscal 2006. This increase in noncash interest expense, interest expense and related party interest expense resulted primarily from the additional financing fees and/or debt discount recorded related to the extension of the maturity dates of our convertible debt instruments with our third party and related party lenders during fiscal 2006 and the second quarter of fiscal 2007, debt issued in connection with the acquisition of Telenational, and additional borrowings during fiscal 2006.

Deferred Warrant Costs

Deferred warrant costs resulted from the issuance of 4,000,000 warrants to Westside Capital, which vested during the third quarter of 2007. $71,000 of deferred costs associated with the issuance of these warrants was fully recognized as an expense during the third quarter of fiscal 2007.

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

Our audit report for the fiscal year ended October 31, 2006 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. At July 31, 2007, we had cash and cash equivalents of $218,000, a significant increase as compared to cash and cash equivalents of $30,000 at October 31, 2006. However, we had working capital deficits at July 31, 2007 and October 31, 2006 of $10.3 million and $4.7 million, respectively.

Net cash provided by operating activities during the first nine months of fiscal 2007 was $348,000 as compared to cash used in operating activities of $850,000 during the same period of fiscal 2006. During the first nine months of fiscal 2007, to compute operating cash flows, our net loss of $2,175,000 was positively adjusted for noncash interest expense of $836,000, deferred warrant costs of $71,000, depreciation and amortization of $708,000, bad debt expense of $90,000, share-based compensation expense of $18,000, loss on disposal of fixed assets of $10,000, and net changes in operating assets and liabilities of $791,000. During the first nine months of fiscal 2006, to compute operating cash flows, our net loss of $2,062,000 was positively adjusted for noncash interest expense of $952,000, depreciation and amortization of $488,000, and loss on disposal of fixed assets of $34,000, reduction of bad debt expense of $107,000, partially offset by the gain on reduction of liabilities of $309,000, and net changes in operating assets and liabilities of $60,000.

Net cash used by investing activities during the first nine months of fiscal 2007 resulted from the purchase of property and equipment of $3,000. During the first nine months of fiscal 2006, cash provided by investing activities resulted from the Telenational acquisition of $158,000, partially offset by net purchases of property and equipment of $147,000.

Net cash used in financing activities during the first nine months of fiscal 2007 was $157,000, resulting from the reduction of bank overdrafts that existed at October 31, 2006, payment of $81,000 on a related party note, partially offset by the sale of common stock of $25,000, as compared to cash provided by financing activities of $956,000 during the same period of fiscal 2006, which represented proceeds received from convertible debentures, net of financing fees. Also during the first nine months of fiscal 2006, the Company received $500,000 in proceeds from a temporary loan from our chief executive officer, which was repaid during that same time period using proceeds from the convertible debentures.

We have an accumulated deficit of approximately $7.3 million as of July 31, 2007 as well as a significant working capital deficit. Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us. Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. As of July 31, 2007, we have approximately $2,997,000 of convertible debentures (net of debt discount of $265,000), convertible notes to related parties of $1,886,000 (net of debt discount of $19,000) and notes payable to related parties of approximately $1,300,000, all of which are scheduled to mature within the next year, as well as a significant amount of trade payables and accrued liabilities that are past due. We were current on all but $95,000 of our debt obligations at July 31, 2007. However, the remaining contingent purchase consideration of $500,000 owed to Apex Acquisitions, Inc. was past due at July 31, 2007. We have subsequently extended the $500,000 due to Apex Acquisitions Inc (see Note 6 - Subsequent Events). We continue to explore external financing opportunities that will allow us to either convert our outstanding debt obligations into the new financing and/or pay down a portion or all of the amounts now due. Our management is committed to the success of our Company as is evidenced by the level of financing it has made available to our Company. However, if we are unable to obtain additional financing or extend the due date on current financing, our operations and financial condition in the short term may be materially affected, and we likely would not be able to remain in business during the next twelve months. As a result of the aforementioned factors and related uncertainties, there is significant doubt about our Company's ability to continue as a going concern.

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

We may be unable to manage our growth.

We intend to build and/or acquire our own Broadband Wireless network and expand the range of enhanced telecommunications services that we provide. Our expansion prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. Our revenues will suffer if we are unable to manage this expansion properly.

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

ITEM 3.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the fiscal quarter ended July 31, 2007, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION.

ITEMS 1-5.

     Not applicable.

ITEM 6.   EXHIBITS.

(a)   Exhibits.
_No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID LINK, INCORPORATED
(Registrant)

/s/ John A. Jenkins
-----------------------------------
John A. Jenkins
Chief Executive Officer
and Chairman of the Board
(Principal Executive Officer)

/s/ Christopher J. Canfield
-----------------------------------
Christopher J. Canfield
President, Chief Financial Officer,
Treasurer and Director
(Principal Financial and
Accounting Officer)

Date: September 12, 2007

EXHIBIT INDEX
_No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)