Form 10KSB
period 2007-10-31
RAPID LINK INC
filed 2008-01-23
CIK 913659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-KSB
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

COMMISSION FILE NUMBER 0-22636

RAPID LINK, INCORPORATED
(Name of small business issuer in its charter)

DELAWARE	75-2461665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5408 N. 99thStreet; Omaha, NE 68134
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (402) 392-7561

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK, $0.001 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended October 31, 2007 were $17,326,035.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of January 8, 2008 was approximately $1,934,042, based on the average bid and ask price of a share of common stock as quoted on the OTC Bulletin Board of $0.08.

As of January 8, 2008, there were 65,149,522 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None
Transitional Small Business Disclosure Format (Check One): Yes ☐;  No ☒

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB (this "Report") includes "forward-looking statements".  Forward-looking statements are statements other than historical information or statements of current condition.  Some forward-looking statements may be identified by the use of such terms as "expects,” "anticipates,” "estimates,” "believes,” "plans" and words of similar meaning.  These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans, and other matters.  In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this Form 10-KSB should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized.  Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using Voice over Internet Protocol ("VoIP") to provide telecommunications services over the Internet, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services over the Internet, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of services over the Internet, (e) our dependence upon favorable pricing from our suppliers to compete in the telecommunications industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry. For a discussion of these factors and others, please see "Risk Factors" in Item 1 of this Report.  Readers are cautioned not to place undue reliance on the forward-looking statements made in this Report or in any document or statement referring to this Report.  In addition, we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws.

PART I

Item 1.  Description of Business.

General

Throughout this Annual Report on Form 10-KSB, the terms "we," "Rapid Link," and the "Company" refer to Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries.  The Company was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada.  On August 7, 1992, we renounced our original province of incorporation and elected to continue our domicile under the laws of the State of Wyoming, and on November 30, 1994, our name was changed to "Canmax Inc.”  On February 1, 1999, we reincorporated under the laws of the State of Delaware under the name "ARDIS Telecom & Technologies, Inc.”  On November 2, 1999, we acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation (the "DTI Acquisition"), and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to Dial Thru International Corporation.  On November 1, 2005, we changed our name to "Rapid Link, Incorporated" as we believe this name will receive better market recognition and acceptance than its previous name, especially as the Company continues to roll out wireless broadband internet relatedservices.

Our principal executive offices are located at 5408 N. 99thStreet, Omaha, Nebraska, 68134; our telephone number is (310) 566-1700; our website address is www.rapidlink.com; and our common stock currently trades on the OTC Bulletin Board under the symbol RPID.

Business Strategy

Communication Services

Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries (collectively referred to as “Rapid Link” or the “Company”), have served as facilities-based, communication companies providing various forms of voice and data services to customers around the world.  Rapid Link provides a multitude of communication services targeted to individual customers, as well as small and medium sized enterprises.  These services include the transmission of voice and data traffic over public and private networks.  The Company also sells foreign and domestic termination of voice traffic into the wholesale market.

The Company has shifted its retail product focus to wireless broadband niche markets that include specific ethnic demographics, targeted rural geographic locations, and others.  The Company’s strategy includes plans to offer broadband access via its own facilities to insure reliable delivery of its current and future services.  Technology now allows for swift and cost efficient deployment of broadband networks.  Wi-MAX and other technologies can bring fast, reliable, high-speed internet access to areas that have traditionally been inaccessible or underserved.  Through organic growth and acquisitions in targeted areas, the Company believes it will possess a strategic advantage over carriers that do not provide their own network access.  The Company believes the potential for unfair and/or monopolistic behavior by incumbent providers, necessitates our strategy to “own” the customer by providing the service directly, rather than utilizing the networks of others.  This will allow the Company to provide its bundled products and communication services without the threat of compromised service quality.

Development of Wireless Broadband Internet

The tremendous growth of internet utilization worldwide has led to dramatic changes in how individuals and business consumers are able to access the internet.  Regional incumbents are generally offering broadband services over their legacy cable or telephone networks in most metropolitan areas of the United States.  Wireless internet service providers (“WISP’s”) are becoming much more prevalent, largely due to advances in technology and the demand for service in areas not adequately served by the incumbents.  During fiscal year 2007, we began offering wireless broadband internet services to customers located in the geographic area of Amador County, California.

Recent advances in wireless Ethernet equipment now make it possible to build carrier-grade networks with significantly less capital investment than required in the past.  As recently as three years ago, a service which provided broadband speeds of 100Mbps or more to an end-user, would have been prohibitively expensive.  Today, even faster speeds are available to business customers.  With the increased bandwidth now available to our customers, we are able to tailor our service offerings to suit the end-users’ needs.  Synchronous connections (those with MATCHING upload and download speeds) are more important now than ever, and new wireless technologies make this possible.  Integrated voice services utilizing VoIP are a perfect example of the flexibility and performance synchronous connections allow.

Niche Focus- Broadband service in rural and underserved areas

The Company has recognized that many areas within the United States are lacking viable options for broadband internet access.  Generally, these are rural locations, which have not yet seen market penetration by regional telephony and cable incumbents.  With recent advances in wireless broadband technologies, we feel that we can offer a cost effective service, bringing high quality broadband internet to these underserved areas.

Niche Focus - Non-traditional broadband service offerings

The legacy services provided by telecommunications incumbents have very specific limitations with regard to speeds, and are relatively expensive.  Cable incumbents are generally not offering synchronous broadband speeds at all, thus limiting the scope of their products and services.  Wireless broadband technology enables the Company to provide services outside the limits of traditional telecommunications and cable based offerings.  Additionally, wireless broadband services can be easily and cost effectively upgraded to match the consumers changing needs.

Products and Services

Our goal is to provide the best possible communication experience to both residential and business users at affordable prices, allowing them to communicate seamlessly and effortlessly to and from anywhere in the world.

Rapid Link Wireless Broadband Service

Rapid Link provides Broadband Internet access via its wireless network equipment and service staff in rural Amador County, California.  This service has been available starting October 31, 2007, and is a service that has been marketed to consumers in the area for over 7 years by Communications Advantage, LLC, and Web-Breeze Networks, LLC.  Rapid Link acquired all the assets of Communications Advantage, LLC, and Web-Breeze Networks, LLC in October 2007.  The wireless broadband network covers over 350 square miles and serves more than 1400 users from 36 points of presence.  Other assets include web hosting, email, and national dial-up internet access.

We currently offer several internet access rate plans tailored to the needs of small business, home office and residential consumers.  Our service plans are designed to provide our customers the lowest possible rates while maintaining the service quality level they require.  Our broadband services feature synchronous internet access, which is critical to providing a satisfying internet experience when visiting newer “Web 2.0” sites.  Social networking experiences found with sites such as Myspace and Facebook benefit greatly from fast upload speeds, which are generally unavailable from the incumbent carriers.  In addition, we offer our customers a variety of additional services, including web hosting and email.  All of our broadband customers also receive a free dial-up account for use when away from home.

Rapid Link VoIP Services

Rapid Link provides an Internet-based communication service that works over virtually any high-speed Internet connection in the world.  Our service allows our customers to call to and/or from any phone in the world.  Rapid Link VoIP is a perfect complement to our broadband access service.  When used together, we are able to more closely control quality, by keeping calls on our own network as long as possible and avoiding the public internet as much as possible.

Wholesale Voice Termination

We offer call completion on a wholesale basis to domestic and international telecommunications companies.  This service enables our carrier customers to benefit from our VoIP and TDM voice network expertise without having to establish dozens of new relationships with smaller providers.  Our extensive experience and exiting relationships with voice service providers, allow us to offer reliable service to select destinations around the world at very competitive prices.

Legacy Products

These services, while still contributing a significant portion of our revenues, will continue to decrease as a percentage of our total revenues as we continue to develop and market new services.

International Re-origination Services

We provide a variety of international Re-origination services.  Our “Dial Thru” service allows customers the convenience of making local and/or international calls in the same manner as traditional long distance dialing.  In markets where we cannot currently provide Dial Thru service, we offer our Re-origination service, which allows a caller outside of the United States to place a long distance telephone call that appears to have originated from our US-based switch to the customer's location, and then connects the call through our network to anywhere in the world.  By completing the calls in this manner, we are able to provide very competitive rates to the customer.  Generally, the Dial Thru and Re-origination services are provided to customers that establish deposits or prepayments with us.

International Calling Cards

Our “Global Roaming” service provides customers a single account number to initiate phone-to-phone calls from locations throughout the world using specific toll-free access numbers.  This service enables customers to receive the cost benefits associated with our telecommunications network throughout the world.

1+ Long Distance

We also offer traditional 1+ long distance service to business and residential users throughout the U.S.  We currently focus on SMEs through the agent channel, as well as our niche markets, which generally have a large amount of international calling.  By leveraging our long-standing international carrier relationships, we can provide low rates and excellent service when calling to countries that are not aggressively priced by the larger carriers.

Segment Information

Management regularly reviews one set of financial information and all of our products share similar economic characteristics.  Therefore, the Company has determined that it has one operating segment.

Recent Acquisitions

On October 31, 2007, the Company acquired 100% of the assets of Communications Advantage, LLC (“Communications Advantage”), and Web-Breeze Networks, LLC (“Web Breeze”).  The assets include a sizable wireless broadband network in a rural geographic area of California that fits into the Company’s niche market business model, a base of customers and revenues that are immediately accretive to our revenues and earnings, and a staff of tenured professionals with vast knowledge and experience in the wireless broadband sector.

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”).  Telenational historically serviced a sizable base of both retail and commercial customers which very closely mirror those customers Rapid Link has served.  This acquisition allows us to expand our market share in the telecommunications industry while taking advantage of several significant economies of scale, both in respect to direct cost reductions, as well as operational efficiencies.  We have subsequently moved substantially all of our operational and administrative functions to the Telenational headquarters in Omaha, Nebraska.

In October 2005, the Company completed the acquisition of the customer base of Integrated Telecommunications, Inc., an international long distance carrier providing VoIP services to retail customers in the United States and wholesale services to customers worldwide.

Competition

The “Diversified Communication Services” industry is highly competitive, rapidly evolving, and subject to constant technological change.  Other providers currently offer one or more of each of the services offered by us.  Communications service companies compete for consumers based on price and quality, with the dominant providers conducting extensive advertising campaigns to capture market share.  As a service provider in Broadband Internet industry, we compete with dominant players such as Comcast Corp. (CMCSA), AT&T (T), all of which are substantially larger than us and have the resources, history and customer bases to dominate virtually every segment of the broadband internet market.  As a service provider in the VoIP telecommunications industry, we compete with such dominant providers as Skype and Vonage (VG), which are substantially larger than us and have greater resources, history and customer bases, and who may market services in areas and regions which may closely mirror ours.

We also compete with other smaller companies including Towerstream Corp. (TWER), and KeyOn Communications Holdings, Inc (KEYO).  We also believe that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers especially in the area of wireless broadband internet service.

The market for international voice completion services is also highly competitive.  We compete both in the market for enhanced Internet communications services and in the market for carrier transmission services.  We believe that the primary competitive factors in the Internet and VoIP communications business are quality of service, price, convenience, and bandwidth.  We believe that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future.

Wireless Broadband Internet Service Providers

During the past several years, a number of companies have introduced services that make Wireless Broadband Internet and Internet voice services available to businesses and consumers.  Towerstream Corporation and KeyOn Communications Holdings, Inc. offers wireless broadband internet and divisions of Net2Phone Inc. and Deltathree.com route traffic to destinations worldwide, and compete directly with us.  Other Internet telephony service providers focus on a retail customer base and may in the future compete with us.  These companies offer the kinds of voice services we are currently offering.  In addition, companies currently in related markets are providing wireless broadband internet and VoIP services, or adapt their products to enable voice over the Internet services.  Many of these companies have migrated into the wireless broadband and Internet telephony market as direct competitors.

Suppliers

Our principal suppliers consist of domestic and international telecommunications carriers, Internet Service Providers, and Broadband suppliers.  Relationships currently exist with a number of reliable carriers.  During the fiscal year ended October 31, 2007, three of the Company's suppliers accounted for approximately 31%, 22%, and 12% of the Company's total costs of revenues.  Due to the highly competitive nature of the telecommunications business, we believe that the loss of any carrier would not have a long-term material impact on our business.

Sales and Marketing

We sell and market our services through vertical web portals, magazines, local military base events, and third-party resellers.  Our Company also receives a good deal of referrals from existing customers.  Our revenues are primarily derived from direct sales to business and residential accounts, sales through commissioned agents and wholesale sales to other telecommunications providers.  We plan to focus our sales efforts on expanding niche markets, as well as add products and services targeting residential customers in these niche areas.

We offer businesses and individuals the opportunity to become resellers of our services through our affiliate and reseller programs.  Resellers are able to purchase bulk accounts and hardware at reseller specific pricing and they are then able to resell these accounts to private individuals under the Rapid Link brand.

We have substantial revenues in foreign markets.  For the fiscal years ended October 31, 2007 and 2006, $6.4 million or 37% and $4.4 million or 33% of our total revenue from continuing operations for each year, respectively, originated from foreign markets.

Customers

We focus our current retail sales and marketing efforts on our Wireless Broadband Internet products and services, targeting residential customers and SMEs.  We rely heavily on the use of local advertising to generate retail sales in markets where we offer our Broadband service.  Additionally, we utilize agent sales channels to generate revenues.  By doing so, we believe that we establish a wide base of customers with little vulnerability based on lack of customer loyalty.  Our wholesale customers are primarily large telecommunications customers in the United States, and medium to large foreign Postal, Telephone and Telegraph companies, which are those entities responsible for providing telecommunications services in foreign markets and are usually government owned or controlled.

During the fiscal year ended October 31, 2007, we did not provide wholesale services to any customer that accounted for more than 10% of our revenue.  During the fiscal year ended October 31, 2006, we provided wholesale services to a customer who accounted for 12% of our revenues, and to another customer who accounted for 10% of revenues.  We believe the loss of any individual customer would not materially impact our business.  We generally do business with approximately 25 wholesale customers, any of which either collectively, or in most cases individually, could compensate for the loss of a major customer.  Typically, we have limited capacity, imposed by our suppliers, in which to transmit our telecommunications traffic.  We frequently offer this capacity to our larger customers, however it is possible to offer these opportunities to all or a few of our wholesale customers at any time, thus reducing our reliance on any one customer and providing a relatively quick transition between customers if we should lose a customer.

Employees

As of December 26, 2007, we have twenty-eight full-time employees, nine of which perform administrative and financial functions, fourteen of which perform customer support duties, and thirteen of which have experience in telecommunications operations and/or sales.  Seventeen employees are located in Omaha, Nebraska, seven employees are located in California, and one employee is located in Colorado.  None of our employees is represented by a labor union, and we consider our employee relations to be good.

Debt Restructurings

On October 31, 2007, the Company entered into a series of agreements, which modified its debt structure with Global Capital Funding Group Ltd. ("Global"), and with GCA Strategic Investment Fund Limited ("GCA").  The agreements call for two outstanding notes due in November of 2007 payable to Global and GCA to be extended to October 31, 2009.  There were no other material changes to the terms of the existing notes.  The Company issued 50,000 warrant options to purchase common stock to Global and GCA in consideration for the extensions.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex Acquisitions, Inc. ("Apex”).  The agreement calls for the outstanding note due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The Company President and Chief Financial Officer is the majority stockholder of Apex.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with the Company’s Chairman and Chief Executive Officer, John Jenkins.  The agreement calls for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  There were no other material changes to the existing note.

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

The following summary of regulatory developments and legislation is intended to describe what we believe to be the most important, currently effective and proposed international, federal, state, and local regulations and legislation that are likely to materially affect us.  Some of these and other existing federal and state regulations are the subject of judicial proceedings and legislative and administrative proposals that could change, in varying degrees, the manner in which this industry operates.  We cannot predict the outcome of any of these proceedings or their impact on the telecommunications industry or us at this time.  Some of these future legislative, regulatory, or judicial changes could have a material adverse impact on our business.

Regulation by the Federal Communications Commission - Universal Service Funds

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

The FCC is currently considering several proposals that would fundamentally alter the basis upon which our Universal Service Fund contributions are determined and the means by which such contributions may be recovered from our customers, changing from a revenue percentage measurement to a connection (capacity), or telephone number (access) measurement.  Because we pass through these contributions to consumers, a change in the contribution methodology would not directly affect our net revenues; however, a change in how contributions are assessed might affect our customers differently than the customers of competing services, and therefore could either increase or decrease the attractiveness of our services.  The timing and effect of any FCC action on this proposal is not yet known.

Access Charges

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

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a "fundamental re-examination of all currently regulated forms of intercarrier compensation.”  Several different industry groups have submitted access charge reform proposals to the FCC.  The FCC has not yet acted on these proposals and it is not yet known when it will act.  Therefore, at this time we cannot predict the effect that the FCC's ultimate determinations regarding access charge reform may have upon our business.

Taxes and Regulatory Fees

We are subject to numerous local, state, and federal taxes and regulatory fees, including, but not limited to, the Federal excise tax, FCC universal service fund contributions and regulatory fees, and numerous public utility commission regulatory fees.  We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation.  If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business.

International Telecommunications Services - Section 214.  In the United States, to the extent that we offer services as a carrier, we are required to obtain authority under Section 214 of the Communications Act of 1934 to provide telecommunications service that originates within the United States and terminates outside the United States.  We have obtained the required Section 214 authorization from the FCC to provide U.S. international service.  As a condition to our Section 214 authorization, we are subject to various communications-oriented reporting and filing requirements.  Failure to comply with the FCC's rules could result in fines, penalties, forfeitures, or revocation of our FCC authorization, each of which could have a material adverse effect on our business, financial condition, and results of operation.

International Telecommunications Services - International Settlements

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

State Regulations

Our intrastate long distance operations are subject to various state laws and regulations, including, in most jurisdictions, certification, and tariff filing requirements.  As a certificated carrier, consumers may file complaints against us at the public service commissions.  Certificates of authority can generally be conditioned, modified, canceled, terminated, or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities.  Fines and other penalties also may be imposed for such violations.  Public service commissions also regulate access charges and other pricing for telecommunications services within each state.  The Regional Bell Operating Companies and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility, which, if granted, could subject us to increased price competition.

Regulation of Internet Telephony and Other IP-Enabled Services

The use of the Internet to provide telephone service is a fairly recent market development.  At present, we are not aware of any domestic, and are aware of only a few foreign, laws or regulations that prohibit voice communications over the Internet.

United States

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

The advent of VoIP services being provided by pure play VoIP providers, such as Vonage, cable television and other companies, and the increased number of traditional telephone companies entering the retail VoIP space has heightened the need for U.S. regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether, or under what terms, VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, and the Universal Service Fund ("USF") of the Communications Assistance for Law Enforcement Act ("CALEA").  The FCC is addressing many of these issues through its "IP-Enabled Services Proceeding,” which opened in February 2004.

Due to perceived urgency, however, the FCC did take some specific actions outside of the broad IP-Enabled Services Proceeding to address emergency services and law enforcement issues.  On June 3, 2005, the FCC issued an order establishing rules requiring interconnected VoIP service providers to incorporate 911 emergency call capabilities for their customers as a standard feature of their services, rather than an optional enhancement.  And, on August 5, 2005, the FCC announced the extension of CALEA to certain types of VoIP providers.  Any additional regulation of IP-based services concerns us and we must therefore remain diligent with respect to evaluating the impact of FCC proposals and decisions.  However, based on the nature of the IP-enabled services we currently provide, we do not believe either FCC decision will materially adversely affect our business, operating results, financial condition, or future prospects.

The FCC has also considered whether to impose surcharges or other common carrier regulations upon certain providers of VoIP or Internet telephony.  While the FCC has presently refrained from such regulation, the regulatory classification of Internet telephony remains unresolved.  If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and pay access charges to local telephone companies.  A decision to impose such charges could also have a retroactive effect, which could materially adversely affect us.  It is also possible that the FCC will adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers.  Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet.  Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects.

States

State regulatory authorities may also retain jurisdiction to regulate certain aspects of the provision of intrastate Internet telephony services.  Several state regulatory authorities have initiated proceedings to examine the regulation of such services.  Others could initiate proceedings to do so.

International

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

Other General Regulations

Although we do not know of any other specific new or proposed regulations that will affect our business directly, the regulatory scheme for competitive telecommunications market is still evolving, and there could be unanticipated changes in the competitive environment for communications in general.  For example, the FCC is currently considering rules that govern how Internet providers share telephone lines with local telephone companies and compensate local telephone companies.  These rules could affect the role that the Internet ultimately plays in the telecommunications market.

Risk Factors

Our cash flow may not be sufficient to satisfy our cost of operations.  If not, we must obtain equity or debt instruments.

For the fiscal years ended October 31, 2007 and 2006, we recorded net losses from continuing operations of approximately $2 million and $1.1 million, respectively, on revenues from continuing operations of approximately $17.3 million and $13.4 million, respectively.  For fiscal year 2007, our net loss from continuing operations included approximately $2 million in non-cash expenses, primarily depreciation expense and non-cash interest expense.  In addition, we generated approximately $659,000 of positive cash flow from operations during fiscal year 2007.  As a result of historical losses, we currently have a substantial working capital deficit. To be able to service our debt obligations over the course of the 2008 fiscal year, we must generate significant cash flow through additional financing or an equity infusion. If we are unable to do so or are otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, our ability to continue operations may be jeopardized.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2007, which states “The Company has suffered recurring losses from continuing operations during each of the last two fiscal years.  Additionally, at October 31, 2007, the Company's current liabilities exceeded its current assets by $5.4 million and the Company had a shareholders' deficit totaling $2.8 million.  Although our financial condition is improving, particularly from a cash flow perspective, these conditions raise doubt about the Company's ability to continue as a going concern.

Our operating history makes it difficult to accurately assess our general prospects in the broadband wireless internet sector of the Diversified Communications Service industry and the effectiveness of our business strategy.  As of the date of this report, most of our revenues are not derived from broadband internet services.  Instead, we generated most of our revenues from retail fixed-line and wholesale communication services.  In addition, we have limited meaningful historical financial data upon which to forecast our future sales and operating expenses.  Our future performance will also be subject to prevailing economic conditions and to financial, business and other factors.  Accordingly, we cannot assure that we will successfully implement our business strategy or that our actual future cash flows from operations will be sufficient to satisfy our debt obligations and working capital needs.

To implement our business strategy, we will need an additional equity infusion.  There is no assurance that adequate levels of additional equity or financing will be available at all or on acceptable terms.  If we are unable to obtain additional equity or financing on terms that are acceptable to us, we could be forced to dispose of assets to make up for any shortfall in the payments due on our debt under circumstances that might not be favorable to realizing the highest price for those assets.  A portion of our assets consist of intangible assets, the value of which will depend upon a variety of factors, including the success of our business. As a result, if we do need to sell any of our assets, we cannot assure that our assets could be sold quickly enough, or for amounts sufficient, to meet our obligations.

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

The market for our products and services is highly competitive.  We face competition from multiple sources, many of which have greater financial resources and a substantial presence in our markets and offer products or services similar to our services.  Therefore, we may not be able to successfully compete in our markets, which could result in a failure to implement our business strategy, adversely affecting our ability to attract and retain new customers.  In addition, competition within the industries in which we operate is characterized by, among other factors, price, and the ability to offer enhanced services.  Significant price competition would reduce the margins realized by us in our telecommunications operations.  Many of our competitors have greater financial resources to devote to research, development, and marketing, and may be able to respond more quickly to new or merging technologies and changes in customer requirements.

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

In addition, the existence of our asset pledges to the holders of the secured convertible notes will make it more difficult for us to obtain additional financing required to repay monies borrowed by us, continue our business operations, and pursue our growth strategy.

The regulatory environment in our industry is very uncertain.

The legal and regulatory environment pertaining to the Internet and Diversified Communication Services industry is uncertain and changing rapidly as the use of the Internet increases.  For example, in the United States, the FCC had been considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony, and indeed the FCC has confirmed that providers must begin charging Universal Service access charges of roughly 6.5%.

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

New regulations could increase the cost of doing business over the Internet or restrict or prohibit the delivery of our products or services using the Internet. In addition to new regulations being adopted, existing laws may be applied to the Internet.  Newly enacted laws may cover issues that include sales and other taxes, access charges, user privacy, pricing controls, characteristics and quality of products and services, consumer protection, contributions to the Universal Service Fund, an FCC-administered fund for the support of local telephone service in rural and high-cost areas, cross-border commerce, copyright, trademark and patent infringement, and other claims based on the nature and content of Internet materials.

Changes in the technology relating to Broadband Wireless Internet could threaten our operations.

The industries in which we compete are characterized, in part, by rapid growth, evolving industry standards, significant technological changes, and frequent product enhancements.  These characteristics could render existing systems and strategies obsolete and require us to continue to develop and implement new products and services, anticipate changing consumer demands and respond to emerging industry standards and technological changes.  No assurance can be given that we will be able to keep pace with the rapidly changing consumer demands, technological trends, and evolving industry standards.

We need to develop and maintain strategic relationships around the world to be successful.

Our international business, in part, is dependent upon relationships with distributors, governments, or providers of telecommunications services in foreign markets.  The failure to develop or maintain these relationships could have an adverse impact on our business.

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

Currently, our disaster recovery systems focus on internal redundancy and diverse routing within our operations center.  We currently do not have an off-site communications system that would enable us to continue to provide communications services to our customers in the event of a natural disaster, terrorist attack or other occurrence that rendered our operations center inoperable.  Accordingly, our business is subject to the risk that such a disaster or other occurrence could hinder or prevent us from providing services to some or all of our customers.  The delay in the delivery of our services could cause some of our customers to discontinue business with us, which could have a material adverse effect financial condition, and results of operations.

We may be unable to manage our growth.

We intend to expand our Wireless Broadband Internet network and the range of enhanced communication services that we provide.  Our expansion prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets.  Our revenues will suffer if we are unable to manage this expansion properly.

Our OTC Bulletin Board listing negatively affects the liquidity of our common stock as compared with other trading boards.

Our common stock currently trades on the OTC Bulletin Board.  Therefore, no assurances can be given that a liquid trading market will exist at the time any stockholder desires to dispose of any shares of our common stock.  In addition, our common stock is subject to the so-called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000, or $300,000 together with a spouse).  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale.  Consequently, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected.  The Securities and Exchange Commission (the “SEC”) has adopted regulations that define a "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market.  The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Our executive officers, directors and major shareholders have significant shareholdings, which may lead to conflicts with other shareholders over corporate governance matters.

Our current directors, officers and more than 5% shareholders, as a group, beneficially own approximately 75% of our outstanding common stock.  Acting together, these shareholders would be able to significantly influence all matters that our shareholders vote upon, including the election of directors and mergers or other business combinations.  As a result, they have the ability to control our affairs and business, including the election of directors and subject to certain limitations, approval or preclusion of fundamental corporate transactions.  This concentration of ownership of our common stock may delay or prevent a change in the control, impede a merger, consolidation, takeover or other transaction involving us, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company.

We will be subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We will be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures.  This section also requires that our independent registered public accounting firm opine on those internal controls and management’s assessment of those controls.  We are currently evaluating our existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission.  During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We intend to implement the requisite changes to become compliant with existing and new requirements that apply to our Company.

We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant.  If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.  We cannot be certain at this time that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements.  If we fail to comply with the requirements of Section 404 or if our auditors report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.  In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Item 2.  Description of Property.

We lease approximately 11,500 square feet in Omaha, Nebraska, located at 5408 N. 99thStreet.  Our operations, information systems, and executive headquarters are located in the Omaha facility.  We also have a small sales and administrative office in Johannesburg, South Africa.  We believe that our facilities are sufficient for the operation of our business for the foreseeable future.  The expiration dates of the above-mentioned lease agreements are as follows:

June 30, 2011	Omaha – Operational and Administrative Headquarters
Month to month	South Africa Sales and Administrative Office

Item 3.  Legal Proceedings.

The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Cygnus Telecommunications Technology, LLC.  On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to the Company's "international re-origination" technology.  On March 29, 2007 the United States District Court in San Jose, California ruled that all Cygnus “international re-origination” patents are invalid, and dismissed all cases against Rapid Link (fka Dial Thru International Corporation) and related parties.  Cygnus is appealing to a higher court.

State of Texas.  During fiscal 2004, the Company determined, based on final written communications with the State of Texas (the “State”), that it had a liability for sales taxes (including penalties and interest) totaling $1.1 million.  The Company had previously accrued an estimated settlement amount of $350,000 during fiscal 2003.  During fiscal 2004, the Company accrued an additional $750,000.  On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company.  The lawsuit requests payment of approximately $1.162 million, including penalties and for state and local sales tax.  During fiscal 2005, the Company accrued an additional $62,000.  The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries.  The State of Texas determined that Canmax Retail Systems did not properly remit sales tax on certain transactions.  Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. On January 8, 2008, the Attorney General of Texas offered to settle all sales tax claims against the Company for a sum total of $250,000, which must be paid by April 1, 2008 to relieve the Company from any and all sales tax liabilities including penalties and interest.  The Company is currently considering whether to accept the offer.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market for the Company’s Common Stock

The Company’s common stock, $0.001 par value, is quoted on the OTC Bulletin Board under the trading symbol “RPID”.  Each share ranks equally as to dividends, voting rights, participation in assets on winding-up and in all other respects.  No shares have been or will be issued subject to call or assessment.  There are no preemptive rights, provisions for redemption or for either cancellation or surrender, or provisions for sinking or purchase funds.

The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of our common stock as reported on the OTC Bulletin Board:

	High	Low
Fiscal Year Ended October 31, 2007
Fourth Quarter	$0.11	$0.04
Third	$0.08	$0.03
Second Quarter	$0.09	$0.06
First Quarter	$0.10	$0.06

Fiscal Year Ended October 31, 2006
Fourth Quarter	$0.14	$0.06
Third Quarter	$0.22	$0.09
Second Quarter	$0.40	$0.12
First Quarter	$0.19	$0.08

The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

The closing price for our common stock on January 8, 2008, as reported on the OTC Bulletin Board, was $0.08.

Dividends

We have never declared or paid any cash dividends on our common stock and do not presently intend to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings for reinvestment in our business.

Holders of Record

There were 479 stockholders of record as of January 8, 2008.

Equity Compensation Plans

The following table sets forth, as of October 31, 2007, certain information related to the Company’s compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options Warrants and Rights column (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column in column (a))

Equity compensation plans approved by ecurity holders	1,190,000 (1)	$ 0.10	2,810,000 (2)

Equity compensation plans not approved by security holders	-	n/a	-
Total	1,190,000	$ 0.10	2,810,000

(1)	Includes outstanding options granted pursuant to the Company’s 2002 Equity Incentive Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2002 Equity Incentive Plan.

The Company’s 2002 Equity Incentive Plan (the "Equity Incentive Plan"), as amended, authorizes the Board of Directors to grant options to purchase up to 4,000,000 shares of the Company’s common stock.  On October 31, 2002 at our stockholder’s annual meeting, our stockholders approved the adoption of the Equity Incentive Plan. The maximum number of shares of common stock that may be issuable under the Equity Incentive Plan to any individual plan participant is 1,000,000 shares.  All options granted under the Equity Incentive Plan have vesting periods up to a maximum of five years.  The exercise price of an option granted under the Equity Incentive Plan shall not be less than 85% of the fair value of the common stock on the date such option is granted.

The Company’s 1990 Stock Option Plan (the "Option Plan"), as amended, authorized the Board of Directors to grant options to purchase up to 2,300,000 shares of the Company’s common stock.  No options were to be granted to any individual director or employee, which when exercised, would exceed 5% of the issued and outstanding shares of the Company.  The term of any option granted under the 1990 Stock Option Plan was fixed by the Board of Directors at the time the options were granted, provided that the exercise period was not to be longer than 10 years from the date of grant.  All options granted under the 1990 Stock Option Plan have up to 10-year terms and have vesting periods that range from 0 to three years from the grant date.  The exercise price of any options granted under the 1990 Stock Option Plan is the fair market value at the date of grant.  On October 31, 1990 at our stockholder’s annual meeting, our stockholders approved the adoption of the Option Plan. Subsequent to the adoption of the Incentive Plan, no further options will be granted under the Option Plan.

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2007, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as disclosed in previous SEC filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fiscal year ended October 31, 2007.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

This Annual Report on Form 10-KSB contains "forward-looking statements".  These statements relate to expectations concerning matters that are not historical facts.  Words such as "projects," "believes," "anticipates," "estimates," "plans," "expects," "intends," and similar words and expressions are intended to identify forward-looking statements.  Although we believe that such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct.  Factors that could cause actual results to differ materially from such expectations are disclosed herein including, without limitation, in the section entitled "Risk Factors" in PART I, Item 1.  All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language and we do not undertake any obligation to update any forward-looking statements.  You are also urged to carefully review and consider the various disclosures we have made which describe certain factors that affect our business throughout this Report.  The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2007 and 2006 and should be read in conjunction with our Financial Statements and the Notes thereto commencing at page F-1 included hereof.

Overview

We are a facilities-based, Diversified Communications Services company providing various forms of telephony and wireless broadband internet services to wholesale and retail customers around the world.  We offer a multitude of international communications services targeted to individual customers, as well as small and medium sized enterprises.  These services include the transmission of voice and data traffic over public and private networks, and communications services for both the foreign and domestic termination of international long distance traffic into the wholesale market.  We have begun to utilize Voice over Internet Protocol (“VoIP”) packetized voice technology.

We continue to seek opportunities to grow our business through strategic acquisitions that will complement our retail strategy as well as adding key personnel that have demonstrated a proven track record in sales, marketing and operations of wireless broadband internet and other diversified communication services.

On October 31, 2007, the Company acquired 100% of the assets of Communications Advantage, LLC (“Communications Advantage”), and Web-Breeze Networks, LLC (“Web Breeze”).  The assets include a sizable wireless broadband network in a rural geographic area of California that fits into the Company’s niche market business model, a base of customers and revenues that are immediately accretive to our revenues and earnings, and a staff of tenured professionals with vast knowledge and experience in the wireless broadband sector.

On May 5, 2006, we completed the acquisition of all of the issued and outstanding shares of capital stock of Telenational Communications, Inc., who historically has serviced a sizable base of both retail and commercial customers, which very closely mirror those customers Rapid Link has served prior to the acquisition.  This acquisition allowed us to take advantage of several significant economies of scale, both in respect to direct cost reductions, as well as operational efficiencies.

On October 31, 2005, we completed the acquisition of the customer base of Integrated Telecommunications, Inc., an international long distance carrier providing VoIP services to retail customers in the United States, and wholesale services to customers worldwide.

The Diversified Communication Services industry continues to evolve towards an increased emphasis on IP related products and services.  We have focused our business towards these types of products and services for the last couple of years.  Furthermore, we believe the use of the Internet to provide bundled IP related services to the end user customer, either as a stand alone solution or bundled with other IP products, will continue to impact the industry as large companies like Time Warner, Comcast and AT&T look to capitalize on their existing cable infrastructures, and smaller companies look to provide innovative solutions to attract commercial and residential users to their product offerings.

We are focused on the growth of our wireless broadband internet and adding new products and services that can be offered to end user customers.  We are attempting to transition our current customers, and attract new customers through the sale of specialized VoIP Internet Access Devices, or IADs, that allow customers to connect their phones to their existing high-speed Internet connections.  These IADs allow the user to originate phone calls over the Internet, thereby bypassing the normal costs associated with originating phone calls over existing land lines.  By reducing these costs, we are able to offer lower priced services to these customers, which we believe will allow us to attract additional users.  We also believe there will be considerable demand for this type of product in certain foreign markets where end users pay a significant premium to their local phone companies to make long distance or international phone calls. We are targeting business and residential customers, as well as niche markets, such as rural or underserved areas within the United States.  While we expect the growth in our customers and suppliers, and the introduction of innovative product offerings to retail users, specifically IADs, to have a positive impact on our revenues and earnings, we cannot predict our ability to significantly grow this line of business.  The revenue and costs associated with the IAD product offerings will depend on the number of customers and contracts we obtain.

Critical Accounting Policies

This disclosure is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We base our estimates on historical experience and other assumptions that we believe to be proper and reasonable under the circumstances. We continually evaluate the appropriateness of estimates and assumptions used in the preparation of its consolidated financial statements.  Actual results could differ from those estimates.  The following key accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of the consolidated financial statements.

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

The Securities and Exchange Commission's Staff Accounting Bulletin No. 104, "Revenue Recognition,” provides guidance on the application of generally accepted accounting principles to selected revenue recognition issues.  We have concluded that our revenue recognition policy is appropriate and in accordance with generally accepted accounting principles and Staff Accounting Bulletin No. 104.

Allowance for Uncollectible Accounts Receivable

We regularly monitor credit risk exposures in our accounts receivable and maintain a general allowance for doubtful accounts based on historical experience.  Our receivables are due from commercial enterprises and residential users in both domestic and international markets.  In estimating the necessary level of our allowance for doubtful accounts, we consider the aging of our customers’ accounts receivable and our estimation of each customer’s willingness and ability to pay amounts due, among other factors.  Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company's future provision for doubtful accounts.  Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required.  We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize our risk.

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

Long-lived assets, including the Company’s customer lists, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  We assess our goodwill for impairment annually or more frequently if impairment indicators arise.  In order to properly complete these assessments, we rely on a number of factors, including operating results, business plans, and anticipated future cash flows.  Actual results that vary from these factors could have an impact on the amount of impairment, if any, which actually occurs.

Stock-Based Compensation

We have used stock grants and stock options to attract and retain directors and key executives and intend to use stock options in the future to attract, retain and reward employees for long-term service.

We account for these stock options under SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”).  In accordance with SFAS 123R, compensation cost is recognized for all share-based payments granted.  We have used the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates and expected life.  Our computation of expected volatility is based on a combination of historical and market-based implied volatility.  If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  We adopted FIN 48 on November 1, 2007 and are in the process of determining the effect, if any, that it will have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(“SFAS 157”).  SFAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to significantly affect our consolidated financial condition or consolidated results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS 157, which will be fiscal year 2009.  The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010.  We have not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.

Results of Operations

The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

	Year Ended October 31, 2007			% Change 2006 to	Year Ended October 31, 2006
	Amount	% of Rev.		2007 Increase (Decr.)	Amount	% of Rev.

Revenues	$17,326,035	100.0%		30%	$13,351,030	100.0%

Costs and expenses:
Costs of revenues	12,559,905	72.5%		30%	9,644,235	72.2%
Sales and marketing	1,212,355	7.0%		42%	856,037	6.4%
General and administrative	3,403,674	19.6%		(5%)	3,596,171	26.9%
Depreciation and amortization	928,427	5.4%		24%	747,562	5.6%
Loss on disposal of property and equipment	10,061	.1%		(82%)	56,771	.4%
Net reductions of liabilities	-	-		N/A	(2,300,929)	(17.2%	)
Gain on legal settlements	(415,213)	(2.4%	)	N/A	-	-
Total costs and expenses	17,699,209	102.0%		40%	12,599,847	94.4%

Operating income (loss)	(373,174)	(2.2%	)	(150%)	751,183	5.6%

Other income (expense):
Noncash interest expense	(1,043,261)	(6.0%	)	(25%)	(1,410,351)	(10.6%	)
Related party non-cash interest expense	(33,089)	(.2%	)		(33,089)	(.2%	)
Interest expense	(284,414)	(1.6%	)	29%	(220,802)	(1.7%	)
Related party interest exp.	(269,836)	(1.6%	)	25%	(216,233)	(1.6%	)
Foreign currency exchange gains	4,389	-		(76%)	18,134	.1%
Total other income (expense)	(1,626,211)	(9.4%	)	13%	(1,862,341)	(13.9%	)

Net loss	(1,999,384)	(11.5%	)	(80%)	(1,111,158)	(8.3%	)

Loss per share:
Basic and diluted loss per share	$(0.04)				$(0.03)

Operating Revenues

Our revenues increased from $13.4 million for fiscal 2006 to $17.3 million for fiscal 2007, a 30% increase, which is primarily attributable to the inclusion of Telenational revenues gained in the May 2006 acquisition of Telenational, which were included for only a portion of the comparable twelve-month period of fiscal year 2006.  In addition, revenues increased, in part, due to the expected variable nature of the wholesale revenue and billing component.

Costs of Revenues

Our costs of revenues increased $2.9 million for fiscal year 2007 as compared to fiscal year 2006.  The increase in costs of revenues is primarily attributable to costs associated with the increase in sales revenue, and due to the inclusion of Telenational costs that were included for only a portion of the comparable twelve-month period of fiscal year 2006.

Costs of revenues as a percentage of revenues were 72% for fiscal year 2007, and remained stable compared to fiscal year 2006, which was also 72%.  As a majority of our costs of revenues is variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

Sales and Marketing Expenses

A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by anin-house sales and marketing organization.

Our sales and marketing costs increased from 6% of revenues for fiscal 2006 to 7% of revenues fiscal 2007.  This increase is attributable to higher marketing costs and agent commissions attributed to Telenational during the current fiscal period.  During fiscal 2007, we have focused our attention on increasing revenues through the efforts of our agents, and the marketing initiatives previously noted.  We will continue to focus our sales and marketing efforts on web portal and magazine advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

General and Administrative Expenses

Our general and administrative expenses decreased $192,000, or 5%, for fiscal year 2007 as compared to fiscal 2006, even with the addition of personnel and other costs related to the Telenational acquisition.  The decrease was due to eliminating duplicate costs between the combined entities, which included salaries, rent, telephone and utility cost reductions resulting from the closure of a couple of office locations.  In addition, the reduction in general and administrative expenses was achieved by improving our accounts receivable collection efforts resulting in a corresponding reduction in bad debt expense, and a decrease in expenses related to warrants issued for services.

We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business; however, it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of our general and administrative expenses.

Net Reductions of Liabilities

During fiscal 2006, the Company determined, based on a review of applicable statute of limitations regulations and/or current correspondence with vendors, that approximately $2,301,000 of liabilities, including $1,435,000 in carrier costs that were previously accrued, were no longer due and payable.  Accordingly, this amount was recorded as “Net reductions of liabilities” during fiscal 2006.

Gain on Legal Settlements

During fiscal year 2007, the Company reached executed settlement agreements and recorded a “Gain on legal settlements” of $415,000, net of attorney fees totaling $322,000.  On September 13, 2007, the Company executed a settlement agreement with Yahoo! settling a dispute over media credits purchased in a stock purchase agreement dated July 7, 2001.  Yahoo! paid the Company $475,000 in one lump sum cash payment to settle all disputes and the Company agreed to dismiss its claims against Yahoo! in connection with such dispute.  This amount was received in fiscal 2007 and recorded as a “Gain on legal settlements”.

On September 3, 2007, the Company executed a settlement agreement with Affluent Media, et al settling a dispute over media credits purchased in a stock purchase agreement dated July 7, 2001.  Affluent Media, et al paid the Company $35,000 in cash and transferred 300,000 barter credits, recorded at a fair market value of $225,000, over the subsequent 3-month period to settle all disputes and the Company agreed to dismiss its claims against Affluent Media, et al in connection with such dispute.  These amounts received were recorded in fiscal 2007 as a “Gain on legal settlements”.

Noncash Interest Expense, Related Party Non-Cash Interest Expense, Interest Expense and Related Party Interest Expense

Noncash interest expense, related party non-cash interest expense, interest expense, and related party interest expense decreased $260,000, or 14% during fiscal 2007 as compared to fiscal 2006.  The decrease was primarily attributable to certain debt discounts becoming fully amortized during fiscal 2007.  Noncash interest expense results from the amortization of deferred financing fees and debt discounts on our debts to third party lenders and related parties.  The decrease in noncash interest expense was partially offset by increased interest expense and related party interest expense.

Related party interest expense for fiscal 2007 increased $54,000, or 25%, as compared to fiscal 2006, and was primarily due to additional interest expense incurred in conjunction with the Telenational acquisition.

Liquidity and Sources of Capital

We generated approximately $659,000 of positive operating cash flow during fiscal 2007.  Prior to fiscal 2007, we generally were unable to achieve positive cash flow on a quarterly basis primarily due to the fact that our previous lines of business did not generate a volume of business sufficient to cover our overhead costs.  Based on previous fiscal years, our current audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

Our major growth areas are anticipated to include the establishment of additional wholesale points of termination to offer our existing wholesale and retail customers, the introduction of wireless broadband internet services, as well as new retail VoIP products, primarily our new Rapid Link products both domestically and internationally.  Our future operating success is dependent on our ability to generate positive cash flow from our wireless broadband internet and VoIP lines of products and services.  We anticipate a positive cash flow during the fiscal year ending October 31, 2008.  We do not have any capital equipment commitments during the next twelve months.  We are actively pursuing debt or equity financing opportunities to continue our business.  Any failure of our business plan, including the risk and timing involved in rolling out retail products to end users, could result in a significant cash flow crisis, and could force us to seek alternative sources of financing as discussed, or to greatly reduce or discontinue operations.  Although various possibilities for obtaining financing or effecting a business combination have been discussed from time to time, there are no agreements with any party to raise money or for us to combine with another entity and we cannot assure you that we will be successful in our search for investors or lenders.  Any additional financing we may obtain may involve material and substantial dilution to existing stockholders.  In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences, or privileges senior to our current common stockholders.

At October 31, 2007, we had a cash and cash equivalents $496,000, an increase in cash and cash equivalents of $466,000 from the balance at October 31, 2006.  We had working capital deficits at October 31, 2007 and 2006 of $5.4 million and $4.7 million, respectively.

Net cash provided by (used in) operating activities was $659,000 and ($1,035,323) during fiscal 2007 and 2006, respectively.  Net cash provided by operating activities during fiscal 2007 was primarily due to a net loss from continuing operations of $1,999,000 adjusted for: non-cash interest expense of $1,076,000; depreciation and amortization of $928,000; bad debt expense of $88,000; loss on disposal of fixed assets of $10,000; net changes in operating assets and liabilities of $672,000; and share-based compensation expense of $18,000; partially offset by net reduction of liabilities of $135,000.  Net cash used in operating activities during fiscal 2006 was primarily due to a net loss from continuing operations of $1,111,000 adjusted for: non-cash interest expense of $1,447,000; depreciation and amortization of $748,000; bad debt expense of $136,000; loss on disposal of fixed assets of $57,000; offset by net reduction of liabilities of $2,301,000 and net changes in operating assets and liabilities of $11,000.

Net cash used in investing activities was $7,000 and $50,000 during fiscal 2007 and 2006, respectively.  Net cash used in investing activities during fiscal 2007 resulted from the purchase of property and equipment of $7,000.  Net cash used in investing activities during fiscal 2006 resulted from property and equipment purchases of $208,000, offset by cash acquired in the Telenational acquisition of $158,000.

Net cash provided by (used in) financing activities was ($186,000) during fiscal 2007 compared to $943,000 during fiscal 2006.  Net cash used in financing activities during fiscal 2007 resulted from reduction of bank overdrafts of $101,000 and payment on related party convertible notes and shareholder advances of $110,000; partially offset by the sale of common stock for $25,000.  Net cash provided by financing activities during fiscal 2006 resulted from additional convertible debentures of $1,000,000, bank overdrafts of $101,000 and a net cash infusion of $50,000 from related parties, offset by debt and financing fee payments totaling $208,000.

We have an accumulated deficit of approximately $52.0 million as of October 31, 2007 as well as a significant working capital deficit.  Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us.  Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Telenational and the subsequent consolidation of operating facilities into one operational facility.  We do not plan significant capital expenditures during fiscal 2008.

Debt Facilities and Equity Financing

The Company has various debt obligations as of October 31, 2007 and 2006, including amounts due to independent institutions and related parties.  Descriptions of these debt obligations are included below.  The following tables summarize outstanding debt as of October 31, 2007 and October 31, 2006:

Information as of October 31, 2007
Brief Description of Debt	Balance	Int. Rate	Due Date	Discount	Net
Convertible notes, current
GC-Conote	$1,200,000	10.08%	2/28/2008	$151,515	$1,048,485
Debenture	600,000	10%	3/8/2008	-	600,000
Other	42,500	10%	2/28/2008		42,500
Related party notes, current	50,000	10%	4/30/2008	-	50,000
Convertible notes payable to related parties, current	1,000,000	8%	On Demand	-	1,000,000
Convertible notes, long-term
GCA-Debenture	630,333	6%	10/31/2009	-	630,333
GCA-Debenture	570,944	6%	10/31/2009	-	570,944
Convertible notes payable to related parties, long-term	2,240,000	8%	11/01/2009	-	2,240,000

Debt obligations as of October 31, 2007 are due as follows:

	Within 1 year	1-2 years	Total
Debt Obligations	$2,892,500	$3,441,277	$6,333,777

Information as of October 31, 2006
Brief Description of Debt	Balance	Int. Rate	Due Date	Discount	Net
Convertible notes, current
GC-Conote2	$60,000	0%	3/31/2007	$10,000	$50,000
Debentures	1,000,000	10%	3/8/2007	333,333	666,667
Related party notes, current
Demand Note	300,000	8%	On demand	-	300,000
Apex Note 2	80,965	8%	7/15/2007	-	80,965
Convertible notes, long-term
GCA-Debenture	430,000	6%	11/1/2007	-	430,000
GCA-Debenture1	552,457	6%	11/1/2007	4,247	548,210
GC-Conote	1,250,000	10.08%	2/28/2008	606,061	643,939
Convertible notes payable to related parties, long-term	1,905,078	10%	2/28/2008	44,120	1,860,958
Related party note, long-term Apex	1,000,000	8%	11/5/2007	-	1,000,000

GCA-Debentures

The Company has two 6% convertible debentures (the "GCA-Debentures") with GCA Strategic Investment Fund Limited ("GCA").  The GCA-Debentures are secured by the Company’s VoIP technology and certain equipment.  On October 31, 2007, the Company entered into a series of agreements, which materially modified its debt structure with Global Capital Funding Group Ltd. ("Global"), and with GCA Strategic Investment Fund Limited ("GCA").  The agreements call for two outstanding notes of $430,000 and $552,457 due in November of 2007, including accrued interest of $140,994 and $77,876, respectively, to be converted into two long-term convertible debentures of $570,944 and $630,333, respectively; both of which are due October 31, 2009.  There were no other material changes to the terms of the existing notes.  In consideration of the extension, the Company issued 50,000 warrant options to purchase common stock to Global and GCA in consideration for the extensions.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 5.4%; volatility factor of the expected market price of the Company's common stock of 1.51; and an expected life of the warrants of five years.  The company recognized $8,281 of expense associated with these warrants in fiscal year 2007.

GC-Conote

In November 2002, the Company executed a 12% note payable secured by certain compression equipment (the "GC-Note") with Global Capital Funding Group, L.P., ("Global") The Company issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expire on November 8, 2007.

On June 1, 2005, the Company and Global agreed to extend the maturity date of the GC-Note to February 28, 2008.  In connection with the extension, the GC-Note was converted to a 10.08% Convertible Note ("GC-Conote").  The conversion price is equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion (the "Formula Conversion Price").  The Company calculated the beneficial conversion feature embedded in the GC-Conote in accordance with EITF 98-5 and EITF 00-27 and recorded $1,013,032 as debt discount.  This debt discount is being amortized over the life of the GC-Conote.  The Company also issued to the holder of the GC-Conote warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.38, and 125,000 warrants to purchase common stock at $0.11 per share, both warrants expiring in June 2010. The Company recorded $200,498 as debt discount, the relative fair value of the warrants on June 1, 2005.  This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years.  The debt discount is being amortized over the life of the GC-Conote.  In addition, the Company issued to Global 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance.  The Company recorded $36,469 as debt discount, the relative fair value of the stock issued, which it is amortizing over the life of the GC-Conote.

On September 14, 2006, the Company and Global amended the GC-Conote to extend the maturity date of the GC-Conote to November 1, 2007, and stipulate that the conversion price of the Company’s common stock is not to be lower than $0.10 and not to exceed $0.25.  In connection with the amendment, the Company re-priced all warrants held by GCA to an exercise price of $0.05 and extended the maturity of the warrants to June 1, 2010.  Incremental debt discount amounts associated with the fiscal 2006 amendments were not material.

In connection with the extension of the maturity date of the GC-Note, the interest due on the GC-Note of approximately $350,000 as of May 31, 2005, was converted to a $400,000 non-interest bearing convertible note payable (the "GC-Conote2) to Global.  The GC-Conote2 requires quarterly payments of $50,000 on the last day of March, June, September, and December of each year until the March 31, 2007 maturity date, commencing on June 30, 2005.  In addition, the GC-Conote2 provides for conversion based on a conversion price equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty trading days immediately preceding the related Notice of Conversion (the "Formula Conversion Price").  The Company calculated the beneficial conversion feature embedded in the GC-Conote2 in accordance with EITF 98-5 and EITF 00-27 and recorded approximately $350,000 as debt discount.  This debt discount is being amortized over the life of the GC-Conote2.  The approximate $50,000 difference between the accrued interest at May 31, 2005 and the value of the GC-Conote2 represents a financing fee, was recorded as debt discount, and is being amortized over the life of the GC-Conote2.  During fiscal 2006 and 2005, GCA elected to convert $165,000 of the GC-Conote2 into approximately 2,303,000 shares of common stock and $75,000 of the GC-Conote into approximately 656,000 shares of common stock, respectively.  During fiscal 2007, the Company made a $30,000 payment on the GC-Conote2, and GCA elected to convert $30,000 of the GC-Conote2 into approximately 622,000 shares of common stock and $50,000 of the GC-Conote into 500,000 shares of common stock.

Debentures

Debentures totaling $1,000,000 with an original March 8, 2007 maturity date were extended during the second quarter of fiscal 2007 to March 8, 2008. The Debentures are secured by a first priority security interest in all of the assets of the Company other than those assets not already pledged to Global Capital as security. The term of the original 2,000,000 warrants issued related to these Debentures was extended by one year, which had an insignificant financial impact. In connection with the extension, however, 2,000,000 additional warrants were issued, resulting in deferred financing fees of $139,000, of which $90,000 was expensed as noncash interest expense during fiscal 2007. The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; volatility factor of the expected market price of the Company's common stock of 287%; and an expected life of the warrants of four years. Remaining deferred financing fees, classified as other current assets, will be amortized through March 8, 2008. In connection with these Debentures, the lenders are entitled to an additional 50,000 warrants monthly with exercise prices of $0.25 and $0.10, respectively. These warrants vest and are exercisable each fiscal quarter until the Debentures are paid in full. The fair value of these additional warrants is calculated on the date earned using the Black-Scholes pricing model using applicable risk-free interest rates based on current treasury-bill interest rates; volatility factors of the expected market price of the Company's common stock over the expected term; and an expected life of the warrants of four years. Under the terms of this agreement, the Company has granted 400,000 warrants to the lenders as of October 31, 2007.

On October 31, 2007 debentures totaling $350,000 were converted into 2,500,000 shares of common stock, reflecting a conversion price of $0.14 per share.  On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman and Chief Executive Officer.

Related Party Notes

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”) for $4,809,750, including acquisition costs of $50,000.  The purchase consideration included a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company’s common stock valued at $3,259,750.  On October 31, 2007, the contingent purchase price consideration was converted to a convertible demand note payable to Apex Acquisitions, Inc. ("Apex”) Apex in the amount of $500,000.  The Company President and Chief Financial Officer is the majority stockholder of Apex.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement calls for the outstanding note due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of the Apex Notes, including $120,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman and Chief Executive Officer.  These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with the Company’s Chairman and Chief Executive Officer, John Jenkins.  The agreement calls for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  The outstanding balance of these notes payable to Mr. Jenkins, including $241,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007.

During fiscal 2007, the Company made payments totaling $80,965 on the Apex Note 2 due July 15, 2007.

Contractual Obligations

The Company leases office space under operating leases that run through June 2011. In addition, we have numerous debt obligations outstanding. Contractual obligations as of October 31, 2007 are as follows:

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Contractual Obligations:
Debt Obligations	$1,892,500	$4,441,277	$-	$-	$6,333,777
Operating leases	134,860	359,627	-	-	494,487
Total	$2,027,360	$4,800,904	$-	$-	$6,828,264

Item 7.  Financial Statements.

The information required by Item 7 of this Report is presented following Item 14, beginning on page F-1.

Item 8.  Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, “Exchange Act” as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

There have been no changes, significant or otherwise, in our internal controls over financial reporting, that occurred during fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate
Governance; Compliance With Section 16(a) of the Exchange Act.
The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of January 22, 2008.

Name	Age	Position with the Company	Year First Elected as Officer or Director
John A. Jenkins	46	Chairman, Chief Executive Officer, Secretary and Director	2001
Christopher J. Canfield	47	President, Chief Financial Officer, Treasurer and Director	2006
Michael P. Prachar	38	Chief Operating Officer	2006
David R. Hess	46	Director	2002
Lawrence J. Vierra	62	Director	2000

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

MICHAEL P. PRACHAR has served as Chief Operating Officer since May 2006.  Mr. Prachar served as Vice President and Chief Operating Officer of Telenational Communications, Inc. from April 1998 until its acquisition by Rapid Link in May 2006.  Mr. Prachar has been involved in the telecommunications industry since 1992 and has practical experience in most related aspects, including equipment service, sales, marketing, management, and information technology.

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

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

None of our executive officers or directors has had any bankruptcy petition filed by or against any business of which such officer or director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.  None of our executive officers or directors have been convicted in a criminal proceeding or are subject to a pending criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order prohibiting activities subject to federal or state securities laws, or a finding of any violation of federal or state securities laws.

Meetings of the Board of Directors

Our Board of Directors held four meetings during the fiscal year ended October 31, 2007.  The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee.  There is no standing nominating committee.  Each of the directors attended the meeting of the Board of Directors and all meetings of any committee on which such director served.

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

Audit Committee

The Audit Committee is comprised of two non-employee directors, Lawrence J. Vierra and David Hess.  The Audit Committee makes recommendations to our Board of Directors or management concerning the engagement of our independent public accountants and matters relating to our financial statements, our accounting principles and our system of internal accounting controls.  The Audit Committee also reports its recommendations to the Board of Directors as to approval of financial statements.  The Audit Committee held four meetings during the fiscal year ended October 31, 2007.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of our Company.  Officers, directors and greater than 10% stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file.  Based solely on the review of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended October 31, 2007, our executive officers, directors and all persons who own more than 10% of our common stock complied with all Section 16(a) requirements.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics for employees, executive officers and directors that is designed to ensure that all of our directors, executive officers and employees meet the highest standards of ethical conduct.  The code requires that our directors, executive officers, and employees avoid conflicts of interest, comply with all laws and other legal requirements, and conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest.  Under the terms of the code, directors, executive officers, and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the code.

As a mechanism to encourage compliance with the code, we have established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters.  These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner.  The code also prohibits us from retaliating against any director, executive officer, or employee who reports actual or apparent violations of the code.

Item 10.  Executive Compensation.
Summary Compensation

The following table summarizes compensation we paid for services rendered to our Company during the fiscal years ended October 31, 2007 and 2006 to our chief executive officer, any executive officer with a total salary and bonus exceeding $100,000 during fiscal 2007, and all other executive officers as of October 31, 2007 (the "Named Executive Officers").

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary(1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
John A. Jenkins Chairman and Chief Executive Officer	2007 2006	150,000 150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	150,000 150,000
David R. Hess President	2007 2006	-0- 135,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- 15,000(2)	-0- 150,000
Christopher J. Canfield President and Chief Executive Officer	2007 2006	150,000 -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	150,000 -0-
(1) Messers. Canfield and Prachar earn an annual salary of $150,000, but did not receive this amount from Rapid Link during fiscal 2006, as they were executive officers of Telenational, which was acquired in May 2006.  No other person that served as an executive officer during fiscal 2006 earned a total salary and bonus exceeding $100,000 during fiscal 2006.
(2) This amount consists of an automobile allowance for Mr. Hess.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding stock options at October 31, 2007 by the named executive officers.

OUTSTANDING EQUITY AWARDS TABLE (1)

Option Awards

Equity Incentive Plan Awards:
Name and Principal Position	Number of Securities Underlying Unexercised Options		Number of securities underlying unexercised unearned options	Exercise Price	Expiration Date
	Exercisable	Unexercisable
John A. Jenkins Chairman and Chief Executive Officer	100,000	-	-	-	-
Christopher J. Canfield President and Chief Executive Officer	-	-	-	-	-
Michael Prachar Chief Operating Officer	-	-	-	-	-

(1)  No named executive has any stock awards outstanding at October 31, 2007.

Employment Agreements

The Company has not entered into any employment agreements or arrangements, whether written or oral, with any of its named executive officers.

Compensation of Directors

The members of our Board of Directors did not receive any type of compensation from us during the year ended December 31, 2007.  Directors are not compensated for attending Board and committee meetings, though our directors are allowed to participate in our Equity Incentive Plan for services rendered to the Company as a director.

Item 11.  Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2007 by (i) each stockholder known by us to beneficially own five percent (5%) or more of the Company’s outstanding common stock, (ii) each of our current directors, (iii) each of our officers and directors and (iv) all of our executive officers and directors as a group.  Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned.  The percentages in this table are based on 104,973,170 shares outstanding, assuming exercise and conversion of all options, warrants and other convertible securities beneficially owned by officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock underlying options or warrants or other convertible securities  held by that person that will be exercisable within 60 days of December 31, 2007, are deemed to be outstanding.  Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial Owner	Number of Shares	Percent
Apex Acquisitions, Inc. (1) P.O. Box 8658 Breckenridge, CO 80424	38,233,824	36.42%
John A. Jenkins (2)	39,038,824	37.18%
David R. Hess (3)	1,000,000	*
Lawrence J. Vierra (4)	825,000	*
All Executive Officers and Directors as a group (5 persons) (5)	79,097,648	75.35%

* Reflects less than one percent.

(1) Includes (i) 17,966,420 shares held directly, (ii) 19,058,824 shares of common stock which may be acquired through the conversion of convertible notes (shares from conversion calculated using the closing bid share price at December 31, 2007 of $0.085), (iii) 1,208,580 shares held by dependent children; all of which are exercisable or convertible within 60 days of December 31, 2007.  Apex is 70% owned by Mr. Canfield and 30% owned by Mr. Prachar, for all shares of common stock.
(2) Includes (i) 19,300,000 shares held directly, (ii) 100,000 shares of common stock which may be acquired through the exercise of options, (iii) 580,000 shares of common stock which may be acquired through the exercise of warrants, and (iv) 19,058,824 shares of common stock which may be acquired through the conversion of a convertible note (shares from conversion calculated using the closing bid share price at December 31, 2007 of $0.085); all of which are exercisable or convertible within 60 days of December 31, 2007.
(3) Includes (i) 1,000,000 shares of common stock, which may be acquired through the exercise of warrants, which are exercisable within 60 days of December 31, 2007.
(4) Includes (i) 795,000 shares held directly, (ii) 30,000 shares of common stock which may be acquired through the exercise of warrants, which are exercisable within 60 days of December 31, 2007.
(5) Calculations based on 104,973,170 shares outstanding, assuming exercise and conversion of all options, warrants and other convertible securities beneficially owned by officers and directors as a group.

Changes in Control

There are no arrangements known to us which may result of a change in control of the Company.

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

In January and July 2002, the Notes issued to Mr. Jenkins were amended to include additional advances in the aggregate principal amount of $402,443.  We also issued to Mr. Jenkins two warrants to acquire an additional 102,443 and 300,000 shares of common stock, respectively, at an exercise price of $0.75, which warrants expired on January 28, 2007 and July 8, 2007, respectively.

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

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”) for $4,809,750, including acquisition costs of $50,000.  The purchase consideration included a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company’s common stock valued at $3,259,750.  On October 31, 2007, the contingent purchase price consideration was converted to a convertible demand note payable to Apex Acquisitions, Inc. ("Apex”) Apex in the amount of $500,000.  The Company President and Chief Financial Officer is the majority stockholder of Apex.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement calls for the outstanding note due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of the Apex Notes, including $120,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman and Chief Executive Officer.  These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On October 31, 2007, the Company entered into an agreement, which materially modified its debt structure with the Company’s Chairman and Chief Executive Officer, John Jenkins.  The agreement calls for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of these notes payable to Mr. Jenkins, including $241,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007.

Item 13.  Exhibits.

Exhibits

The following is a list of all exhibits filed with this Report, including those incorporated by reference.

2.1 Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc. and US Communications Services, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 9, 1998 , and incorporated herein by reference)

2.2 Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 1998, and incorporated herein by reference)

2.3 Asset Purchase Agreement by and among Affiliated Computed Services, Inc., Canmax and Canmax Retail Systems, Inc. dated September 3, 1998 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 22, 1998 and incorporated herein by reference)

2.4 Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom & Technologies, Inc., Dial Thru International Corporation, a Delaware corporation, Dial Thru International Corporation, a California corporation, and John Jenkins(filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 17, 1999 and incorporated herein by reference)

2.5 Stock and Asset Purchase Agreement, dated as of September 18, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 29, 2001 and incorporated herein by reference)

2.6 First Amendment to Stock and Asset Purchase Agreement, dated as of September 21, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.2 to the Company's Current Form 8-K filed October 29, 2001 and incorporated herein by reference)

2.7 Second Amendment to Stock and Asset Purchase Agreement, dated as of October 12, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed October 29, 2001 and incorporated herein by reference)

2.8 Third Amendment to Stock and Asset Purchase Agreement, dated as of October 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed December 28, 2001 and incorporated herein by reference)

2.9 Fourth Amendment to Stock and Asset Purchase Agreement, dated as of November 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed December 28, 2001 and incorporated herein by reference)

2.10 Asset Purchase Agreement, dated as of October 25, 2005, by and between Integrated Communications, Inc. and Dial Thru International Corporation (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed October 31, 2005 and incorporated herein by reference)

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999  and incorporated herein by reference)

3.2 Amended and Restated Bylaws of Dial Thru International Corporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 and incorporated herein by reference)

3.3 Amendment to Certificate of Incorporation dated January 11, 2005 and filed with the State of Delaware on January 13, 2005 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and incorporated herein by reference)

3.4 Amendment to Certificate of Incorporation dated October 28, 2005 and filed with the State of Delaware on November 1, 2005 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 and incorporated herein by reference)

4.1 Securities Purchase Agreement issued January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.2 Registration Rights Agreement dated January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.3 6% Convertible Debenture of Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.4 Common Stock Purchase Warrant dated January 28, 2002 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.5 Securities Purchase Agreement issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.6 Secured Promissory Note issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.7 Common Stock Purchase Warrant issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.8 Registration Rights Agreement issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.9 Securities Purchase Agreement issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.10 Promissory Note issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.11 Common Stock Purchase Warrant issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.12 Secured Promissory Note dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.13 Common Stock Purchase Warrant dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.14 Common Stock Purchase Warrant dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.3 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.15 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.16 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.6 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.17 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.7 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.18 Securities Purchase Agreement dated March 8, 2006 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 14, 2006, and incorporated herein by reference)

4.19 10% Secured Convertible Debenture dated March 8, 2006 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

4.20 Common Stock Purchase Warrant dated March 8, 2006 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 14, 2006, and incorporated herein by reference)

4.21 Security Agreement dated March 8, 2006 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 14, 2006, and incorporated herein by reference)

4.22 Subordination Agreement dated March 8, 2006 between Rapid Link, Incorporated Charger Investments, LLC and Trident Growth Fund, L.P. (filed as Exhibit 4.5 to the Company's Form 8-K filed on March 14, 2006, and incorporated herein by reference)

4.23 Securities Purchase Agreement dated March 8, 2006 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2006, and incorporated herein by reference)

4.24 10% Secured Convertible Debenture dated March 8, 2006 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K filed on March 14, 2006, and incorporated herein by reference)

4.25 Common Stock Purchase Warrant dated March 8, 2006 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on March 14, 2006, and incorporated herein by reference)

4.26 Security Agreement dated March 8, 2006 between Rapid Link Incorporated and Charger Investments, LLC (filed as Exhibit 4.9 to the Company's Current Report on Form 8-K filed on March 14, 2006, and incorporated herein by reference)

10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523, and incorporated herein by reference)

10.2 Commercial Lease Agreement between Jackson--Shaw/JetstarDrive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, and incorporated herein by reference)

10.3 Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins(filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31,2000 and incorporated herein by reference)

10.4 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.5 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.6 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.7 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Incorporated and GCA Strategic Investment Fund Limited dated November 2, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2006, and incorporated herein by reference)

10.8 Stock Purchase Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 3, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 2006, and incorporated herein by reference)

10.9 Amendment No. 1 to Stock Purchase Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 5, 2006 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 9, 2006, and incorporated herein by reference)

10.10 Stock Pledge Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 5, 2006 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 9, 2006, and incorporated herein by reference)

10.11 Secured Recourse Promissory Note dated as of May 5, 2006 made by Rapid Link, Incorporated in favor of Apex Acquisitions, Inc. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 9, 2006, and incorporated herein by reference)

10.12 Fifth Allonge to 10% Convertible Note of Dial Thru International Corporation in favor of John Jenkins, dated September 14, 2006 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.13 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and GCA Strategic Investment Fund Limited dated September 14, 2006 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 20, 2006, and incorporated herein by reference)

10.14 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and Global Capital Funding Group, L.P. dated September 14, 2006 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 20, 2006, and incorporated herein by reference)

10.15 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and GCA Strategic Investment Fund Limited dated August 15, 2006 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 20, 2006, and incorporated herein by reference)

10.16 Amendment Number 3 to 6% Convertible Debenture between GCA Strategic Investment Fund Limited and Rapid Link, Incorporated, formerly known as Dial Thru International Corporation dated September 14, 2006 (filed as Exhibit 10.5 to the Company's Form Current Report on 8-K filed on September 20, 2006, and incorporated herein by reference)

10.17 Amendment Number 4 to 6% Convertible Debenture between GCA Strategic Investment Fund Limited and Rapid Link, Incorporated, formerly known as Dial Thru International Corporation dated September 14, 2006 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 20, 2006, and incorporated herein by reference)

10.18 Amendment Number 1 to Secured Promissory Note due February 28, 2008 between Global Capital Funding Group, L.P. and Rapid Link, Inc., formerly known as Dial Thru International Corporation dated September 14, 2006 (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 20, 2006, and incorporated herein by reference)

10.19 Amendment Number 1 to Secured Promissory Note due March 30, 2007 between Global Capital Funding Group, L.P. and Rapid Link, Inc., formerly known as Dial Thru International Corporation dated September 14, 2006 (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 20, 2006, and incorporated herein by reference)

14.1 Code of Business Conduct and Ethics for Employees, Executive Officers and Directors (filed as Exhibit 14.1 to the Company’s report on Form 10-k for the fiscal year ended October 31, 2003 and incorporated herein by reference)

21.1 Subsidiaries of the Registrant (filed herewith)

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

31.2 Certificate of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by KBA Group LLP for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in the Company's Forms 10-QSBs, including services related thereto, were $108,425 and $108,640 for fiscal 2007 and 2006, respectively.

Audit-Related Fees

The aggregate audit-related fees billed by KBA Group LLP for fiscal 2007 and 2006 were $5,000 and $41,045, respectively, which for fiscal year 2007 related to professional services rendered in connection with the review of a registration statement and for fiscal year 2006 related to professional services rendered for the audit of Telenational Communications, Inc., reviews of interim financial statements and review of the Form 8-K and pro forma related to the Telenational Communications, Inc. acquisition.

Tax Fees

The aggregate fees billed by Benham, Ichen & Knox LLP for professional services rendered for tax compliance, tax advice and tax planning were $12,000 and $12,000 for fiscal 2007 and 2006, respectively.  The services comprising the fees reported as "Tax Fees" included tax return preparation and consultation regarding various tax issues.

All Other Fees

There were no other fees billed by KBA Group LLP during fiscal 2007 and 2006.

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm.

The Board of Directors will engage the Auditor for the audit of the Company’s consolidated financial statements, and other audit-related work as deemed necessary.  The Auditor may only be engaged for non-audit related work if those services enhance and support the attest function of the audit, or are an extension to the audit or audit related services.  Annually the Chief Financial Officer (“CFO”) will review with the Board of Directors the services the Auditor expects to provide in the coming year and the related fees.  The Auditor shall determine the scope of work necessary to render an opinion on the consolidated financial statements of the Company.  This determination should include the locations to visit, the scope of work to be performed at each location, and the timing of that work.  The scope of work will be presented to the Board of Directors for approval.

The Auditor shall be considered the preferred service provider of Audit Related Services if services are consistent with the attest role of the Auditor and either:

1.	services can only be provided by the Auditor, or
2.
services are an extension of the work performed as part of the Audit, or rely on work performed as part of the Audit such that the quality and timeliness of the services can most effectively be provided by the Auditor, or

3.	services enhance the effectiveness of the Auditor’s examination of the Company’s consolidated financial statements.

The Board of Directors is responsible for approving all Audit, Audit Related, and Other Non-Audit Services.  Each year as part of the Annual Audit Plan, the CFO will provide the Board of Directors with a report of anticipated Audit, Audit Related, Other Non-Audit Services, together with an estimate of fees.  The size of the fee and the scope of these services will be carefully considered so as to avoid any real or perceived question as to the Auditor’s independence.

The Company shall not hire an audit engagement team member in a financial reporting oversight role where that person has prepared financial statements or exercised influence over the financial statements during the two year period prior to the date of employment.  The CFO is responsible for the implementation of this policy.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAPID LINK, INCORPORATED (Registrant)

/s/ John A. Jenkins
John A. Jenkins Chief Executive Officer and Chairman of the Board
Date: January 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ JOHN A. JENKINS	Chairman of the Board, Chief Executive Officer, Secretary and Director (principal executive officer)	January 22, 2008
John A. Jenkins

/s/ CHRISTOPHER J. CANFIELD	President, Chief Financial Officer, Treasurer and Director (principal financial and principal accounting officer)	January 22, 2008
Christopher J. Canfield

/s/ LAWRENCE J. VIERRA	Director	January 22, 2008
Lawrence J. Vierra

/s/ DAVID R. HESS	Director	January 22, 2008
David R. Hess

RAPID LINK, INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rapid Link, Incorporated

We have audited the accompanying consolidated balance sheets of Rapid
Link, Incorporated and subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rapid Link, Incorporated and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations during each of the last two fiscal years.  Additionally, at October 31, 2007, the Company's current liabilities exceeded its current assets by $5.4 million and the Company has a shareholders' deficit totaling $2.8 million. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans as they relate to these issues are also explained in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, on November 1, 2006, the Company adopted Statement of Financial Accounting Standards No.123(R), “Share-Based Payment”.

/s/ KBA GROUP LLP
Dallas, Texas
January 22, 2008

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$496,306	$30,136
Accounts receivable, net of allowance of $53,584 and $99,666, respectively	1,090,954	1,400,568
Prepaid expenses	36,537	204,335
Other current assets	200,809	16,382
Total current assets	1,824,606	1,651,421

Property and equipment, net	273,390	379,027
Customer lists, net	2,536,400	3,222,142
Goodwill	3,107,062	2,688,461
Other assets	98,032	121,286

Total assets	$7,839,490	$8,242,337

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Bank overdrafts	$-	$101,097
Accounts payable	2,319,099	2,303,072
Accrued interest (including $0 and $183,304, respectively, to related parties)	227,037	491,299
Other accrued liabilities	617,455	507,581
Deferred revenue	66,113	183,510
Deposits and other payables	77,106	66,889
Contingent purchase price consideration	-	500,000
Convertible notes, current portion, net of debt discount of $151,515 and $343,333, respectively	1,690,985	716,667
Convertible notes payable to related parties, current	1,000,000	-
Related party notes, current	50,000	380,965
Net current liabilities from discontinued operations	1,162,000	1,162,000
Total current liabilities	7,209,795	6,313,080

Convertible notes, long-term, net of debt discount of $0 and $610,308, respectively	1,201,277	1,622,149
Convertible notes payable to related parties, long-term, net of debt discount of $0 and $44,120, respectively	2,240,000	1,860,958
Related party notes, long-term	-	1,000,000
Total liabilities	10,651,072	10,796,187

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 175,000,000 shares authorized; 65,161,544 and 51,181,994 shares issued at October 31, 2007 and October 31, 2006, respectively	65,162	51,182
Additional paid-in capital	48,976,402	47,248,729
Accumulated deficit	(51,798,275)	(49,798,891)
Treasury stock, at cost; 12,022 shares	(54,870)	(54,870)
Total shareholders' deficit	(2,811,581)	(2,553,850)

Total liabilities and shareholders' deficit	$7,839,490	$8,242,337

The accompanying notes are an integral part of these consolidated financial statements.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2007	2006

Revenues	$17,326,035	$13,351,030

Costs and expenses:
Costs of revenues	12,559,905	9,644,235
Sales and marketing	1,212,355	856,037
General and administrative	3,403,674	3,596,171
Depreciation and amortization	928,427	747,562
Loss on disposal of property and equipment	10,061	56,771
Net reduction of liabilities	-	(2,300,929)
Gain on legal settlements	(415,213)	-
	17,699,209	12,599,847

Operating income (loss)	(373,174)	751,183

Other income (expense):
Noncash interest expense	(1,043,261)	(1,410,351)
Related party noncash interest expense	(33,089)	(33,089)
Interest expense	(284,414)	(220,802)
Related party interest expense	(269,836)	(216,233)
Foreign currency exchange gain(loss)	4,839	(18,134)
	(1,626,211)	(1,862,341)

Net loss	$(1,999,384)	$(1,111,158)

Loss per share:
Basic and diluted weighted average shares outstanding	53,618,865	39,000,486
Basic and diluted loss per share	$(.04)	$(.03)

The accompanying notes are an integral part of these consolidated financial statements.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock			Additional
	Shares	Amount	Treasury Stock	Paid-in Capital	Accumulated Deficit	Total

Balance, October 31, 2005	29,297,183	$29,298	$(54,870)	$42,858,862	$(48,687,733)	$(5,854,443)

Issuance of common stock in connection with conversion of convertible notesand accrued interest	2,709,811	2,709	-	193,442	-	196,151
Beneficial conversion feature related to issuance of convertible debt	-	-	-	628,674	-	628,674
Issuance of warrants in connection with issuance of convertible debt	-	-	-	327,176	-	327,176
Issuance of common stock for acquisition of Telenational Communications, Inc.	19,175,000	19,175	-	3,240,575	-	3,259,750

Net loss	-	-	-	-	(1,111,158)	(1,111,158)

Balance, October 31, 2006	51,181,994	51,182	(54,870)	47,248,729	(49,798,891)	(2,553,850)

Issuance of common stock in connection with conversion of convertible notes and accrued interest	12,622,407	12,622	-	1,317,378	-	1,330,000
Issuance of common stock for cash	357,143	358	-	24,642	-	25,000
Issuance of warrants in connection with extension of convertible debt	-	-	-	278,950	-	278,950
Share-based compensation expense	-	-	-	17,703		17,703
Issuance of common stock for acquisition of Communications Advantage and Web Breeze	1,000,000	1,000	-	89,000	-	90,000

Net loss	-	-	-	-	(1,999,384)	(1,999,384)

Balance, October 31, 2007	65,161,544	$65,162	$(54,870)	$48,976,402	$(51,798,275)	$(2,811,581)

The accompanying notes are an integral part of these consolidated financial statements.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,999,384)	$(1,111,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash interest expense	1,076,350	1,447,400
Depreciation and amortization	928,427	747,562
Bad debt expense	88,812	136,391
Loss on disposal of property and equipment	10,061	56,771
Share-based compensation expense	17,703	-
Non-cash gain on legal settlements and reduction of liabilities	(135,000)	(2,300,929)
Changes in operating assets and liabilities(net of effect of acquisitions):
Accounts receivable	125,801	(39,042)
Prepaid expenses and other current assets	167,209	11,198
Other assets	19,925	(46,120)
Accounts payable	116,027	(269,074)
Accrued liabilities	351,018	444,134
Deferred revenue	(117,397)	18,870
Deposits and other payables	10,216	(131,326)
Net cash provided by (used in) operating activities	659,136	(1,035,323)

Cash flows from investing activities:
Purchases of property and equipment	(7,048)	(207,860)
Proceeds from sale of property and equipment	300	-
Cash acquired in Telenational acquisition	-	158,135
Net cash used in investing activities	(6,748)	(49,725)

Cash flows from financing activities:
Increase (reduction) of bank overdrafts	(101,097)	101,097
Proceeds from sale of common stock	25,000	-
Proceeds from convertible debentures	-	1,000,000
Payment on convertible debentures	-	(163,927)
Payment of financing fees	-	(44,150)
Proceeds from related party notes and shareholder advances	-	850,000
Payments on related party notes and shareholder advances	(110,121)	(800,000)
Net cash provided by (used in) financing activities	(186,218)	943,020

Net increase(decrease)in cash and cash equivalents	466,170	(142,028)

Cash and cash equivalents, beginning of year	30,136	172,164

Cash and cash equivalents, end of year	$496,306	$30,136

Supplemental disclosure of cash flow information:
Interest paid	$165,500	$15,000

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock in connection with conversion of convertible notes and accrued interest	$430,000	$196,151
Fair value of common stock issued in connection with Telenational Communications acquisition	-	3,259,750
Note issued in connection with Telenational Communications acquisition	-	1,000,000
Contingent liability issued in connection with Telenational Communications acquisition	-	500,000
Accrued interest to related party converted to note payable to related party	426,953	901,688
Accrued interest converted to note payable	218,453	-
Fair value of common stock issued in connection with Communications Advantage and Web Breeze acquisition	90,000	-
Beneficial conversion feature of convertible debentures recorded as debt discount	-	628,674
Issuance of common stock to related party in connection with conversion of convertible notes and accrued interest	900,000	-
Note issued in connection with Communications Advantage and Web Breeze acquisition	50,000	-
Fair value of warrants issued with debt	278,950	327,176

The accompanying notes are an integral part of these consolidated financial statements.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF BUSINESS

Nature of Business

On November 1, 2005 the Company changed its name to “Rapid Link, Incorporated” from Dial Thru International Corporation.  Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries (collectively referred to as “Rapid Link” or the “Company”), have served as facilities-based, communication companies providing various forms of voice and data services to customers around the world.  Rapid Link provides a multitude of communication services targeted to individual customers, as well as small and medium sized enterprises.  These services include the transmission of voice and data traffic over public and private networks.  The Company also sells foreign and domestic termination of voice traffic into the wholesale market.  To insure optimal quality and redundancy, the Company utilizes the Public Switched Telecommunications Network, as well as the Internet, to transport communications services.

The Company has shifted its retail product focus to broadband wireless.  Broadband niche markets include specific ethnic demographics, targeted rural geographic locations, and others.  The Company’s strategy includes plans to offer broadband access via its own facilities to insure reliable delivery of its current and future services.  Technology now allows for swift and cost efficient deployment of broadband networks.  Wi-MAX and other technologies can bring fast, reliable, high-speed internet access to areas that have traditionally been inaccessible or underserved.  Through organic growth and acquisitions in targeted rural areas, the Company believes it will possess a strategic advantage over carriers that do not provide their own network access.  “Net Neutrality” is an issue, and Rapid Link believes the potential for unfair and/or monopolistic behavior by incumbent providers, necessitates their strategy to “own” the customer by providing the service directly, rather than utilizing the networks of others.  This will allow the Company to provide its bundled products and communication services without the threat of compromised service quality.

Financial Condition

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $49 million as of October 31, 2007, as well as a working capital deficit of approximately $5.4 million.  Funding of the Company's working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment.  Historically, some of the Company’s funding has been provided by a major shareholder.  The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company.  Failure to obtain sufficient capital could materially affect the Company's operations in the short term and hinder expansion strategies.  The Company continues to explore external financing opportunities.  At October 31, 2007, approximately 53% of the Company’s debt is due to the senior management and a Director of the Company, as well as an entity owned by senior management.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated.  Certain amounts previously reported have been reclassified to conform to the current year presentation.

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

Revenue Recognition

Long distance revenue

Revenues generated by international re-origination, dial thru services and international wholesale termination, which are the primary source of the Company’s revenues, are based on minutes of customer usage.  The Company records payments received in advance as deferred revenue until such services are provided.

VoIP service revenue

The Company defers revenue recognition of new subscriber revenue from its service offerings until the acceptance period has expired.  New customers may terminate their service within thirty days of order placement and receive a full refund of fees previously paid.  The Company has been providing its VoIP services for a limited period of time, has an insignificant amount of revenue to date, and therefore, has not developed sufficient history to apply a cancellation rate to reserve against new order revenue.  Accordingly, the Company defers new subscriber revenue for thirty days to ensure that the thirty-day trial period has expired.

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

Goodwill

The Company accounts for goodwill in accordance with SFAS No.142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  In accordance with SFAS 142, goodwill is reviewed for impairment annually or more frequently if impairment indicators arise.  Impairment indicators include (i) a significant decrease in the market value of an asset, (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

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

The Company performs its annual impairment test of goodwill in the fourth quarter of each year.  The valuation process appraised the Company's enterprise value using a combination of market capitalization and multiples of earnings valuation techniques.  The valuation process indicated that the enterprise fair value exceeded the carrying value of the Company's net assets and liabilities.  Accordingly, the Company concluded that no impairment of goodwill existed at October 31, 2007 and 2006.

Long-Lived Assets

Long-lived assets, including the Company’s customer lists, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows.  The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows.  Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Fair Market Value of Financial Instruments

The carrying amount for current assets and liabilities, and long-term debt is not materially different from fair market value because of the short maturity of the instruments and/or their respective interest rate amounts and other terms have been negotiated recently.

Convertible Debt Obligations

When applicable, the Company calculates the value of the beneficial conversion feature embedded in its debt borrowings in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," and records the calculated amount as debt discount. Debt discount is amortized over the term of the corresponding debt obligation.

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

Shares issuable upon the exercise of stock options, warrants, and convertible debentures are excluded from the calculation of net loss per share for the years ended October 31, 2007 and 2006, as their effect would be antidilutive.  Potentially issuable shares from outstanding stock options, warrants and convertible debentures amounted to 70,128,410 and 54,388,861 shares, respectively, as of October 31, 2007 and 2006.

Income Taxes

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes.  Deferred income taxes and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Foreign Currency Translation and Foreign Currency Transactions

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

Stock-Based Compensation

The Company adopted SFAS No. 123R “Share-Based Payment” ("SFAS 123R") as of November 1, 2006.  In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107, "Share-Based Payment”, which does not modify any of SFAS 123R's conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS 123R.

All of the Company's existing share-based compensation awards have been determined to be equity awards.  Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of November 1, 2006 for which the requisite service has not been rendered (i.e. nonvested awards) as the requisite service is rendered on or after that date.  The compensation cost is based on the grant date fair value of those awards, with grant date fair value currently being estimated using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS 123R.  The Company is recognizing compensation cost relating to the nonvested portion of those awards in the consolidated financial statements beginning with the date on which SFAS 123R is adopted, through the end of the requisite service period.  SFAS 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  Under the modified prospective transition method, the consolidated financial statements are unchanged for periods prior to adoption and the pro forma disclosure previously required for those prior periods will continue to be required to the extent those amounts differ from the amounts in the consolidated statement of operations.

Effective November 1, 2006, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123R and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty's performance is complete or the date on which it is probable that performance will occur.

The adoption of SFAS 123R had no effect on cash flows or basic and diluted loss per share.  No share-based compensation costs were capitalized during fiscal 2007. Noncash share-based compensation costs recorded in general and administrative expenses during fiscal year 2007 were approximately $18,000.

Prior to November 1, 2006, the Company accounted for its stock-based employee compensation arrangements under the intrinsic value method in accordance with APB Opinion No. 25 and followed the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure” (SFAS 148).  Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of fair value of the Company's stock over the exercise price.  Accordingly, compensation cost was not recognized related to stock options in the financial statements as the fair market value on the grant date approximated the exercise price.  Prior to the adoption of SFAS 123R, the Company calculated stock-based compensation pursuant to the disclosure provisions of SFAS 123 using the straight-line method over the vesting period of the option.  Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, as amended by SFAS 148, the Company's pro forma net loss for fiscal 2006 would not have been materially different.  The fair value of options for shares of the Company's common stock issued to employees has been determined using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS No. 123.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The Company adopted the provisions of FIN 48 effective November 1, 2007.  The Company is in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”(SFAS 157).  SFAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS No. 157 to significantly affect its consolidated financial condition or consolidated results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. This becomes available when the Company adopts SFAS 157, which will be fiscal year 2009.  The Company is analyzing the expected impact from adopting this statement on its financial statements, but currently does not believe its adoption will have a significant impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010. The Company has not yet determined the impact, if any, of SFAS 141R on our consolidated financial statements.

NOTE 3 - ACQUISITIONS

Communications Advantage, LLCand Web-Breeze Networks, LLC.

On October 31, 2007, the Company acquired 100% of the assets of Communications Advantage, LLC (“Communications Advantage”), and Web-Breeze Networks, LLC (“Web Breeze”)for $375,000.  The purchase consideration consisted of a cash payment of $75,000, a promissory note of $50,000, issuance of common stock valued at $90,000, forgiveness of amounts due totaling $95,000 and an additional $65,000 to be paid during fiscal year 2008. The common stock issued was valued at $0.09 per share, which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and after the acquisition date.  The assets include a sizable wireless broadband network in a rural geographic area of California that fits into the Company’s niche market business model, a base of customers and revenues that are immediately accretive to our revenues and earnings, and a staff of tenured professionals with vast knowledge and experience in the wireless broadband sector.

The following table summarizes the assets acquired as of the closing date:

Tangible assets acquired	$50,000
Customer list	86,400
Goodwill	238,600
Total assets acquired	$375,000

The acquisition was accounted for using the purchase method of accounting.  The purchase price allocated to customer list was determined by management’s estimates of the value associated with each acquired customer.  The customer list is being amortized over its estimated useful life of two years.  Goodwill represents the excess of consideration given over the fair value of assets acquired.  The goodwill is expected to be deductible for federal income tax purposes.

Telenational Communications, Inc.

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”) for $4,809,750, including acquisition costs of $50,000.  The purchase consideration consisted of a promissory note in the principal amount of $1,000,000, a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company’s common stock valued at $3,259,750.  The stock was issued on May 5, 2006 and June 5, 2006 (50% on each date) in conjunction with the acquisition.  Under the terms of the original purchase agreement, the second stock issuance was a contingent obligation.  This was subsequently amended, resulting in the June 5, 2006 stock issuance.  The value of the issued stock was determined by the average of $0.18 per share and $0.16 per share, which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after May 5, 2006, and the stock price on June 5, 2006, respectively.  The contingent purchase price consideration, which was recorded on the date of acquisition, was based on the attainment of a predetermined level of short-term gross profit, which did occur.  The contingent purchase price consideration was subsequently converted to a related party convertible note payable to APEX in the amount of $500,000.  The primary purpose of the acquisition was to enable the Company to expand its market share in the telecommunications industry and eliminate certain costs by gaining operational efficiencies.

The following table summarizes the assets acquired and liabilities assumed as of the closing date:

Tangible assets acquired	$1,362,950
Customer list	3,500,000
Goodwill	1,071,544
Total assets acquired	5,934,494
Liabilities assumed	(1,124,744)
Net assets acquired	$4,809,750

The acquisition was accounted for using the purchase method of accounting.  The purchase price allocated to customer list was determined by management’s estimates of the value associated with each acquired customer.  The customer list is being amortized over its estimated useful life of five years.  Goodwill represents the excess of consideration given over the fair value of assets acquired.  The goodwill is expected to be deductible for federal income tax purposes.

The following represents unaudited pro forma combined results of operations of the Company, Communications Advantage, Web-Breeze and Telenational as if the Communications Advantage, Web-Breeze and Telenational acquisitions had occurred as of November 1, 2005:

	Year Ended October 31,
	2007	2006
Unaudited pro forma information:
Revenues	$17,748,309	$19,170,488
Net loss	$(1,854,770)	$(689,031)
Basic and diluted net loss per share	$(0.03)	$(0.01)
Weighted average shares outstanding	54,616,125	50,586,137

The pro forma information includes historical Telenational, Communications Advantage and Web-Breeze revenues and expenses after giving effect to certain adjustments, including amortization of the acquired customer lists and interest expense on the promissory notes.  The pro forma financial information is shown for illustrative purposes and does not purport to be indicative of the Company's future results of operations or the Company's results of operations that would have actually occurred had the transaction been in effect for the periods presented.

NOTE 4- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2007 and 2006:

	2007	2006	Est. Life
Telephone switch equipment	$675,151	$625,151	3-5 yrs.
Computer software	1,093,045	1,092,488	3-5 yrs.
Computer equipment	186,706	181,496	3-5 yrs.
Furniture and fixtures	154,561	154,561	5-7 yrs.
Leasehold improvements	41,494	53,941	5-7 yrs.
	2,150,957	2,107,637
Less: accumulated depreciation and amortization	(1,877,567)	(1,728,610)
Property and equipment, net	$273,390	$379,027

Amortization of assets held under capital leases is included with depreciation expense. Property and equipment depreciation and amortization expense totaled $152,325 and $325,419 in fiscal 2007 and 2006, respectively.

NOTE 5– CUSTOMER LISTS

Customer lists acquired from Telenational, Integrated, and Communications Advantage, and corresponding accumulated amortization at October 31, 2007 and 2006 were as follows:

	2007	2006	Est. Life
Customer lists	$3,730,685	$3,644,285	2-5 yrs.
Less: accumulated amortization	(1,194,285)	(422,143)	-
Customer lists, net	$2,536,400	$3,222,142

Amortization expense totaled $772,142 in fiscal 2007 and $422,143 in fiscal 2006.  Based on capitalized customer lists at October 31, 2007, and assuming no impairment of these customer lists, estimated amortization expense amounts in future fiscal years are as follows:

Year Ending October 31,
2008	$743,200
2009	743,200
2010	700,000
2011	350,000
Total	$2,536,400

At October 31, 2007, the weighted average remaining life of the customer lists is 3.45 years.

NOTE 6- CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES

The Company has various debt obligations as of October 31, 2007 including amounts due to independent institutions and related parties.  Descriptions of these debt obligations are included below.  The following tables summarize outstanding debt as of October 31, 2007 and 2006:

Information as of October 31, 2007
Brief Description of Debt	Balance	Int. Rate	Due Date	Discount	Net
Convertible notes, current
GC-Conote	$1,200,000	10.08%	2/28/2008	$151,515	$1,048,485
Debenture	600,000	10%	3/8/2008	-	600,000
Other	42,500	10%	2/28/2008		42,500
Related party notes, current	50,000	10%	4/30/2008	-	50,000
Convertible notes payable to related parties, current	1,000,000	8%	On Demand	-	1,000,000
Convertible notes, long-term
GCA-Debenture	630,333	6%	10/31/2009	-	630,333
GCA-Debenture	570,944	6%	10/31/2009	-	570,944
Convertible notes payable to related parties, long-term	2,240,000	8%	11/01/2009	-	2,240,000

Debt obligations as of October 31, 2007 are due as follows:

	Within 1 year	1-2 years	Total
Debt Obligations	$2,892,500	$3,441,277	$6,333,777

Information as of October 31, 2006
Brief Description of Debt	Balance	Int. Rate	Due Date	Discount	Net
Convertible notes, current
GC-Conote2	$60,000	0%	3/31/2007	$10,000	$50,000
Debentures	1,000,000	10%	3/8/2007	333,333	666,667
Related party notes, current
Demand Note	300,000	8%	On demand	-	300,000
Apex Note 2	80,965	8%	7/15/2007	-	80,965
Convertible notes, long-term
GCA-Debenture	430,000	6%	11/1/2007	-	430,000
GCA-Debenture	552,457	6%	11/1/2007	4,247	548,210
GC-Conote	1,250,000	10.08%	2/28/2008	606,061	643,939
Convertible notes payable to related parties, long-term	1,905,078	10%	2/28/2008	44,120	1,860,958
Related party note, long-term
Apex	1,000,000	8%	11/5/2007	-	1,000,000

GCA-Debentures

The Company has two 6% convertible debentures (the "GCA-Debentures") with GCA Strategic Investment Fund Limited ("GCA").  The GCA-Debentures are secured by the Company’s VoIP technology and certain equipment.  On October 31, 2007, the Company entered into a series of agreements, which modified its debt structure with Global Capital Funding Group Ltd. ("Global"), and with GCA Strategic Investment Fund Limited ("GCA").  The agreements call for two outstanding notes of $430,000 and $552,457 due in November of 2007, including accrued interest of $140,994 and $77,876, respectively, to be converted into two long-term convertible debentures of $570,944 and $630,333, respectively; both of which are due October 31, 2009.  There were no other material changes to the terms of the existing notes.  In consideration for the extensions, the Company issued 50,000 warrants each to Global and GCA to purchase common stock at $0.09 per share to Global and GCA.  The fair value of the warrants was determined to be $8,281 on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 5.4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.51; and an expected life of the warrants of five years.  The Company recognized $8,281 of expense associated with these warrants in fiscal year 2007.

GC-Conote

In November 2002, the Company executed a 12% note payable secured by certain compression equipment (the "GC-Note") with Global Capital Funding Group, L.P. ("Global"). The Company issued to the holder of the GC-Note warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.14 per share, which expired on November 8, 2007.

On June 1, 2005, the Company and Global agreed to extend the maturity date of the GC-Note to February 28, 2007.  In connection with the extension, the GC-Note was converted to a 10.08% Convertible Note ("GC-Conote").  The conversion price is equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion (the "Formula Conversion Price").  The Company calculated the beneficial conversion feature embedded in the GC-Conote in accordance with EITF 98-5 and EITF 00-27 and recorded $1,013,032 as debt discount.  This debt discount is being amortized over the life of the GC-Conote.  The Company also issued to the holder of the GC-Conote warrants to acquire an aggregate of 500,000 shares of common stock at an exercise price of $0.38 per share, and 125,000 warrants to purchase common stock at $0.11 per share, both warrants expiring in June 2010. The Company recorded $200,498 as debt discount, the relative fair value of the warrants on June 1, 2005.  This amount was calculated using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate at the grant date of 4%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 1.64; and an expected life of the warrants of three years.  The debt discount is being amortized over the life of the GC-Conote.  In addition, the Company issued to Global 100,000 shares of common stock valued at $0.45 per share, the Company's closing stock price on June 1, 2005, the date of issuance.  The Company recorded $36,469 as debt discount, the relative fair value of the stock issued, which it is amortizing over the life of the GC-Conote.  During fiscal year 2007 and 2006, the Company amortized $454,545 and $454,545 of GC-Conote debt discount, respectively.

On September 14, 2006, the Company and Global amended the GC-Conote to extend the maturity date of the GC-Conote to February 28, 2008, and stipulate that the conversion price of the GC-Conote is not to be lower than $0.10 per share and not to exceed $0.25 per share.  In connection with the amendment, the Company re-priced all warrants held by GCA to an exercise price of $0.05 and extended the expiration date of the warrants to June 1, 2010.  Incremental debt discount amounts associated with the fiscal 2006 amendments were not material.

In connection with the extension of the maturity date of the GC-Note, the interest due on the GC-Note of approximately $350,000 as of May 31, 2005, was converted to a $400,000 non-interest bearing convertible note payable (the "GC-Conote2) to Global.  The GC-Conote2 requires quarterly payments of $50,000 on the last day of March, June, September, and December of each year until the March 31, 2007 maturity date, commencing on June 30, 2005.  In addition, the GC-Conote2 provides for conversion based on a conversion price equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty trading days immediately preceding the related Notice of Conversion (the "Formula Conversion Price").  The Company calculated the beneficial conversion feature embedded in the GC-Conote2 in accordance with EITF 98-5 and EITF 00-27 and recorded approximately $350,000 as debt discount.  This debt discount is being amortized over the life of the GC-Conote2.  The approximate $50,000 difference between the accrued interest at May 31, 2005 and the value of the GC-Conote2 represents a financing fee, which was recorded as debt discount and is being amortized over the life of the GC-Conote2.  During fiscal 2006 and 2005, GCA elected to convert $165,000 of the GC-Conote2 into approximately 2,303,000 shares of common stock and $75,000 of the GC-Conote into approximately 656,000 shares of common stock, respectively.  During fiscal year 2007, the Company made a $30,000 payment on the GC-Conote2, and GCA elected to convert $30,000 of the GC-Conote2 into approximately 622,000 shares of common stock and $50,000 of the GC-Conote into 500,000 shares of common stock.

Debentures

Debentures totaling $1,000,000 with an original March 8, 2007 maturity date were extended during the second quarter of fiscal 2007 to March 8, 2008. The Debentures are secured by a first priority security interest in all of the assets of the Company other than those assets not already pledged to Global Capital as security. The term of the original 2,000,000 warrants issued related to these Debentures was extended by one year, which had an insignificant financial impact.  In connection with the extension, 2,000,000 additional warrants were issued with an exercise price of $0.10 per share and a five year term, resulting in deferred financing fees of $139,000, of which $90,000 was expensed as noncash interest expense during fiscal 2007.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 287%; and an expected life of the warrants of four years.  Remaining deferred financing fees, classified as other current assets, will be amortized through March 8, 2008.  In connection with these Debentures, the two lenders are entitled to 30,000 and 20,000 additional warrants, respectively, with an exercise price of $0.10.  These warrants vest and are exercisable each fiscal quarter until the Debentures are paid in full. The fair value of these additional warrants is calculated on the date granted using the Black-Scholes pricing model using applicable risk-free interest rates based on current treasury-bill interest rates; volatility factors of the expected market price of the Company's common stock over the expected term; and an expected life of the warrants of four years.  Under the terms of this agreement, the Company has granted 400,000 warrants valued at approximately $24,000 to the lenders as of October 31, 2007.

On October 31, 2007 debentures totaling $350,000 were converted into 2,500,000 shares of common stock, reflecting a conversion price of $.14 per share.  On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman and Chief Executive Officer.

Related Party Notes

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”) for $4,809,750, including acquisition costs of $50,000.  The purchase consideration included a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company’s common stock valued at $3,259,750.  On October 31, 2007, the contingent purchase price consideration was converted to a convertible demand note payable to Apex Acquisitions, Inc. ("Apex”) Apex in the amount of $500,000.  The Company President and Chief Financial Officer is the majority stockholder of Apex.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement calls for the outstanding note due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of the Apex Notes, including $120,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman and Chief Executive Officer.  These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with the Company’s Chairman and Chief Executive Officer, John Jenkins.  The agreement calls for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  The outstanding balance of these notes payable to Mr. Jenkins, including $241,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007.

During fiscal 2007, the Company’s Chief Executive Officer elected to convert $900,000 of the 10% “related party convertible notes” due February 28, 2008 into 9,000,000 shares of common stock, reflecting a conversion price of $0.10 per share.

During fiscal 2007, the Company made payments totaling $80,965 on the Apex Note 2 due July 15, 2007.

NOTE 7 - CAPITAL STOCK

During fiscal 2007, the Company issued 1,000,000 shares of its common stock in connection with the acquisition of Communications Advantage and Web-Breeze, valued at $90,000.

During fiscal 2007, the Company issued 2,500,000 shares of its common stock in connection with the conversion of $350,000 of convertible debentures.

During fiscal 2007, GCA converted GCA-Conote debt of $50,000 into 500,000 shares of common stock.

During fiscal 2007, the Company’s Chief Executive Officer elected to convert $900,000 of the 10% “related party convertible notes” due February 28, 2008 into 9,000,000 shares of common stock, reflecting a conversion price of $0.10 per share.

During fiscal 2007, GCA elected to convert $30,000 of convertible debt into approximately 622,000 shares of common stock.

During fiscal 2007, the Company sold 357,143 shares of its common stock for $25,000 to Westside Capital.

During fiscal 2006, the Company issued 19,175,000 shares of its common stock in connection with the acquisition of 100% of the outstanding stock of Telenational Communications, Inc., valued at $3,259,750 at the date of issuance.

During fiscal 2006, GCA converted GCA-Debenture debt and accrued interest of approximately $31,000 into approximately 407,000 shares of common stock.

During fiscal 2006, Global converted GC-Conote2 debt of $165,000 into approximately 2,303,000 shares of common stock.

The following table describes stock reserved for future issuances at October 31, 2007:

Number of Shares
Options	4,000,000
Warrants	11,835,000
Convertible debt (1)	62,412,770
78,247,770

(1) Assumes conversion on October 31, 2007 under the terms of the related agreements.

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

During fiscal 2007, the Company did not provide wholesale services to any single customer who accounted for more than 10% of revenues. During the same period, three of the Company's suppliers accounted for approximately 31%, 22%, and 12% of the Company's total costs of revenues. At October 31, 2007, one customer accounted for 10% of the Company's trade accounts receivable. During fiscal 2006, the Company provided wholesale services to a customer who accounted for 12% of revenues and another customer who accounted for 10% of revenues. During the same period, one of the Company's suppliers accounted for approximately 26% of the Company's total costs of revenues. At October 31, 2006, one customer accounted for 13% of the Company's trade accounts receivable.

Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a long-term material impact on its business.

Information regarding the Company's domestic and foreign revenues is as follows:

	South Africa	All other foreign revenues	Domestic	Total
Fiscal 2007	$1,334,620	$5,028,530	$10,962,885	$17,326,035
Fiscal 2006	$1,805,807	$2,552,222	$8,993,001	$13,351,030

During fiscal 2007, 8% of the Company's revenue was generated from customers in South Africa.  During fiscal 2006, 14% of the Company's revenue was generated from customers in South Africa.  No individual foreign country held more than 10 percent of the Company’s long-lived assets as of October 31, 2007 and 2006.

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company’s 401(k) Plan (the “Plan”) is a defined contribution plan covering all domestic employees of the Company.  The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k).  The Company matches participant contributions 50% on every dollar deferred to a maximum of 6% of compensation.  The Company's matching funds are subject to a six-year vesting schedule from the date of original employment.  Company contributions charged to expense during fiscal 2007 and 2006 were $17,703 and $19,704, respectively.

NOTE 10- NET REDUCTIONS OF LIABILITIES

During fiscal 2006, the Company determined, based on a review of applicable statute of limitations regulations and/or current correspondence with vendors, that approximately $2,301,000 of liabilities, including $1,435,000 in carrier costs that were previously accrued, were no longer due and payable.  Accordingly, this amount was recorded as “Net reductions of liabilities” during fiscal 2006.

NOTE 11 - GAIN ON LEGAL SETTLEMENTS

During fiscal year 2007, the Company executed settlement agreements and recorded a “Gain on legal settlements” of $415,000, net of attorney fees totaling $322,000.  On September 13, 2007, the Company executed a settlement agreement with Yahoo! settling a dispute over media credits purchased in a stock purchase agreement dated July 7, 2001.  Yahoo! paid the Company $475,000 in one lump sum cash payment to settle all disputes and the Company agreed to dismiss its claims against Yahoo! in connection with such disputes.  This amount was received in fiscal 2007 and recorded as a “Gain on legal settlements”.

On September 3, 2007, the Company executed a settlement agreement with Affluent Media, et al settling a dispute over media credits purchased in a stock purchase agreement dated July 7, 2001.  Affluent Media, et al paid the Company $35,000 in cash and transferred 300,000 barter credits, valued at $225,000 over the subsequent 3-month period to settle all disputes and the Company agreed to dismiss its claims against Affluent Media, et al in connection with such disputes.  These cash and barter credits were received in fiscal 2007 and recorded as “Gain on legal settlements”.  Fair market value of these barter credits was based on a detailed analysis of relative prices for general and operating goods and services used in the normal course of the Company’s operations.

NOTE 12- DISCONTINUED OPERATIONS

The Company has accrued $1,162,000 related to an assessment by the State of Texas for sales taxes (including penalties and interest).  This amount is included in the October 31, 2007 and 2006 consolidated balance sheets as a liability from discontinued operations.  On January 8, 2008, the Attorney General of Texas offered to settle all sales tax claims against the Company for a sum total of $250,000, which must be paid by April 1, 2008 to relieve the Company from any and all sales tax liabilities including penalties and interest.  The Company is currently considering whether to accept the offer (See Note 15 – Commitments and Contingencies for further discussion).

NOTE 13- STOCK OPTIONS AND WARRANTS

Stock Options

2002 Equity Incentive Plan

The Company’s 2002 Equity Incentive Plan (the "Equity Incentive Plan"), as amended, authorizes the Board of Directors to grant options to purchase up to 4,000,000 shares of the Company’s common stock.  The maximum number of shares of common stock that may be issuable under the Equity Incentive Plan to any individual plan participant is 1,000,000 shares.  All options granted under the Equity Incentive Plan have vesting periods up to a maximum of five years.  The exercise price of an option granted under the Equity Incentive Plan shall not be less than 85% of the fair value of the common stock on the date such option is granted.

1990 Stock Option Plan

The Company’s 1990 Stock Option Plan (the "Option Plan"), as amended, authorized the Board of Directors to grant options to purchase up to 2,300,000 shares of the Company’s common stock.  No options were to be granted to any individual director or employee, which when exercised, would exceed 5% of the issued and outstanding shares of the Company.  The Board of Directors fixed the term of any option granted under the 1990 Stock Option Plan at the time the options were granted, provided that the exercise period was not to be longer than 10 years from the date of grant.  All options granted under the 1990 Stock Option Plan have up to 10-year terms and have vesting periods that range from 0 to three years from the grant date.  The exercise price of any options granted under the 1990 Stock Option Plan is the fair market value at the date of grant.  Subsequent to the adoption of the Equity Incentive Plan, no further options will be granted under the Option Plan.

The Company's stock option activity for the two years ended October 31, 2007 was as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Options outstanding at October 31, 2005	1,573,000	$0.11 – 1.50	$0.36
Options granted	2,317,500	0.10 – .13	.13
Options exercised	-	-	-
Options cancelled	(2,648,000)	0.11 – 1.50	0.27
Options outstanding at October 31, 2006	1,242,500	0.10 – 0.14	0.12
Options granted	400,000	0.05	0.05
Options exercised	-	–	-
Options cancelled	(452,500)	0.10 – 0.13	0.11
Options outstanding at October 31, 2007	1,190,000	0.05 – 0.14	0.10

The weighted average grant date fair value of options granted during fiscal 2007 was $0.06 per share.  All options granted during fiscal 2007 were to employees.  The aggregate intrinsic value of exercisable options outstanding at October 31, 2007 was $0 based on the closing price of the Company’s common stock of $.09 per share on October 31, 2007.  The weighted average remaining contractual term of exercisable options outstanding at October 31, 2007 was 5.4 years, and the weighted average remaining contractual term of exercisable and non-exercisable options outstanding at 10/31/2007 was 4.5 years.  The total unrecognized cost related to non-vested options at 10/31/2007 was $56,598, and the weighted average over which it will be recognized is 4.2 years.

The following table summarizes information about employee compensatory stock options outstanding at October 31, 2007:

	Options Outstanding			Options Exercisable
Range of Average Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	400,000	4.92	$0.05	-	-
$0.12 - $0.14	790,000	4.23	0.13	260,000	0.13
	1,190,000	4.47	$0.10	260,000	$0.13

Warrants

Warrant Issuances to Employees

Employee warrant activity for the two years ended October 31, 2007 was as follows:

	Number of Shares	Warrants Price Per Share	Weighted Average Exercise Price
Warrants outstanding at October 31, 2005	2,988,391	$.16 - 1.44	$.62
Warrants granted	1,000,000	.13	.13
Warrants exercised	-	-	-
Warrants cancelled	(1,945,958)	.78	.78
Warrants outstanding at October 31, 2006	2,042,433	$.13 - .78	$.62
Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants cancelled	(402,433)	.75	.75
Warrants outstanding at October 31, 2007	1,640,000	$.13 - .16	$.14

Warrants issued to employees that were exercisable at October 31, 2007 and 2006 totaled 1,640,000 and 2,042,433, respectively.  The weighted average remaining contractual term of employee warrants outstanding at October 31, 2007 was 3.5 years.

Warrant Issuances to Non-Employees

Non-employee warrant activity for the two years ended October 31, 2007 was as follows:

	Number of Shares	Warrants Price Per Share	Weighted Average Exercise Price
Warrants outstanding at October 31, 2005	3,260,000	$0.11 - 3.50	$0.77
Warrants granted	2,000,000	0.14 – 0.25	0.20
Warrants exercised	-	-	-
Warrants cancelled	(425,000)	0.89 - 3.50	2.73
Warrants outstanding at October 31, 2006	4,835,000	$0.11 - 2.00	$0.36
Warrants granted	7,100,000	.09 - .10	0.10
Warrants exercised	-	-	-
Warrants cancelled	(100,000)	0.40 – 2.00	1.20
Warrants outstanding at October 31, 2007	11,835,000	$0.10 - 0.78	$0.20

The majority of the warrants issued to non-employees during fiscal 2007 and 2006 were issued in connection with debt financing.  Non-employee warrants that were exercisable at October 31, 2007 and 2006 totaled 11,835,000 and 4,835,000, respectively.  The weighted average remaining contractual term of non-employee warrants outstanding at October 31, 2007 was 2.2 years.

On June 15, 2007, the Company entered into a series of agreements with Westside Capital, LLC whereby the Company sold 357,143 shares of the Company's common stock to Westside Capital for a purchase price of $25,000 and issued to Westside Capital Common Stock Purchase Warrants (the "Warrants") to purchase up to an additional 50,000,000 shares of the Registrant's common stock ("Warrant Shares") at exercise prices as follows: 20,000,000 Warrant Shares exercisable at $0.10 per share (Warrant "A"); 15,000,000 Warrant Shares exercisable at $0.20 per share (Warrant "B"); and 15,000,000 Warrant Shares exercisable at $0.30 per share (Warrant "C"). The Warrants vest in 4,000,000 share increments at such time as the previous increment has been fully exercised.  Should the Company not receive cumulative gross proceeds of at least three million dollars ($3,000,000) in the form of equity, debt, any other injection of capital into the Company, or any combination thereof from Westside Capital or from sources introduced by Westside Capital by February 24, 2008, then all outstanding Warrants shall expire.  On June 15, 2007, 4,000,000 warrants vested resulting in the recognition of approximately $71,000 of expense included in "other" on the accompanying statement of operations for fiscal year 2007.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 5.38%; volatility factor of the expected market price of the Company's common stock of 1.38; and an expected life of the warrants of eight months.

NOTE 14- INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at October 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets
Net operating loss carryovers	$16,292,411	$15,856,634
Accounts receivable	18,219	20,286
Advertising credits	-	977,185
Property and equipment	30,586	194,903
Warrants	54,296	54,296
Accrued liabilities	25,552	28,185
Total gross deferred tax assets	16,421,064	17,130,489

Deferred tax liabilities
Goodwill	(14,632)	(223,878)
Total gross deferred tax liabilities	(14,632)	(223,878)

Net deferred tax assets	16,406,432	16,906,611
Valuation allowance	(16,406,432)	(16,906,611)
Net deferred assets	$-	$-

The following is a reconciliation of the Company’s income tax expense (benefit) at the statutory rate to the income tax expense (benefit) at the effective tax rate:

	2007	2006
Income tax benefit at statutory rate	$(679,791)	$(377,794)
Permanent differences	370,891	495,457
Net operating loss expiration	751,994	10,038
Change in valuation allowance	(500,179)	(129,677)
Other	57,085	1,976
	$-	$-

At October 31, 2007, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $45 million, which expire in 2008 through 2027.  Utilization of U.S. net operating losses is subject to annual limitations provided for by the Internal Revenue Code. The annual limitation may also result in the expiration of net operating losses before utilization.

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

NOTE 15- COMMITMENTS AND CONTINGENCIES

Operating Leases, including Related Party Lease

The Company leases its corporate office and branch office facilities under various noncancelable operating leases with terms expiring at various dates through 2011.  The operational and administrative headquarters facility is leased through June 2011 from Apex Communications, Inc., an entity owned by executive officers of the Company. Rent expense for operating leases was $196,940 and $343,000 during fiscal 2007 and 2006, respectively. Rent expense to Apex was $134,860 and $45,000 during fiscal 2007 and 2006, respectively.  The Company has no capital lease obligations as of October 31, 2007.

Future minimum lease payments under noncancelable operating leases as of October 31, 2007 are as follows:

Year Ending October 31,
2008	$134,860
2009	134,860
2010	134,860
2011	89,907
Total minimum lease payments	$494,487

Future minimum lease payments relate to the Apex operating lease.

Legal Proceedings

The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Cygnus Telecommunications Technology, LLC.  On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to the Company's "international re-origination" technology. On March 29, 2007 the United States District Court in San Jose, California ruled that all Cygnus “international re-origination” patents are invalid, and dismissed all cases against Rapid Link (fka Dial Thru International Corporation) and related parties. Cygnus is appealing to a higher court.

State of Texas.  During fiscal 2004, the Company determined, based on final written communications with the State of Texas(the “State”), that it had a liability for sales taxes (including penalties and interest) totaling $1.1 million.  The Company had previously accrued an estimated settlement amount of $350,000 during fiscal 2003.  During fiscal 2004, the Company accrued an additional $750,000.  On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company.  The lawsuit requests payment of approximately $1.162 million, including penalties and for state and local sales tax.  During fiscal 2005, the Company accrued an additional $62,000.  The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems, a current subsidiary of ours, and former operating subsidiary providing retail automation software and related services to the retail petroleum and convenience store industries.  The State of Texas determined that Canmax Retail Systems did not properly remit sales tax on certain transactions.  Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations. On January 8, 2008, the Attorney General of Texas offered to settle all sales tax claims against the Company for a sum total of $250,000, which must be paid by April 1, 2008 to relieve the Company from any and all sales tax liabilities including penalties and interest.  The Company is currently considering whether to accept the offer.

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

NOTE 16 – SUBSEQUENT EVENTS

On January 8, 2008, the Attorney General of Texas offered to settle all sales tax claims, as discussed in NOTE 15, against the Company for a sum total of $250,000, which must be paid by April 1, 2008 to relieve the Company from any and all sales tax liabilities including penalties and interest.

EXHIBIT INDEX

NO.	DESCRIPTION OF EXHIBIT

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)