Form 10QSB
period 2008-01-31
RAPID LINK INC
filed 2008-03-14
CIK 913659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER 0-22636

RAPID LINK, INCORPORATED
(Exact name of small business issuer as specified in its charter)

DELAWARE	75-2461665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5408 N. 99th Street; Omaha, NE   68134
(Address of principal executive offices)

(402) 392-7561
(Issuer’s telephone number)

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

As of March 13, 2008, there were 65,149,522 shares of registrant’s common stock, par value $.001 per share, outstanding.
________________________________________________________

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	January 31, 2008	October 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$258,393	$496,306
Accounts receivable, net of allowance of $57,565 and $53,584, respectively	932,467	1,090,954
Prepaid expenses	36,703	36,537
Other current assets	154,745	200,809
Total current assets	1,382,308	1,824,606

Property and equipment, net	304,915	273,390
Customer lists, net	2,350,600	2,536,400
Goodwill	3,107,062	3,107,062
Other assets	95,388	98,032

Total assets	$7,240,273	$7,839,490

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,804,244	$2,319,099
Accrued interest (including $64,800 and $0, respectively, to related parties)	325,158	227,037
Other accrued liabilities	345,282	617,454
Deferred revenue	245,684	66,113
Deposits and other payables	62,565	77,106
Capital lease obligations, current portion	9,140	-
Convertible notes, current portion, net of debt discount of $37,879 and $151,515, respectively	1,804,621	1,690,985
Convertible notes payable to related parties, current	1,000,000	1,000,000
Related party notes, current	50,000	50,000
Net current liabilities from discontinued operations	1,162,000	1,162,000
Total current liabilities	6,808,694	7,209,794

Capital lease obligations, net of current portion	40,497
Convertible notes, long-term	1,201,277	1,201,277
Convertible notes payable to related parties, long term	2,240,000	2,240,000
Total liabilities	10,290,468	10,651,071

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 175,000,000 shares authorized; 65,161,544 shares issued	65,162	65,162
Additional paid-in capital	48,990,576	48,976,402
Accumulated deficit	(52,051,063)	(51,798,275)
Treasury stock, at cost; 12,022 shares	(54,870)	(54,870)
Total shareholders' deficit	(3,050,195)	(2,811,581)

Total liabilities and shareholders' deficit	$7,240,273	$7,839,490

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended January 31,
	2008	2007

Revenues	$4,013,479	$4,452,977

Costs and expenses:
Costs of revenues	2,715,771	3,388,768
Sales and marketing	232,887	312,525
General and administrative	817,701	1,005,578
Depreciation and amortization	218,289	242,524
Loss on disposal of property and equipment	-	10,040
	3,984,648	4,959,435

Operating income (loss)	28,831	(506,458)

Other income (expense):
Noncash financing expense	(154,189)	(367,885)
Related party noncash interest expense	-	(8,272)
Interest expense	(64,485)	(71,224)
Related party interest expense	(65,269)	(82,357)
Foreign currency exchange gain	2,324	1,508
Other	-	2,103
	(281,619)	(526,127)

Net loss	$(252,788)	$(1,032,585)

Loss per share:
Basic and diluted weighted average shares outstanding	65,149,522	51,169,972
Basic and diluted loss per share	$(.00)	$(.02)

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(252,788)	$(1,032,585)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash financing expense	154,189	376,157
Depreciation and amortization	218,289	242,524
Bad debt expense	(1,027)	40,000
Loss on disposal of property and equipment	-	10,040
Share-based compensation expense	8,794	5,990
Noncash gain on reduction and settlement of liabilities	-	-
Changes in operating assets and liabilities
Accounts receivable	159,514	140,905
Prepaid expenses and other current assets	(167)	113,951
Other assets	12,545	4,394
Accounts payable	(514,855)	175,731
Accrued liabilities	(174,050)	196,868
Deferred revenue	179,571	81,822
Deposits and other payables	(14,541)	2,297
Net cash provided by (used in) operating activities	(224,526)	358,094

Cash flows from investing activities:
Purchases of property and equipment	(10,156)	(556)
Net cash used in investing activities	(10,156)	(556)

Cash flows from financing activities:
Reduction of bank overdrafts	-	(101,097)
Payments on capital leases	(3,231)	-
Net cash used in financing activities	(3,231)	(101,097)

Net increase (decrease) in cash and cash equivalents	(237,913)	256,441

Cash and cash equivalents, beginning of period	496,306	30,136

Cash and cash equivalents, end of period	$258,393	$286,577

RAPID LINK, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business

Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries (collectively referred to as “Rapid Link” or the “Company”), have served as facilities-based, communication companies providing various forms of voice and data services to customers around the world.  Rapid Link provides a multitude of communication services targeted to individual customers, as well as small and medium sized enterprises.  These services include the transmission of voice and data traffic over public and private networks.  The Company also sells foreign and domestic termination of voice traffic into the wholesale market.  To insure optimal quality and redundancy, the Company utilizes the Public Switched Telecommunications Network, as well as the Internet, to transport communication services.

The Company has shifted its product focus to provide a variety of voice and data services over its own facilities using alternative access methods. These services include local and long distance calling, internet access, and wholesale services to carriers.  The Company plans to build an extensive hybrid fiber wireless (HFW) network allowing its customers to access services without relying on the local exchange carrier (LEC).  The Company’s strategy includes providing service via its own facilities to insure reliable delivery of its current and future services.  Fixed wireless technology allows for swift and cost efficient deployment of high speed networks.  The Company will utilize WiMAX and other carrier-grade equipment operating in microwave and millimeter-wave spectrum bands.  Through organic growth and acquisitions in targeted areas, the Company believes it will possess a strategic advantage over carriers that do not provide their own network access.  The Company believes that its strategy of “owning” the customer by providing the service directly, rather than utilizing the networks of others, is key to its success.  This strategy insures that the Company can provide its bundled products and communication services without the threat of compromised service quality, and at significant cost savings when compared with other technologies.

Basis of Presentation

The accompanying unaudited financial data for the three months ended January 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended January 31, 2007.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three months ended January 31, 2008 and 2007 have been made.  The results of operations for the three months ended January 31, 2008 are not necessarily indicative of the expected operating results for the full year.  Certain reclassifications have been made to conform prior year data to the current year presentation.

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

For the three months ended January 31, 2008, the Company recorded net losses from continuing operations of approximately $253,000 on revenues from continuing operations of approximately $4 million.  Additionally, at January 31, 2008, the Company's current liabilities exceeded its current assets by $5.4 million and the Company had an accumulated deficit totaling $52 million.  In order to service debt obligations over the course of the 2008 fiscal year, the Company must generate significant cash flow through additional financing or an equity infusion.  If the Company is unable to do so or is otherwise unable to obtain funds necessary to make required payments on its trade debt and other indebtedness, the Company’s ability to continue operations may be jeopardized.

The Company’s operating history makes it difficult to accurately assess its general prospects in the broadband wireless internet sector of the Diversified Communication Services industry and the effectiveness of its business strategy.  As of the date of this report, most of the Company’s revenues are not derived from broadband internet services.  Instead, the Company generated most of its revenues from retail fixed-line and wholesale communication services.  In addition, the Company has limited meaningful historical financial data upon which to forecast its future sales and operating expenses.  The Company’s future performance will also be subject to prevailing economic conditions and to financial, business and other factors.  Accordingly, the Company cannot assure that it will successfully implement its business strategy or that its actual future cash flows from operations will be sufficient to satisfy debt obligations and working capital needs.

NOTE 2 – STOCK-BASED COMPENSATION

Stock-Based Compensation

The Company adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) as of November 1, 2006.  In March 2005, the SEC issued Staff Accounting Bulletin ("SAB") 107, "Share-Based Payment”, which does not modify any of SFAS 123R's conclusions or requirements, but rather includes recognition, measurement and disclosure guidance for companies as they implement SFAS 123R.

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

The adoption of SFAS 123R had no effect on cash flows or basic and diluted loss per share.  No share-based compensation costs were capitalized during the three months ended January 31, 2008 and 2007.  Noncash share-based compensation costs recorded in general and administrative expenses during the three months ended January 31, 2008 and 2007 were $8,794 and $5,990, respectively.

During the three months ended January 31, 2008, there were no stock options granted, exercised or cancelled.  During the three months ended January 31, 2007, there were no stock options granted or exercised, and 5,000 stock options were cancelled.  The Company issues new shares of common stock upon exercise.

As of January 31, 2008, the total unrecognized compensation cost related to non-vested options was $52,489, and the weighted average over which it will be recognized is 4 years.

NOTE 3 - CONVERTIBLE DEBENTURES, NOTES PAYABLE AND CAPITAL LEASES, INCLUDING RELATED PARTY NOTES

The Company has various debt obligations as of January 31, 2008, including amounts due to independent institutions and related parties.  No new debt obligations were entered into during the first three months of fiscal 2008.  Descriptions of these debt obligations are included below.  The following tables summarize outstanding debt as of January 31, 2008:

Information as of January 31, 2008
Brief Description of Debt	Balance	Int. Rate	Due Date	Discount	Net

Convertible notes, current
GC-Conote	$1,200,000	10.08%	2/28/2008	$37,879	$1,162,121
Debenture	600,000	10%	3/8/2008	-	600,000
Other	42,500	10%	2/28/2008		42,500

Related party notes, current	50,000	10%	4/30/2008	-	50,000

Convertible notes payable to related parties, current	1,000,000	8%	On Demand	-	1,000,000

Capital lease obligations, current portion	9,140	8%	10/31/2008	-	9,140

Convertible notes, long-term
GCA-Debenture	630,333	6%	10/31/2009	-	630,333
GCA-Debenture	570,944	6%	10/31/2009	-	570,944

Convertible notes payable to related parties, long-term	2,240,000	8%	11/01/2009	-	2,240,000

Capital lease obligations, less current portion.	40,497	8%	9/30/2011	-	40,497

Debt obligations as of January 31, 2008 are due as follows:

	Within 1 year	1-4 years	Total
Debt Obligations	$2,901,640	$3,481,774	$6,383,414

GC-Conote

During the three months ended January 31, 2008, the Company amortized $113,636 of the debt discount relating to the GC-Conote.  The unamortized debt discount at January 31, 2008 was $37,879.

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

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement calls for the outstanding note due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of the Apex Notes, including $120,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007 and January 31, 2008.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman and Chief Executive Officer.  These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with the Company’s Chairman and Chief Executive Officer, John Jenkins.  The agreement calls for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  The outstanding balance of these notes payable to Mr. Jenkins, including $241,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007 and January 31, 2008.

Capital Lease Obligations

On November 1, 2007, the Company entered into a five year lease agreement with Graybar Financial Services and acquired telephone equipment valued at approximately $52,968.  The agreement calls for monthly payments of approximately $1,058.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

NOTE 4 – COMMON STOCK AND WARRANTS

On June 15, 2007, the Company entered into a series of agreements with Westside Capital, LLC whereby the Company sold 357,143 shares of the Company's common stock to Westside Capital for a purchase price of $25,000 and issued to Westside Capital Common Stock Purchase Warrants (the "Warrants") to purchase up to an additional 50,000,000 shares of the Company’s common stock ("Warrant Shares") at exercise prices as follows: 20,000,000 Warrant Shares exercisable at $0.10 per share (Warrant "A"); 15,000,000 Warrant Shares exercisable at $0.20 per share (Warrant "B"); and 15,000,000 Warrant Shares exercisable at $0.30 per share (Warrant "C"). The Warrants vest in 4,000,000 share increments at such time as the previous increment has been fully exercised with the exception of the first 4,000,000 increment which vested immediately, resulting in the recognition of approximately $71,000 of expense.  Should the Company not receive cumulative gross proceeds of at least three million dollars ($3,000,000) in the form of equity, debt, any other injection of capital into the Company, or any combination thereof from Westside Capital or from sources introduced by Westside Capital by February 24, 2008, then all outstanding Warrants shall expire.  On February 24, 2008, the 4,000,000 warrants issued to Westside Capital expired.

NOTE 5 - BUSINESS AND CREDIT CONCENTRATIONS

During the first quarter of fiscal 2008, one customer in the Netherlands accounted for revenues of approximately $1,225,984, or 31% of the Company's total revenues of $4,009,284.  During the same period in fiscal 2008, two of the Company's suppliers accounted for approximately 16% and 25%, respectively, of the Company's total costs of revenues. At January 31, 2008 and October 31, 2007, one customer accounted for 12% and 10%, respectively, of the Company's trade accounts receivable.

The Company provided services to one customer who accounted for 29% of overall revenues during the first quarter of fiscal 2007.  During the first quarter of fiscal 2007, 29% of the Company's revenues were generated from customers in the Netherlands.  During the same period in fiscal 2007, two of the Company's suppliers accounted for approximately 33% and 19%, respectively, of the Company's total costs of revenues.

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

Management believes that it will be able to negotiate a reduced settlement amount with the state, although there can be no assurance that the Company will be successful with respect to such negotiations.  On January 8, 2008, the Attorney General of Texas offered to settle all sales tax claims against the Company for a sum total of $250,000, which must be paid by April 1, 2008 to relieve the Company from any and all sales tax liabilities including penalties and interest.  The Company is currently considering whether to accept the offer, and is in active negotiations with the Attorney General to bring expedient resolution to this matter.

NOTE 7 – SUBSEQUENT EVENTS

On February 22, 2008, the Company executed a Letter of Intent to purchase the capital stock of One Ring Networks for 4 million shares of the Company’s stock with an approximate value of $360,000.  Additional consideration can be attained by One Ring Networks with certain performance objectives being achieved.  The Company plans to finalize the purchase during the second quarter of fiscal 2008.

On February 28, 2008, the $1,200,000 “GC-Conote” convertible note matured. The Company is currently negotiating an extension of the maturity date with Global Capital Funding Group, L.P. The Company is also currently negotiating an extension of the $600,000 convertible note, which matured on March 8, 2008, with Trident Growth Fund, L.P.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

This report includes forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects,” "will,” "anticipates,” "estimates,” "believes,” "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using Voice over Internet Protocol ("VoIP") to provide telecommunications services over the Internet, (b) the relatively low barriers to entry for start-up companies using VoIP to provide telecommunications services over the Internet, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of services over the Internet, (e) our dependence upon favorable pricing from our suppliers to compete in the telecommunications industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry. For a discussion of these factors and others, please see "Risk Factors" below in this section of this report. Readers are cautioned not to place undue reliance on the forward-looking statements made in this report or in any document or statement referring to this report.  In addition, we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws.

Overview

We are a facilities-based, Diversified Communication Services company providing various forms of voice, internet and data services to wholesale and retail customers throughout the world.  We offer a wide array of communication services targeted to individuals, enterprises and wholesale customers.  We continue to seek opportunities to grow our business through strategic acquisitions of fixed wireless, fiber and other diversified communication operators that complement our business model.  In order to support this growth, we will add key personnel who have demonstrated a proven track record of success in sales, marketing, and operations.

The Diversified Communication Services industry continues to evolve towards an increased emphasis on Ethernet based products and services.  We have focused our business towards these types of products and services for the last couple of years.  Furthermore, we believe the use of our networks, either as a stand alone solution or bundled with other IP products, provide our customers with the best possible communications experience.

We seek to provide our services to high average revenue per user customers via WiMAX, fixed wireless, and fiber optic transport.  Typically, these customers are small to medium size businesses, enterprises and carriers.  We recognize that these customers require a reliable and cost-effective voice solution.  We plan to offer an integrated product that includes local and long distance calling with internet access in order to satisfy this demand.  Concurrently, we remain focused on the growth of our internet offerings to residential customers in underserved areas.

On October 31, 2007, the Company acquired 100% of the assets of Communications Advantage, LLC (“Communications Advantage”), and Web-Breeze Networks, LLC (“Web Breeze”).  The assets include a sizable wireless broadband network in a rural geographic area of California, a base of customers and revenues that are immediately accretive to our revenues and earnings, and a staff of tenured professionals with vast knowledge and experience in the wireless broadband sector.  On February 26, 2008, the Company signed a letter of intent to acquire One Ring Networks, Inc.  One Ring Networks operates one of the largest hybrid fiber and fixed wireless networks in the United States and is one of the few carriers offering end-to-end communications and networking services.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance on derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The Company adopted FIN 48 on November 1, 2007, and has determined that FIN 48 does not significantly affect its consolidated financial condition or statement of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to significantly affect its consolidated financial condition or consolidated results of operations.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010.  The Company has not yet determined the impact, if any, of SFAS 141R on its consolidated financial statements.

Results of Operations

The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

	Three Months Ended January 31, 2008		Three Months Ended January 31, 2007
	Amount	% of Rev	Amount	% of Rev

Revenues	$4,013,479	100.0%	$4,452,977	100.0%

Costs and expenses:
Costs of revenues	2,715,771	67.7	3,388,768	76.1
Sales and marketing	232,887	5.8	312,525	7.0
General and administrative	817,701	20.4	1,005,578	22.6
Depreciation and amortization	218,289	5.4	242,524	5.5
Loss on disposal of property and equip.	-	-	10,040	.2

Total costs and expenses	3,984,648	99.0	4,959,435	111.4

Operating income (loss)	28,831	.7	(506,458)	(11.4)

Other income (expense):
Noncash financing expense	(154,189)	(3.8)	(367,885)	(8.4%)
Related party non-cash interest expense	-	-	(8,272)	(%)
Interest expense	(64,485)	(1.6)	(71,224)	(1.6%)
Related party interest exp.	(65,269)	(1.6)	(82,357)	(1.9%)
Foreign currency exchange gains	2,324	.1	1,508	-
Other	-		2,103	0.1%

Total other income (expense)	(281,619)	(7.0)	(526,127)	(11.8%)

Net loss	$(252,788)	(6.3%)	$(1,032,585)	(23.2%)

Operating Revenues

Revenues for the first quarter of fiscal 2008 decreased $439,000, or 10%, as compared to the same period of fiscal 2007.  This decrease is primarily attributable to the expected variable nature of the wholesale revenue component, which decreased $200,000 and the retail revenue component that decreased 250,000.

Costs of Revenues

Costs of revenues for the first quarter of fiscal 2008 decreased $673,000, or 20%, as compared to the same period of fiscal year 2007.  The decrease in costs of revenues is primarily attributable to decreased revenues, newly negotiated contracts with carriers, and the expected variable nature of cost of revenues; all of which resulted in a higher gross profit percentage, and lower cost of revenues.

Costs of revenues as a percentage of revenues decreased during the first quarter of fiscal 2008 as compared to the same period of fiscal 2007.  Costs of revenues as a percentage of revenues for the first quarter of fiscal 2008 decreased 8% as compared to the same period of fiscal 2007.  This decrease is a standard acceptable variance in this industry.  As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from quarter to quarter and year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

Sales and Marketing Expenses

A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by an in-house sales and marketing organization.

Our sales and marketing costs decreased $80,000, or 25%, as compared to the same period of fiscal 2007.  This decrease is attributable to higher marketing costs and agent commissions incurred during the fiscal quarter of fiscal 2007.  During the first quarter of fiscal 2008, comparable expenses were not incurred.  In addition, agent commissions decreased as a direct result of decreased revenues.  We will continue to focus our sales and marketing efforts on web portal and magazine advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

General and Administrative Expenses

General and administrative expenses for the first quarter of fiscal 2008 decreased $188,000, or 19%, as compared to the same period of fiscal 2007.  This decrease is the result of management’s efforts to streamline operations and reduce duplicate costs.  We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business; however, it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of our general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expenses for the first quarter of fiscal 2008 decreased $24,000, or 10%, as compared to the same period of fiscal 2007.  Fixed assets have steadily been reaching the end of their estimated useful lives resulting in decreased depreciation expense.  A majority of our depreciation expense relates to the equipment utilized in our VoIP network.

Noncash Financing Expense, Related Party Non-Cash Financing Expense, Interest Expense and Related Party Interest Expense

Non cash financing expense, related party non-cash financing expense, interest expense, and related party interest expense decreased $246,000, or 46% during the first quarter of fiscal 2008 as compared to the same period in fiscal 2007.  The decrease was primarily attributable to expensing certain debt discounts during the first quarter of fiscal 2007, and not expensing comparable amounts during the first quarter of fiscal 2008 due to the full amortization of such debt discounts.  Noncash financing expense results from the amortization of deferred financing fees and debt discounts on our debts to third party lenders and related parties.  The decrease in noncash interest expense was partially offset by increased interest expense and related party interest expense.

Related party interest expense for the first quarter fiscal 2008 decreased $17,000, or 21%, as compared to the same period of fiscal 2007, and was primarily due to certain related party notes being paid off.

Liquidity and Sources of Capital

During Fiscal 2007, we generated approximately $659,000 of positive operating cash flow, and we anticipate achieving positive operating cash flow during Fiscal 2008. Prior to fiscal 2007, we generally were unable to achieve positive operating cash flow on a quarterly basis primarily due to the fact that our previous lines of business did not generate a volume of business sufficient to cover our overhead costs.

Our major growth areas are anticipated to include the establishment of additional wholesale points of termination to offer our existing wholesale and retail customers, the introduction of wireless broadband internet services, as well as new retail VoIP products, primarily our new Rapid Link products both domestically and internationally.  Our future operating success is dependent on our ability to generate positive cash flow from our wireless broadband internet and VoIP lines of products and services.  We anticipate a positive operating cash flow during the fiscal year ending October 31, 2008.  We do not have any capital equipment commitments during the next twelve months.  We are actively pursuing debt or equity financing opportunities to continue our business.  Any failure of our business plan, including the risk and timing involved in rolling out retail products to end users, could result in a significant cash flow crisis, and could force us to seek alternative sources of financing as discussed, or to greatly reduce or discontinue operations.  Any additional financing we may obtain may involve material and substantial dilution to existing stockholders.  In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences, or privileges senior to our current common stockholders.

At January 31, 2008, we had cash and cash equivalents balance of $258,000, a decrease in cash and cash equivalents of $238,000 from the balance at October 31, 2007.  We had working capital deficits at January 31, 2008 and October 31, 2007 of $5.4 million.

Net cash used by operating activities during the first three months of fiscal 2008 was $225,000 as compared to cash provided by operating activities of $358,000 during the same period of fiscal 2007.  During the first three months of fiscal 2008, to compute operating cash flows, our net loss of $253,000 was positively adjusted for noncash interest expense of $154,000, depreciation and amortization of $218,000, share-based compensation expense of $9,000, partially offset by recoveries of bad debts of $1,000 and decreases in operating assets and liabilities of $352,000.  During the first three months of fiscal 2007, to compute operating cash flows, our net loss of $1,033,000 was positively adjusted for noncash interest expense of $376,000, depreciation and amortization of $243,000, bad debt expense of $40,000, loss on disposal of fixed assets of $10,000, share-based compensation expense of $6,000, and net changes in operating assets and liabilities of $716,000.

Net cash used by investing activities during the first three months of fiscal 2008 resulted from the purchase of property and equipment of $10,000.  During the first three months of fiscal 2007, cash used by investing activities resulted primarily from small purchases of property and equipment.

Net cash used in financing activities during the first three months of fiscal 2008 was $3,000, resulting from capital lease payments of $3,000, as compared to cash used by financing activities of $101,000 during the same period of fiscal 2007, which resulted from a reduction of bank overdrafts and payments on related party notes and shareholder advances.

We have an accumulated deficit of approximately $52.0 million as of January 31, 2008 as well as a significant working capital deficit.  Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us.  Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Telenational and the subsequent consolidation of operating facilities into one operational facility.  We do not plan significant capital expenditures during fiscal 2008.

Risk Factors

Our cash flow may not be sufficient to satisfy our cost of operations.  If not, we must obtain equity or debt instruments.

For the fiscal year ended October 31, 2007, and the quarter ended January 31, 2008,  we recorded net losses from continuing operations of approximately $2 million and $252,000, respectively, on revenues from continuing operations of approximately $17.3 million and $4 million, respectively.  For fiscal year 2007, our net loss from continuing operations included approximately $2 million in non-cash expenses, primarily depreciation expense and non-cash interest expense.  In addition, we generated approximately $659,000 of positive cash flow from operations during fiscal year 2007.  As a result of historical losses, we currently have a substantial working capital deficit.  To be able to service our debt obligations over the course of the 2008 fiscal year, we must generate significant cash flow through additional financing or an equity infusion.  If we are unable to do so or are otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, our ability to continue operations may be jeopardized.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2007, which states “The Company has suffered recurring losses from continuing operations during each of the last two fiscal years.  Additionally, at October 31, 2007, the Company's current liabilities exceeded its current assets by $5.4 million and the Company had a shareholders' deficit totaling $2.8 million.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.”

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the fiscal quarter ended January 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RAPID LINK, INCORPORATED (Registrant)

/s/ John A. Jenkins
John A. Jenkins Chief Executive Officer and Chairman of the Board (Principle Executive Officer)

/s/ Christopher J. Canfield
Christopher J. Canfield President, Chief Financial Officer, Treasurer and Director (Principle Financial and Accounting Officer)

Date: March 14, 2008

EXHIBIT INDEX

No.          Description

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