Form 10QSB
period 2008-04-30
RAPID LINK INC
filed 2008-06-16
CIK 913659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

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

As of June 9, 2008, there were 69,835,422 shares of registrant’s common stock, par value $.001 per share, outstanding.
________________________________________________________

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	April 30, 2008	October 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$505,559	$496,306
Accounts receivable, net of allowance of $47,555 and $53,584, respectively	1,101,789	1,090,954
Prepaid expenses	16,623	36,537
Other current assets	152,573	200,809
Total current assets	1,776,544	1,824,606

Property and equipment, net	897,370	273,390
Customer lists, net	2,179,751	2,536,400
Goodwill	3,517,740	3,107,062
Other assets	161,986	98,032
Deferred financing fees, net	365,339	-

Total assets	$8,898,730	$7,839,490

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,561,682	$2,319,099
Accrued interest	278,208	227,037
Other accrued liabilities	568,903	617,454
Deferred revenue	199,033	66,113
Deposits and other payables	77,896	77,106
Capital lease obligations, current portion	291,793	-
Convertible notes payable, current portion, net of debt discount of $0 and $151,515, respectively	42,500	1,690,985
Convertible notes payable to related parties, current portion	-	1,000,000
Related party notes payable, current portion	-	50,000
Notes payable, current portion	129,588	-
Net current liabilities from discontinued operations	-	1,162,000
Total current liabilities	3,149,603	7,209,794

Capital lease obligations, net of current portion	146,450	-
Convertible notes payable, net of current portion	2,401,277	1,201,277
Convertible notes payable to related parties, net of current portion	3,240,000	2,240,000
Notes payable, net of current portion, net of debt discount of $344,944 and $0, respectively	1,758,548	-
Total liabilities	10,695,878	10,651,071

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 175,000,000 shares authorized; 69,847,444 and 65,161,544 shares issued and 69,835,422 and 65,149,522 shares outstanding at April 30, 2008 and October 31, 2007, respectively	69,848	65,162
Additional paid-in capital	49,796,773	48,976,402
Accumulated deficit	(51,608,899)	(51,798,275)
Treasury stock, at cost; 12,022 shares	(54,870)	(54,870)
Total shareholders' deficit	(1,797,148)	(2,811,581)

Total liabilities and shareholders' deficit	$8,898,730	$7,839,490

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007

Revenues	$3,450,350	$3,720,098	$7,463,829	$8,173,075

Costs and expenses:
Costs of revenues	2,323,353	2,561,496	5,039,124	5,950,264
Sales and marketing	193,406	307,391	426,293	619,916
General and administrative	1,063,053	841,698	1,880,754	1,857,316
Depreciation and amortization	268,432	235,619	486,721	478,143
	3,848,244	3,946,204	7,832,892	8,905,639

Operating loss	(397,894)	(226,106)	(369,063)	(732,564)

Other income (expense):
Noncash financing expense	(79,928)	(284,473)	(234,117)	(660,630)
Interest expense	(74,418)	(70,669)	(138,903)	(141,893)
Related party interest expense	(64,800)	(58,491)	(130,069)	(140,848)
Foreign currency exchange gain (loss)	(2,796)	2,442	(472)	3,950
Other	-	-	-	2,103
	(221,942)	(411,191)	(503,561)	(937,318)

Loss from continuing operations	(619,836)	(637,297)	(872,624)	(1,669,882)

Discontinued operations
Gain on disposal of discontinued operations	1,062,000	-	1,062,000	-

Net income (loss)	$442,164	$(637,297)	$189,376	$(1,669,882)

Basic and diluted income (loss) per share:

Loss per share from continuing operations	$(.01)	$(.01)	$(.02)	$(.03)
Income per share from discontinued operations	.02	-	.02	-
Net income (loss) per share	$.01	$(.01)	$-	$(.03)

Basic and diluted weighted average shares outstanding	66,987,044	51,750,419	66,058,187	51,455,385

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$189,376	$(1,669,882)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash financing expense	234,117	660,630
Depreciation and amortization	486,721	478,143
Bad debt expense	7,726	60,000
Loss on disposal of property and equipment	-	10,061
Share-based compensation expense	17,397	11,850
Gain on disposal of discontinued operations	(1,062,000)	-
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	117,702	221,600
Prepaid expenses and other current assets	19,914	125,746
Other assets	(1,285)	30,183
Accounts payable	(1,052,458)	225,935
Accrued liabilities	248,410	236,208
Deferred revenue	98,336	31,725
Deposits and other payables	791	6,291
Net cash provided by (used in) operating activities	(695,253)	428,490

Cash flows from investing activities:
Purchases of property and equipment	(36,455)	(3,094)
Cash received in acquisition	25,396	-
Advances to One Ring	(130,000)	-
Proceeds from sale of property and equipment	-	300
Net cash used in investing activities	(141,059)	(2,794)

Cash flows from financing activities:
Proceeds from notes payable	1,800,000	-
Proceeds from sale of common stock	120,000	-
Payments of financing fees	(375,778)	-
Payments on convertible notes	(600,000)	-
Payment on notes payable	(753)	-
Payments on related party notes	(50,000)	(35,864)
Reduction of bank overdrafts	-	(101,097)
Payments on capital leases	(47,904)	-
Net cash provided by (used in) financing activities	845,565	(136,961)

Net increase in cash and cash equivalents	9,253	288,735

Cash and cash equivalents, beginning of period	496,306	30,136

Cash and cash equivalents, end of period	$505,559	$318,871

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Nature of Business

Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries (collectively referred to as “Rapid Link” or the “Company”), have served as facilities-based, communication companies providing various forms of voice and data services to customers around the world.  Rapid Link provides a multitude of communication services targeted to small and medium sized businesses, as well as individual consumers.  These services include the transmission of voice and data traffic over public and private networks.  The Company also sells foreign and domestic termination of voice traffic into the wholesale market.  To insure optimal quality and redundancy, the Company utilizes a variety of transport technologies including the Public Switched Telecommunications Network, the Internet, and wholly-owned network facilities to transport communications services.

The Company has shifted its product focus to provide a variety of voice and data services over its own facilities using alternative access methods. These services include local and long distance calling, internet access, and wholesale services to carriers.  Because of the advanced technology and management expertise acquired in the acquisition of One Ring Networks during the second quarter of fiscal 2008, the Company plans to build an extensive hybrid fiber wireless (HFW) network allowing its customers to access services without relying on the local exchange carrier (LEC).  The Company’s strategy includes providing service via its own facilities to insure reliable delivery of its current and future services.  Fixed wireless technology allows for swift and cost efficient deployment of high speed networks.  The Company will utilize WiMAX and other carrier-grade equipment operating in microwave and millimeter-wave spectrum bands.  Through organic growth and acquisitions in targeted areas, the Company believes it will possess a strategic advantage over carriers that do not provide their own network access.  The Company believes that its strategy of “owning” the customer by providing the service directly, rather than utilizing the networks of others, is key to its success.  This strategy insures that the Company can provide its bundled products and communication services without the threat of compromised service quality, and at significant cost savings when compared with other technologies.

Basis of Presentation

The accompanying unaudited financial data for the three and six months ended April 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2007.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three and six months ended April 30, 2008 and 2007 have been made.  The results of operations for the three and six months ended April 30, 2008 are not necessarily indicative of the expected operating results for the full year.  Certain reclassifications have been made to conform prior year data to the current year presentation.

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

At April 30, 2008, the Company improved its working capital deficit approximately $4 million from October 31, 2007.  The Company’s working capital deficit at April 30, 2008 and October 31, 2007 were approximately $1.4 million and $5.4 million, respectively.  For the three and six months ended April 30, 2008, the Company’s net income was approximately $442,164 and $189,376, on revenues of $3.5 million and $7.5 million, respectively.  Included in net income for the fiscal quarter ended April 30, 2008 was a gain on disposal of discontinued operations of approximately $1 million.

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

NOTE 2 - ACQUISITION OF ONE RING NETWORKS, INC.

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc. ("One Ring") for consideration of 3,885,448 common shares and 114,552 warrants valued at $319,393.  Additional contingent consideration can be attained with certain performance objectives being achieved.  The value of the issued stock was determined to be $306,986 and was calculated using the average quoted price of $0.08 per share, which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after March 28, 2008.  In addition, the Company issued 114,552 warrants to purchase common stock at $.12 per share valued at $12,407.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 1.65; and a life of the warrants of five years.

Additional contingent consideration consists of the issuance of Rapid Link common stock (“Secondary Shares”), which shall be delivered to the One Ring stockholders within five (5) days of the 1 year anniversary of the closing date provided that One Ring’s gross monthly retail billed revenues from all sources are at least $1,500,000 for the calendar year ending one year from the closing date (“Yearly Revenues”).  1333 Secondary Shares will be issued for every $1,000 of gross billed and collectable Yearly Revenues, up to a maximum of 4 million shares.

The Company acquired the following net assets from One Ring:

Tangible assets acquired:
Property and equipment	$213,868
Capital lease equipment	379,765
Accounts receivable and other	202,371
Cash	25,396
821,401
Customer list	15,601
Goodwill	410,678
Total assets acquired	1,247,680

Liabilities assumed:
Accounts payable	(295,041)
Accrued liabilities and other	(219,453)
Notes payable	(34,028)
Capital lease obligations	(379,765)
Total liabilities assumed	(928,287)

Net assets acquired	$319,393

The purpose of the One Ring acquisition was to acquire an existing carrier class network, and an experienced management team.  Through this effort, we further evolve our goal of becoming a provider of communication services via fixed wireless and fiber optic transport of voice and data.  The acquisition was accounted for using the purchase method of accounting.  The customer list will be amortized over its useful life of two years.  The purchase price allocated to customer list was determined by management's estimates of the value associated with each acquired customer.  Goodwill represents the excess of consideration given over the fair value of assets acquired.  The goodwill acquired may not be amortized for federal income tax purposes.  The results of operations of One Ring are included in the Company’s results of operations from March 31, 2008, the effective date of the acquisition.

Unaudited Pro Forma Summary Information

The following unaudited pro forma summary approximates the consolidated results of operations as if the One Ring acquisition had occurred as of November 1, 2006, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense.  The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

	Three Months Ended April 30, 2008	Three Months Ended April 30, 2007	Six Months Ended April 30, 2008	Six Months Ended April 30, 2007
Revenues	$3,689,175	$4,078,336	$8,060,892	$8,889,551
Net income (loss)	$209,457	$(986,357)	$(392,391)	$(2,368,003)
Basic and diluted net loss per share	$-	$(.02)	$(.01)	$(.04)
Weighted-average shares of common stock outstanding (basic and diluted)	66,987,044	55,636,319	69,303,554	55,341,285

NOTE 3 – STOCK-BASED COMPENSATION

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

Noncash share-based compensation costs recorded in general and administrative expenses during the three and six months ended April 30, 2008 were $8,794 and $17,397, respectively.  Noncash share-based compensation costs recorded in general and administrative expenses during the three and six months ended April 30, 2007 were $5,860 and $11,850, respectively.

During the six months ended April 30, 2008, there were no stock options granted, exercised or cancelled.  The Company issues new shares of common stock upon exercise of stock options.

As of April 30, 2008, the total unrecognized compensation cost related to non-vested options was $39,348, and the weighted average over which it will be recognized is 3.66 years.

NOTE 4 - CONVERTIBLE DEBENTURES, NOTES PAYABLE AND CAPITAL LEASES, INCLUDING RELATED PARTY NOTES

The Company has various debt and capital lease obligations as of April 30, 2008, including amounts due to independent institutions and related parties.  The Company modified its debt structure in the second quarter of fiscal 2008 by entering into a series of financing agreements.  Descriptions of the Company’s debt obligations are included below.  The following tables summarize outstanding debt as of April 30, 2008:

Information as of April 30, 2008

Brief Description of Debt	Balance	Int. Rate	Due Date	Discount	Net
Notes payable, current
Vehicles	$9,588	7.02%	4/30/2009	-	$9,588
Global Telecom Solutions	120,000	5.00%	4/30/2009	-	120,000
Convertible notes, current	42,500	10%	2/28/2008	-	42,500
Capital lease obligations, current	291,793	8%	4/30/2009	-	291,793
Notes payable, less current portion
Vehicles	23,689	7.02%	11/1/2012	-	23,689
GTS-Orion	279,803	5.00%	4/30/2012	-	279,803
Valens II Term A	1,800,000	10%	3/31/2011	344,944	1,455,056
Convertible notes, long-term
GC-Conote	600,000	10.08%	6/30/2011	-	600,000
GCA-Debenture	630,333	6%	6/30/2011	-	630,333
GCA-Debenture	570,944	6%	6/30/2011	-	570,944
Trident-Debenture	600,000	10%	6/30/2011	-	600,000
Convertible notes payable to related parties, long-term	3,240,000	8.00%	6/30/2011	-	3,240,000
Capital lease obligations, less current portion	146,450	8.00%	9/30/2010	-	146,450

Debt and capital lease obligations as of April 30, 2008 are due as follows:

	Within 1 year	1-4 years	Total
Debt and capital lease obligations	$463,881	$7,291,219	$7,755,100

Notes Payable

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc., which included the assumption of two notes for vehicles.  The principal balance of these two notes at April 30, 2008 was $17,272 and $16,005, respectively.

On April 30, 2008, the Company entered into a four-year financing agreement with Global Telecom Solutions (“GTS-Orion”) in the principal amount of $399,809.  The agreement calls for monthly payments of $10,000 and interest accrues at 5% per annum.  Previously, the Company carried an accrued liability for carrier costs payable to GTS-Orion and reclassified this liability to notes payable per the agreement dated April 30, 2008.

Valens II Term A Note

Effective March 31, 2008, the Company modified its debt structure by entering into a Security Agreement with L.V. Administrative Services, Inc. (“L.V.”) and certain lenders (“Lenders”) including Valens U.S. SPV I (“Valens”), and Valens Offshore SPV II Corp. (“Valens II”).  LV acts as administrative and collateral agent for the Lenders.  Upon the signing of the Security Agreement, Valens II provided the Company with $1,800,000 of gross financing, and the Company issued Valens II a 10% Secured Term A Note (“Valens II Term A”) in the principal amount of $1,800,000.

The Company issued Valens II a Common Stock Purchase Warrant to purchase 5,625,000 common shares at $0.01 per share.  These warrants were valued using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 1.65; and a life of the warrants of five years.  The relative fair value of the warrants of $354,799 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term A note.  The Company recognized $9,855 of expense associated with these warrants in the second quarter of fiscal year 2008.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens II Security Agreement, which resulted in $375,778 of deferred financing fees, of which $10,438 was expensed as noncash financing fees during the second quarter of fiscal 2008.

Interest accrues under the Term A Note at 10% per annum and is payable monthly commencing April 1, 2008.  Amortizing payments of principal shall commence on October 1, 2009 of $85,000 per month, plus accrued interest and any other fees then due.  The Valens II Term A Note matures on March 31, 2011.  The Company may prepay the Valens Term A Note by paying 110% of the outstanding principal and repaying all amounts owed under the Security Agreement and all ancillary documents.

The Lenders have also agreed to provide additional debt financings upon the occurrence of subsequent events, including the Company’s asset purchase of iBroadband Networks, Inc., a Texas corporation, and iBroadband of Texas, Inc., a Delaware corporation (“iBroadband Companies”).  Valens II has agreed to purchase from the Company a 10% Secured Term B Note in the principal amount of $1.5 million and a Warrant to purchase common shares of the Company’s stock at $0.01 per share for a total purchase price of $1.5 million.  The number of shares subject to the Warrant will equal 25% of the Term B Note, divided by the then current stock trading price.

GC-Conote

During the three and six months ended April 30, 2008, the Company amortized $37,879 and $151,515, respectively, of the debt discount relating to the GC-Conote.  The unamortized debt discount at April 30, 2008 was $0.

On March 31, 2008, Global Capital Funding Group, LP (“Global”), which is the holder of the GC Conote, modified its debt structure with the Company by entering into a Subordination Agreement with L.V., acting as agent for itself and the Lenders.  The agreement calls for the GC-Conote to become subordinate to the Valens II Term A note.  In addition, GCA extended the maturity date of the two debentures to June 30, 2011.  In consideration, the Company made a principal payment of $600,000 on the GC-Conote and agreed to pay Global the principal sum of $420,000 upon closing of the Valens II Term B note; with the remainder of the outstanding principal amount of $180,000, which shall not accrue interest after March 31, 2008, to be converted into the common stock of the Company in accordance with the terms of the Securities Purchase Agreement dated as of November 8, 2002.

GCA Debentures

As of April 30, 2008, GCA Strategic Investment Fund Limited (“GCA”) held two Company debentures having principal amounts of $630,333 and 570,944, respectively.  On March 31, 2008, GCA modified its debt structure with the Company by entering into a Subordination Agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the GCA debentures to become subordinate to the Valens II Term A note.  In addition, GCA extended the maturity date of the two debentures to June 30, 2011.

Trident Debenture

During the second quarter of fiscal 2007, Trident Growth Fund L.P. (“Trident”) extended the $600,000 debenture with an original due date of March 8, 2007 maturity date to March 8, 2008.  In connection with extension, the Company issued Trident additional warrants to purchase 60,000 shares of the Company’s stock at $.10 per share during the second quarter of fiscal 2008.  The fair value of the warrants of $3,586 was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 2.95, and an expected life of the warrants of four years.  The Company recognized $3,586 of expense associated with the warrants during the second quarter of fiscal 2008.

On March 31, 2008, Trident Growth Fund L.P. (“Trident”) modified its debt structure with the Company by entering into a Subordination Agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Trident Debenture to become subordinate to the Valens II Term A note.  In addition, Trident agreed to extend the maturity date of the principal amount of the $600,000 debenture to June 30, 2011.  In consideration for the subordination and maturity date extension, the Company issued Trident a Common Stock Purchase Warrant to purchase 60,000 common shares of the Company’s stock at $0.07 per share.  The fair value of the warrants of $4,503 was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of five years.  The Company recognized $4,503 of expense associated with the warrants during the second quarter of fiscal 2008.

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

On March 31, 2008, Apex entered into a Subordination Agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex Note was $500,000 at April 30, 2008.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement calls for the outstanding note due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of the Apex Note, including $120,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007 and April 30, 2008.

On March 31, 2008, Apex entered into a Subordination Agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex Notes was $1,120,000 at April 30, 2008.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman and Chief Executive Officer.  These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On March 31, 2008, Mr. Jenkins entered into a Subordination Agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ demand note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of Mr. Jenkins debenture was $500,000 at April 30, 2008.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with the Company’s Chairman and Chief Executive Officer, John Jenkins.  The agreement calls for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  The outstanding balance of these notes payable to Mr. Jenkins, including $241,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007 and April 30, 2008.

On March 31, 2008, Mr. Jenkins entered into a Subordination Agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of Mr. Jenkins’ Notes was $1,120,000 at April 30, 2008.

Capital Lease Obligations

On November 1, 2007, the Company entered into a five-year lease agreement with Graybar Financial Services (“Graybar”) and acquired equipment valued at approximately $52,968.  The agreement calls for monthly payments of approximately $1,058.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On April 23, 2008, the Company entered into a four-year lease agreement with Graybar Financial Services and acquired equipment valued at approximately $53,514.  The agreement calls for monthly payments of approximately $1,289.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On March 31, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc. ("One Ring"), which included all of One Ring’s capital lease agreements with Farnam Street Financial, Inc. (“Farnam”) and NorCal Capital, Inc. (“NorCal”).  The Company accounts for these leases in accordance with SFAS No. 13 “Accounting for Leases”.  Descriptions of these lease obligations, including the lease obligations with Graybay are included below.  The following table summarizes the Company’s outstanding capital lease obligations as of April 30, 2008:

Information as of April 30, 2008
Brief Description of Capital Lease	Equipment Value	Lease Term Ends	Monthly Payment	Capital Lease Obligations
				Short-term	Long-term
Graybar-1	$52,868	12/07/2012	$1,058	$9,262	$38,902
Graybar-2	53,514	04/23/2012	1,289	11,904	39,371
Farnam-1	13,366	06/01/2008	6,705	6,705	-
Farnam-2	101,152	09/01/2008	17,140	84,572	-
Farnam-3	56,216	08/01/2008	3,691	41,874	11,001
Farnam-4	83,391	11/01/2008	4,899	54,842	24,173
Farnam-5	90,367	12/01/2008	4,809	53,126	33,003
NorCal-1	30,647	10/01/2008	5,022	25,795	-
NorCal-2	4,626	09/01/2008	937	3,713	-
				$291,793	$146,450

NOTE 5 – GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

During fiscal 2004, the Company determined, based on final written communications with the State of Texas, that it had a liability for sales taxes (including penalties and interest) totaling $1.1 million.  On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company.  The lawsuit requests payment of approximately $1.162 million, including penalties and for state and local sales tax.  The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems (“Canmax”), a former operating subsidiary of ours, which provided retail automation software and related services to the retail petroleum and convenience store industries.

Effective April 30, 2008, the Company entered into a settlement agreement and release with the State of Texas (“State”) whereby the State released the Company, with the exception of Canmax, from any and all claims related to the sales tax liability with the State.  In consideration for the release, the Company paid the State $100,000 during the second quarter of fiscal 2008.

Effective April 30, 2008, the Company entered into a purchase agreement to sell Canmax to a third party for a nominal fee.  The sale of Canmax resulted in a gain of $1,062,000, which was classified as a gain on disposal of discontinued operations in the accompanying statement of operations.

NOTE 6 – COMMON STOCK AND WARRANTS

On June 15, 2007, the Company entered into a series of agreements with Westside Capital, LLC whereby the Company sold 357,143 shares of the Company's common stock to Westside Capital for a purchase price of $25,000 and issued to Westside Capital Common Stock Purchase Warrants (the "Warrants") to purchase up to an additional 50,000,000 shares of the Company’s common stock ("Warrant Shares") at exercise prices as follows: 20,000,000 Warrant Shares exercisable at $0.10 per share (Warrant "A"); 15,000,000 Warrant Shares exercisable at $0.20 per share (Warrant "B"); and 15,000,000 Warrant Shares exercisable at $0.30 per share (Warrant "C"). The Warrants vest in 4,000,000 share increments at such time as the previous increment has been fully exercised with the exception of the first 4,000,000 increment which vested immediately, resulting in the recognition of approximately $71,000 of expense.  Should the Company not receive cumulative gross proceeds of at least three million dollars ($3,000,000) in the form of equity, debt, any other injection of capital into the Company, or any combination thereof from Westside Capital or from sources introduced by Westside Capital by February 24, 2008, then all outstanding Warrants shall expire.  On February 24, 2008, the 4,000,000 warrants issued to Westside Capital expired.  There are no other warrants that will be issued now or in the future associated with this transaction.

During the second quarter of fiscal 2008, the Company issued 800,000 shares of the Company’s common stock for $120,000.

NOTE 7 - BUSINESS AND CREDIT CONCENTRATIONS

During the second quarter of fiscal 2008, one customer in Europe accounted for revenues of approximately $673,690, or 20% of the Company's total revenues of $3,450,350.  During the same period in fiscal 2008, two of the Company's suppliers accounted for approximately 16% and 25%, respectively, of the Company's total costs of revenues. At April 30, 2008 and October 31, 2007, one customer accounted for 12% and 10%, respectively, of the Company's trade accounts receivable.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

State of Texas.  During fiscal 2004, the Company determined, based on final written communications with the State of Texas, that it had a liability for sales taxes (including penalties and interest) totaling $1.1 million.  On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company.  The lawsuit requests payment of approximately $1.162 million, including penalties and for state and local sales tax.  The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems, a former operating subsidiary of ours, which provided retail automation software and related services to the retail petroleum and convenience store industries.

Effective April 30, 2008, the Company entered into a settlement agreement and release with the State of Texas (“State”) whereby the State released the Company and its subsidiaries, with the exception of Canmax, from any and all claims related to the sales tax liability with the State.  In consideration for the release, the Company paid the State $100,000 during the second quarter of fiscal 2008.  Additionally, effective April 30, 2008, the Company sold Canmax.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward-Looking Statements

This report includes forward-looking statements, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects,” "will,” "anticipates,” "estimates,” "believes,” "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using fixed wireless broadband technology to deliver internet and telecommunications services, (b) the relatively low barriers to entry for start-up companies using fixed wireless broadband technology to provide internet and telecommunications services, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of voice and data services, (e) our dependence upon favorable pricing from our suppliers to compete in the diversified communication services industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry. For a discussion of these factors and others, please see "Risk Factors" below in this section of this report. Readers are cautioned not to place undue reliance on the forward-looking statements made in this report or in any document or statement referring to this report.  In addition, we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws.

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

During the second quarter of fiscal 2008, we acquired One Ring Networks, which operates one of the largest hybrid fiber optic and fixed wireless networks in the United States, and is one of the few carriers offering end-to-end communications and networking services.  This acquisition allows us to provide services to high average revenue per user customers via fixed wireless and fiber optic transport.  Typically, these customers are small to medium size businesses, enterprises, and carriers.  We recognize that these customers require a reliable and cost-effective voice solution.  Additionally, we offer an integrated product that includes local and long distance calling with internet access in order to satisfy this demand.  Concurrently, we remain focused on the growth of our internet offerings to residential customers in underserved areas.

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

Revenue Recognition

Long distance revenue

Revenues generated by international re-origination, domestic residential and enterprise long distance service, and international wholesale termination, which represent the primary sources of the Company’s revenues, are based on minutes of customer usage.  The Company records payments received in advance as deferred revenue until such services are provided.

Alternative access revenues

The acquisition of One Ring Networks further enhances the Company’s ability to provide services via fixed wireless and fiber optic transport.  Revenues generated through the sale of voice and data services via fixed wireless and fiber optic transport, which are an increasingly significant component of the Company’s revenues, are based on set capacity limits, and generally carry recurring monthly charges for up to three year contracted terms.  The Company records payments received in advance as deferred revenue until such services are provided.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is generally effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to significantly affect its consolidated financial condition or consolidated results of operations.

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

Results of Operations

The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

	Three Months Ended April 30,				Six Months Ended April 30,
	2008		2007		2008		2007
	Amount	% of Rev.	Amount	% of Rev.	Amount	% of Rev.	Amount	% of Rev.

Revenues	$3,450,350	100.0%	$3,720,098	100.0%	$7,463,829	100.0%	$8,173,075	100.0%

Costs and expenses:
Costs of revenues	2,323,353	67.3	2,561,496	68.9	5,039,124	67.5	5,950,264	72.8
Sales and marketing	193,406	5.6	307,391	8.3	426,293	5.7	619,916	7.6
General and administrative	1,063,053	30.8	841,698	22.6	1,880,754	25.2	1,857,316	22.7
Depreciation and amortization	268,432	7.8	235,619	6.3	486,721	6.5	478,143	5.9

Total costs and expenses	3,848,244	111.5	3,946,204	106.1	7,832,892	104.9	8,905,639	109.0

Operating income (loss)	(397,894)	(11.5)	(226,106)	(6.1)	(369,063)	(4.9)	(732,564)	(9.0)

Other income (expense):
Noncash financing expense	(79,928)	(2.3)	(284,473)	(7.6)	(234,117)	(3.1)	(660,630)	(8.1)
Interest expense	(74,418)	(2.2)	(70,669)	(1.9)	(138,903)	(1.9)	(141,893)	(1.7)
Related party interest expense	(64,800)	(1.9)	(58,491)	(1.6)	(130,069)	(1.7)	(140,848)	(1.7)
Other	-	-	-	-	-	-	2,103	-
Foreign currency exchange gain (loss)	(2,796)	(0.1)	2,442	0.1	(472)	-	3,950	-

Total other income (expense), net	(221,942)	(6.5)	(411,191)	(11.0)	(503,561)	(6.7)	(937,318)	(11.5)

Net loss from continuing operations	$(619,836)	(18.0)	$(637,297)	(17.1)	$(872,624)	(11.6)	$(1,669,882)	(20.4)

Discontinued operations:
Gain on disposal of discontinued operations	$1,062,000	30.8	-	-	$1,062,000	14.2	-	-

Net income (loss)	$442,164	12.8%	$(637,297)	(17.1)%	$189,376	2.6%	$(1,669,882)	(20.4)

Operating Revenues

Revenues for the second quarter of fiscal 2008 decreased $270 thousand, or 7%, as compared to the same period of fiscal year 2007.  This decrease is primarily attributable to the expected variable nature of the retail revenue component, which decreased $240 thousand.  Revenues for the first six months of fiscal 2008 decreased approximately $700 thousand, or 9%, as compared to the same period of fiscal 2007.  The decrease is primarily attributable to a decrease in the retail revenue component of $500 thousand and the wholesale revenue component of $200 thousand.

Costs of Revenues

Costs of revenues for the second quarter of fiscal 2008 decreased $100 thousand, or 2%, as compared to the same period of fiscal year 2007.  The decrease in costs of revenues is primarily attributable to decreased capacity requirements resulting from lower call volume, and is directly proportional to the decrease in revenues over the same period.  This decrease is a standard acceptable variance in this industry.  As a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from quarter to quarter and year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

Costs of revenues as a percentage of revenues for the first six months of fiscal 2008 decreased approximately $1.1 million, or 12%, compared to the same six month period of fiscal 2007.  The decrease in costs of revenues is primarily attributable to decreased revenues, newly negotiated contracts with carriers, and the expected variable nature of cost of revenues; all of which resulted in a higher gross profit percentage, and lower cost of revenues.

Sales and Marketing Expenses

A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by an in-house sales and marketing organization.

Sales and marketing costs for the second quarter of fiscal 2008 decreased $113 thousand, or 37%, as compared to the same period of fiscal 2007.  This decrease is attributable to lower agent commissions directly associated with decreased revenues in the second quarter of fiscal 2008 as compared to the same period of fiscal 2007.  In addition, this decrease is attributable to higher marketing costs and agent commissions incurred during the second quarter of fiscal 2007.  During the second quarter of fiscal 2008, comparable expenses were not incurred.  We will continue to focus our sales and marketing efforts on web portal and magazine advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

Sales and marketing costs for six month period ending April 30, 2008 decreased $194 thousand, or 31%, as compared to the same period of fiscal 2007.  The decrease is primarily associated with lower agent commissions resulting from decreased revenues for the six month period ending April 30, 2008.

General and Administrative Expenses

General and administrative expenses increased $221 thousand for the second quarter of fiscal 2008 as compared to the same period of fiscal year 2007.  This increase is primarily attributable with the acquisition of Communications Advantage in the fourth quarter of fiscal year 2007, and the acquisition of One Ring during the second quarter of fiscal 2008.  Because these entities were not acquired until after the second quarter of fiscal year 2007, their general and administrative expenses were not included in the Company’s general and administrative expenses during the second quarter of fiscal year 2007.  For the six month period ending April 30, 2008, general and administrative expenses increased $23 thousand as compared to the same six month period ending in fiscal 2007.  We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business; however, it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of our general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $30 thousand, or 12%, during the second quarter of fiscal 2008 as compared to the same period of fiscal 2007.  This increase is primarily attributable to additional expenses associated with the One Ring acquisition including depreciation of equipment and amortization of capital leases.  Depreciation and amortization expense for the first six months of fiscal 2008 increased $8 thousand, or 2%, as compared to the same six month period of fiscal 2007.  The increase is due to additional depreciation expense associated with the One Ring acquisition, partially offset by decreased depreciation expense associated with other equipment, and decreased amortization of intangible assets.

Noncash Financing Expense, Related Party Non-Cash Financing Expense, Interest Expense and Related Party Interest Expense

Noncash interest expense, related party non-cash interest expense, interest expense, and related party interest expense decreased $190 thousand, or 46% during the second quarter of fiscal 2008 as compared to the same quarter in fiscal 2007.  The decrease was primarily due to certain debt discounts becoming fully amortized in the second quarter of fiscal 2008.  Noncash interest expense, related party non-cash interest expense, interest expense, and related party interest expense decreased approximately $430 thousand, or 46% during the second quarter of fiscal 2008 as compared to the same quarter in fiscal 2007.  The decrease was primarily due to certain debt discounts becoming fully amortized during the first six months of fiscal 2008.

Noncash financing expense results from the amortization of deferred financing fees and debt discounts on our debts to third party lenders and related parties.  The decrease in noncash interest expense was partially offset by increased interest expense associated with convertible notes.

Discontinued Operations

During fiscal 2004, the Company determined, based on final written communications with the State of Texas, that it had a liability for sales taxes (including penalties and interest) totaling $1.1 million.  On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company.  The lawsuit requests payment of approximately $1.162 million, including penalties and for state and local sales tax.  The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems (“Canmax”), a former operating subsidiary of ours, which provided retail automation software and related services to the retail petroleum and convenience store industries.

Effective April 30, 2008, the Company entered into a settlement agreement and release with the State of Texas (“State”) whereby the State released the Company, with the exception of Canmax, from any and all claims related to the sales tax liability with the State.  In consideration for the release, the Company paid the State $100,000 during the second quarter of fiscal 2008.

Effective April 30, 2008, the Company entered into a purchase agreement to sell Canmax to a third party for a nominal fee.  The sale of Canmax resulted in a gain of $1,062,000, which was classified as a gain on disposal of discontinued operations in the accompanying statement of operations.

Liquidity and Sources of Capital

During fiscal 2007, we generated approximately $659,000 of positive operating cash flow.  Prior to fiscal 2007, we generally were unable to achieve positive cash flow on a quarterly basis primarily due to the fact that our previous lines of business did not generate a volume of business sufficient to cover our overhead costs.

Our major growth areas are anticipated to include the establishment of additional wholesale points of termination to offer our existing wholesale and retail customers, and the expansion of our fixed wireless and fiber optic broadband internet and voice.  Our future operating success is dependent on our ability to generate positive cash flow from our fixed wireless and fiber optic broadband carrier services.

During the second quarter of fiscal 2008, we successfully modified our debt structure.  These financing transactions, as discussed more fully in Note 4 to the financial statements, significantly improved our working capital position, and helped fund our expansion plans.  In addition, we are actively pursuing additional debt financing, which will allow us to take advantage of additional strategic growth opportunities.  Any failure of our business plan, including the risk and timing involved in rolling out retail products to end users, could result in a significant cash flow crisis, and could force us to seek alternative sources of financing as discussed, or to greatly reduce or discontinue operations.  Any additional financing we may obtain may involve material and substantial dilution to existing stockholders.  In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences, or privileges senior to our current common stockholders.

At April 30, 2008, we had cash and cash equivalents balance of $505,559 an increase in cash and cash equivalents of $9,253 from the balance at October 31, 2007.  At April 30, 2008, our working capital deficit improved approximately $4 million from October 31, 2007.  We had working capital deficits at April 30, 2008 and October 31, 2007 of $1.4 million and $5.4 million, respectively.

Net cash used by operating activities during the first six months of fiscal 2008 was $695,000 as compared to cash provided by operating activities of $428,000 during the same period of fiscal 2007.  During the first six months of fiscal 2008, to compute operating cash flows, our net income of $189,000 was positively adjusted for noncash interest expense of $234,000, depreciation, and amortization of $487,000, share-based compensation expense of $17,000, bad debts expense of $8,000, offset by the non-cash gain on disposal of discontinued operations of $1,062,000 and decreases in operating assets and liabilities of $569,000.  During the first six months of fiscal 2007, to compute operating cash flows, our net loss of $1,670,000 was positively adjusted for noncash interest expense of $661,000, depreciation and amortization of $478,000, bad debt expense of $60,000, share-based compensation expense of $12,000, loss on disposal of fixed assets of $10,000, and net changes in operating assets and liabilities of $878,000.

Net cash used in investing activities during the first six months of fiscal 2008 resulted from net purchases of property and equipment of $36,000 and cash advanced to One Ring of $130,000, partially offset by cash received in the One Ring acquisition of $25,396.  Net cash used in investing activities during the first six months of fiscal 2007 resulted from net purchases of property and equipment of $3,000.

Net cash provided by financing activities during the first six months of fiscal 2008 was $846,000, resulting proceeds net of the cash received from the sale of common stock of $120,000, and proceeds from the issuance of convertible debentures of $1,800,000, partially offset by payment of financing fees of $376,000, payment on convertible notes of $600,000, payment on related party notes of $50,000, and payment on capital leases of $48,000.  Net cash used in financing activities during the first six months of fiscal 2007 was $137,000, resulting from the reduction of bank overdrafts that existed at October 31, 2006, and payment of $36,000 on a related party note.

We have an accumulated deficit of approximately $52.0 million as of April 30, 2008 as well as a working capital deficit.  Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us.  Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from Telenational and One Ring, which resulted in the subsequent consolidation of operating facilities into one operational facility.  We do not plan significant capital expenditures during fiscal 2008.

Risk Factors

Our cash flow may not be sufficient to satisfy our cost of operations.  If not, we must obtain equity or debt instruments.

For the fiscal year ended October 31, 2007, we recorded net losses from continuing operations of approximately $2 million on revenues from continuing operations of approximately $17.3 million.  For the quarter ended April 30, 2008, we recorded a loss from continuing operations of approximately $620,000, on revenues from continuing operations of approximately $3.5 million.  For fiscal year 2007, our net loss from continuing operations included approximately $2 million in non-cash expenses, primarily depreciation expense and non-cash interest expense.  In addition, we generated approximately $659,000 of positive cash flow from operations during fiscal year 2007.  As a result of historical losses, we currently have a working capital deficit. To be able to service our debt obligations over the course of the 2008 fiscal year, we must either finalize the Valens II Term Note B transaction, or we must generate cash flow through organic growth.  If we are unable to do so or are otherwise unable to obtain funds necessary to make required payments on our trade debt and other indebtedness, our ability to continue operations may be jeopardized.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2007, which states “The Company has suffered recurring losses from continuing operations during each of the last two fiscal years.  Additionally, at October 31, 2007, the Company's current liabilities exceeded its current assets by $5.4 million and the Company had a shareholders' deficit totaling $2.8 million.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.”  The Company significantly improved its working capital position during the second quarter of fiscal 2008.  For the fiscal quarter ending April 30, 2008, the Company’s current liabilities exceeded its current assets by $1.97 million, which represents a $4 million improvement since October 31, 2007.

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

We rely on four key senior executives.

We rely heavily on our senior management team of John Jenkins, Christopher Canfield, Michael Prachar, and Matt Liotta, and our future success may depend, in large part, upon our ability to retain our senior executives.  In addition to the industry experience and technical expertise they provide to the Company, senior management has been the source of significant amounts of funding that have helped to allow us to meet our financial obligations.

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

We may be unable to manage our growth.

We intend to expand our fixed wireless and fiber optic carrier services network and the range of enhanced communication services that we provide.  Our expansion prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets.  Our revenues will suffer if we are unable to manage this expansion properly.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the fiscal quarter ended April 30, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 15, 2008

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