Form 10QSB
period 2008-07-31
RAPID LINK INC
filed 2008-09-12
CIK 913659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

COMMISSION FILE NUMBER 0-22636
_______________________________________________

RAPID LINK, INCORPORATED
(Exact name of small business issuer as specified in its charter)

DELAWARE	75-2461665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5408 N. 99th Street; Omaha, NE   68134
(Address of principal executive offices)

(402) 392-7561
(Issuer’s telephone number)
_______________________________________________

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

As of September 12, 2008, there were 69,835,422 shares of registrant’s common stock, par value $.001 per share, outstanding.
________________________________________________________

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

	July 31, 2008	October 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$919,881	$496,306
Accounts receivable, net of allowance of $94,625 and $53,584, respectively	1,052,279	1,090,954
Prepaid expenses	15,964	36,537
Other current assets	130,570	200,809
Total current assets	2,118,694	1,824,606

Property and equipment, net	1,822,894	273,390
Customer lists, net	2,164,345	2,536,400
Goodwill	5,174,012	3,107,062
Other assets	367,560	98,032
Deferred financing fees, net	453,040	-

Total assets	$12,100,545	$7,839,490

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,615,766	$2,319,099
Accrued interest	124,861	227,037
Other accrued liabilities	540,655	617,454
Deferred revenue	211,798	66,113
Deposits and other payables	77,183	77,106
Capital lease obligations, current portion	429,914	-
Convertible notes payable, current portion, net of debt discount of $0 and $151,515, respectively	42,500	1,690,985
Convertible notes payable to related parties, current portion	-	1,000,000
Related party notes payable, current portion	-	50,000
Notes payable, current portion	129,189	-
Net current liabilities from discontinued operations	-	1,162,000
Total current liabilities	3,171,866	7,209,794

Capital lease obligations, net of current portion	314,245	-
Convertible notes payable, net of current portion	1,981,277	1,201,277
Convertible notes payable to related parties, net of current portion	3,240,000	2,240,000
Notes payable, net of current portion, net of debt discount of $594,246 and $0, respectively	5,561,005	-
Total liabilities	14,268,393	10,651,071

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 175,000,000 shares authorized; 69,847,444 and 65,161,544 shares issued and 69,835,422 and 65,149,522 shares outstanding at July 31, 2008 and October 31, 2007, respectively	69,848	65,162
Additional paid-in capital	50,089,007	48,976,402
Accumulated deficit	(52,271,833)	(51,798,275)
Treasury stock, at cost; 12,022 shares	(54,870)	(54,870)
Total shareholders' deficit	(2,167,848)	(2,811,581)

Total liabilities and shareholders' deficit	$12,100,545	$7,839,490

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007

Revenues	$4,483,714	$4,229,804	$11,947,543	$12,402,878

Costs and expenses:
Costs of revenues	3,144,823	2,982,544	8,183,948	8,932,807
Sales and marketing	193,693	303,410	619,986	923,326
General and administrative	1,316,067	828,622	3,196,820	2,675,877
Depreciation and amortization	419,047	229,853	905,768	707,996
Gain on recovery of accrued interest	(163,750)	-	(163,750)	-
Loss on disposal of equipment	-	-	-	10,061
	4,909,880	4,344,429	12,742,772	13,250,067

Operating loss	(426,166)	(114,625)	(795,229)	(847,189)

Other income (expense):
Noncash financing expense	(67,404)	(174,954)	(301,521)	(835,584)
Interest expense	(103,292)	(70,991)	(242,195)	(212,884)
Related party interest expense	(64,800)	(74,081)	(194,869)	(214,930)
Foreign currency exchange gain (loss)	(1,272)	69	(1,744)	4,020
Other	-	(70,825)	-	(68,722)
	(236,768)	(390,782)	(740,329)	(1,328,100)

Loss from continuing operations	(662,934)	(505,407)	(1,535,558)	(2,175,289)

Discontinued operations
Gain on disposal of discontinued operations	-	-	1,062,000	-

Net loss	$(662,934)	$(505,407)	$(473,558)	$(2,175,289)

Basic and diluted income (loss) per share:

Loss per share from continuing operations	$(.01)	$(.01)	$(.03)	$(.04)
Income per share from discontinued operations	-	-	.02	-
Net loss per share	$(.01)	$(.01)	$(.01)	$(.04)

Basic and diluted weighted average shares outstanding	69,835,422	51,974,854	67,326,456	51,630,459

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended July 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(473,558)	$(2,175,289)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash financing expense	301,521	835,584
Depreciation and amortization	905,768	707,996
Bad debt expense	52,726	90,000
Loss on disposal of property and equipment	-	10,061
Share-based compensation expense	26,191	17,775
Other non-cash expense	-	70,825
Gain on recovery of accrued interest	(163,750)	-
Gain on disposal of discontinued operations	(1,062,000)	-
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	122,481	259,040
Prepaid expenses and other current assets	20,573	96,866
Other assets	20,718	10,811
Accounts payable	(1,236,863)	113,338
Accrued liabilities	230,565	378,796
Deferred revenue	111,101	(76,641)
Deposits and other payables	(2,952)	8,717
Net cash provided by (used in) operating activities	(1,147,479)	347,879

Cash flows from investing activities:
Purchases of property and equipment	(58,115)	(3,094)
Cash received in One Ring acquisition	25,396	-
Net advances to One Ring	(30,000)	-
Cash received in iBroadband acquisition	25,560	-
Proceeds from sale of property and equipment	-	300
Net cash used in investing activities	(37,159)	(2,794)

Cash flows from financing activities:
Proceeds from notes payable	3,300,000	-
Proceeds from sale of common stock	120,000	25,000
Payments of financing fees	(496,745)	-
Payments on convertible notes	(1,052,555)	-
Payments on related party notes	(50,000)	(80,966)
Reduction of bank overdrafts	-	(101,097)
Payments on capital leases	(212,487)	-
Net cash provided by (used in) financing activities	1,608,213	(157,063)

Net increase in cash and cash equivalents	423,575	188,022

Cash and cash equivalents, beginning of period	496,306	30,136

Cash and cash equivalents, end of period	$919,881	$218,158

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

The Company has shifted its product focus to provide a variety of voice and data services over its own facilities using alternative access methods. These services include local and long distance calling, internet access, and wholesale services to carriers.  Because of the advanced technology and management expertise acquired in the acquisition of One Ring Networks during the second quarter of fiscal 2008, the Company plans to build an extensive hybrid fiber wireless (HFW) network allowing its customers to access services without relying on the local exchange carrier (LEC).  The Company’s strategy includes providing service via its own facilities to insure reliable delivery of its current and future services.  Fixed wireless technology allows for swift and cost efficient deployment of high speed networks.  The Company will utilize WiMAX and other carrier-grade equipment operating in microwave and millimeter-wave spectrum bands.  Through organic growth and acquisitions in targeted areas, the Company believes it will possess a strategic advantage over carriers that do not provide their own network access.  The Company believes that its strategy of “owning” the customer by providing the service directly, rather than utilizing the networks of others, is important to its success.  This strategy insures that the Company can provide its bundled products and communication services without the threat of compromised service quality from underlying carriers, and at significant cost savings when compared with other technologies.

Basis of Presentation

The accompanying unaudited financial data for the three and nine months ended July 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the year ended October 31, 2007.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three and nine months ended July 31, 2008 and 2007 have been made.  The results of operations for the three and nine months ended July 31, 2008 are not necessarily indicative of the expected operating results for the full year.  Certain reclassifications have been made to conform prior year data to the current year presentation.

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

At July 31, 2008, the Company improved its working capital deficit approximately $4.3 million from October 31, 2007.  The Company’s working capital deficit as of July 31, 2008 and October 31, 2007 were approximately $1.1 million and $5.4 million, respectively.  For the three and nine months ended July 31, 2008, the Company’s net loss was approximately $663,000 and $474,000, on revenues of $4.5 million and $11.9 million, respectively.  Included in net loss for the nine-month period ended July 31, 2008 was a gain on disposal of discontinued operations of approximately $1 million.

The Company’s operating history makes it difficult to accurately assess its general prospects in the broadband wireless internet sector of the Diversified Communication Services industry and the effectiveness of its business strategy.  As of the date of this report, a majority of the Company’s revenues are not derived from broadband internet services.  Instead, the Company generated most of its revenues from retail fixed-line and wholesale communication services.  In addition, the Company has limited meaningful historical financial data upon which to forecast its future sales and operating expenses.  The Company’s future performance will also be subject to prevailing economic conditions and to financial, business and other factors.  Accordingly, the Company cannot assure that it will successfully implement its business strategy or that its actual future cash flows from operations will be sufficient to satisfy debt obligations and working capital needs.

NOTE 2 – ACQUISITIONS

One Ring Networks, Inc.

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc. ("One Ring") for consideration of 3,885,448 common shares and 114,552 warrants valued at $319,393.  Additional contingent consideration can be attained with certain performance objectives being achieved.  The value of the issued stock was determined to be $306,986 and was calculated using the average quoted price of $0.08 per share, which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after the date the terms of the acquisition were agreed to and announced.  In addition, the Company issued 114,552 warrants to purchase common stock at $.12 per share valued at $12,407.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 1.65; and a life of the warrants of five years.

Additional contingent consideration consists of the issuance of Rapid Link common stock (“Secondary Shares”), which shall be delivered to the One Ring stockholders within five (5) days of the 1 year anniversary of the closing date provided that One Ring’s gross monthly retail billed revenues from all sources are at least $1,500,000 for the calendar year ending one year from the closing date (“Yearly Revenues”).  1333 Secondary Shares will be issued for every $1,000 of gross billed and collectable Yearly Revenues, up to a maximum of 4 million shares.  Additional contingent consideration also includes the issuance of cash and Rapid Link common stock provided certain performance objectives are achieved within the attainment period ended August 27, 2008.  The Company is currently in the process of determining the amount of additional contingent consideration and estimates the cash consideration to be approximately $350,000, and is determining the amount of common shares, if any, that will be issued to One Ring stockholders.  Additional contingent consideration represents an adjustment to the purchase price of One Ring and will be recorded as an increase to goodwill in the fourth quarter of fiscal 2008.

The Company acquired the following net assets from One Ring:

Tangible assets acquired:
Property and equipment	$213,868
Capital lease equipment	379,765
Accounts receivable and other	202,372
Cash	25,396
821,401
Customer list	15,601
Goodwill	410,678
Total assets acquired	1,247,680

Liabilities assumed:
Accounts payable	(295,041)
Accrued liabilities and other	(219,453)
Notes payable	(34,028)
Capital lease obligations	(379,765)
Total liabilities assumed	(928,287)

Net assets acquired	$319,393

The purpose of the One Ring acquisition was to acquire an existing carrier class network for the transport of voice and data, and an experienced management team.  Through this effort, we further evolve our goal of becoming a provider of communication services via fixed wireless and fiber optic transport of voice and data.  The acquisition was accounted for using the purchase method of accounting.  The customer list will be amortized over its useful life of two years.  The purchase price allocated to customer list was determined by management's estimates of the value associated with each acquired customer.  The goodwill acquired is expected to be deductible for federal income tax purposes.  The results of operations of One Ring are included in the Company’s results of operations from March 31, 2008, the effective date of the acquisition.  Goodwill represents the excess of consideration given over the fair value of assets acquired and liabilities assumed.

During the fourth quarter of fiscal 2008, the Company made adjustments to goodwill recorded in connection with the One Ring acquisition.  These adjustments included a decrease to goodwill of $100,000 in cash received from the seller in connection with liabilities assumed and an increase to goodwill of $56,000 associated with additional deferred revenue that was identified as of the date of acquisition.

iBroadband Networks, Inc. and iBroadband of Texas, Inc.

On July 11, 2008, the Company purchased certain assets and assumed certain liabilities of iBroadband Networks, Inc. and iBroadband of Texas, Inc. (“iBroadband”).  Consideration given in the asset purchase totaled approximately $2.82 million and included the Company assuming certain liabilities and secured promissory notes of approximately $240 thousand and $2.58 million, respectively.  Interest accrues at 10% per annum on the assumed secured promissory notes and is payable monthly commencing the month after the Note has been assumed.  The outstanding principal matures and shall be due on March 31, 2011.

The Company acquired the following net assets from iBroadband:

Tangible assets acquired:
Property and equipment	$658,567
Accounts receivable and other	259,688
Cash	25,560
943,815
Customer list	177,449
Goodwill	1,700,384
Total assets acquired	2,821,648

Liabilities assumed:
Accounts payable	(238,488)
Notes payable	(2,583,160)
Total liabilities assumed	(2,821,648)

Net assets acquired	$-

The purpose of the iBroadband acquisition was two-fold.  Significantly, the assets of iBroadband Networks, Inc., and iBroadband of Texas, Inc. are highly complementary to our existing business, particularly the operations of our subsidiary One Ring Networks, Inc.  Secondly, the seller of the assets agreed to purchase (2) 36 month, 10% notes from the Company for the purpose of restructuring existing debt and providing needed operating capital.  The acquisition was accounted for using the purchase method of accounting.  The customer list will be amortized over its useful life of two years.  The purchase price allocated to customer list was determined by management's estimates of the value associated with each acquired customer.  Goodwill represents the excess of consideration given over the fair value of assets acquired and liabilities assumed.  The goodwill acquired is expected to be deductible for federal income tax purposes.  The results of operations of iBroadband are included in the Company’s results of operations from July 11, 2008, the effective date of the acquisition.

Unaudited Pro Forma Summary Information

The following unaudited pro forma summary approximates the consolidated results of operations as if the One Ring and iBroadband acquisitions had occurred as of November 1, 2006, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense.  The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

	Three Months Ended July 31, 2008	Nine Months Ended July 31, 2008	Three Months Ended July 31, 2007	Nine Months Ended July 31, 2007
Revenues	$4,909,588	$14,062,160	$5,139,878	$14,643,454
Net loss	$(676,997)	$(1,105,431)	$(872,688)	$(3,276,736)
Basic and diluted net loss per share	$(.01)	$(.02)	$(.02)	$(.06)
Weighted-average shares of common stock outstanding (basic and diluted)	69,835,422	69,482,137	55,860,302	55,515,907

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

Noncash share-based compensation costs recorded in general and administrative expenses during the three and nine months ended July 31, 2008 were $8,794 and $26,191, respectively.  Noncash share-based compensation costs recorded in general and administrative expenses during the three and nine months ended July 31, 2007 were $5,925 and $17,775, respectively.

During the nine months ended July 31, 2008, there were no stock options granted, exercised or cancelled.  The Company issues new shares of common stock upon exercise of stock options.

As of July 31, 2008, the total unrecognized compensation cost related to non-vested options was $30,722, and the weighted average over which it will be recognized is 3.36 years.

NOTE 4 - CONVERTIBLE DEBENTURES, NOTES PAYABLE AND CAPITAL LEASES, INCLUDING RELATED PARTY NOTES

The Company has various debt and capital lease obligations as of July 31, 2008, including amounts due to independent institutions and related parties.  The Company modified its debt structure in the second and third quarters of fiscal 2008 by entering into a series of financing agreements.  Descriptions of the Company’s debt obligations are included below.  The following tables summarize outstanding debt as of July 31, 2008:

Information as of July 31, 2008

Brief Description of Debt	Balance	Int. Rate	Due Date	Discount	Net
Notes payable, current
Vehicles	$9,189	7.02%	7/31/2009	-	$9,189
Global Telecom Solutions	120,000	5.00%	7/31/2009	-	120,000
Convertible notes, current	42,500	10%	2/28/2008	-	42,500
Capital lease obligations, current	429,914	8%	7/31/2009	-	429,914
Notes payable, less current portion
Vehicles	22,287	7.02%	11/1/2012	-	22,287
Global Telecom Solutions	249,804	5.00%	4/30/2012	-	249,804
Valens II-Term A	1,800,000	10%	3/31/2011	315,377	1,484,623
Valens-Term B	1,500,000	10%	3/31/2011	278,869	1,221,131
Deferred Purchase Price Note-Laurus Master Fund	2,290,160	10%	3/31/2011	-	2,290,160
Deferred Purchase Price Note-Valens	293,000	10%	3/31/2011	-	293,000
Convertible notes, long-term
GC-Conote	180,000	-	6/30/2011	-	180,000
GCA-Debenture	630,333	6%	6/30/2011	-	630,333
GCA-Debenture	570,944	6%	6/30/2011	-	570,944
Trident-Debenture	600,000	10%	6/30/2011	-	600,000
Convertible notes payable to related parties, long-term	3,240,000	8.00%	6/30/2011	-	3,240,000
Capital lease obligations, less current portion	314,245	8.00%	10/31/2011	-	314,245

Debt and capital lease obligations as of July 31, 2008 are due as follows:

	Within 1 year	1-5 years	Total
Debt and capital lease obligations	$601,603	$11,690,773	$12,292,376

Notes Payable

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc., which included the assumption of two notes for vehicles.  The principal balance of these two notes at July 31, 2008 was $16,441 and $15,035, respectively.

On April 30, 2008, the Company entered into a four-year financing agreement with Global Telecom Solutions (“GTS”) in the principal amount of $399,809.  The agreement calls for monthly payments of $10,000 and interest accrues at 5% per annum.  Previously, the Company carried an accrued liability for carrier costs payable to GTS in the same amount.  The principal balance of this note at July 31, 2008 was $369,804.  The Company may prepay the GTS note by paying 100% of the outstanding principal and accrued interest.

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

The Company issued Valens II a Common Stock Purchase Warrant to purchase 5,625,000 common shares at $0.01 per share.  These warrants were valued at $441,903 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 1.65; and a life of the warrants of five years.  The relative fair value of the warrants of $354,799 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term A note.  The Company recognized $29,567 and $39,422 of expense associated with these warrants using the interest method during the three and nine months ended July 31, 2008.  The unamortized debt discount at July 31, 2008 was $315,377.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens II Security Agreement, which resulted in $375,778 of deferred financing fees, of which $31,315 and $41,753 was expensed using the interest method as noncash financing fees during the three and nine months ended July 31, 2008.

Interest accrues under the Term A Note at 10% per annum and is payable monthly commencing April 1, 2008.  Amortizing payments of principal shall commence on October 1, 2009 of $85,000 per month, plus accrued interest and any other fees then due.  The Term A Note matures on March 31, 2011.  The Company may prepay the Term A Note by paying 100% of the outstanding principal and repaying all amounts owed under the Security Agreement and all ancillary documents.

Valens Term B Note

On July 14, 2008 the Company completed the terms and conditions set forth in the Security Agreement dated as of March 31, 2008, and further amended on July 11, 2008, to obtain additional financing by and among LV and certain Lenders.  The completed financing agreement includes Valens U.S. SPV I (“Valens”) purchasing a secured term note (“Term B Note”), the Lenders agreeing to lend secured revolving loans under certain conditions including the Company attaining specific financial covenants, and Laurus Master Fund and Valens purchasing secured promissory notes related to the asset purchase of iBroadband Networks, Inc., a Texas corporation, and iBroadband of Texas, Inc., a Delaware corporation in the amounts of approximately $2.3 million and $293 thousand, respectively.

Effective July 14, 2008, Valens purchased from the Company a 10% secured term note (“Term B Note”) in the principal amount of $1.5 million and a Warrant to purchase 4,437,870 shares of common stock at $0.01 per share for a purchase price of $1.5 million.  Interest accrues at 10% per annum and is payable monthly commencing August 1, 2008.  Amortizing payments of principal shall commence on October 1, 2009 of $85,000 per month, plus accrued interest and any other fees then due.  The Term B Note matures on March 31, 2011.  The Company may prepay the Term B Note by paying 100% of the outstanding principal and repaying all amounts owed under the Security Agreement and all ancillary documents.

The sale of the Term B Note and Warrant closed on July 14 and was dated as of July 11, 2008.  The Company received gross proceeds of $1,500,000.  Of the gross proceeds, approximately $26,500 was directed to pay legal fees for investors’ counsel, $94,500 was directed to Valens for administrative fees, and $420,000 was used as principal payment on the GC-Conote to Global.  The remaining $959,000 was retained by the Company.

In connection with the sale of the Term B Note, the Company issued Valens a Common Stock Purchase Warrant to purchase 4,437,870 common shares at $0.01 per share.  These warrants were valued at $349,478 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 1.71; and a life of the warrants of five years.  The relative fair value of the warrants of $283,440 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term B note using the interest method.  The Company recognized $4,572 of expense associated with these warrants in the third quarter of fiscal year 2008.  The unamortized debt discount at July 31, 2008 was $278,869.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens Security Agreement, which resulted in $120,967 of deferred financing fees, of which $1,952 was expensed as noncash financing fees using the interest method during the third quarter of fiscal 2008.

Deferred Purchase Price Notes

Concurrent with the Valens Term B financing arrangement, the Company purchased the assets of iBroadband and assumed secured promissory notes in the aggregate amount of approximately $2.58 million (“Deferred Purchase Price Notes”), including approximately a $293,000 loan from Valens and a $2.3 million loan from Laurus Master Fund.  Interest accrues at 10% per annum and is payable monthly commencing the month after the Note has been granted.  The outstanding principal shall be due on the maturity date, which shall be March 31, 2011.  The deferred purchase price notes both mature on March 31, 2011.  The Company may prepay these deferred purchase price notes by paying 100% of the outstanding principal and repaying all amounts owed under the Security Agreement and all ancillary documents.

GC-Conote

During the three and nine months ended July 31, 2008, the Company amortized $0 and $151,515, respectively, of the debt discount relating to the GC-Conote.  The unamortized debt discount at July 31, 2008 was $0.

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

As of July 11, 2008, and upon closing of the Valens II Term B note, the Company paid Global the principal sum of $420,000.  In consideration for the principal payment of $420,000, Global forgave accrued interest in the amount of $163,750, and is restricted from the selling of any shares of the Company’s common stock for a period of two years from the effective date of this amendment, and agreed that there are no additional cash monies owed to Global by the Company other than the remaining principal balance of $180,000, which is to be converted into the common stock of the Company

GCA Debentures

As of July 31, 2008, GCA Strategic Investment Fund Limited (“GCA”) held two Company debentures having principal amounts of $630,333 and 570,944, respectively.  On March 31, 2008, GCA modified its debt structure with the Company by entering into a subordination agreement with LV, which acted as agent for itself and for the lenders.  The agreement called for the GCA debentures to become subordinate to the Valens II Term A note.  The Company may prepay the GTS debentures by paying 100% of the outstanding principal and accrued interest.  In addition, GCA extended the maturity date of the two debentures to June 30, 2011, and is restricted from the selling of any shares of the Company’s common stock for a period of two years from the effective date of this amendment.

Trident Debenture

During the second quarter of fiscal 2007, Trident Growth Fund L.P. (“Trident”) extended the $600,000 debenture with an original due date of March 8, 2007 to March 8, 2008.  In connection with extension, the Company issued Trident additional warrants to purchase 60,000 shares of the Company’s stock at $.10 per share during the second quarter of fiscal 2008.  The fair value of the warrants of $3,586 was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 2.95, and an expected life of the warrants of four years.  The Company recognized $3,586 of expense associated with the warrants during the second quarter of fiscal 2008.

On March 31, 2008, Trident modified its debt structure with the Company by entering into a subordination agreement with LV, which acted as agent for itself and for the lenders.  The agreement called for the Trident debenture to become subordinate to the Valens II Term A note.  In addition, Trident agreed to extend the maturity date of the principal amount of the $600,000 debenture to June 30, 2011.  In consideration for the subordination and maturity date extension, the Company issued Trident a common stock purchase warrant to purchase 60,000 common shares of the Company’s stock at $0.07 per share.  The fair value of the warrants totaled $4,503 and was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 1.65; and an expected life of the warrants of five years.  The Company recognized $4,503 of expense associated with the warrants during the second quarter of fiscal 2008.  The Company may prepay the Trident debenture by paying 100% of the outstanding principal and accrued interest.

Related Party Notes

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”) for $4,809,750, including acquisition costs of $50,000.  The purchase consideration included a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company’s common stock valued at $3,259,750.  On October 31, 2007, the contingent purchase price consideration was converted to a convertible demand note payable to Apex Acquisitions, Inc. ("Apex”) in the amount of $500,000.  The Company President and Chief Financial Officer is the majority stockholder of Apex.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement calls for the outstanding note due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of the Apex Note, including $120,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007 and July 31, 2008.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman and Chief Executive Officer.  These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with the Company’s Chairman and Chief Executive Officer, John Jenkins.  The agreement calls for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  The outstanding balance of these notes payable to Mr. Jenkins, including $241,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2007 and July 31, 2008.

On March 31, 2008, Apex entered into a subordination agreement with LV, which acted as agent for itself and for the lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex Note was $500,000 at July 31, 2008.

On March 31, 2008, Apex entered into a subordination agreement with LV, which acted as agent for itself and for the lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex Notes was $1,120,000 at July 31, 2008.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with LV, which acted as agent for itself and for the lenders.  The agreement called for Mr. Jenkins’ demand note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of Mr. Jenkins debenture was $500,000 at July 31, 2008.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with LV, which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of Mr. Jenkins’ Notes was $1,120,000 at July 31, 2008.

The Company may prepay the related party notes to Mr. Jenkins and to APEX by paying 100% of the outstanding principal and accrued interest.

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

On May 1, 2008, the Company entered into a two-year lease agreement with Farnam and acquired equipment valued at approximately $107,439.  The agreement calls for monthly payments of approximately $4,827.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On May 7, 2008, the Company entered into a three-year lease agreement with The Huntington National Bank (“Huntington”) and acquired equipment valued at approximately $22,888.  The agreement calls for monthly payments of approximately $708.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On June 1, 2008, the Company entered into a two-year lease agreement with Farnam and acquired equipment valued at approximately $121,488.  The agreement calls for monthly payments of approximately $5,840.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On June 1, 2008, the Company entered into a two-year lease agreement with Farnam and acquired equipment valued at approximately $147,466.  The agreement calls for monthly payments of approximately $7,089.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On July 16, 2008, the Company entered into a three-year lease agreement with Leaf Financial Corporation (“Leaf”) and acquired equipment valued at approximately $62,569.  The agreement calls for monthly payments of approximately $1,877.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

The Company accounts for these leases in accordance with SFAS No. 13 “Accounting for Leases”.  The following table summarizes the Company’s outstanding capital lease obligations as of July 31, 2008:

Information as of July 31, 2008
				Capital Lease
Brief Description	Equipment	Lease	Monthly	Obligations
of Capital Lease	Value	Term Ends	Payment	Short-term	Long-term
Graybar-1	$52,868	12/07/2012	$1,058	$9,448	$36,469
Graybar-2	53,514	04/23/2012	1,289	12,143	36,253
Farnam-2	101,152	09/01/2008	17,140	34,166	-
Farnam-3	56,216	08/01/2008	3,691	42,717	-
Farnam-4	83,391	11/01/2008	4,899	55,946	9,766
Farnam-5	90,367	12/01/2008	4,809	54,195	19,047
Farnam-6	107,439	04/30/2010	4,827	52,617	42,310
Farnam-7	121,488	05/31/2010	5,840	59,104	52,984
Farnam-8	147,466	05/31/2010	7,089	71,646	65,565
Huntington	90,367	04/30/2011	4,809	7,173	13,302
Leaf	62,569	06/30/2011	1,877	18,769	38,549
NorCal-1	30,647	10/01/2008	5,022	11,046	-
NorCal-2	4,626	09/01/2008	937	944	-
				$429,914	$314,245

NOTE 5 – GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

During fiscal 2004, the Company determined, based on final written communications with the State of Texas, that it had a liability for sales taxes (including penalties and interest) totaling $1.1 million.  On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company.  The lawsuit requested payment of approximately $1.162 million, including penalties and for state and local sales tax.  The sales tax amount due was attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems (“Canmax”), a former operating subsidiary, which provided retail automation software and related services to the retail petroleum and convenience store industries.

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

NOTE 6 – COMMON STOCK AND WARRANTS

On June 15, 2007, the Company entered into a series of agreements with Westside Capital, LLC whereby the Company sold 357,143 shares of the Company's common stock to Westside Capital for a purchase price of $25,000 and issued to Westside Capital common stock purchase warrants (the "Warrants") to purchase up to an additional 50,000,000 shares of the Company’s common stock ("Warrant shares") at exercise prices as follows: 20,000,000 Warrant shares exercisable at $0.10 per share (Warrant "A"); 15,000,000 Warrant shares exercisable at $0.20 per share (Warrant "B"); and 15,000,000 Warrant shares exercisable at $0.30 per share (Warrant "C"). The Warrants vest in 4,000,000 share increments at such time as the previous increment has been fully exercised with the exception of the first 4,000,000 increment which vested immediately, resulting in the recognition of approximately $71,000 of non-cash financing expense.  Should the Company not receive cumulative gross proceeds of at least three million dollars ($3,000,000) in the form of equity, debt, any other injection of capital into the Company, or any combination thereof from Westside Capital or from sources introduced by Westside Capital by February 24, 2008, then all outstanding Warrants were to expire.  On February 24, 2008, the 4,000,000 warrants issued to Westside Capital expired.  There are no other warrants that will be issued now or in the future associated with this transaction.

During the second quarter of fiscal 2008, the Company issued 800,000 unregistered shares of the Company’s common stock for cash in the amount of $120,000, which included 500,000 shares to a related party for $75,000 and 300,000 shares to an unrelated party for $45,000.

NOTE 7 - BUSINESS AND CREDIT CONCENTRATIONS

The Company provided services to a customer in Europe that accounted for 20% and 23%, respectively, of overall revenues during the third quarter and first nine months of fiscal 2008.  The Company provided services to a customer in Europe that accounted for 15% of overall revenues during the third quarter of fiscal 2008.  During the third quarter of fiscal 2008, two of the Company's suppliers accounted for approximately 18% and 35%, respectively, of the Company's total costs of revenues.  During the first nine months of fiscal 2008, two of the Company's suppliers accounted for approximately 21% and 20%, respectively, of the Company's total costs of revenues.

The Company provided services to one customer in Europe that accounted for 27% and 25%, respectively, of overall revenues during the third quarter and first nine months of fiscal 2007.  During the third quarter and first nine months of fiscal 2007, 27% and 25%, respectively, of the Company's revenues were generated from customers in Europe.  During the third quarter of fiscal 2007, three of the Company's suppliers accounted for approximately 33%, 24% and 14%, respectively, of the Company's total costs of revenues.  During the first nine months of fiscal 2007, three of the Company's suppliers accounted for approximately 32%, 13% and 12%, respectively, of the Company's total costs of revenues.  At July 31, 2007, one customer in Europe accounted for 14% of the Company's trade accounts receivable.  This customer in Europe maintains a prepaid account status, thus carries minimal bad debt risk.

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

State of Texas.  During fiscal 2004, the Company determined, based on final written communications with the State of Texas, that it had a liability for sales taxes (including penalties and interest) totaling $1.1 million.  On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company.  The lawsuit requested payment of approximately $1.162 million, including penalties and for state and local sales tax.  The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems, a former operating subsidiary, which provided retail automation software and related services to the retail petroleum and convenience store industries.  The Company will continue to aggressively pursue any amounts that may be due to the Company from former customers of Canmax Retail Systems, or other entities involved with the transaction that led to the tax liability.  However, there can be no assurance that the Company will be successful with respect to such collections.

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

Coastline Capital. The Company filed a lawsuit against Coastline Capital for Declaratory Relief from interference in the Valens and Laurus debenture transactions and Coastline Capital subsequently sued the company for broker’s fees on the same transaction.  The Company does not believe any fees are due on the transaction pursuant to the non-exclusiveness of the contract and therefore will pursue this lawsuit and defense adamantly.  The Company believes that no fees will be due Coastline Capital.

NOTE 9 – SUBSEQUENT EVENTS

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring for 3,885,448 common shares, 114,552 warrants valued at $319,393, and additional contingent consideration including the issuance of cash provided certain performance objectives are achieved within the attainment period ended August 27, 2008.  The Company is currently in the process of determining the amount of additional contingent consideration and estimates the consideration to be approximately $350,000.  This amount represents an adjustment to the purchase price of One Ring and will be recorded as an increase to goodwill in the fourth quarter of fiscal 2008.

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

The Diversified Communication Services industry continues to evolve towards an increased emphasis on Ethernet based products and services.  We have focused our business towards these types of products and services for the last couple of years.  Furthermore, we believe the use of our networks, either as a stand alone solution or bundled with other IP products, provide our customers with the best possible communications experience.  Concurrently, we remain focused on the growth of our internet offerings to residential and business customers in underserved areas.

During the second quarter of fiscal 2008, we acquired One Ring Networks, Inc., which operates one of the largest hybrid fiber optic and fixed wireless networks in the United States, and is one of the few carriers offering end-to-end communications and networking services, without reliance on third party providers.  This acquisition allows us to provide services to high average revenue per user customers via fixed wireless and fiber optic transport.  Typically, these customers are small to medium size businesses, enterprises, and carriers.  We recognize that these customers require a reliable and cost-effective voice solution.  In addition, we offer an integrated product that includes local and long distance calling with internet access in order to satisfy this demand.

During the third quarter of fiscal 2008, we acquired certain assets and assumed certain liabilities of iBroadband Networks, Inc, and iBroadband of Texas Inc.  Included in the asset base, among other assets, are several significant fixed wireless broadband customers, strategic deployment sites and equipment inventories in the Dallas, Texas area, as well as several thousand retail customers in Athens, Texas who are provided local and long distance telephony services.  The acquisition of these strategic assets allows us to quickly and efficiently expand into this significant marketplace without the typical upfront costs required to build infrastructure and develop a market of this size.

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

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”).  SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  SFAS 141R is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010.  The provisions of SFAS 141R will impact the Company if it is a party to a business combination after the pronouncement is adopted.

Results of Operations

The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated (amounts in thousands):

	Three Months Ended July 31,				Nine Months Ended July 31,
	2008		2007		2008		2007

	Amount	% of Rev.	Amount	% of Rev.	Amount	% of Rev.	Amount	% of Rev.

Revenues	$4,484	100.0%	$4,230	100.0%	$11,948	100.0%	$12,403	100.0%

Costs and expenses:
Costs of revenues	3,145	70.1	2,983	70.5	8,184	68.5	8,933	72.0
Sales and marketing	194	4.3	303	7.2	620	5.2	923	7.4
General and administrative	1,316	29.5	829	19.6	3,197	26.7	2,676	21.6
Depreciation and amortization	419	9.3	230	5.4	906	7.6	708	5.7
Gain on recovery of accrued interest	(164)	(3.6)	-	-	(164)	(1.4)	-	-
Loss on disposal of equipment	-	-	-	-	-	-	10	0.1

Total costs and expenses	4,910	109.6	4,345	102.7	12,743	106.6	13,250	106.8

Operating loss	(426)	(9.6)	(115)	(2.7)	(795)	(6.6)	(847)	(6.8)

Other income (expense):
Noncash financing expense	(67)	(1.5)	(175)	(4.1)	(302)	(2.5)	(835)	(6.7)
Interest income (expense)	(104)	(2.3)	(70)	(1.6)	(242)	(2.1)	(213)	(1.7)
Related party interest expense	(65)	(1.4)	(74)	(1.8)	(195)	(1.6)	(215)	(1.7)
Other	-	-	(71)	(1.7)	-	-	(69)	(.6)
Foreign currency exchange gains (loss)	(1)	-	-	-	(2)	-	4	-

Total other income (expense), net	(237)	(5.2)	(390)	(9.2)	(741)	(6.2)	(1)	(10.7)

Net loss from continuing operations	$(663)	(14.8)	$(505)	(11.9)%	$(1,536)	(12.8)	$(2)	(17.5)%

Discontinued operations:
Gain on disposal of discontinued operations	$-	-	-	-	$1,062	8.9	-	-

Net loss	$(663)	(14.8)%	$(505)	(11.9)%	$(474)	(3.9)%	$(2)	(17.5)%

Operating Revenues

Revenues for the third quarter of fiscal 2008 increased $254 thousand, or 6%, as compared to the same period of fiscal year 2007.  This increase is primarily attributable to the inclusion of One Ring revenues, which was acquired in March 2008, and due to the inclusion of iBroadband revenues, which was acquired in July 2008.  Revenues for the first nine months of fiscal 2008 decreased approximately $455 thousand, or 4%, as compared to the same period of fiscal 2007.  The decrease is primarily attributable to a decrease in the retail revenue component of $400 thousand and due to the expected variable nature of the retail revenue component.

Costs of Revenues

Costs of revenues for the third quarter of fiscal 2008 increased $162 thousand, or 5%, as compared to the same period of fiscal year 2007.  The increase in costs of revenues is directly proportional to the increase in revenues over the same period of fiscal year 2007, both of which are primarily associated with the One Ring and iBroadband acquisitions.

Costs of revenues as a percentage of revenues for the first nine months of fiscal 2008 decreased approximately $749 thousand, or 8%, compared to the same nine-month period of fiscal 2007.  The decrease in costs of revenues is primarily attributable to decreased revenues, newly negotiated contracts with carriers, and the expected variable nature of cost of revenues; all of which resulted in a higher gross profit percentage, and lower cost of revenues.  In addition, a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from quarter to quarter and year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

Sales and Marketing Expenses

A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by an in-house sales and marketing organization.

Sales and marketing costs for the third quarter of fiscal 2008 decreased $110 thousand, or 36%, as compared to the same period of fiscal 2007.  This decrease is primarily attributable to higher marketing costs and agent commissions incurred during the third quarter of fiscal 2007.  During the third quarter of fiscal 2008, comparable expenses were not incurred.  In addition, we will continue to focus our sales and marketing efforts on web portal and magazine advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

Sales and marketing costs for nine-month period ending July 31, 2008 decreased $303 thousand, or 33%, as compared to the same period of fiscal 2007.  The decrease is primarily associated with lower agent commissions resulting from decreased revenues for the nine-month period ending July 31, 2008.

General and Administrative Expenses

General and administrative expenses for the third quarter of fiscal 2008 increased $487 thousand, or 59%, as compared to the same period in fiscal 2007.  This increase is primarily attributable to the acquisitions of Communications Advantage in the fourth quarter of fiscal year 2007 and the acquisition of One Ring during the second quarter of fiscal 2008, and the acquisition of iBroadband in the third quarter of fiscal 2008.  Because these entities were not acquired until after the third quarter of fiscal year 2007, their general and administrative expenses were not included in the Company’s general and administrative expenses during the third quarter of fiscal year 2007.

For the nine-month period, ending July 31, 2008, general and administrative expenses increased $520 thousand, or 19%, as compared to the same nine-month period ending in fiscal 2007.  This increase is primarily attributable to the acquisition of Communications Advantage, One Ring, and iBroadband.  We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business; however, it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of our general and administrative expenses.

Gain on Recovery of Accrued Interest

Gain on Accrued Interest increased $163,750 during the third quarter of fiscal 2008 as compared to the same period of fiscal 2007.  This increase is due to Global Capital Funding Group (“Global”) forgiving any, and all, accrued interest on the GC-Conote as partial consideration for the Company paying Global the principal sum of $420,000 on the GC-Conote.

Depreciation and Amortization

Depreciation and amortization expense increased $189 thousand, or 82%, during the third quarter of fiscal 2008 as compared to the same period of fiscal 2007.  This increase is primarily attributable to depreciation expense related to equipment acquired in the One Ring acquisition and amortization of capital leases.  Depreciation and amortization expense for the first nine months of fiscal 2008 increased $198 thousand, or 28%, as compared to the same nine-month period of fiscal 2007.  The increase is due to additional depreciation expense associated with the One Ring acquisition; partially offset by decreased depreciation expense associated with other equipment, and decreased amortization of intangible assets and capital lease equipment.

Noncash Financing Expense, Related Party Non-Cash Financing Expense, Interest Expense and Related Party Interest Expense

Noncash financing expense, related party non-cash financing expense, interest expense, and related party interest expense decreased $83 thousand, or 26% during the third quarter of fiscal 2008 as compared to the same quarter in fiscal 2007.  The decrease was primarily due to amortization of certain debt discounts in the third quarter of fiscal 2007, without corresponding amortization in the third quarter of fiscal 2008, which resulted from certain debt discounts becoming fully amortized, partially offset by an increase in interest expense resulting from new financing arrangements entered into during the second and third quarters of fiscal 2008.  Noncash interest expense, related party non-cash interest expense, interest expense, and related party interest expense decreased approximately $524 thousand, or 41% during the third quarter of fiscal 2008 as compared to the same quarter in fiscal 2007.  The decrease was primarily due to certain debt discounts becoming fully amortized during the first nine months of fiscal 2008.

Noncash financing expense results from the amortization of deferred financing fees and debt discounts on our debts to third party lenders and related parties.  The decrease in noncash interest expense was partially offset by increased interest expense associated with convertible notes.

Discontinued Operations

During fiscal 2004, the Company determined, based on final written communications with the State of Texas, that it had a liability for sales taxes (including penalties and interest) totaling $1.1 million.  On August 5, 2005, the State of Texas filed a lawsuit in the 53rd Judicial District Court of Travis County, Austin, Texas against the Company.  The lawsuit requests payment of approximately $1.162 million, including penalties and for state and local sales tax.  The sales tax amount due is attributable to audit findings of the State of Texas for the years 1995 to 1999 associated with Canmax Retail Systems (“Canmax”), a former operating subsidiary of ours, which provided retail automation software and related services to the retail petroleum and convenience store industries.  The Company will continue to aggressively pursue any amounts that may be due to the Company from former customers of Canmax Retail Systems, or other entities involved with the transaction that led to the tax liability.  However, there can be no assurance that the Company will be successful with respect to such collections.

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

Our areas of significant growth in fiscal 2008 were largely a direct result of the acquisitions of Communications Advantage, One Ring, and iBroadband.  These acquisitions enable us to provide our wholesale and retail customers with additional wholesale points of termination, and the expansion of our fixed wireless and fiber optic broadband internet and voice.  Our future operating success is dependent on our ability to generate positive cash flow from our fixed wireless and fiber optic broadband carrier services.

During the second and third quarters of fiscal 2008, we successfully modified our debt structure.  These financing transactions, as discussed more fully in Note 4 to the financial statements, significantly improved our working capital position, and helped fund our acquisitions as well as future growth plans.  Any failure of our business plan, including the risk and timing involved in rolling out retail products to end users, could result in a significant cash flow crisis, and could force us to seek alternative sources of financing as discussed, or to greatly reduce or discontinue operations.  Any additional financing we may obtain may involve material and substantial dilution to existing stockholders.  In such event, the percentage ownership of our current stockholders will be materially reduced, and any new equity securities sold by us may have rights, preferences, or privileges senior to our current common stockholders.

At July 31, 2008, we had cash and cash equivalents balance of approximately $920 thousand, representing an increase in cash and cash equivalents of $424 thousand from the balance at October 31, 2007.  At July 31, 2008, our working capital deficit improved approximately $4.3 million from October 31, 2007.  We had working capital deficits at July 31, 2008 and October 31, 2007 of $1.1 million and $5.4 million, respectively.

Net cash used by operating activities during the first nine months of fiscal 2008 was $1,147,000 as compared to cash provided by operating activities of $348,000 during the same period of fiscal 2007.  During the first nine months of fiscal 2008, to compute operating cash flows, our net loss of $474,000 was positively adjusted for noncash interest expense of $302,000, depreciation and amortization of $906,000, share-based compensation expense of $26,000, bad debts expense of $53,000, partially offset by the non-cash gain on disposal of discontinued operations of $1,062,000 and the non-cash gain on recovery of accrued interest of $164,000, and decreases in operating assets and liabilities of $734,000.  During the first nine months of fiscal 2007, to compute operating cash flows, our net loss of $2,175,000 was positively adjusted for noncash interest expense of $836,000, deferred warrant costs of $71,000, depreciation and amortization of $708,000, bad debt expense of $90,000, share-based compensation expense of $18,000, loss on disposal of fixed assets of $10,000, and net changes in operating assets and liabilities of $791,000.

Net cash used in investing activities during the first nine months of fiscal 2008 resulted from net purchases of property and equipment of $58,000 and cash advanced to One Ring of $30,000, partially offset by cash received in the One Ring acquisition of $25,000 and cash received in the iBroadband acquisition of $26,000.  Net cash used in investing activities during the first nine months of fiscal 2007 resulted from net purchases of property and equipment of $3,000.

Net cash provided by financing activities during the first nine months of fiscal 2008 was $1,600,000, resulting from proceeds net of the cash received from the sale of common stock of $120,000, and proceeds from the issuance of secured notes of $3,300,000, partially offset by payment of financing fees of $497,000, payment on convertible notes of $1,053,000, payment on related party notes of $50,000, and payment on capital leases of $212,000.  Net cash used in financing activities during the first nine months of fiscal 2007 was $186,000, resulting from the reduction of bank overdrafts that existed at October 31, 2006 of $101,000, and payment of $110,000 on a related party note, partially offset by proceeds received from the issuance of common stock of $25,000.

We have an accumulated deficit of approximately $52.0 million as of July 31, 2008 as well as a working capital deficit.  Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us.  Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. Our current capital expenditure requirements may be significant primarily due to the equipment and network infrastructure upgrades needed to support anticipated growth in the broadband and hybrid fiber wireless market sectors.

Risk Factors

Our cash flow may not be sufficient to satisfy our cost of operations.  If not, we must obtain equity or debt instruments.

For the fiscal year ended October 31, 2007, we recorded net losses from continuing operations of approximately $2 million on revenues from continuing operations of approximately $17.3 million.  For the quarter ended July 31, 2008, we recorded a loss from continuing operations of approximately $663,000, on revenues from continuing operations of approximately $4.5 million.  For fiscal year 2007, our net loss from continuing operations included approximately $2 million in non-cash expenses, primarily depreciation expense and non-cash interest expense.  In addition, we generated approximately $659,000 of positive cash flow from operations during fiscal year 2007.  As a result of historical losses, we currently have a working capital deficit.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2007, which states “The Company has suffered recurring losses from continuing operations during each of the last two fiscal years.  Additionally, at October 31, 2007, the Company's current liabilities exceeded its current assets by $5.4 million and the Company had a shareholders' deficit totaling $2.8 million.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.”  The Company has significantly improved its working capital position during the first three quarters of fiscal 2008.  For the fiscal quarter ending July 31, 2008, the Company’s current liabilities exceeded its current assets by $1.1 million, which represents a $4.3 million improvement since October 31, 2007.

Our operating history makes it difficult to accurately assess our general prospects in the broadband wireless internet sector of the Diversified Communications Service industry and the effectiveness of our business strategy.  As of the date of this report, a majority of our revenues are not derived from broadband internet services.  Instead, we generated most of our revenues from retail fixed-line and wholesale communication services.  In addition, we have limited meaningful historical financial data upon which to forecast our future sales and operating expenses.  Our future performance will also be subject to prevailing economic conditions and to financial, business and other factors.  Accordingly, we cannot assure that we will successfully implement our business strategy or that our actual future cash flows from operations will be sufficient to satisfy our debt obligations and working capital needs.

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

Our notes are secured by a lien on substantially all of our assets.  A default by us under the secured notes would enable the holders of the notes to take control of substantially all of our assets.  The holders of the secured notes have no operating experience in our industry and if we were to default and the note holders were to take over control of our Company, they could force us to substantially curtail or cease our operations.  If this happens, you could lose your entire investment in our common stock.

In addition, the existence of our asset pledges to the holders of the secured notes will make it more difficult for us to obtain additional financing required to repay monies borrowed by us, continue our business operations, and pursue our growth strategy.

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

Currently, our disaster recovery systems focus on internal redundancy and diverse routing within our operations center.  We currently do not have an off-site communications system that would enable us to continue to provide communications services to our customers in the event of a natural disaster, terrorist attack or other occurrence that rendered our operations center inoperable.  Accordingly, our business is subject to the risk that such a disaster or other occurrence could hinder or prevent us from providing services to some or all of our customers.  As a result of recent acquisitions, we have mitigated the risk that a natural disaster or other geographic-specific occurrence could hinder or prevent us from providing services to some or all of our customers.  Nonetheless, a delay in the delivery of our services could cause some of our customers to discontinue business with us, which could have a material adverse effect on our financial condition, and results of operations.

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

We intend to implement the requisite changes to become compliant with existing and new requirements that apply to our Company for the 2008 fiscal year.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the fiscal quarter ended July 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: September 12, 2008

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