Form 10-K
period 2008-10-31
RAPID LINK INC
filed 2009-01-29
CIK 913659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC.  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NUMBER 0-22636

RAPID LINK, INCORPORATED
(Name of issuer in its charter)

DELAWARE	75-2461665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5408 N. 99th Street; Omaha, NE 68134
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (402) 392-7561

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None
SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:
COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended October 31, 2008 were $17,238,948.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of January 7, 2009 was approximately $2,037,196 based on the average bid and ask price of a share of common stock as quoted on the OTC Bulletin Board of $0.07.

As of January 7, 2009, there were 69,835,422 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

Throughout this Annual Report on Form 10-K, the terms "we," "Rapid Link," and the "Company" refer to Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries.

This Annual Report on Form 10-K contains “forward-looking statements”, which are statements other than historical information or statements of current condition.  Some forward-looking statements may be identified by the use of such terms as "expects,” "will,” "anticipates,” "estimates,” "believes,” "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry.  Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using fixed wireless broadband technology to deliver internet and telecommunications services, (b) the relatively low barriers to entry for start-up companies using fixed wireless broadband technology to provide internet and telecommunications services, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of voice and data services, (e) our dependence upon favorable pricing from our suppliers to compete in the diversified communication services industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry.  You are also urged to carefully review and consider the various disclosures we have made which describe certain factors that affect our business throughout this Report.  For a discussion of these factors and others, please see "Risk Factors" below in this section of this report.  Readers are cautioned not to place undue reliance on the forward-looking statements made in this report or in any document or statement referring to this report.  All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language, and we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws.  The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2008 and 2007 and should be read in conjunction with our Financial Statements and the Notes thereto commencing at page F-1 included hereof.

PART I

Item 1.  Description of Business.

General

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

Corporate History and Information

The Company was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada.  On August 7, 1992, we renounced our original province of incorporation and elected to continue our domicile under the laws of the State of Wyoming, and on November 30, 1994, our name was changed to "Canmax Inc.”  On February 1, 1999, we reincorporated under the laws of the State of Delaware under the name "ARDIS Telecom & Technologies, Inc.”  On November 2, 1999, we acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation (the "DTI Acquisition"), and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to Dial Thru International Corporation.  On November 1, 2005, we changed our name to "Rapid Link, Incorporated" as we believe this name will receive better market recognition and acceptance than its previous name, especially as the Company continues to roll out wireless broadband internet related services.

Our principal executive offices are located at 5408 N. 99th Street, Omaha, Nebraska, 68134; our telephone number is 402-392-7561; our website address is www.rapidlink.com; and our common stock currently trades on the OTC Bulletin Board under the symbol RPID.

Business Strategy

Communication Services

The Company’s product focus is to provide a variety of voice and data services over its own facilities using alternative access methods.  These services include local and long distance calling, internet access, and wholesale services to carriers.  With the addition of the advanced technology and management expertise acquired in the acquisition of One Ring Networks during the second quarter of fiscal 2008, the Company continues to build-out an extensive hybrid fiber wireless broadband network allowing its customers to access services without relying on the local exchange carrier (LEC).  The Company’s strategy includes providing service via its own facilities to provide more reliable delivery of its current and future services.  Fixed wireless technology allows for swift and cost efficient deployment of high-speed networks.  The Company will utilize the Worldwide Interoperability for Microwave Access or “WiMAX” and other carrier-grade equipment operating in microwave and millimeter-wave spectrum bands.  Through organic growth and acquisitions in targeted areas, the Company believes it will possess a strategic advantage over carriers that do not provide their own network access.  The Company believes that its strategy of “owning” the customer by providing the service directly, rather than utilizing the networks of others, is important to its success.  This strategy better ensures that the Company can provide its bundled products and communication services with less threat of compromised service quality from underlying carriers, and at significant cost savings when compared with other technologies.

Development of Wireless Broadband Internet

The tremendous growth of internet utilization worldwide has led to dramatic changes in how individuals and business consumers are able to access the internet.  Regional incumbents are generally offering broadband services over their legacy cable or telephone networks in most metropolitan areas of the United States.  Often, wireless internet service providers are able to provide services to customers in areas where the incumbent providers cannot.

Recent advances in wireless Ethernet equipment now make it possible to build carrier-grade networks with significantly less capital investment than required in the past.  As recently as three years ago, a wireless-based service which provided broadband speeds of 100Mbps or more to an end-user, would have been prohibitively expensive.  Today, even faster speeds are available to business customers at commercially reasonable rates.  With the increased bandwidth now available to our customers, we are able to tailor our service offerings to suit the end-users’ needs.  Synchronous connections (those with matching upload and download speeds) are more important now than ever, and new wireless technologies make this possible.  Integrated voice services utilizing voice over internet protocol (VoIP) are a perfect example of the flexibility and performance synchronous connections allow.

Non-traditional broadband service offerings

The legacy services provided by telecommunications incumbents have very specific limitations with regard to broadband speeds, and are relatively expensive.  Cable incumbents are generally not offering synchronous broadband speeds at all, thus limiting the scope of their products and services.  Wireless broadband technology enables the Company to provide services outside the limits of traditional telecommunications and cable based offerings.  Additionally, wireless broadband services can be easily and cost effectively upgraded to match the consumers changing needs.

Products and Services

Our goal is to provide the best possible communication experience to both business and residential users at affordable prices, allowing them to communicate and transfer information seamlessly and effortlessly to and from anywhere in the world.

Rapid Link Internet and Voice Service

Rapid Link provides high speed internet and integrated voice services via its hybrid fiber wireless broadband network.  Currently we offer this service in following major metropolitan markets: Atlanta GA, Dallas TX, Los Angeles CA, Omaha NE, St. Louis MO, and Washington DC.  We have plans to enter additional markets during our fiscal year 2009.

Rapid Link also offers fixed wireless broadband internet access via our network in Amador County, California.  This service has been available since October 31, 2008, and primarily serves residential and small businesses.

Legacy Products

These services, while still contributing a significant portion of our revenues, will continue to decrease as a percentage of our total revenues as we continue to develop and market new services.  We received approximately 91% of our 2008 revenue from these legacy services.

Wholesale Voice Termination

We offer call completion on a wholesale basis to domestic and international telecommunications companies.  This service enables our carrier customers to benefit from our VoIP and teledivision multiplex (TDM) voice network expertise without having to establish dozens of new relationships with smaller providers.  Our extensive experience and existing relationships with voice service providers, allow us to offer reliable service to select destinations around the world at very competitive prices.

International Re-origination Services

Our re-origination service, allows a caller outside of the United States to place a long distance telephone call that originates from our US-based switch, calls the customer's location, and then connects the call utilizing our network to anywhere in the world.  By completing the calls in this manner, we are able to provide very competitive rates to the customer.  Generally, this service is provided to customers that establish deposits or prepayments with us.

International Calling Cards

Our “Global Roaming” service provides customers a single account number to initiate direct calls from locations throughout the world using specific toll-free access numbers.  This service enables customers to receive the benefits associated with our telecommunications network throughout the world.

1+ Long Distance

We also offer traditional 1+ long distance service to business and residential users throughout the U.S.  We currently focus on small to medium-sized businesses (“SME’s”) through the agent channel, as well as our niche markets, which generally have a large amount of international calling.  By leveraging our long-standing international carrier relationships, we can provide low rates and excellent service when calling to countries that are not competitively priced by the larger carriers.

Segment Information

Management regularly reviews one set of financial information and all of our products share similar economic characteristics.  Therefore, the Company has determined that it has one operating segment.

Recent Acquisitions

On July 11, 2008, the Company purchased certain assets and assumed certain liabilities of iBroadband Networks, Inc. and iBroadband of Texas, Inc. (“iBroadband”).  Assets acquired in the iBroadband acquisition are highly complementary to our existing business, particularly the operations of our subsidiary One Ring Networks, Inc.  In addition, the iBroadband acquisition provided that the seller of the assets agreed to purchase two 36 month, 10% notes from the Company for the purpose of restructuring existing debt and providing needed operating capital.

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc.  The purpose of the One Ring acquisition was to acquire an existing carrier class network for the transport of voice and data, and an experienced management team.  Through this acquisition, we further evolved our goal of becoming a provider of communication services via fixed wireless and fiber optic transport of voice and data.

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

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”).  Telenational historically serviced a sizable base of both retail and commercial customers which very closely mirror those customers Rapid Link has served.  This acquisition allowed us to expand our market share in the telecommunications industry while taking advantage of several significant economies of scale, both with respect to direct cost reductions, as well as operational efficiencies.  We have subsequently moved substantially all of our operational and administrative functions to the Rapid Link headquarters in Omaha, Nebraska.

Competition

The “Diversified Communication Services” industry is highly competitive, rapidly evolving, and subject to constant technological change.  Other providers currently offer one or more of each of the services offered by us.  Communications service companies compete for consumers based on price and quality, with the dominant providers conducting extensive advertising campaigns to capture market share.  As a service provider in this industry, we compete with dominant players such as Comcast Corp. (CMCSA), and AT&T (T), both of which are substantially larger than we are and have the resources, history and customer bases to dominate virtually every segment of the broadband internet and voice service market.

We also compete with smaller companies including Towerstream Corp. (TWER), and Cbeyond Inc. (CBEY).  We believe that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers particularly in the area of wireless broadband internet service.

The market for international voice completion services is also highly competitive.  We compete both in the market for enhanced internet communications services and in the market for carrier transmission services.  We believe that the primary competitive factors in the internet and voice communications business are quality of service, price, convenience, and bandwidth options.  We believe that the ability to offer enhanced service capabilities, including new services, will become an increasingly important competitive factor in the near future.

Suppliers

Our principal suppliers consist of domestic and international telecommunications carriers, Internet Service Providers, and Broadband suppliers.  Relationships currently exist with a number of reliable carriers.  During the fiscal year ended October 31, 2008, two of the Company's suppliers accounted for approximately 22% and 19% of the Company's total costs of revenues, respectively.  Due to the highly competitive nature of the telecommunications business, we believe that the loss of any carrier would not have a long-term material impact on our business.

Sales and Marketing

We sell and market our services through our in house sales staff, independently contracted sales agents, and third-party resellers.  Our Company also receives a good deal of referrals from existing customers.  We focus our sales efforts on SME’s and other vertical markets.

We offer businesses and individuals the opportunity to become resellers of our services through our affiliate and reseller programs.  Resellers are able to purchase bulk accounts and hardware at reseller specific pricing, which enable them to resell these accounts to individuals using the Rapid Link brand.

We have substantial revenues in foreign markets.  For the fiscal years ended October 31, 2008 and 2007, $6.6 million or 39% and $6.4 million or 37% of our total revenue from continuing operations for each year, respectively, originated from foreign markets.

Customers

We focus our current sales and marketing efforts on our Wireless Broadband Internet products and services, primarily targeting small and medium sized businesses in key geographic areas where we have established network coverage.  We utilize both in-house sales staff, and independently contracted agent sales channels to generate revenues.  By doing so, we believe that we establish a wide base of customers with minimal dependency on any one single customer, group of customers, or sales mechanism.  Our wholesale customers are primarily smaller telecommunications companies in the United States and abroad, many of which exchange telecommunications routes with us at attractive rates.  Our broadband retail customers typically sign contracts ranging from one to three years.

During the fiscal years ended October 31, 2008 and 2007, we did not provide wholesale services to any customer that accounted for more than 10% of our revenue.  We believe the loss of any individual customer would not materially impact our business.  We generally do business with approximately 25 wholesale customers, any of which either collectively, or in most cases individually, could compensate for the loss of a major customer.  Typically, we have pre-determined capacity limits, as specified in contracts with underlying carriers.  We generally have sufficient capacity to service the needs of all of our customers.  Should it become necessary, we are able to quickly impose capacity limits on any customer, thus reducing our reliance on any one customer, and allowing for a relatively quick transition between customers.

Employees

As of December 31, 2008, we have forty full-time employees and three part-time employees.  Fourteen of which perform technical duties, fifteen of which perform administrative and financial functions, ten of which perform customer support duties and three of which perform sales duties. Fifteen employees are located in Omaha, Nebraska; eleven employees are located in Texas; eight employees are located in Georgia; five employees are located in California, one employee is located in Colorado, and three employees are located in South Africa.  None of our employees is represented by a labor union, and we consider our employee relations to be excellent.

Debt Restructurings

On April 30, 2008, the Company entered into a four-year financing agreement with Global Telecom Solutions (“GTS”) in the principal amount of $460,000.  The agreement calls for monthly payments of $10,000 and interest accrues at 5% per annum, and may be converted into the common stock of the Company in accordance with the terms of the agreement.

Effective March 31, 2008, the Company modified its debt structure by entering into a Security Agreement with certain lenders (“Lenders”).  Upon the signing of the Security Agreement, Valens II provided the Company with $1,800,000 of gross financing, and the Company issued Valens II a 10% Secured Term A Note (“Valens II Term A”) in the principal amount of $1,800,000.

On July 14, 2008 the Company completed the terms and conditions set forth in the Security Agreement dated as of March 31, 2008, and further amended on July 11, 2008, to obtain additional financing by and among L.V. and certain Lenders.  The completed financing agreement includes Valens U.S. SPV I (“Valens”) purchasing a secured term note (“Term B Note”), the Lenders agreeing to lend secured revolving loans under certain conditions including the Company attaining specific financial covenants, and Laurus Master Fund and Valens purchasing secured promissory notes related to the asset purchase of iBroadband Networks, Inc., a Texas corporation, and iBroadband of Texas, Inc., a Delaware corporation in the amounts of approximately $2.3 million and $293,000, respectively.

Effective July 14, 2008, Valens purchased from the Company a 10% secured term note (“Term B Note”) in the principal amount of $1.5 million and a Warrant to purchase 4,437,870 shares of common stock at $0.01 per share for a purchase price of $1.5 million.  Interest accrues at 10% per annum and is payable monthly commencing August 1, 2008.  Concurrent with the Valens Term B financing arrangement, the Company purchased the assets of iBroadband and assumed secured promissory notes in the aggregate amount of approximately $2.58 million (“Deferred Purchase Price Notes”), including approximately a $293,000 loan from Valens and a $2.3 million loan from Laurus Master Fund.  Interest accrues at 10% per annum and is payable monthly commencing the month after the Note was assumed.

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

As of July 11, 2008, and upon closing of the Valens II Term B note, the Company paid Global the principal sum of $420,000.  In consideration for the principal payment of $420,000, Global forgave accrued interest in the amount of $163,750, and is restricted from the selling of any shares of the Company’s common stock for a period of two years from the effective date of this amendment, and agreed that there are no additional cash monies owed to Global by the Company other than the remaining principal balance of $180,000, which is to be converted into the common stock of the Company.

As of October 31, 2008, GCA Strategic Investment Fund Limited (“GCA”) held two Company debentures having principal amounts of $630,333 and 570,944, respectively.  On March 31, 2008, GCA modified its debt structure with the Company by entering into a subordination agreement with L.V., which acted as agent for itself and for the lenders.  The agreement called for the GCA debentures to become subordinate to the Valens II Term A note.  The Company may prepay the GTS debentures by paying 100% of the outstanding principal and accrued interest.  In addition, GCA extended the maturity date of the two debentures to June 30, 2011, and is restricted from the selling of any shares of the Company’s common stock for a period of two years from the effective date of this amendment.

Intellectual Property

We do not hold any patents or trademarks.  Our products and services are offered by other telecommunications companies.

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

International Telecommunications Services - International Settlements

The FCC's International Settlements Policy ("Policy") restricts the terms on which U.S. based carriers and certain of their foreign correspondents settle the cost of terminating each other's traffic over their respective networks.  Under the International Settlements Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates usually equal to one-half of the accounting rate, and require proportionate share of return traffic.  This Policy, however, does not apply to arrangements with any non-dominant foreign carrier or, since March 30, 2005, with any dominant foreign carrier on routes where a demonstration has been made that at least one U.S. carrier has a settlement arrangement with the dominant foreign carrier that is compliant with the FCC's applicable benchmark settlement rates. This action has greatly lessened the number of instances in which the Policy applies, effectively granting U.S. and foreign carriers greater freedom to set rates and terms in their agreements.  As a result, 164 countries currently are exempt from the International Settlements Policy, representing over 90% of all U.S.-originated international traffic.  Notwithstanding the foregoing, the FCC could find that we do not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements.  Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy.  Any of these events could have a material adverse effect on our business, financial condition, or results of operation.

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

Item 1A  Risk Factors

Our business is subject to a number of risks.  You should carefully consider the following risk factors, together with all of the other information included or incorporated by reference in this report, before you decide whether to purchase our common stock.  The risks set out below are not the only risks we face.  If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected.  In such case, the trading price of our common stock could decline, and a shareholder may lose all or part of its investment.

Our cash flow may not be sufficient to satisfy our cost of operations.  If not, we must raise capital by selling equity or debt instruments.  If we are unable to generate sufficient cash flow from operations or financings, we may be forced to sell our assets, terminate our business and cease our operations.

For the fiscal years ended October 31, 2008 and 2007, we recorded net losses from continuing operations of approximately $2.5 and $2 million, respectively, on revenues from continuing operations of approximately $17.2 and $17.3 million, respectively.  For fiscal year 2008, our net loss from continuing operations included approximately $2 million in non-cash expenses, primarily depreciation expense and non-cash interest expense.  As a result of historical losses, we currently have a working capital deficit.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2008, which states “The Company has suffered recurring losses from continuing operations during each of the last two fiscal years.  Additionally, at October 31, 2008, the Company's current liabilities exceeded its current assets by $2.1 million and the Company had a shareholders' deficit totaling $2.9 million.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.”  The Company has significantly improved its working capital position during fiscal 2008.  For the fiscal year ending October 31, 2008, the Company’s current liabilities exceeded its current assets by $2.1 million, which represents a $3.3 million improvement since October 31, 2007.

Our operating history makes it difficult to accurately assess our general prospects in the broadband wireless internet sector of the Diversified Communications Service industry and the effectiveness of our business strategy.  As of the date of this report, a majority of our revenues are not derived from broadband internet services.  Instead, we generated most of our revenues from retail fixed-line and wholesale communication services.  In addition, we have limited meaningful historical financial data upon which to forecast our future sales and operating expenses.  Our future performance will also be subject to prevailing economic conditions and to financial, business and other factors.  Accordingly, we cannot assure you that we will successfully implement our business strategy or that our actual future cash flows from operations or financings will be sufficient to satisfy our debt obligations and working capital needs.  If we do not obtain additional financings, divest of certain operating units or other capital assets, or engage in significant cost reductions, or any combination of the aforementioned, we expect that our ability to maintain our operations through fiscal 2009 may be significantly jeopardized.

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

We rely on five key senior executives.

We rely heavily on our senior management team of John Jenkins, Christopher Canfield, Michael McGuane, Michael Prachar, and Matt Liotta, and our future success may depend, in large part, upon our ability to retain our senior executives.  The loss of the services of our key personnel or the inability to attract and retain the additional, highly-talented employees required for the development, marketing and sales of our products and services, may have a material adverse effect on us. In addition to the industry experience and technical expertise they provide to the Company, senior management has been the source of significant amounts of funding that have helped to allow us to meet our financial obligations.

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

We face risks associated with the marketing, distribution, and sale of our products and services internationally, and if we are unable to effectively manage these risks, our ability to expand our business abroad could be impaired.

We sold many of our services to customers outside of the U.S.  The marketing, international distribution, and sale of our products and services expose us to a number of risks, including the following:

●	fluctuations in currency exchange rates;
●	difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, overseas markets;
●	increased costs associated with maintaining marketing efforts in various countries;
●	difficulty and costs relating to compliance with the various commercial and legal requirements of the overseas markets in which we offer our products; and
●	inability to obtain, maintain, or enforce intellectual property rights.

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

We are subject to the ongoing requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures.  During fiscal 2008, we documented and tested certain existing controls and evaluated these existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission.  During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease approximately 11,500 square feet in Omaha, Nebraska, located at 5408 N. 99th Street.  Our operations, information systems, and executive headquarters are located in the Omaha facility.  We also have operational offices in Atlanta, Georgia, Athens, Texas, Sutter Creek, California, and a small sales and administrative office in Johannesburg, South Africa.  We believe that our facilities are sufficient for the operation of our business for the foreseeable future.  The expiration dates of the above-mentioned lease agreements are as follows:

June 30, 2011	Omaha – Operational and Administrative Headquarters
Month to month	South Africa - Sales and Administrative Office
March 31, 2016	Atlanta – Operational Office
Month to month	Athens – Operational Office
Month to month	Sutter Creek – Operational Office

Item 3.  Legal Proceedings.

The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Cygnus Telecommunications Technology, LLC.  On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to the Company's "international re-origination" technology. On March 29, 2007 the United States District Court in San Jose, California ruled that all Cygnus “international re-origination” patents are invalid, and dismissed all cases against Rapid Link (fka Dial Thru International Corporation) and related parties. Subsequently, Appellate Courts have upheld prior Court Rulings, and as a result, the Company believes that it is no longer subject to any further legal action by Cygnus.

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

Coastline Capital. The Company filed a lawsuit against Coastline Capital on May 5, 2008 for Declaratory Relief from interference in the Valens and Laurus debenture transactions and Coastline Capital subsequently sued the Company on June 23, 2008 for broker’s fees on the same transaction.  The Company does not believe any fees are due on the transaction pursuant to the non-exclusiveness of the contract and other contractual provisions.  As a result, the Company will pursue this lawsuit and defense adamantly, and believes that no fees will be due Coastline Capital.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during fiscal 2008.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchasers of Equity Securities.

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

The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of our common stock as reported on the OTC Bulletin Board:

	High	Low
Fiscal Year Ended October 31, 2008
Fourth Quarter	$0.11	$0.06
Third Quarter	$0.10	$0.07
Second Quarter	$0.10	$0.06
First Quarter	$0.10	$0.07

Fiscal Year Ended October 31, 2007
Fourth Quarter	$0.11	$0.04
Third Quarter	$0.08	$0.03
Second Quarter	$0.09	$0.06
First Quarter	$0.10	$0.06

The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

The closing price for our common stock on January 7, 2009, as reported on the OTC Bulletin Board, was $0.07.

Dividends

We have never declared or paid any cash dividends on our common stock and do not presently intend to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings for reinvestment in our business.

Holders of Record

There were 492 stockholders of record as of January 7, 2009.

Equity Compensation Plans

The following table sets forth, as of October 31, 2008, certain information related to the Company’s compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options Warrants and Rights column (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans(Excluding Securities Reflected in column in column (a))

Equity compensation plans approved by securityholders	1,570,000 (1)	$0.10	2,430,000 (2)

Equity compensation plans not approved by securityholders	-	n/a	-
Total	1,570,000	$0.10	2,430,000

(1)	Includes outstanding options granted pursuant to the Company’s 2002 Equity Incentive Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2002 Equity Incentive Plan.

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

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2008, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as disclosed in previous SEC filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fiscal year ended October 31, 2008.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as "expects,” "will,” "anticipates,” "estimates,” "believes,” "plans" and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using fixed wireless broadband technology to deliver internet and telecommunications services, (b) the relatively low barriers to entry for start-up companies using fixed wireless broadband technology to provide internet and telecommunications services, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of voice and data services, (e) our dependence upon favorable pricing from our suppliers to compete in the diversified communication services industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry.  You are also urged to carefully review and consider the various disclosures we have made which describe certain factors that affect our business throughout this Report.  For a discussion of these factors and others, please see "Risk Factors" below in this section of this report.  Readers are cautioned not to place undue reliance on the forward-looking statements made in this report or in any document or statement referring to this report.  All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language, and we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws.  The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2008 and 2007 and should be read in conjunction with our Financial Statements and the Notes thereto commencing at page F-1 included hereof.

Overview

We are a facilities-based, Diversified Communication Services company providing various forms of voice, internet and data services to wholesale and retail customers located throughout the world.  We offer a wide array of communication services targeted to individuals, enterprises and wholesale customers.  We continue to seek opportunities to grow our business through strategic acquisitions of fixed wireless, fiber and other diversified communication operators that complement our business model.  In order to support this growth, we will add key personnel who have demonstrated a proven track record of success in sales, marketing, and operations.

The Diversified Communication Services industry continues to evolve towards an increased emphasis on Ethernet based products and services.  We have focused our business towards these types of products and services for the last couple of years.  Furthermore, we believe the use of our networks, either as a stand-alone solution or bundled with other internet products, provides our customers with the best possible communications experience.  Concurrently, we remain focused on the growth of our internet offerings to residential and business customers in underserved areas.

During the third quarter of fiscal 2008, we acquired certain assets and assumed certain liabilities of iBroadband Networks, Inc, and iBroadband of Texas Inc.  Included in the asset base are several significant fixed wireless broadband customers, strategic deployment sites and equipment in the Dallas, Texas area, as well as several thousand retail customers in Athens, Texas who are provided local and long distance telephony services.  The acquisition of these strategic assets allows us to quickly and efficiently expand into this significant marketplace without the typical upfront costs required to build infrastructure and develop a market of this size.

During the second quarter of fiscal 2008, we acquired One Ring Networks, Inc., which operates one of the largest hybrid fiber wireless broadband networks in the United States, and is one of the few carriers offering end-to-end communications and networking services, without reliance on third party providers.  This acquisition allows us to provide services to high average revenue per user customers via fixed wireless and fiber optic transport.  Typically, these customers are small to medium size businesses, enterprises, and carriers.  We recognize that these customers require a reliable and cost-effective voice solution.  In addition, we offer an integrated product that includes local and long distance calling with internet access in order to satisfy this demand.

On October 31, 2007, we acquired 100% of the assets of Communications Advantage, LLC (“Communications Advantage”), and Web-Breeze Networks, LLC (“Web Breeze”).  The assets include a sizable wireless broadband network in a rural geographic area of California that fits into the Company’s niche market business model, a base of customers and revenues that are immediately accretive to our revenues and earnings, and a staff of tenured professionals with vast knowledge and experience in the wireless broadband sector.

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

Revenue Recognition

Long distance communication revenue

Revenues generated by international re-origination, domestic residential and enterprise long distance service, and international wholesale termination, which represent the primary sources of the Company’s revenues, are recognized as revenue based on minutes of customer usage.  Revenue from these services is recognized monthly as services are provided.  The Company records payments received in advance as deferred revenue until such services are provided.

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

Allowance for Uncollectable Accounts Receivable

Our receivables are due from commercial enterprises and residential users in both domestic and international markets.  Trade accounts receivable are stated at the amount the Company expects to collect.  We regularly monitor credit risk exposures in our accounts receivable and maintain a general allowance for doubtful accounts based on historical experience.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms.  Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company's future provision for doubtful accounts.  Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required.  We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize our risk.  Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Interest is typically not charged on overdue accounts receivable.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Purchase Price Allocation and Impairment Testing

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

Stock-Based Compensation

We adopted SFAS No. 123R “Share-Based Payment” (“SFAS 123R”) as of November 1, 2006.  All of our existing share-based compensation awards have been determined to be equity awards.  Under the modified prospective transition method, we are required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of November 1, 2006 for which the requisite service has not been rendered (i.e. nonvested awards) as the requisite service is rendered on or after that date.  The compensation cost is based on the grant date fair value of those awards, with grant date fair value currently being estimated using the Black-Scholes option-pricing model, a pricing model acceptable under SFAS 123R.  We are recognizing compensation cost relating to the nonvested portion of those awards in the consolidated financial statements beginning with the date on which SFAS 123R is adopted, through the end of the requisite service period.  SFAS 123R requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Recent Accounting Pronouncements

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

Results of Operations

The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

	Year Ended October 31, 2008			Year Ended October 31, 2007
	Amount	% of Rev.	% Change 2007 to 2008 Increase (Decr.)	Amount	% of Rev.

Revenues	$17,238,948	100.0%	(1%)	$17,326,035	100.0%

Costs and expenses:
Costs of revenues	11,705,294	67.9%	(7%)	12,559,905	72.5%
Sales and marketing	826,856	4.8%	(32%)	1,212,355	7.0%
General and administrative	4,797,337	27.9%	41%	3,403,674	19.6%
Depreciation and amortization	1,384,526	8.0%	49%	928,427	5.4%
Gain on forgiveness of liabilities	(163,750)	(1.0%)	N/A	-	-
(Gain) loss on disposal of property and equipment	(4,240)	-	(142%)	10,061	.1%
Gain on legal settlements	-	-	N/A	(415,213)	(2.4%)

Total costs and expenses	18,546,023	107.6%	(5%)	17,699,209	102.2%

Operating loss	(1,307,075)	(7.6%)	250%	(373,174)	(2.2%)

Other income (expense):
Noncash financing expense	(457,388)	(2.7%)	(56%)	(1,043,261)	(6.0%)
Related party non-cash financing expense	-	-	N/A	(33,089)	(.2%)
Interest expense	(544,523)	(3.1%)	91%	(284,414)	(1.6%)
Related party interest expense	(259,669)	(1.5%)	(4%)	(269,836)	(1.6%)
Foreign currency exchange gain (loss)	(7,493)	-	(271%)	4,390	-

Total other income (expense)	(1,269,073)	(7.3%)	(22%)	(1,626,210)	(9.4%)

Loss from continuing operations	(2,576,148)	(14.9%)	29%	(1,999,384)	(11.6%)

Discontinued operations
Gain on disposal of discontinued operations	1,062,000	6.1%	N/A	-	-

Net loss	(1,514,148)	(8.8%)	(24%)	(1,999,384)	(11.6%)

Operating Revenues

Our revenues decreased $100 thousand, or 1%, as compared to fiscal 2007.  Our business model has shifted from providing low margin legacy products to providing high-speed internet and integrated voice services, which are high margin products.  Revenues generated via our hybrid fiber wireless broadband network increased approximately $1.5 million due to the acquisitions of One Ring and iBroadband, which was offset by decreased revenues from our legacy products that include traditional long distance services, international calling cards, and wholesale voice termination.  In addition, revenues decreased due to the variable nature of our retail revenue component.

Costs of Revenues

Our costs of revenues decreased $850 thousand for fiscal year 2008 as compared to fiscal year 2007.  Costs of revenues as a percentage of revenues were 68% for fiscal year 2008, and decreased 7% compared to fiscal year 2007, which was 73%.

The decrease in costs of revenues is primarily attributable to decreased revenues, newly negotiated contracts with carriers, and lower cost of sales, on a percentage basis, resulting from revenues generated from our hybrid fiber wireless broadband network, all of which resulted in a higher gross profit percentage, and lower cost of revenues.  In addition, a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from quarter to quarter and year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

Sales and Marketing Expenses

We sell and market our services through our in house sales staff, independently contracted sales agents, and third-party resellers.  Our sales and marketing costs decreased from 7% of revenues for fiscal 2007 to 5% of revenues fiscal 2008.  This decrease is primarily attributable to higher marketing costs and agent commissions incurred during fiscal 2007 as compared to fiscal 2008.  In fiscal 2008, the revenue base used to calculate agent commissions decreased due to our increased focus on high-speed internet products, which yield lower agent commissions on a percentage basis.  We will continue to focus our sales and marketing efforts on web portal and magazine advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

General and Administrative Expenses

Our general and administrative expenses increased $1.4 million, or 41%, for fiscal year 2008 as compared to fiscal 2007.  This increase is primarily attributable to the acquisitions of Communications Advantage in the fourth quarter of fiscal year 2007 and the acquisition of One Ring during the second quarter of fiscal 2008, and the acquisition of iBroadband in the third quarter of fiscal 2008.  General and administrative expenses with these entities were not incurred in fiscal year 2007.

We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business, particularly eliminating redundancies that have resulted from the above mentioned acquisitions.  We have been proactive in managing our general & administrative expenses and controlling costs; however, it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of our general and administrative expenses.

Gain on Forgiveness of Liabilities

Gain on Forgiveness of Liabilities increased $163,750 during fiscal 2008 as compared to the same period of fiscal 2007.  This increase is due to Global Capital Funding Group (“Global”) forgiving any, and all, accrued interest on the GC-Conote as partial consideration for the Company paying Global the principal sum of $420,000 on the GC-Conote.

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

Noncash Financing Expense, Related Party Non-Cash Financing Expense, Interest Expense and Related Party Interest Expense

Noncash financing expense, related party non-cash financing expense, interest expense, and related party interest expense decreased $369,000, or 23% during fiscal 2008 as compared to fiscal 2007.  The decrease was primarily attributable to certain debt discounts becoming fully amortized during fiscal 2008.  Noncash financing expense results from the amortization of deferred financing fees and debt discounts on our debts to third party lenders and related parties.  The decrease in noncash interest expense was partially offset by increased interest expense.

Related party interest expense for fiscal 2008 decreased $10,000, or 4%, as compared to fiscal 2007.

Liquidity and Sources of Capital

Our operating activities used approximately $1.6 million of cash during fiscal 2008, which primarily resulted from increased operating expenses related to our acquisitions of iBroadband and One Ring, as well as expenditures that strengthened our working capital position, which improved $3.4 million.  However, based on a negative operating cash flow during the current fiscal year, and generally a history of negative operating cash flows, our current audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

Our major growth areas are anticipated to include the continued expansion of our broadband internet and voice services, the establishment of additional wholesale points of termination to offer our existing wholesale and retail customers.  Our future operating success is dependent on our ability to generate positive cash flow from our broadband internet and voice services.  Any failure of our business plan, including the risk and timing involved in rolling out retail products to end users, could result in a significant cash flow crisis, and could force us to seek alternative sources of financing as discussed, or to greatly reduce or discontinue operations.  Although various possibilities for obtaining financing or effecting a business combination have been discussed from time to time, there are no agreements with any party to raise money or for us to combine with another entity and we cannot assure you that we will be successful in our search for investors or lenders.  Any additional financing we may obtain may involve material and substantial dilution to existing stockholders.  In such event, the percentage ownership of our current stockholders may be materially reduced, and any new equity securities sold by us may have rights, preferences, or privileges senior to our current common stockholders.  If we do not obtain additional financings, divest of certain operating units or other capital assets, or engage in significant cost reductions, or any combination of the aforementioned, we expect that our ability to maintain our operations through fiscal 2009 may be significantly jeopardized.

At October 31, 2008, we had cash and cash equivalents of $231,000, a decrease in cash and cash equivalents of $265,000 from the balance at October 31, 2007.  We had working capital deficits at October 31, 2008 and 2007 of $2.1 million and $5.4 million, respectively.

Net cash (used in) provided by operating activities was ($1,576,000) and 659,000 during fiscal 2008 and 2007, respectively.  Net cash used in operating activities during fiscal 2008 was primarily due to a net loss from continuing operations of $1,514,000 adjusted for non-cash interest expense of $457,000, depreciation and amortization of $1,385,000, bad debt expense of $79,000, share-based compensation expense of $35,000; partially offset by a gain on sale of assets of $4,000, non-cash gain on forgiveness of liabilities of $164,000, non-cash gain on disposal of discontinued operations of $1,062,000, and net changes in operating assets and liabilities of $788,000.  Net cash provided by operating activities during fiscal 2007 was primarily due to a net loss from continuing operations of $1,999,000 adjusted for: non-cash interest expense of $1,076,000; depreciation and amortization of $928,000; bad debt expense of $88,000; loss on disposal of fixed assets of $10,000; net changes in operating assets and liabilities of $672,000; and share-based compensation expense of $18,000; partially offset by net reduction of liabilities of $135,000.

Net cash used in investing activities was $97,000 and $7,000 for during fiscal 2008 and 2007, respectively.  Net cash used in investing activities during fiscal 2008 resulted from net purchases of property and equipment of $122,000, proceeds from the sale of property and equipment of $4,000 and cash advanced to One Ring of $30,000, partially offset by cash received in the One Ring acquisition of $25,000 and cash received in the iBroadband acquisition of $26,000.  Net cash used in investing activities during fiscal 2007 resulted from the purchase of property and equipment of $7,000.

Net cash provided by (used in) financing activities was $1,408,000 during fiscal 2008 compared to ($186,000) during fiscal 2007.  Net cash provided by financing activities in fiscal 2008 resulted from proceeds net of the cash received from the sale of common stock of $120,000, and proceeds from the issuance of secured notes of $3,325,000; partially offset by payment of financing fees of $497,000, payment on convertible notes of $1,086,000, payment on related party notes of $50,000, and payment on capital leases of $404,000.  Net cash used in financing activities during fiscal 2007 resulted from reduction of bank overdrafts of $101,000 and payment on related party convertible notes and shareholder advances of $110,000; partially offset by the sale of common stock for $25,000.

We have an accumulated deficit of approximately $53.0 million as of October 31, 2008 as well as a significant working capital deficit.  Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us.  Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from One Ring, iBroadband, and equipment acquired through capital lease transactions, as well as the subsequent consolidation of operating facilities into one operational facility.

Debt Facilities and Equity Financing

The Company has various debt obligations as of October 31, 2008 and 2007, including amounts due to independent institutions and related parties.  Descriptions of these debt obligations are included below.  The following tables summarize outstanding debt as of October 31, 2008 and October 31, 2007:

Information as of October 31, 2008

Brief Description of Debt	Balance	Int. Rate	Maturity Date	Discount	Net
Notes payable, current
Vehicles	$13,917	7%	Varies	-	$13,917
Valens Offshore (Valens II)	85,000	10%	3/31/2011	12,398	72,602
Valens U.S. SPV I	65,000	10%	3/31/2011	11,072	53,928

Convertible notes, current
Global Telecom Solutions	120,000	5%	4/30/2012		120,000
Other	42,500	10%	2/28/2008	-	42,500

Capital lease obligations, current	585,002	8%	Varies	-	585,002

Notes payable, less current portion
Vehicles	38,743	7%	Varies	-	38,743
Valens Offshore (Valens II)	1,715,000	10%	3/31/2011	252,570	1,462,430
Valens U.S. SPV I	1,435,000	10%	3/31/2011	231,303	1,203,697
Laurus Master Fund (Deferred)	2,290,451	10%	3/31/2011	-	2,290,451
Valens U.S. SPV I (Deferred)	292,709	10%	3/31/2011	-	292,709

Convertible notes, less current portion
GCA-Debenture	630,333	6%	6/30/2011	-	630,333
GCA-Debenture	570,944	6%	6/30/2011	-	570,944
GC-Conote	180,000	-	6/30/2011	-	180,000
Trident-Debenture	600,000	10%	6/30/2011	-	600,000
Global Telecom Solutions	280,000	5%	4/30/2012	-	280,000

Convertible notes payable to related parties, less current portion	3,240,000	8%	6/30/2011	-	3,240,000

Capital lease obligations, less current portion	742,784	8%	Varies	-	742,784

Debt and capital lease obligations as of October 31, 2008 are due as follows:

Within 1 year	1-3 years	3-5 years	Thereafter	Total
$911,419	$11,723,555	$121,038	$171,371	$12,927,383

Information as of October 31, 2007

Brief Description of Debt	Balance	Int. Rate	Maturity Date	Discount	Net
Convertible notes, current
GC-Conote	$1,200,000	10.08%	2/28/2008	$151,515	$1,048,485
Debenture	600,000	10%	3/8/2008	-	600,000
Other	42,500	10%	2/28/2008		42,500

Related party notes, current	50,000	10%	4/30/2008	-	50,000

Convertible notes payable to related parties, current	1,000,000	8%	On Demand	-	1,000,000

Convertible notes, long-term
GCA-Debenture	630,333	6%	10/31/2009	-	630,333
GCA-Debenture	570,944	6%	10/31/2009	-	570,944

Convertible notes payable to related parties, long-term	2,240,000	8%	11/01/2009	-	2,240,000

Notes Payable - Vehicles

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc., which included the assumption of two notes for vehicles.  The agreements call for monthly payments of $485 and $368, respectively, and interest accrues at 0% and 7.02%, respectively.  The principal balance of these two notes at October 31, 2008 was $13,095 and $15,732, respectively, and the notes mature on January 31, 2011, and November 30, 2012, respectively.

On August 15, 2008, the Company purchased a vehicle for $34,538, which included a cash payment of $10,000 a five–year note payable for $24,538, which matures on August 14, 2013.  The agreement calls for monthly payments of $440, which includes interest at an annual percentage rate of 2.82% on the outstanding principal balance.  The principal balance of this note at October 31, 2008 was $23,832.

Global Telecom Solutions - Convertible Note

On April 30, 2008, the Company entered into a four-year financing agreement with Global Telecom Solutions (“GTS”) in the principal amount of $460,000 as repayment of carrier costs payable to GTS in the same amount.  The unsecured convertible note called for monthly payments of $10,000 and interest accrues at 5% per annum, and may be converted at any time into common stock of the Company at market price with a floor conversion price of $.10 per common share.  The market price will be the closing bid price on Bloomberg the day prior to the receipt by Company from GTS to convert all or a portion of note at any time during the term of the note.  The Company may prepay the note by paying 100% of the outstanding principal and accrued interest.  The principal balance of this note at October 31, 2008 was $400,000.

Valens II Term A Note

Effective March 31, 2008, the Company modified its debt structure by entering into a Security Agreement with L.V. Administrative Services, Inc. (“L.V.”) and certain lenders (“Lenders”) including Valens U.S. SPV I (“Valens”), and Valens Offshore SPV II Corp. (“Valens II”).  L.V. acts as administrative and collateral agent for the Lenders.  Upon the signing of the Security Agreement, Valens II provided the Company with $1,800,000 of gross financing, and the Company issued Valens II a 10% Secured Term A Note (“Valens II Term A”) in the principal amount of $1,800,000.  As collateral agent for the Lenders, L.V. maintains a continuing security interest in and lien upon all assets of Company.  The Company has also executed a Stock Pledge Agreement pledging all of the stock of Telenational and One Ring to L.V. on behalf of the Lenders.

In connection with the sale of the Term A Note, The Company issued Valens II a common stock purchase warrant to purchase 5,625,000 common shares at $0.01 per share.  These warrants were valued at $441,903 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 165%; and a life of the warrants of five years.  The relative fair value of the warrants of $354,799 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term A note using the interest method.  The Company recognized $89,831 of non-cash financing expense associated with these warrants using the interest method during the fiscal year ended October 31, 2008.  The unamortized debt discount at October 31, 2008 was $264,968.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens II Security Agreement, which resulted in $375,778 of deferred financing fees, of which $95,143 was expensed using the interest method as noncash financing fees during the fiscal year ended October 31, 2008.

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

On October 31, 2008, the Company issued warrants to purchase 8,750,000 Company shares of its common stock upon exercise at $0.01 per share to Valens in consideration for amendments to the Security Agreement dated March 31, 2008.  These warrants were valued at $288,068 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 3.75%; volatility factor of the expected market price of the Company's common stock of 125%; and a life of the warrants of five years.  The relative fair value of the warrants of $288,068 was recorded as an asset and will be amortized monthly as non-cash financing fees using the straight-line method beginning fiscal year 2009 and ending March 31, 2011, which is the maturity date of the Term A Note.

Valens Term B Note

On July 14, 2008 the Company completed the terms and conditions set forth in the Security Agreement dated as of March 31, 2008, and further amended on July 11, 2008, to obtain additional financing by and among L.V. and certain other lenders (“Lenders”).  The completed financing agreement includes Valens U.S. SPV I (“Valens”) purchasing a secured term note (“Term B Note”), the Lenders agreeing to lend secured revolving loans under certain conditions including the Company attaining specific financial covenants, and Laurus Master Fund and Valens purchasing secured promissory notes related to the asset purchase of iBroadband Networks, Inc., a Texas corporation, and iBroadband of Texas, Inc., a Delaware corporation in the amounts of approximately $2.3 million and $293 thousand, respectively.  As collateral agent for the Lenders, L.V. maintains a continuing security interest in and lien upon all assets of Company.

Effective July 14, 2008, Valens purchased from the Company a 10% secured term note (“Term B Note”) in the principal amount of $1.5 million and a warrant to purchase 4,437,870 shares of common stock at $0.01 per share.  Interest accrues at 10% per annum and is payable monthly commencing August 1, 2008.  Amortizing payments of principal shall commence on October 1, 2009 of $65,000 per month, plus accrued interest and any other fees then due.  The Term B Note matures on March 31, 2011.  The Company may prepay the Term B Note by paying 100% of the outstanding principal and repaying all amounts owed under the Security Agreement and all ancillary documents.

The sale of the Term B Note and Warrant was dated as of July 11, 2008.  The Company received gross proceeds of $1,500,000.  Of the gross proceeds, approximately $26,500 was directed to pay legal fees for investors’ counsel, $94,500 was directed to Valens for administrative fees, and $420,000 was used as principal payment on the GC-Conote to Global.  The remaining $959,000 was retained by the Company.

In connection with the sale of the Term B Note, the Company issued Valens a common stock purchase warrant to purchase 4,437,870 common shares at $0.01 per share.  These warrants were valued at $349,478 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 171%; and a life of the warrants of five years.  $283,440 represented cash received relative to the warrants and the remaining amount of $1,216,560 was allocated to the Term B Note resulting in a debt discount of $283,440.  The relative fair value of the warrants of $283,440 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term B note using the interest method.  The Company recognized $41,066 of expense associated with these warrants for the fiscal year ended October 31, 2008.  The unamortized debt discount at October 31, 2008 was $242,375.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens Security Agreement, which resulted in $120,967 of deferred financing fees, of which $17,526 was expensed as noncash financing fees using the interest method for the fiscal year ended October 31, 2008.  The unamortized deferred financing fees at October 31, 2008 were $103,441.

Deferred Purchase Price Notes

Concurrent with the Valens Term B financing arrangement, the Company purchased the assets of iBroadband and assumed secured promissory notes in the aggregate amount of approximately $2.58 million (“Deferred Purchase Price Notes”), including approximately a $293,000 loan from Valens and a $2.3 million loan from Laurus Master Fund.  As collateral agent for the Lenders, L.V. maintains a continuing security interest in and lien upon all assets of Company.  Interest accrues at 10% per annum and is payable monthly commencing the month after the Notes were assumed.  The outstanding principal of both notes is due on their maturity date, March 31, 2011.  The Company may prepay these Deferred Purchase Price Notes by paying 100% of the outstanding principal and repaying all amounts owed under the Security Agreement and all ancillary documents.

GC-Conote

On March 31, 2008, Global Capital Funding Group, LP (“Global”), which is the holder of the GC-Conote, modified its debt structure with the Company by entering into a subordination agreement with L.V., acting as agent for itself and the Lenders.  The agreement calls for the GC-Conote to become subordinate to the Valens II Term A note.  In connection with the subordination agreement, Global subordinated all claims and security interests it may have against any of the assets of the Company, to the security interests granted by the Company to L.V., acting as collateral agent for the Lenders.  In addition, Global extended the maturity date of two debentures to June 30, 2011 (see below “GCA Debentures”).  In consideration, the Company made a principal payment of $600,000 on the GC-Conote and agreed to pay Global the principal sum of $420,000 upon closing of the Term B Note; with the remainder of the outstanding principal amount of $180,000, which shall not accrue interest after March 31, 2008.  The GC-Conote is convertible at any time into common shares of the Company at the conversion price equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion.  However, the conversion price of the Company’s stock is not to be lower than $0.10 and not to exceed $0.25.

As of July 11, 2008, and upon closing of the Valens II Term B note, the Company paid Global the principal sum of $420,000 on the GC-Conote.  In consideration for the principal payment of $420,000, Global forgave accrued interest in the amount of $163,750, and is restricted from the selling of any shares of the Company’s common stock for a period of two years from the effective date of the amendment to the GC-Conote.  The Company recorded $163,750 as “Gain on Forgiveness of Liabilities” in its Consolidated Statement of Operations for fiscal 2009.  In addition, Global agreed that there are no additional cash monies owed to Global by the Company other than the remaining principal balance of $180,000 of the GC-Conote.  The principal balance of the GC-Conote is $180,000 at October 31, 2008.

GCA Debentures

As of October 31, 2008, GCA Strategic Investment Fund Limited (“GCA”) held two Company convertible debentures having principal amounts of $630,333 and 570,944, respectively.  The conversion terms of the debentures allow the Company to elect to pay in GCA cash in lieu of conversion.  Additionally, GCA is limited to only converting up to 4.99% ownership at a time and there is a floor of $.10 per share on the conversion which limits the number of common shares for which the notes are convertible into.

On March 31, 2008, GCA modified its debt structure with the Company by entering into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the GCA debentures to become subordinate to the Valens II Term A note.  In connection with the subordination agreement, GCA subordinated all claims and security interests it may have against any of the assets of the Company, including VoIP technology and certain equipment, to the security interests granted by the Company to L.V., acting as collateral agent for the Lenders.  The Company may prepay the GCA debentures by paying 100% of the outstanding principal and accrued interest.  In addition, GCA extended the maturity date of the two debentures to June 30, 2011, and is restricted from the selling of any shares of the Company’s common stock for a period of two years from the effective date of this amendment.

Trident Debenture

As of October 31, 2008, “Trident Growth Fund, L.P. (“Trident”) held a Company convertible debenture having a principal balance of $600,000.  The debenture is convertible into common stock of the Company at $.14 per common share.

During the second quarter of fiscal 2007, Trident extended the $600,000 debenture with an original due date of March 8, 2007 to March 8, 2008.  In connection with the extension, the Company issued Trident 1,200,000 additional warrants, resulting in deferred financing fees of $83,708, of which $29,401 and $54,307 was expensed as noncash interest expense during fiscal years 2008 and 2007, respectively.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; volatility factor of the expected market price of the Company's common stock of 287%; and an expected life of the warrants of four years.  Also in connection with extension, the Company issued Trident additional warrants to purchase 150,000 shares of the Company’s stock at $.10 per share during fiscal 2008.  The fair value of the warrants of $8,966 was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 295%, and a life of the warrants of four years.  The Company recognized $8,966 of expense associated with the warrants during fiscal year 2008.

On March 31, 2008, Trident modified its debt structure with the Company by entering into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Trident debenture to become subordinate to the Valens II Term A note.  In connection with the subordination agreement, Trident subordinated all claims and security interests it may have against any of the assets of the Company, to the security interests granted by the Company to L.V., acting as collateral agent for the Lenders.  In addition, Trident agreed to extend the maturity date of the principal amount of the $600,000 debenture to June 30, 2011.  In consideration for the subordination and maturity date extension, the Company issued Trident a common stock purchase warrant to purchase 60,000 common shares of the Company’s stock at $0.07 per share.  The fair value of the warrants totaled $4,503 and was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 165%; and a life of the warrants of five years.  The Company recognized $4,503 of expense associated with the warrants during the fiscal year ended October 31, 2008.  The Company may prepay the Trident debenture by paying 100% of the outstanding principal and accrued interest.

Debenture

During the second quarter of fiscal 2007, a $400,000 debenture with an original due date of March 8, 2007 was extended to March 8, 2008.  In connection with the extension, the Company issued 800,000 warrants, resulting in deferred financing fees of $55,805, of which $19,534 and $36,271 was expensed as noncash interest expense during fiscal years 2008 and 2007, respectively.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; volatility factor of the expected market price of the Company's common stock of 287%; and a life of the warrants of four years.  On October 31, 2007, debentures totaling $350,000 were converted into 2,500,000 shares of common stock, and $50,000 of debentures were transferred by the debenture holders to John Jenkins, the Company’s Chairman.  As of October 31, 2008 and 2007, the principal balance of the debenture was $0 and $0, respectively.

Related Party Notes

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”) for $4,809,750, including acquisition costs of $50,000.  The purchase consideration included a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company’s common stock valued at $3,259,750.  On October 31, 2007, the contingent purchase price consideration was converted to a convertible demand note payable to Apex Acquisitions, Inc. ("Apex”) in the amount of $500,000.  The Company Chief Executive Officer is the majority stockholder of Apex.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement called for the outstanding note originally due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of the Apex Note, including $120,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2008 and 2007.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman.  These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with the Company’s Chairman, John Jenkins.  The agreement called for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  The outstanding balance of these notes payable to Mr. Jenkins, including $241,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2008 and 2007.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex note was $500,000 at October 31, 2008 and 2007.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex notes was $1,120,000 at October 31, 2008 and 2007.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ demand note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of this note was $500,000 at October 31, 2008 and 2007.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of this note was $1,120,000 at October 31, 2008 and 2007.

Mr. Jenkins and APEX may at any time elect to convert their related party convertible notes into common stock of the Company using a conversion price equal to the bid price at the day of conversion as shown on Bloomberg.  In connection with the subordination agreements, Mr. Jenkins and APEX subordinated all claims and security interests it may have against any of the assets of the Company, to the security interests granted by the Company to L.V., acting as collateral agent for the Lenders.  The Company may prepay the related party notes to Mr. Jenkins and to APEX by paying 100% of the outstanding principal and accrued interest.

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

On April 23, 2008, the Company entered into a four-year lease agreement with Graybar Financial Services (“Graybar 2”) and acquired equipment valued at approximately $53,514.  The agreement calls for monthly payments of approximately $1,289.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

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

On June 1, 2008, the Company entered into a two-year lease agreement with Farnam and acquired equipment valued at approximately $169,528.  The agreement calls for monthly payments of approximately $7,089.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On July 16, 2008, the Company entered into a three-year lease agreement with Leaf Financial Corporation (“Leaf”) and acquired equipment valued at approximately $71,082.  The agreement calls for monthly payments of approximately $2,198.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On July 27, 2008, the Company entered into a ten-year lease agreement with AGL Networks, Inc. (“AGL”) and acquired equipment valued at approximately $302,844.  The agreement calls for monthly payments of approximately $3,650.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On September 1, 2008, the Company entered into a three-year lease agreement with AEL Financial Services, LLC (“AEL 1”) and acquired equipment valued at approximately $32,805.  The agreement calls for monthly payments of approximately $1,017.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On September 1, 2008, the Company entered into a three-year lease agreement with AEL Financial Services, LLC (“AEL 2”) and acquired equipment valued at approximately $59,958.  The agreement calls for monthly payments of approximately $1,831.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On September 17, 2008, the Company entered into a three-year lease agreement with General Electric Capital Corporation (“GE”) and acquired equipment valued at approximately $71,715.  The agreement calls for monthly payments of approximately $2,247.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On October 1, 2008, the Company entered into a two-year lease agreement with Farnam and acquired equipment valued at approximately $269,699.  The agreement calls for monthly payments of approximately $11,404.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

The Company accounts for these leases in accordance with SFAS No. 13 “Accounting for Leases”.  The following table summarizes the Company’s outstanding capital lease obligations as of October 31, 2008:

Information as of October 31, 2008
				Capital Lease Obligations
Brief Description of Capital Lease	Equipment Value	Lease Term Ends	Monthly Payment	Short-term	Long-term
Graybar-1	$52,868	11/01/2012	$1,058	$9,638	$33,986
Graybar-2	53,514	04/23/2012	1,289	12,388	33,063
Farnam-3	56,216	08/01/2009	3,691	32,355	-
Farnam-4	83,391	10/01/2009	4,899	52,141	-
Farnam-5	90,367	12/01/2009	4,809	55,286	4,809
Farnam-6	107,439	04/30/2010	4,827	53,677	28,487
Farnam-7	121,488	05/31/2010	5,840	64,514	40,079
Farnam-8	169,528	05/31/2010	7,089	78,309	48,648
Farnam-9	269,700	10/01/2010	11,404	122,670	121,372
Huntington	22,888	05/07/2011	708	7,317	11,417
Leaf	71,082	07/16/2011	2,198	22,422	39,368
AGL	302,844	07/27/2018	3,650	21,158	275,072
AEL-1	32,805	09/01/2011	1,017	10,164	20,875
AEL-2	58,958	09/01/2011	1,831	18,304	37,593
GE	71,715	09/17/2011	2,247	24,659	48,015
				$585,002	$742,784

Contractual Obligations

Operating Leases, including Related Party Lease

The Company leases its corporate office and branch office facilities under various noncancelable operating leases with terms expiring at various dates through 2016.  The operational and administrative headquarters facility is leased through June 2011 from Apex Communications, Inc., an entity owned by executive officers of the Company.  In addition, office space is leased to support operating divisions located in California, Georgia, Texas, and in South Africa.  The California, Texas and South Africa leases are month-to-month.  Rent expense for office operating leases was $229,766 and $196,940 during fiscal year 2008 and 2007, respectively. Rent expense to Apex was $134,860 for each fiscal year 2008 and 2007, respectively.

Future minimum lease payments under noncancelable operating leases as of October 31, 2008 are as follows:

Year Ending October 31,
2009	$157,707
2010	169,749
2011	125,771
2012	36,840
2013	37,852
2014	38,915
2015	39,989
2016	41,088
Total minimum lease payments	$647,911

Future minimum lease payments for office rent relate to the Apex and Georgia operating leases.

Facilities Leases

The Company has obligations under various Facilities License Agreements (“Facilities Leases”) to commercial property owners related to communications and information technology equipment which is used in the Company’s wireless network services and owned by the Company housed within or atop the commercial property.  The Facilities Leases generally have terms of one to three years, require monthly payments between $150 and $5,000 and are renewed regularly.  A portion of the Company’s Facilities Leases contain escalation clause which provide for cost of living adjustments each year.  Total expense under these Facilities Leases was approximately $195,000 for the fiscal year ended October 31, 2008 and is included within cost of services in the accompanying statements of operations.

Item 8.  Financial Statements.

The information required by Item 8 of this Report is presented following Item 15, beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. (T) Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of Christopher Canfield, our chief executive officer, and Michael McGuane, our chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based upon that evaluation, management concluded that these disclosure controls and procedures were effective as of the end of the period covered in this report.

(b)	Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing using criteria designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2008.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of January 02, 2009.

Name	Age	Position with the Company	Year First Elected as Officer or Director
John A. Jenkins	47	Chairman, Secretary and Director	2001
Christopher J. Canfield	48	Chief Executive Officer, Treasurer and Director	2006
Michael T. McGuane	46	Chief Financial Officer	2008
Michael P. Prachar	39	Chief Operating Officer	2006
Matthew P. Liotta	30	Chief Technology Officer	2008
David R. Hess	47	Director	2002
Lawrence J. Vierra	63	Director	2000

JOHN A. JENKINS has served as our Chairman of the Board since October 2001, our Chief Executive Officer from October 2001 until October 2008, served as our President from December 1999 until July 2005, and has served as a director since December 1999.  Mr. Jenkins has also served as the President of DTI Com, Inc., one of our subsidiaries, since November 1999.  In May 1997, Mr. Jenkins founded Dial Thru International Corporation (subsequently dissolved in November 2000), and served as its President and Chief Executive Officer until joining us in November 1999.  Prior to 1997, Mr. Jenkins served as the President and Chief Financial Officer for Golden Line Technology, a French telecommunications company.  Prior to entering the telecommunications industry, Mr. Jenkins owned and operated several software, technology and real estate companies. Mr. Jenkins holds degrees in physics and business/economics from UCLA.

CHRISTOPHER J. CANFIELD was elected to our Board of Directors in May 2006, and has served as our Chief Financial Officer from May 2006 until October 2008, our President since November 2006, and our Chief Executive Officer since October 2008.  Mr. Canfield served as President and CEO of Telenational Communications, Inc. from April 1998 until its acquisition by Rapid Link in May 2006.  Mr. Canfield has more than 15 years of experience working in the telecommunications marketplace, and co-founded Resource Communications, Inc. and Intercontinental Exchange, Inc. in 1995 and 1998 respectively, both of which were subsequently acquired by major telecommunications companies.  Mr. Canfield holds a BS degree in Business Administration and Marketing from California State University Hayward.

MICHAEL T. MCGUANE was named our Chief Financial Officer in October 2008.  Mr. McGuane is a Certified Public Accountant and has over 20 years of finance and accounting experience while working for some of the world's top accounting firms and publicly traded companies including KPMG Peat Marwick, Deloitte Touche, and Dole Foods Company.  Mr. McGuane holds an Executive MBA and BSBA from the University of Nebraska.

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

MATTHEW D. LIOTTA was elected to our Board of Directors in October 2008 and is the lead technologist behind the company's next-generation network.  Mr. Liotta joined Rapid Link in 2008 with the acquisition of One Ring Networks, a company he founded in 2004.  Mr. Liotta guided the hybrid fiber and fixed wireless carrier to become one of the leading alternative access providers in the country.

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

Involvement in Certain Legal Proceedings

None of our executive officers or directors, other than David Hess, a director, has had any bankruptcy petition filed by or against any business of which such officer or director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.  None of our executive officers or directors have been convicted in a criminal proceeding or are subject to a pending criminal proceeding, excluding traffic violations or similar misdemeanors, nor have they been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order prohibiting activities subject to federal or state securities laws, or a finding of any violation of federal or state securities laws.

Meetings of the Board of Directors

Our Board of Directors held nine meetings during the fiscal year ended October 31, 2008.  The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee.  There is no standing nominating committee.  Each of the directors attended the meeting of the Board of Directors and all meetings of any committee on which such director served.

Audit Committee Financial Expert

We currently have an audit committee financial expert as defined by Item 401(e) of Regulation S-B of the Exchange Act.

Audit Committee

The Audit Committee is comprised of two non-employee directors, Lawrence J. Vierra and David Hess.  The Audit Committee makes recommendations to our Board of Directors or management concerning the engagement of our independent public accountants and matters relating to our financial statements, our accounting principles and our system of internal accounting controls.  The Audit Committee also reports its recommendations to the Board of Directors as to approval of financial statements.  The Audit Committee held four meetings during the fiscal year ended October 31, 2008.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of our Company.  Officers, directors and greater than 10% stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file.  Based solely on the review of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended October 31, 2008, our executive officers, directors and all persons who own more than 10% of our common stock complied with all Section 16(a) requirements.

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

Item 11.  Executive Compensation.

Summary Compensation

The following table summarizes compensation we paid for services rendered to our Company during the fiscal years ended October 31, 2008 and 2007 to (i) our Chief Executive Officer (principal executive officer), (ii) our Chief Financial Officer (principal financial officer), (iii) the three most highly compensated executive officers other than our CEO and CFO who were serving as executive officers at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends, including our Chairman, and (iv) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of our last completed fiscal year, whose total compensation exceeded $100,000 during such fiscal year ends (the "Named Executive Officers").

Summary Compensation Table
Name and principal position (a)	Year (b)	Salary(1) ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen-sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
John A. Jenkins Chairman (1)	2008 2007	150,000 150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	150,000 150,000
Christopher J. Canfield President and Chief Executive Officer (2)	2008 2007	150,000 150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	150,000 150,000
Michael T. McGuane Chief Financial Officer (3)	2008	116,000	-0-	-0-	-0-	-0-	-0-	-0-	116,000
Michael P. Prachar Chief Operating Officer	2008 2007	150,000 150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	150,000 150,000
Matthew D. Liotta Chief Technology Officer (4)	2008	112,500	-0-	-0-	-0-	-0-	-0-	-0-	112,500

(1)  Mr. Jenkins was the Company’s Chairman of the Board and Chief Executive Officer in fiscal 2007.  In October 2008, Mr. Canfield was named the Company’s Chief Executive Officer while Mr. Jenkins remains the Company’s Chairman of the Board.

(2)  Mr. Canfield was the Company’s President and Chief Financial Officer in fiscal 2007 thru September fiscal 2008.  In October of fiscal 2008, Mr. Canfield was named the Company’s Chief Executive Officer.

(3)  Mr. McGuane was named the Company’s Chief Financial in October of fiscal 2008.

(4)  Mr. Liotta currently earns an annual salary of $150,000 and joined the Company on March 28, 2008 with the acquisition of One Ring Networks.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding stock options at October 31, 2008 by the named executive officers.

OUTSTANDING EQUITY AWARDS TABLE (1)

Option Awards
Equity Incentive Plan Awards:
Name and Principal Position	Number of Securities Underlying Unexercised Options		Number of securities underlying unexercised unearned options	Exercise Price	Expiration Date
	Exercisable	Unexercisable
John A. Jenkins Chairman	100,000	-	-	-	-
Christopher J. Canfield Chief Executive Officer	-	-	-	-	-
Michael T. McGuane Chief Financial Officer	200,000	200,000	-	-	-
Michael P. Prachar Chief Operating Officer	-	-	-	-	-
Matthew D. Liotta Chief Technology Officer	-	-	-	-	-

(1) No named executive officer has any stock awards outstanding at October 31, 2008.

Employment Agreements

The Company has not entered into any employment agreements or arrangements, whether written or oral, with any of its named executive officers.

Compensation of Directors

The members of our Board of Directors did not receive any type of compensation from us during the fiscal year ended October 31, 2008 or the first fiscal quarter ended January 31, 2009.  Directors are not compensated for attending Board and committee meetings, though our directors are allowed to participate in our Equity Incentive Plan for services rendered to the Company as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended October 31, 2008, our Compensation Committee was comprised of Larry Vierra and David Hess.  Mr. Vierra serves as the Chairman of the Compensation Committee.

During the fiscal year ended October 31, 2008:

(i) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee;

(ii) none of our executive officers served as a director of another entity, one of whose executive officers served on our Compensation Committee; and

(iii) none of our executive officers served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a member of our Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2008 by (i) each stockholder known by us to beneficially own five percent (5%) or more of the Company’s outstanding common stock, (ii) each of our current directors, (iii) each of our named executive officers and directors and (iv) all of our executive officers and directors as a group.  Except as otherwise indicated below, each of the entities or persons named in the table has sole voting and investment power with respect to all shares of our common stock beneficially owned.  The percentages in this table are based on 136,545,422 shares outstanding, assuming exercise and conversion of all options, warrants and other convertible securities beneficially owned by officers and directors as a group.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock underlying options or warrants or other convertible securities  held by that person that will be exercisable within 60 days of December 31, 2008, are deemed to be outstanding.  Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Beneficial Owner	Number of Shares	Percent
Apex Acquisitions, Inc. (1) P.O. Box 8658 Breckenridge, CO 80424	50,366,420	36.89%
John A. Jenkins (2)	52,380,000	38.36%
Christopher J. Canfield (3)	900,000.66%
Michael T. McGuane (4)	200,000.15%
Michael P. Prachar	-	-
Matthew D. Liotta	1,462,626	1.07%
David R. Hess (5)	1,000,000.73%
Lawrence J. Vierra (6)	825,000.60%
All Executive Officers and Directors as a group (7 persons) (7)	107,134,046	78.46%

(1) Includes (i) 17,966,420 shares held directly, and (ii) 32,400,000 shares of common stock which may be acquired through the conversion of convertible notes (shares from conversion calculated using the closing bid share price at December 31, 2008 of $0.05), all of which are exercisable or convertible within 60 days of December 31, 2008.  Apex is 70% owned by Mr. Canfield and 30% owned by Mr. Prachar, for all shares of common stock.
(2) Includes (i) 19,200,000 shares held directly, (ii) 100,000 shares of common stock which may be acquired through the exercise of options, (iii) 580,000 shares of common stock which may be acquired through the exercise of warrants, (iv) 100,000 shares of common stock held by dependent child, and (v) 32,400,000 shares of common stock which may be acquired through the conversion of a convertible note (shares from conversion calculated using the closing bid share price at December 31, 2008 of $0.05); all of which are exercisable or convertible within 60 days of December 31, 2008.
(3) Includes 900,000 shares of common stock held by dependents living in the same household.
(4) Includes 200,000 shares of common stock which may be acquired through the exercise of options, which are exercisable within 60 days of December 31, 2008.
(5) Includes (i) 1,000,000 shares of common stock, which may be acquired through the exercise of warrants, which are exercisable within 60 days of December 31, 2008.
(6) Includes (i) 795,000 shares held directly, (ii) 30,000 shares of common stock which may be acquired through the exercise of warrants, which are exercisable within 60 days of December 31, 2008.
(7) Calculations based on 136,545,422 shares outstanding, assuming exercise and conversion of all options, warrants and other convertible securities beneficially owned by officers and directors as a group.

Changes in Control

There are no arrangements known to us which may result of a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

In October 2001, we issued 10% convertible notes (the "Notes") to two of our executive officers and one director (the "Related Parties"), each of whom was also a director, who provided financing to our Company in the aggregate principal amount of $1,945,958.  The Notes were issued as follows: (i) a note in the principal amount of $1,745,958 to John Jenkins, our Chairman and former Chief Executive Officer; (ii) a note in the principal amount of $100,000 to our former Executive Vice President and Chief Financial Officer; and (iii) a note in the principal amount of $100,000 to Lawrence Vierra, a director.  With an original maturity date of October 24, 2003, these Notes were amended to mature on February 24, 2004.  Each Note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of the holder at any time.  The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion.  We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.75 per share, which warrants expired on October 24, 2007.

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

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”) for $4,809,750, including acquisition costs of $50,000.  The purchase consideration included a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company’s common stock valued at $3,259,750.  On October 31, 2007, the contingent purchase price consideration was converted to a convertible demand note payable to Apex Acquisitions, Inc. ("Apex”) Apex in the amount of $500,000.  The Company’s Chief Executive Officer and former President and Chief Financial Officer, Christopher Canfield is the majority stockholder of Apex.  Michael Prachar, our Chief Operating Officer, is a minority stockholder of Apex.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement calls for the outstanding note due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of the Apex Notes, including $120,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2008.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman and former Chief Executive Officer.  These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On October 31, 2007, the Company entered into an agreement, which materially modified its debt structure with the Company’s Chairman and former Chief Executive Officer, John Jenkins.  The agreement calls for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of these notes payable to Mr. Jenkins, including $241,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2008.

On March 31, 2008, Apex entered into a subordination agreement with LV, which acted as agent for itself and for the lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex Note was $500,000 at October 31, 2008.

On March 31, 2008, Apex entered into a subordination agreement with LV, which acted as agent for itself and for the lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex Notes was $1,120,000 at October 31, 2008.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with LV, which acted as agent for itself and for the lenders.  The agreement called for Mr. Jenkins’ demand note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of Mr. Jenkins debenture was $500,000 at October 31, 2008.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with LV, which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of Mr. Jenkins’ Notes was $1,120,000 at October 31, 2008.

Director Independence

Our board of directors has determined that it currently has two members who qualify as "independent" as the term is used in Item 407 of Regulation S-K as promulgated by the SEC and Nasdaq’s Marketplace Rule 4200.  The independent directors are Larry Vierra and David Hess.  All of the members of our Audit Committee qualify as independent.  All of the members of each of our Compensation Committees qualify as independent.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by KBA Group LLP for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in the Company's Forms 10-QSBs, including services related thereto, were $110,289 and $108,425 for fiscal 2008 and 2007, respectively.

Tax Fees

None paid to KBA Group, LLP for fiscal 2008 and 2007.

All Other Fees

There were no other fees billed by KBA Group LLP during fiscal 2008 and 2007.

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

In the fiscal year ended October 31, 2008, 100% and 0% of our Audit-Related Fees and Tax Fees, respectively, were pre-approved by the Board of Directors.

The Company shall not hire an audit engagement team member in a financial reporting oversight role where that person has prepared financial statements or exercised influence over the financial statements during the two-year period prior to the date of employment.  The CFO is responsible for the implementation of this policy.

PART IV

Item 15.  Exhibits and Financial Schedules.

Financial Statements; Schedules

Our consolidated financial statements for the fiscal years ending October 31, 2008 and 2007 begin on page F-1 of this annual report on Form 10-K.  We are not required to file any financial statement schedules.

Exhibits

The following is a list of all exhibits filed with this Report, including those incorporated by reference.

2.1 Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc. and US Communications Services, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 9, 1998 , and incorporated herein by reference)

2.2 Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 1998, and incorporated herein by reference)

2.3 Asset Purchase Agreement by and among Affiliated Computed Services, Inc., Canmax and Canmax Retail Systems, Inc. dated September 3, 1998 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 22, 1998 and incorporated herein by reference)

2.4 Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom & Technologies, Inc., Dial Thru International Corporation, a Delaware corporation, Dial Thru International Corporation, a California corporation, and John Jenkins (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed November 17, 1999 and incorporated herein by reference)

2.5 Stock and Asset Purchase Agreement, dated as of September 18, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 29, 2001 and incorporated herein by reference)

2.6 First Amendment to Stock and Asset Purchase Agreement, dated as of September 21, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.2 to the Company's Current Form 8-K filed October 29, 2001 and incorporated herein by reference)

2.7 Second Amendment to Stock and Asset Purchase Agreement, dated as of October 12, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.3 to the Company's Current Report on Form 8-K filed October 29, 2001 and incorporated herein by reference)

2.8 Third Amendment to Stock and Asset Purchase Agreement, dated as of October 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.4 to the Company's Current Report on Form 8-K filed December 28, 2001 and incorporated herein by reference)

2.9 Fourth Amendment to Stock and Asset Purchase Agreement, dated as of November 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed December 28, 2001 and incorporated herein by reference)

2.10 Asset Purchase Agreement, dated as of October 25, 2005, by and between Integrated Communications, Inc. and Dial Thru International Corporation (filed as Exhibit 2.5 to the Company's Current Report on Form 8-K filed October 31, 2005 and incorporated herein by reference)

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999  and incorporated herein by reference)

3.2 Amended and Restated Bylaws of Dial Thru International Corporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 and incorporated herein by reference)

3.3 Amendment to Certificate of Incorporation dated January 11, 2005 and filed with the State of Delaware on January 13, 2005 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and incorporated herein by reference)

3.4 Amendment to Certificate of Incorporation dated October 28, 2005 and filed with the State of Delaware on November 1, 2005 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 and incorporated herein by reference)

4.1 Securities Purchase Agreement issued January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.2 Registration Rights Agreement dated January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.2 to the Company's Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.3 6% Convertible Debenture of Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.3 to the Company's Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.4 Common Stock Purchase Warrant dated January 28, 2002 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.4 to the Company's Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.5 Securities Purchase Agreement issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.6 Secured Promissory Note issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.7 Common Stock Purchase Warrant issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.8 Registration Rights Agreement issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.9 Securities Purchase Agreement issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.10 Promissory Note issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.11 Common Stock Purchase Warrant issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.12 Secured Promissory Note dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.13 Common Stock Purchase Warrant dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.14 Common Stock Purchase Warrant dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.3 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.15 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.16 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.6 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.17 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.7 to the Company's Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.18 Securities Purchase Agreement dated March 8, 2007 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.19 10% Secured Convertible Debenture dated March 8, 2007 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.2 to the Company's Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.20 Common Stock Purchase Warrant dated March 8, 2007 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.21 Security Agreement dated March 8, 2007 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.22 Subordination Agreement dated March 8, 2007 between Rapid Link, Incorporated Charger Investments, LLC and Trident Growth Fund, L.P. (filed as Exhibit 4.5 to the Company's Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.23 Securities Purchase Agreement dated March 8, 2007 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.24 10% Secured Convertible Debenture dated March 8, 2007 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.7 to the Company's Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.25 Common Stock Purchase Warrant dated March 8, 2007 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.26 Security Agreement dated March 8, 2007 between Rapid Link Incorporated and Charger Investments, LLC (filed as Exhibit 4.9 to the Company's Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.27 Secured Term A Note dated as of March 31, 2008 by Rapid Link, Incorporated and its subsidiaries and issued to Valens Offshore SPV II, Corp (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

4.28 Common Stock Purchase Warrant dated as of March 31, 2008 between VALENS OFFSHORE SPV II, CORP., and Rapid Link, Incorporated (filed as Exhibit 4.3 to the Company's Form 8-K filed on April 10, 2008, and incorporated herein by reference)

4.29 Secured Promissory Note dated July 11, 2008 between Rapid Link, Inc. and Valens U.S. SPV I, LLC (filed as Exhibit 4.2 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

4.30 Secured Revolving Note dated July 11, 2008 between Rapid Link, Inc. and Valens U.S. SPV I, LLC (filed as Exhibit 4.3 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference

4.31 Amended and Restated Deferred Purchase Price Note dated July 11, 2008 between Rapid Link, Incorporated and Laurus Master Fund, Ltd. (filed as Exhibit 4.4 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

4.32 Common Stock Purchase Warrant dated July 11, 2008 between VALENS U.S. SPV I, LLC, and Rapid Link, Incorporated (filed as Exhibit 4.5 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

4.33 Amended and Restated Deferred Purchase Price Note dated July 11, 2008 between Rapid Link, Incorporated and Valens U.S. SPV I, LLC (filed as Exhibit 4.6 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

4.34 Common Stock Purchase Warrant dated October 31, 2008 between Rapid Link, Incorporated and VALENS U.S. SPV I, LLC (filed as Exhibit 4.2 to the Company's Form 8-K filed on November 6, 2008, and incorporated herein by reference)

10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-3, File No. 333-33523, and incorporated herein by reference)

10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998, and incorporated herein by reference)

10.3 Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins (filed as Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000and incorporated herein by reference)

10.4 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.5 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.6 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.7 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Incorporated and GCA Strategic Investment Fund Limited dated November 2, 2005 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

10.8 Stock Purchase Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 3, 2007 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference)

10.9 Amendment No. 1 to Stock Purchase Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 5, 2007 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference)

10.10 Stock Pledge Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 5, 2007 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference)

10.11 Secured Recourse Promissory Note dated as of May 5, 2007 made by Rapid Link, Incorporated in favor of Apex Acquisitions, Inc. (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference)

10.12 Fifth Allonge to 10% Convertible Note of Dial Thru International Corporation in favor of John Jenkins, dated September 14, 2007 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.13 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and GCA Strategic Investment Fund Limited dated September 14, 2007 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.14 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and Global Capital Funding Group, L.P. dated September 14, 2007 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.15 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and GCA Strategic Investment Fund Limited dated August 15, 2007 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.16 Amendment Number 3 to 6% Convertible Debenture between GCA Strategic Investment Fund Limited and Rapid Link, Incorporated, formerly known as Dial Thru International Corporation dated September 14, 2007 (filed as Exhibit 10.5 to the Company's Form Current Report on 8-K filed on September 20, 2007, and incorporated herein by reference)

10.17 Amendment Number 4 to 6% Convertible Debenture between GCA Strategic Investment Fund Limited and Rapid Link, Incorporated, formerly known as Dial Thru International Corporation dated September 14, 2007 (filed as Exhibit 10.6 to the Company's Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.18 Amendment Number 1 to Secured Promissory Note due February 28, 2008 between Global Capital Funding Group, L.P. and Rapid Link, Inc., formerly known as Dial Thru International Corporation dated September 14, 2007 (filed as Exhibit 10.7 to the Company's Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.19 Amendment Number 1 to Secured Promissory Note due March 30, 2007 between Global Capital Funding Group, L.P. and Rapid Link, Inc., formerly known as Dial Thru International Corporation dated September 14, 2007 (filed as Exhibit 10.8 to the Company's Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.20 Security Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, One Ring Networks, Inc., Telenational Communications, Inc. and the lenders set forth therein (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.21 Registration Rights Agreement issued March 31, 2008 between Rapid Link, Incorporated and Valens Offshore SPV II, Corp. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.22 Stock Pledge Agreement dated as of March 31, 2008, between LV ADMINISTRATIVE SERVICES INC., and Rapid Link, Incorporated, (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.23 Management Services dated as of March 31, 2008 by and among Rapid Link, Incorporated and iBroadband, Inc., and iBroadband Networks, Inc.  (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.24 Extension Agreement dated as of March 8, 2008 by and between Trident Growth Fund, L.P., and Rapid Link Incorporated, (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.25 Subordination Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, and the lenders set forth therein and Trident Growth Fund, L.P. (filed as Exhibit 10.6 to the Company's Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.26 Subordination Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, and the lenders set forth therein and Global Capital Funding Group, L.P. (filed as Exhibit 10.7 to the Company's Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.27 Subordination Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, and the lenders set forth therein and GCA Strategic Investment Fund Limited (filed as Exhibit 10.8 to the Company's Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.28 Subordination Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, and the lenders set forth therein and John Jenkins (filed as Exhibit 10.9 to the Company's Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.29 Subordination Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, and the lenders set forth therein and Apex Acquisitions, Inc. (filed as Exhibit 10.10 to the Company's Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.30 Amendment No.1 to the Security Agreement, Secured Term A Note, Secured Term B Note and Deferred Purchase Price Notes dated as of July 11, 2008 by and among Rapid Link, Incorporated and LV Administrative Services, Inc. (filed as Exhibit 10.1 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.31 Registration Rights Agreement dated as of July 31, 2008 between Rapid Link, Incorporated and Valens.  (filed as Exhibit 10.2 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.32 Funds Escrow Agreement dated as of July 11, 2008 between Rapid Link, Inc., Telenational Communications, Inc., Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens Offshore SPV II Corp. and together with Valens US and Laurus, and Loeb & Loeb LLP.  (filed as Exhibit 10.3 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.33 Intellectual Property Security Agreement dated as of July 11, 2008 by Telenational Communications, Inc. and LV Administrative Services Corp., as administrative agent for the lender set forth therein.  (filed as Exhibit 10.4 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.34 Secured Party General Conveyance and Bill of Sale dated July 11, 2008 between Laurus Master Fund, Ltd., iBroadband, Inc., and Rapid Link, Incorporated including its subsidiaries.  (filed as Exhibit 10.5 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.35 Collateral Assignment dated July 11, 2008 by Rapid Link, Incorporated to LV Administrative Services, Inc., as administrative and collateral agent to the Lenders.  (filed as Exhibit 10.6 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.36 Amendment Number 5 to Securities Purchase Agreement dated July 11, 2008 between Rapid Link, Inc. and Global Capital Funding Group.  (filed as Exhibit 10.7 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.37 Amendment Number 6 dated as of July 11, 2008 to 6% Convertible Debenture between Rapid Link, Inc. and GCA Strategic Investment Fund Limited.  (filed as Exhibit 10.8 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.38 Amendment Number 7 dated July 11, 2008 to Securities Purchase Agreement between Rapid Link, Inc. and GCA Strategic Investment Fund Limited.  (filed as Exhibit 10.9 to the Company's Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.39 Amendment No.2 to the Security Agreement and Amendment No.1 to the Secured Revolving Note dated as of October 31, 2008 by and among Rapid Link, Incorporated, and LV Administrative Services, Inc. and (b) Amendment No.1 to the Secured Revolving Note dated July 11, 2008 issued by Rapid Link, Incorporated in favor of Valens U.S. SPV I, LLC.  (filed as Exhibit 10.1 to the Company's Form 8-K filed on November 6, 2008, and incorporated herein by reference)

14.1 Code of Business Conduct and Ethics for Employees, Executive Officers and Directors (filed as Exhibit 14.1 to the Company’s report on Form 10-K for the fiscal year ended October 31, 2003 and incorporated herein by reference)

21.1 Subsidiaries of the Registrant (filed herewith)

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

RAPID LINK, INCORPORATED (Registrant)

/s/ Christopher J. Canfield
Christopher J. Canfield Chief Executive Officer, Treasurer and Director
Date: January 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ JOHN A. JENKINS	Chairman of the Board, and Secretary	January 27, 2009
John A. Jenkins

/s/ CHRISTOPHER J. CANFIELD	Chief Executive Officer, Treasurer and Director (Principal Executive Officer)	January 27, 2009
Christopher J. Canfield

/s/ MICHAEL T. MCGUANE	Chief Financial Officer (Principal Accounting Officer)	January 27, 2009
Michael T. McGuane

/s/ MATTHEW D. LIOTTA	Director	January 27, 2009
Matthew D. Liotta

/s/ LAWRENCE J. VIERRA	Director	January 27, 2009
Lawrence J. Vierra

/s/ DAVID R. HESS	Director	January 27, 2009
David R. Hess

RAPID LINK, INCORPORATED AND SUBSIDIARIES
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rapid Link, Incorporated

We have audited the accompanying consolidated balance sheets of Rapid
Link, Incorporated and subsidiaries (the “Company”) as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rapid Link, Incorporated and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations during each of the last two fiscal years.  Additionally, at October 31, 2008, the Company's current liabilities exceeded its current assets by $2.1 million and the Company has a shareholders' deficit totaling $2.9 million.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans as they relate to these issues are also explained in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, on November 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

/s/ KBA GROUP LLP
Dallas, Texas
January 27, 2009

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$230,841	$496,306
Accounts receivable, net of allowance of $178,618 and $53,584, respectively	950,089	1,090,954
Prepaid expenses	44,790	36,537
Other current assets	327,665	200,809
Total current assets	1,553,385	1,824,606

Property and equipment, net	2,394,188	273,390
Customer lists, net	1,954,414	2,536,400
Goodwill	5,174,012	3,107,062
Deposits and other assets	484,675	98,032
Deferred financing fees, net	672,144	-

Total assets	$12,232,818	$7,839,490

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,595,714	$2,319,099
Accrued interest (including $21,600 and $0, respectively, to related parties)	231,329	227,037
Other accrued liabilities	507,501	617,455
Deferred revenue	313,979	66,113
Deposits and other payables	75,486	77,106
Capital lease obligations, current portion	585,002	-
Convertible notes, current portion, net of debt discount of $0 and $151,515, respectively	162,500	1,690,985
Convertible notes payable to related parties, current	-	1,000,000
Related party notes, current	-	50,000
Notes payable, current portion, net of debt discount of $23,470 and $0, respectively	140,447	-
Net current liabilities from discontinued operations	-	1,162,000
Total current liabilities	3,611,958	7,209,795

Capital lease obligations, less current portion	742,784	-
Convertible notes, less current portion	2,261,277	1,201,277
Convertible notes payable to related parties, less current portion	3,240,000	2,240,000
Notes payable, less current portion, net of debt discount of $483,873 and $0, respectively	5,288,030	-
Total liabilities	15,144,049	10,651,072

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 175,000,000 shares authorized; 69,847,444 and 65,161,544 shares issued and 69,835,422 and 65,149,522 shares outstanding at October 31, 2008 and October 31, 2007, respectively	69,848	65,162
Additional paid-in capital	50,386,214	48,976,402
Accumulated deficit	(53,312,423)	(51,798,275)
Treasury stock, at cost; 12,022 shares	(54,870)	(54,870)
Total shareholders' deficit	(2,911,231)	(2,811,581)

Total liabilities and shareholders' deficit	$12,232,818	$7,839,490

The accompanying notes are an integral part of these consolidated financial statements.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2008	2007

Revenues	$17,238,948	$17,326,035

Costs and expenses:
Costs of revenues	11,705,294	12,559,905
Sales and marketing	826,856	1,212,355
General and administrative	4,797,336	3,403,674
Depreciation and amortization	1,384,526	928,427
Gain on forgiveness of liabilities	(163,750)	-
(Gain) loss on disposal of property and equipment	(4,240)	10,061
Gain on legal settlements	-	(415,213)
	18,546,023	17,699,209

Operating loss	(1,307,075)	(373,174)

Other income (expense):
Noncash financing expense	(457,388)	(1,043,261)
Related party noncash financing expense	-	(33,089)
Interest expense	(544,523)	(284,414)
Related party interest expense	(259,669)	(269,836)
Foreign currency exchange gain (loss)	(7,493)	4,839
	(1,269,073)	(1,626,211)

Net loss from continuing operations	(2,576,148)	(1,999,384)

Discontinued operations
Gain on disposal of discontinued operations	1,062,000	-

Net loss	$(1,514,148)	$(1,999,384)

Loss per share:
Basic and diluted weighted average shares outstanding	67,944,322	53,618,865
Basic and diluted loss per share from continuing operations	$(.04)	$(.04)
Basic and diluted income per share from discontinued operations	.02	-
Basic and diluted loss per share	$(.02)	$(.04)

The accompanying notes are an integral part of these consolidated financial statements.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount
			Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, October 31, 2006	51,181,994	$51,182	$(54,870)	$47,248,729	$(49,798,891)	$(2,553,850)

Issuance of common stock in connection with conversion of convertible notes and accrued interest	12,622,407	12,622	-	1,317,378	-	1,330,000
Issuance of common stock for cash	357,143	358	-	24,642	-	25,000
Issuance of warrants in connection with extension of convertible debt	-	-	-	278,950	-	278,950
Share-based compensation expense	-	-	-	17,703		17,703
Issuance of common stock for acquisition of Communications Advantage and Web Breeze	1,000,000	1,000	-	89,000	-	90,000

Net loss	-	-	-	-	(1,999,384)	(1,999,384)

Balance, October 31, 2007	65,161,544	65,162	(54,870)	48,976,402	(51,798,275)	(2,811,581)

Issuance of common stock for cash	800,000	800	-	119,200	-	120,000
Issuance of common stock for acquisition of One Ring Networks	3,885,900	3,886	-	315,507	-	319,393
Share-based compensation expense	-	-	-	35,330	-	35,330
Issuance of warrants in connection with amendments, issuance or extension of debentures	-	-	-	939,775	-	939,775

Net loss	-	-	-	-	(1,514,148)	(1,514,148)

Balance, October 31, 2008	69,847,444	$69,848	$(54,870)	$50,386,214	$(53,312,423)	$(2,911,231)

The accompanying notes are an integral part of these consolidated financial statements.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,514,148)	$(1,999,384)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash interest expense	457,388	1,076,350
Depreciation and amortization	1,384,526	928,427
Bad debt expense	79,043	88,812
(Gain) loss on disposal of property and equipment	(4,240)	10,061
Share-based compensation expense	35,330	17,703
Non-cash gain on forgiveness of liabilities	(163,750)	-
Non-cash gain on legal settlements	-	(135,000)
Non-cash gain on disposal of discontinued operations	(1,062,000)	-
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	198,354	125,801
Prepaid expenses and other current assets	(235,300)	167,209
Deposits and other assets	(67,434)	19,925
Accounts payable	(1,256,915)	116,027
Accrued liabilities	364,076	351,018
Deferred revenue	213,282	(117,397)
Deposits and other payables	(4,650)	10,216
Net cash provided by (used in) operating activities	(1,576,438)	659,136

Cash flows from investing activities:
Purchases of property and equipment	(122,145)	(7,048)
Proceeds from sale of property and equipment	4,240	300
Cash acquired in One Ring acquisition	25,396	-
Advances to One Ring	(30,000)	-
Cash acquired in iBroadband acquisition	25,560	-
Net cash used in investing activities	(96,949)	(6,748)

Cash flows from financing activities:
Reduction of bank overdrafts	-	(101,097)
Proceeds from sale of common stock	120,000	25,000
Proceeds from notes payable	3,324,538	-
Payment on convertible debentures	(1,085,910)	-
Payment of financing fees	(496,745)	-
Payments on capital leases	(403,961)	-
Payments on related party notes and shareholder advances	(50,000)	(110,121)
Net cash provided by (used in) financing activities	1,407,922	(186,218)

Net increase (decrease) in cash and cash equivalents	(265,465)	466,170

Cash and cash equivalents, beginning of year	496,306	30,136

Cash and cash equivalents, end of year	$230,841	$496,306

Supplemental disclosure of cash flow information:
Interest paid	$531,151	$165,500

Supplemental schedule of non cash investing and financing activities:
Issuance of common stock in connection with conversion of convertible notes and accrued interest	$-	$430,000
Fair value of common stock issued in connection with One Ring acquisition	319,393	-
Capital leases assumed in connection with One Ring Networks acquisition	379,766	-
Debt assumed in connection with iBroadband acquisition	2,583,160	-
Accrued interest to related party converted to note payable to related party	-	426,953
Accrued interest converted to note payable	-	218,453
Fair value of common stock issued in connection with Communications Advantage and Web Breeze acquisition	-	90,000
Issuance of common stock to related party in connection with conversion of convertible notes and accrued interest	-	900,000
Note issued in connection with Communications Advantage and Web Breeze acquisition	-	50,000
Fair value of warrants issued in connection with amendments, issuance or extension of debt	939,775	278,950
Property and equipment acquired with capital leases	1,343,332	-
Vehicle purchased with note payable	24,598	-

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

The Company’s product focus is to provide a variety of voice and data services over its own facilities using alternative access methods.  These services include local and long distance calling, internet access, and wholesale services to carriers.  With the addition of the advanced technology and management expertise acquired in the acquisition of One Ring Networks during the second quarter of fiscal 2008, the Company continues to build-out an extensive hybrid fiber wireless network allowing its customers to access services without relying on the local exchange carrier (LEC).  The Company’s strategy includes providing service via its own facilities to insure reliable delivery of its current and future services.  Fixed wireless technology allows for swift and cost efficient deployment of high-speed networks.  The Company will utilize WiMAX and other carrier-grade equipment operating in microwave and millimeter-wave spectrum bands.  Through organic growth and acquisitions in targeted areas, the Company believes it will possess a strategic advantage over carriers that do not provide their own network access.  The Company believes that its strategy of “owning” the customer by providing the service directly, rather than utilizing the networks of others, is important to its success.  This strategy insures that the Company can provide its bundled products and communication services without the threat of compromised service quality from underlying carriers, and at significant cost savings when compared with other technologies.

Financial Condition

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital.  The Company has an accumulated deficit of approximately $53 million as of October 31, 2008, as well as a working capital deficit of approximately $2.1 million.  For the fiscal year ended October 31, 2008, the Company improved its working capital deficit approximately $3.3 million from October 31, 2007.  For the fiscal year ended October 31, 2008, the Company’s net loss was approximately $1.5 million, on revenues of $17.2 million.  Included in net loss for the fiscal year ended October 31, 2008 was a gain on disposal of discontinued operations of approximately $1 million.

Funding of the Company's working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment.  The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company.  Failure to obtain sufficient capital could materially affect the Company's operations in the short term and hinder expansion strategies.  The Company continues to explore external financing opportunities.  Historically, some of the Company’s funding has been provided by a major shareholder.  At October 31, 2008, approximately 25% of the Company’s debt is due to the senior management and a Director of the Company, as well as an entity owned by senior management.

The Company’s operating history makes it difficult to accurately assess its general prospects in the hybrid fiber wireless broadband internet sector of the Diversified Communication Services industry and the effectiveness of its business strategy.  As of the date of this report, a majority of the Company’s revenues are not derived from broadband internet services.  Instead, the Company generated most of its revenues from retail fixed-line and wholesale communication services.  In addition, the Company has limited meaningful historical financial data upon which to forecast its future sales and operating expenses.  The Company’s future performance will also be subject to prevailing economic conditions and to financial, business and other factors.  Accordingly, the Company cannot assure that it will successfully implement its business strategy or that its actual future cash flows from operations will be sufficient to satisfy debt obligations and working capital needs.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2008.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition

Long distance revenue

Revenues generated by international re-origination, domestic residential and enterprise long distance service, and international wholesale termination, which represent the primary sources of the Company’s revenues, are recognized as revenue based on minutes of customer usage.  Revenue from these services is recognized monthly as services are provided.  The Company records payments received in advance as deferred revenue until such services are provided.

Alternative access revenues

The acquisition of One Ring Networks further enhances the Company’s ability to provide services via fixed wireless and fiber optic transport.  Revenues generated through the sale of voice and data services via fixed wireless and fiber optic transport, which are an increasingly significant component of the Company’s revenues, are based on set capacity limits, and generally carry recurring monthly charges for up to three year contracted terms.  Revenue from these services is recognized monthly as services are provided.  The Company records payments received in advance as deferred revenue until such services are provided.

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

Accounts Receivable

Trade accounts receivable are due from commercial enterprises and residential users in both domestic and international markets.  Trade accounts receivable are stated at the amount the Company expects to collect.  The Company regularly monitors credit risk exposures in accounts receivable and maintains a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms.  Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company's future provision for doubtful accounts.  Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required.  The Company reviews its credit policies on a regular basis and analyzes the risk of each prospective customer individually in order to minimize risk.  Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Interest is typically not charged on overdue accounts receivable.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization.  Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years.  Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life of the related asset ranging from two to five years.  Expenditures for repairs and maintenance are charged to expense as incurred.  Major renewals and betterments are capitalized.

Goodwill

The Company reviews goodwill for impairment annually or more frequently if impairment indicators arise.  Impairment indicators include (i) a significant decrease in the market value of an asset, (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

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

The Company performs its annual impairment test of goodwill as of October 31 of each year.  The valuation process appraised the Company's enterprise value using a combination of market capitalization and multiples of earnings valuation techniques.  The valuation process indicated that the enterprise fair value exceeded the carrying value of the Company's net assets and liabilities.  Accordingly, the Company concluded that no impairment of goodwill existed at October 31, 2008 and 2007.

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

Convertible Debt Obligations

When applicable, the Company calculates the value of the beneficial conversion feature embedded in its debt borrowings in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," and records the calculated amount as debt discount.  Debt discount is amortized over the term of the corresponding debt obligation using the interest method.

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

Shares issuable upon the exercise of stock options, warrants, and convertible debentures are excluded from the calculation of net loss per share for the years ended October 31, 2008 and 2007, as their effect would be antidilutive.  Potentially issuable shares from outstanding stock options, warrants and convertible debentures amounted to 121,365,906 and 70,128,410 shares, respectively, as of October 31, 2008 and 2007.

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

Noncash share-based compensation costs recorded in general and administrative expenses for the fiscal year ended October 31, 2008 and 2007 were $35,330 and $17,703, respectively.  During the fiscal year ended October 31, 2008, there were 400,000 stock options granted to employees.  The Company issues new shares of common stock upon exercise of stock options.  As of October 31, 2008, the total unrecognized compensation cost related to non-vested options was $46,247, and the weighted average period over which it will be recognized is 2.38 years.

Recent Accounting Pronouncements

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

NOTE 3 - ACQUISITIONS

iBroadband Networks, Inc. and iBroadband of Texas, Inc.

On July 11, 2008, the Company purchased certain assets and assumed certain liabilities of iBroadband Networks, Inc. and iBroadband of Texas, Inc. (“iBroadband”).  Consideration given in the asset purchase totaled approximately $2.82 million, which consisted of the Company assuming certain liabilities and secured promissory notes of approximately $240 thousand and $2.58 million, respectively.  Interest accrues at 10% per annum on the assumed secured promissory notes and is payable monthly commencing the month after the notes were assumed.  The outstanding principal matures and shall be due on March 31, 2011.

The Company acquired the following net assets from iBroadband:

Tangible assets acquired:
Property and equipment	$658,567
Accounts receivable and other	259,688
Cash	25,560
943,815
Customer list	177,449
Goodwill	1,700,384
Total assets acquired	2,821,648

Liabilities assumed:
Accounts payable	(238,488)
Notes payable	(2,583,160)
Total liabilities assumed	(2,821,648)
Net assets acquired	$-

The purpose of the iBroadband acquisition was two-fold.  Significantly, the assets of iBroadband Networks, Inc., and iBroadband of Texas, Inc. are highly complementary to our existing business, particularly the operations of our subsidiary One Ring Networks, Inc.  Secondly, the seller of the assets agreed to purchase (2) 36 month, 10% notes from the Company for the purpose of restructuring existing debt and providing needed operating capital.  The acquisition was accounted for using the purchase method of accounting.  The customer list will be amortized over its useful life of two years.  The purchase price allocated to customer list was determined by management's estimate of the value associated with each acquired customer.  Goodwill represents the excess of consideration given over the fair value of assets acquired and liabilities assumed.  The goodwill acquired is expected to be deductible for federal income tax purposes.  The results of operations of iBroadband are included in the Company’s results of operations from July 11, 2008, the effective date of the acquisition.

One Ring Networks, Inc.

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc. ("One Ring") for consideration of 3,885,900 common shares and 114,100 warrants valued at $319,393.  Additional contingent consideration can be attained with certain performance objectives being achieved as well as the price of the Company’s common stock.  The value of the issued stock was determined to be $310,872 and was calculated using the average quoted price of $0.08 per share, which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after the date the terms of the acquisition were agreed to and announced.  In addition, the Company issued 114,100 warrants to purchase common stock at $.12 per share valued at $8,521.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 1.65; and a life of the warrants of five years.

Additional contingent consideration includes Secondary Shares, True Up Shares, and True Up Cash, and is based on performance objectives for One Ring being achieved within certain time periods.  Payment of the additional contingent consideration will occur in fiscal 2009 and include the issuance of shares of the Company’s common stock as payment of the Secondary Shares and True-Up Shares, and promissory notes issued by the Company to One Ring shareholders as payment of True-Up Cash.  The Company is currently in the process of determining the amount of additional contingent consideration and estimates that approximately 4 million shares of the Company’s common stock will be issued as payment of Secondary Shares and True Up Shares, and estimates that approximately $600,000 of promissory notes will be issued as payment of the True Up Cash.  These amounts will be recorded in fiscal 2009 when the contingencies are resolved and the additional consideration is distributable.  The contingent consideration based on earnings, will result in an additional cost of the acquisition when resolved and distributable.  The contingent consideration based on security prices, will result in a reduction in the value of previously issued securities in the acquisition.

The Company acquired the following net assets from One Ring:

Tangible assets acquired:
Property and equipment	$213,868
Capital lease equipment	379,765
Accounts receivable and other	202,372
Cash	25,396
821,401
Customer list	15,601
Goodwill	366,566
Total assets acquired	1,203,568

Liabilities assumed:
Accounts payable	(195,041)
Accrued liabilities and other	(275,341)
Notes payable	(34,028)
Capital lease obligations	(379,765)
Total liabilities assumed	(884,175)
Net assets acquired	$319,393

The purpose of the One Ring acquisition was to acquire an existing carrier class network for the transport of voice and data, and an experienced management team.  Through this effort, we further evolve our goal of becoming a provider of communication services via fixed wireless and fiber optic transport of voice and data.  The acquisition was accounted for using the purchase method of accounting.  The customer list will be amortized over its useful life of two years.  The purchase price allocated to customer list was determined by management's estimates of the value associated with each acquired customer.  The goodwill acquired is not expected to be deductible for federal income tax purposes.  The results of operations of One Ring are included in the Company’s results of operations from March 31, 2008, the effective date of the acquisition.  Goodwill represents the excess of consideration given over the fair value of assets acquired and liabilities assumed.

Communications Advantage, LLC and Web-Breeze Networks, LLC.

On October 31, 2007, the Company acquired 100% of the assets of Communications Advantage, LLC (“Communications Advantage”), and Web-Breeze Networks, LLC (“Web Breeze”) for $375,000.  The purchase consideration consisted of a cash payment of $75,000, a promissory note of $50,000, issuance of common stock valued at $90,000, forgiveness of amounts due totaling $95,000 and an additional $65,000 to be paid during fiscal year 2008.  The common stock issued was valued at $0.09 per share, which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and after the acquisition date.  The assets include a sizable wireless broadband network in a rural geographic area of California that fits into the Company’s niche market business model, a base of customers and revenues that are immediately accretive to our revenues and earnings, and a staff of tenured professionals with vast knowledge and experience in the wireless broadband sector.

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

Unaudited Pro Forma Summary Information

The following unaudited pro forma summary approximates the consolidated results of operations as if the Communications Advantage, Web Breeze, One Ring, and iBroadband acquisitions had occurred as of November 1, 2006, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense.  The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

	Year Ended October 31,
	2008	2007
Unaudited pro forma information:
Revenues	$19,868,928	$22,709,157
Net loss	$(2,518,506)	$(3,566,398)
Basic and diluted net loss per share	$(0.03)	$(0.06)
Weighted average shares outstanding	69,835,422	59,302,025

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2008 and 2007:

	2008	2007	Est. Life
Telephone switch equipment	$1,416,556	$675,151	3-5 yrs.
Computer software	1,097,672	1,093,045	3-5 yrs.
Computer equipment	222,085	186,706	3-5 yrs.
Furniture and fixtures	158,279	154,561	5-7 yrs.
Leasehold improvements	41,982	41,494	5-7 yrs.
Installation equipment	139,888	-	3 yrs.
Vehicles	56,803	-	3 yrs.
Equipment held under capital leases	1,613,349	-	2-5 yrs.
	4,746,614	2,150,957
Less: accumulated depreciation and amortization	(2,352,426)	(1,877,567)
Property and equipment, net	$2,394,188	$273,390

Amortization of assets held under capital leases is included with depreciation expense and totaled $395,978 and $0 for fiscal 2008 and 2007, respectively.  Property and equipment depreciation and amortization expense totaled $609,490 and $152,325 in fiscal 2008 and 2007, respectively.

NOTE 5 – CUSTOMER LISTS

Customer lists acquired from Telenational, Integrated, Communications Advantage, One Ring and iBroadband and corresponding accumulated amortization at October 31, 2008 and 2007 were as follows:

	2008	2007	Est. Life
Customer lists	$3,923,735	$3,730,685	2-5 yrs.
Less: accumulated amortization	(1,969,321)	(1,194,285)	-
Customer lists, net	$1,954,414	$2,536,400

Amortization expense totaled $775,036 in fiscal 2008 and $772,142 in fiscal 2007.  Based on capitalized customer lists at October 31, 2008, and assuming no impairment of these customer lists, estimated amortization expense amounts in future fiscal years are as follows:

Year Ending October 31,
2009	$839,725
2010	764,689
2011	350,000
Total	$1,954,414

At October 31, 2008, the weighted average remaining life of the customer lists is 2.53 years.

NOTE 6 – CAPITAL LEASES, CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES

The Company has various debt and capital lease obligations as of October 31, 2008 including amounts due to independent institutions and related parties.  Descriptions of these obligations are included below.  The following tables summarize outstanding debt and capital leases as of October 31, 2008 and 2007:

Information as of October 31, 2008

Brief Description of Debt	Balance	Int. Rate	Maturity Date	Discount	Net
Notes payable, current
Vehicles	$13,917	7%	Varies	-	$13,917
Valens Offshore (Valens II)	85,000	10%	3/31/2011	12,398	72,602
Valens U.S. SPV I	65,000	10%	3/31/2011	11,072	53,928
Convertible notes, current
Global Telecom Solutions	120,000	5%	4/30/2012		120,000
Other	42,500	10%	2/28/2008	-	42,500
Capital lease obligations, current	585,002	8%	Varies	-	585,002
Notes payable, less current portion
Vehicles	38,743	7%	Varies	-	38,743
Valens Offshore (Valens II)	1,715,000	10%	3/31/2011	252,570	1,462,430
Valens U.S. SPV I	1,435,000	10%	3/31/2011	231,303	1,203,697
Laurus Master Fund (Deferred)	2,290,451	10%	3/31/2011	-	2,290,451
Valens U.S. SPV I (Deferred)	292,709	10%	3/31/2011	-	292,709
Convertible notes, less current portion
GCA-Debenture	630,333	6%	6/30/2011	-	630,333
GCA-Debenture	570,944	6%	6/30/2011	-	570,944
GC-Conote	180,000	-	6/30/2011	-	180,000
Trident-Debenture	600,000	10%	6/30/2011	-	600,000
Global Telecom Solutions	280,000	5%	4/30/2012	-	280,000
Convertible notes payable to related parties, less current portion	3,240,000	8%	6/30/2011	-	3,240,000
Capital lease obligations, less current portion	742,784	8%	Varies	-	742,784

The following is a summary, by year, of the future minimum payments required under debt and capital lease obligations as of October 31, 2008:

Years ending October 31,
2009	$911,419
2010	2,312,898
2011	9,410,657
2012	91,931
2013	29,107
Thereafter	171,371
Total	$12,927,383

Information as of October 31, 2007

Brief Description of Debt	Balance	Int. Rate	Maturity Date	Discount	Net
Convertible notes, current
GC-Conote	$1,200,000	10.08%	2/28/2008	$151,515	$1,048,485
Debenture	600,000	10%	3/8/2008	-	600,000
Other	42,500	10%	2/28/2008		42,500
Related party notes, current	50,000	10%	4/30/2008	-	50,000
Convertible notes payable to related parties, current	1,000,000	8%	On Demand	-	1,000,000
Convertible notes, long-term
GCA-Debenture	630,333	6%	10/31/2009	-	630,333
GCA-Debenture	570,944	6%	10/31/2009	-	570,944
Convertible notes payable to related parties, long-term	2,240,000	8%	11/01/2009	-	2,240,000

Notes Payable - Vehicles

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc., which included the assumption of two notes for vehicles.  The agreements call for monthly payments of $485 and $368, respectively, and interest accrues at 0% and 7.02%, respectively.  The principal balance of these two notes at October 31, 2008 was $13,095 and $15,732, respectively, and the notes mature on January 31, 2011, and November 30, 2012, respectively.

On August 15, 2008, the Company purchased a vehicle for $34,538, which included a cash payment of $10,000 a five–year note payable for $24,538, which matures on August 14, 2013.  The agreement calls for monthly payments of $440, which includes interest at an annual percentage rate of 2.82% on the outstanding principal balance.  The principal balance of this note at October 31, 2008 was $23,832.

Global Telecom Solutions - Convertible Note

On April 30, 2008, the Company entered into a four-year financing agreement with Global Telecom Solutions (“GTS”) in the principal amount of $460,000 as repayment of carrier costs payable to GTS in the same amount.  The unsecured convertible note called for monthly payments of $10,000 and interest accrues at 5% per annum, and may be converted at any time into common stock of the Company at market price with a floor conversion price of $.10 per common share.  The market price will be the closing bid price on Bloomberg the day prior to the receipt by Company from GTS to convert all or a portion of note at any time during the term of the note.  The Company may prepay the note by paying 100% of the outstanding principal and accrued interest.  The principal balance of this note at October 31, 2008 was $400,000.

Valens II Term A Note

Effective March 31, 2008, the Company modified its debt structure by entering into a Security Agreement with L.V. Administrative Services, Inc. (“L.V.”) and certain lenders (“Lenders”) including Valens U.S. SPV I (“Valens”), and Valens Offshore SPV II Corp. (“Valens II”).  L.V. acts as administrative and collateral agent for the Lenders.  Upon the signing of the Security Agreement, Valens II provided the Company with $1,800,000 of gross financing, and the Company issued Valens II a 10% Secured Term A Note (“Valens II Term A”) in the principal amount of $1,800,000.  As collateral agent for the Lenders, L.V. maintains a continuing security interest in and lien upon all assets of Company.  The Company has also executed a Stock Pledge Agreement pledging all of the stock of Telenational and One Ring to L.V. on behalf of the Lenders.

In connection with the sale of the Term A Note, The Company issued Valens II a common stock purchase warrant to purchase 5,625,000 common shares at $0.01 per share.  These warrants were valued at $441,903 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 165%; and a life of the warrants of five years.  The relative fair value of the warrants of $354,799 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term A note using the interest method.  The Company recognized $89,831 of non-cash financing expense associated with these warrants using the interest method during the fiscal year ended October 31, 2008.  The unamortized debt discount at October 31, 2008 was $264,968.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens II Security Agreement, which resulted in $375,778 of deferred financing fees, of which $95,143 was expensed using the interest method as noncash financing fees during the fiscal year ended October 31, 2008.

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

On October 31, 2008, the Company issued warrants to purchase 8,750,000 Company shares of its common stock upon exercise at $0.01 per share to Valens in consideration for amendments to the Security Agreement dated March 31, 2008.  These warrants were valued at $288,066 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 3.75%; volatility factor of the expected market price of the Company's common stock of 125%; and a life of the warrants of five years.  The relative fair value of the warrants of $288,066 was recorded as an asset and will be amortized monthly as non-cash financing fees using the straight-line method beginning fiscal year 2009 and ending March 31, 2011, which is the maturity date of the Term A Note.

Valens Term B Note

On July 14, 2008 the Company completed the terms and conditions set forth in the Security Agreement dated as of March 31, 2008, and further amended on July 11, 2008, to obtain additional financing by and among L.V. and certain other lenders (“Lenders”).  The completed financing agreement includes Valens U.S. SPV I (“Valens”) purchasing a secured term note (“Term B Note”), the Lenders agreeing to lend secured revolving loans under certain conditions including the Company attaining specific financial covenants, and Laurus Master Fund and Valens purchasing secured promissory notes related to the asset purchase of iBroadband Networks, Inc., a Texas corporation, and iBroadband of Texas, Inc., a Delaware corporation in the amounts of approximately $2.3 million and $293 thousand, respectively.  As collateral agent for the Lenders, L.V. maintains a continuing security interest in and lien upon all assets of Company.

Effective July 14, 2008, Valens purchased from the Company a 10% secured term note (“Term B Note”) in the principal amount of $1.5 million and a warrant to purchase 4,437,870 shares of common stock at $0.01 per share.  Interest accrues at 10% per annum and is payable monthly commencing August 1, 2008.  Amortizing payments of principal shall commence on October 1, 2009 of $65,000 per month, plus accrued interest and any other fees then due.  The Term B Note matures on March 31, 2011.  The Company may prepay the Term B Note by paying 100% of the outstanding principal and repaying all amounts owed under the Security Agreement and all ancillary documents.

The sale of the Term B Note and Warrant was dated as of July 11, 2008.  The Company received gross proceeds of $1,500,000.  Of the gross proceeds, approximately $26,500 was directed to pay legal fees for investors’ counsel, $94,500 was directed to Valens for administrative fees, and $420,000 was used as principal payment on the GC-Conote to Global.  The remaining $959,000 was retained by the Company.

In connection with the sale of the Term B Note, the Company issued Valens a common stock purchase warrant to purchase 4,437,870 common shares at $0.01 per share.  These warrants were valued at $349,478 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 171%; and a life of the warrants of five years.  $283,440 represented cash received relative to the warrants and the remaining amount of $1,216,560 was allocated to the Term B Note resulting in a debt discount of $283,440.  The relative fair value of the warrants of $283,440 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term B note using the interest method.  The Company recognized $41,066 of expense associated with these warrants for the fiscal year ended October 31, 2008.  The unamortized debt discount at October 31, 2008 was $242,375.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens Security Agreement, which resulted in $120,967 of deferred financing fees, of which $17,526 was expensed as noncash financing fees using the interest method for the fiscal year ended October 31, 2008.  The unamortized deferred financing fees at October 31, 2008 were $103,441.

Deferred Purchase Price Notes

Concurrent with the Valens Term B financing arrangement, the Company purchased the assets of iBroadband and assumed secured promissory notes in the aggregate amount of approximately $2.58 million (“Deferred Purchase Price Notes”), including approximately a $293,000 loan from Valens and a $2.3 million loan from Laurus Master Fund.  As collateral agent for the Lenders, L.V. maintains a continuing security interest in and lien upon all assets of Company.  Interest accrues at 10% per annum and is payable monthly commencing the month after the Notes were assumed.  The outstanding principal of both notes is due on their maturity date, March 31, 2011.  The Company may prepay these Deferred Purchase Price Notes by paying 100% of the outstanding principal and repaying all amounts owed under the Security Agreement and all ancillary documents.

GC-Conote

On March 31, 2008, Global Capital Funding Group, LP (“Global”), which is the holder of the GC-Conote, modified its debt structure with the Company by entering into a subordination agreement with L.V., acting as agent for itself and the Lenders.  The agreement calls for the GC-Conote to become subordinate to the Valens II Term A note.  In connection with the subordination agreement, Global subordinated all claims and security interests it may have against any of the assets of the Company, to the security interests granted by the Company to L.V., acting as collateral agent for the Lenders.  In addition, Global extended the maturity date of two debentures to June 30, 2011 (see below “GCA Debentures”).  In consideration, the Company made a principal payment of $600,000 on the GC-Conote and agreed to pay Global the principal sum of $420,000 upon closing of the Term B Note; with the remainder of the outstanding principal amount of $180,000, which shall not accrue interest after March 31, 2008.  The GC-Conote is convertible at any time into common shares of the Company at the conversion price equal to 80% of the average of the three lowest volume weighted average sales prices as reported by Bloomberg L.P. during the twenty Trading Days immediately preceding the related Notice of Conversion.  However, the conversion price of the Company’s stock is not to be lower than $0.10 and not to exceed $0.25.

As of July 11, 2008, and upon closing of the Valens II Term B note, the Company paid Global the principal sum of $420,000 on the GC-Conote.  In consideration for the principal payment of $420,000, Global forgave accrued interest in the amount of $163,750, and is restricted from the selling of any shares of the Company’s common stock for a period of two years from the effective date of the amendment to the GC-Conote.  The Company recorded $163,750 as “Gain on Forgiveness of Liabilities” in its Consolidated Statement of Operations for fiscal 2009.  In addition, Global agreed that there are no additional cash monies owed to Global by the Company other than the remaining principal balance of $180,000 of the GC-Conote.  The principal balance of the GC-Conote is $180,000 at October 31, 2008.

GCA Debentures

As of October 31, 2008, GCA Strategic Investment Fund Limited (“GCA”) held two Company convertible debentures having principal amounts of $630,333 and 570,944, respectively.  The conversion terms of the debentures allow the Company to elect to pay in GCA cash in lieu of conversion.  Additionally, GCA is limited to only converting up to 4.99% ownership at a time and there is a floor of $.10 per share on the conversion which limits the number of common shares for which the notes are convertible into.

On March 31, 2008, GCA modified its debt structure with the Company by entering into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the GCA debentures to become subordinate to the Valens II Term A note.  In connection with the subordination agreement, GCA subordinated all claims and security interests it may have against any of the assets of the Company, including VoIP technology and certain equipment, to the security interests granted by the Company to L.V., acting as collateral agent for the Lenders.  The Company may prepay the GCA debentures by paying 100% of the outstanding principal and accrued interest.  In addition, GCA extended the maturity date of the two debentures to June 30, 2011, and is restricted from the selling of any shares of the Company’s common stock for a period of two years from the effective date of this amendment.

Trident Debenture

As of October 31, 2008, “Trident Growth Fund, L.P. (“Trident”) held a Company convertible debenture having a principal balance of $600,000.  The debenture is convertible into common stock of the Company at $.14 per common share.

During the second quarter of fiscal 2007, Trident extended the $600,000 debenture with an original due date of March 8, 2007 to March 8, 2008.  In connection with the extension, the Company issued Trident 1,200,000 additional warrants, resulting in deferred financing fees of $83,708, of which $29,401 and $54,307 was expensed as noncash interest expense during fiscal years 2008 and 2007, respectively.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; volatility factor of the expected market price of the Company's common stock of 287%; and an expected life of the warrants of four years.  Also in connection with extension, the Company issued Trident additional warrants to purchase 150,000 shares of the Company’s stock at $.10 per share during fiscal 2008.  The fair value of the warrants of $8,966 was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; dividend yield of 0%; volatility factor of the expected market price of the Company's common stock of 295%, and a life of the warrants of four years.  The Company recognized $8,966 of expense associated with the warrants during fiscal year 2008.

On March 31, 2008, Trident modified its debt structure with the Company by entering into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Trident debenture to become subordinate to the Valens II Term A note.  In connection with the subordination agreement, Trident subordinated all claims and security interests it may have against any of the assets of the Company, to the security interests granted by the Company to L.V., acting as collateral agent for the Lenders.  In addition, Trident agreed to extend the maturity date of the principal amount of the $600,000 debenture to June 30, 2011.  In consideration for the subordination and maturity date extension, the Company issued Trident a common stock purchase warrant to purchase 60,000 common shares of the Company’s stock at $0.07 per share.  The fair value of the warrants totaled $4,503 and was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 165%; and a life of the warrants of five years.  The Company recognized $4,503 of expense associated with the warrants during the fiscal year ended October 31, 2008.  The Company may prepay the Trident debenture by paying 100% of the outstanding principal and accrued interest.

Debenture

During the second quarter of fiscal 2007, a $400,000 debenture with an original due date of March 8, 2007 was extended to March 8, 2008.  In connection with the extension, the Company issued 800,000 warrants, resulting in deferred financing fees of $55,805, of which $19,534 and $36,271 was expensed as noncash interest expense during fiscal years 2008 and 2007, respectively.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; volatility factor of the expected market price of the Company's common stock of 287%; and a life of the warrants of four years.  On October 31, 2007, debentures totaling $350,000 were converted into 2,500,000 shares of common stock, and $50,000 of debentures were transferred by the debenture holders to John Jenkins, the Company’s Chairman.  As of October 31, 2008 and 2007, the principal balance of the debenture was $0 and $0, respectively.

Related Party Notes

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”) for $4,809,750, including acquisition costs of $50,000.  The purchase consideration included a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company’s common stock valued at $3,259,750.  On October 31, 2007, the contingent purchase price consideration was converted to a convertible demand note payable to Apex Acquisitions, Inc. ("Apex”) in the amount of $500,000.  The Company Chief Executive Officer is the majority stockholder of Apex.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement called for the outstanding note originally due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of the Apex Note, including $120,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2008 and 2007.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman.  These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with the Company’s Chairman, John Jenkins.  The agreement called for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  The outstanding balance of these notes payable to Mr. Jenkins, including $241,000 of accrued interest that was rolled into the note, was $1,120,000 at October 31, 2008 and 2007.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex note was $500,000 at October 31, 2008 and 2007.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex notes was $1,120,000 at October 31, 2008 and 2007.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ demand note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of this note was $500,000 at October 31, 2008 and 2007.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of this note was $1,120,000 at October 31, 2008 and 2007.

Mr. Jenkins and APEX may at any time elect to convert their related party convertible notes into common stock of the Company using a conversion price equal to the bid price at the day of conversion as shown on Bloomberg.  In connection with the subordination agreements, Mr. Jenkins and APEX subordinated all claims and security interests it may have against any of the assets of the Company, to the security interests granted by the Company to L.V., acting as collateral agent for the Lenders.  The Company may prepay the related party notes to Mr. Jenkins and to APEX by paying 100% of the outstanding principal and accrued interest.

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

On April 23, 2008, the Company entered into a four-year lease agreement with Graybar Financial Services (“Graybar 2”) and acquired equipment valued at approximately $53,514.  The agreement calls for monthly payments of approximately $1,289.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

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

On June 1, 2008, the Company entered into a two-year lease agreement with Farnam and acquired equipment valued at approximately $169,528.  The agreement calls for monthly payments of approximately $7,089.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On July 16, 2008, the Company entered into a three-year lease agreement with Leaf Financial Corporation (“Leaf”) and acquired equipment valued at approximately $71,082.  The agreement calls for monthly payments of approximately $2,198.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On July 27, 2008, the Company entered into a ten-year lease agreement with AGL Networks, Inc. (“AGL”) and acquired equipment valued at approximately $302,844.  The agreement calls for monthly payments of approximately $3,650.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On September 1, 2008, the Company entered into a three-year lease agreement with AEL Financial Services, LLC (“AEL 1”) and acquired equipment valued at approximately $32,805.  The agreement calls for monthly payments of approximately $1,017.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On September 1, 2008, the Company entered into a three-year lease agreement with AEL Financial Services, LLC (“AEL 2”) and acquired equipment valued at approximately $59,958.  The agreement calls for monthly payments of approximately $1,831.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On September 17, 2008, the Company entered into a three-year lease agreement with General Electric Capital Corporation (“GE”) and acquired equipment valued at approximately $71,715.  The agreement calls for monthly payments of approximately $2,247.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On October 1, 2008, the Company entered into a two-year lease agreement with Farnam and acquired equipment valued at approximately $269,699.  The agreement calls for monthly payments of approximately $11,404.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

The Company accounts for these leases in accordance with SFAS No. 13 “Accounting for Leases”.  The following table summarizes the Company’s outstanding capital lease obligations as of October 31, 2008:

Information as of October 31, 2008
Brief Description of Capital Lease	Equipment Value	Lease Term Ends	Monthly Payment	Capital Lease Obligations
				Short-term	Long-term
Graybar-1	$52,868	11/01/2012	$1,058	$9,638	$33,986
Graybar-2	53,514	04/23/2012	1,289	12,388	33,063
Farnam-3	56,216	08/01/2009	3,691	32,355	-
Farnam-4	83,391	10/01/2009	4,899	52,141	-
Farnam-5	90,367	12/01/2009	4,809	55,286	4,809
Farnam-6	107,439	04/30/2010	4,827	53,677	28,487
Farnam-7	121,488	05/31/2010	5,840	64,514	40,079
Farnam-8	169,528	05/31/2010	7,089	78,309	48,648
Farnam-9	269,700	10/01/2010	11,404	122,670	121,372
Huntington	22,888	05/07/2011	708	7,317	11,417
Leaf	71,082	07/16/2011	2,198	22,422	39,368
AGL	302,844	07/27/2018	3,650	21,158	275,072
AEL-1	32,805	09/01/2011	1,017	10,164	20,875
AEL-2	58,958	09/01/2011	1,831	18,304	37,593
GE	71,715	09/17/2011	2,247	24,659	48,015
				$585,002	$742,784

Total payments due under capital leases	$1,536,848
Less amount representing interest	(209,062)
Present value of minimum payments	1,327,786
Less current portion of capital lease obligations	585,002
Capital lease obligations, less current portion	$742,784

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

During fiscal 2008, the Company issued 3,885,900 shares of its common stock in connection with the acquisition of 100% of the outstanding stock of One Ring Networks, Inc., valued at $310,872 at the date of issuance.

During fiscal 2008, the Company sold 300,000 shares of its common stock for $45,000 to Matthew Liotta, the Company’s Chief Technology Officer.

During fiscal 2008, the Company sold 500,000 shares of its common stock for $75,000 to an unrelated party.

The following table describes stock reserved for future issuances at October 31, 2008:
Number of Shares
Options (1)	4,000,000
Warrants	26,911,970
Convertible debt (2)	94,523,484
125,435,454

(1) The Company’s 2002 Equity Incentive Plan, as amended, authorizes the Board of Directors to grant options to purchase up to 4,000,000 shares of the Company’s common stock.
(2) Assumes conversion on October 31, 2008 under the terms of the related agreements.  In addition, specific Company convertible notes allow the Company to elect to pay in cash in lieu of conversion.  Additionally, the debt holders are limited to only converting up to 4.99% ownership at a time and there is a floor of $.10 per share on the conversion which does therefore limit the number of common shares for which the debt is convertible into.

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

During fiscal 2008, the Company did not provide wholesale services to any single customer who accounted for more than 10% of revenues. During the same period, two of the Company's suppliers accounted for approximately 22% and 19% of the Company's total costs of revenues, respectively. At October 31, 2008, one customer accounted for 23% of the Company's trade accounts receivable. During fiscal 2007, the Company did not provide wholesale services to any single customer who accounted for more than 10% of revenues. During the same period, three of the Company's suppliers accounted for approximately 31%, 22%, and 12% of the Company's total costs of revenues, respectively. At October 31, 2007, one customer accounted for 10% of the Company's trade accounts receivable.

Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a long-term material impact on its business.

Information regarding the Company's domestic and foreign revenues is as follows:

	South Africa	All other foreign revenues	Domestic	Total
Fiscal 2008	$1,159,119	$5,478,000	$10,601,829	$17,238,948
Fiscal 2007	$1,334,620	$5,028,530	$10,962,885	$17,326,035

During fiscal 2008, 7% of the Company's revenue was generated from customers in South Africa.  During fiscal 2007, 8% of the Company's revenue was generated from customers in South Africa.  No individual foreign country held more than 10 percent of the Company’s long-lived assets as of October 31, 2008 and 2007.

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company’s 401(k) Plan (the “Plan”) is a defined contribution plan covering all domestic employees of the Company.  The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k).  For fiscal 2008 and 2007, the Company matched participant contributions 50% on every dollar deferred to a maximum of 6% of compensation.  The Company's matching funds are subject to a six-year vesting schedule from the date of original employment.  Company contributions charged to expense during fiscal 2008 and 2007 were $35,330 and $17,703, respectively.  For fiscal year 2009, the Company does not intend to match participant contributions into the Plan.

NOTE 10 - GAIN ON LEGAL SETTLEMENTS

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

NOTE 11 - GAIN ON DISPOSAL OF DISCONTINUED OPERATIONS

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

NOTE 12 - STOCK OPTIONS AND WARRANTS

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

The Company's stock option activity for the two years ended October 31, 2008 was as follows:
	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Options outstanding at October 31, 2006	1,242,500	$0.10 – 0.14	$0.12
Options granted	400,000	0.05	0.05
Options exercised	-	-	-
Options cancelled	(452,500)	0.10 – 0.13	0.11
Options outstanding at October 31, 2007	1,190,000	0.05 – 0.14	0.10
Options granted	400,000	0.08	0.08
Options exercised	-	-	-
Options cancelled	(40,000)	0.13	0.13
Options outstanding at October 31, 2008	1,570,000	$0.05 – 0.14	$0.10

The weighted average grant date fair value of options granted during fiscal 2008 was $0.07 per share.  All options granted during fiscal 2008 were to employees.  The aggregate intrinsic value of exercisable options outstanding at October 31, 2008 was $4,000 based on the closing price of the Company’s common stock of $.07 per share on October 31, 2008.  The weighted average remaining contractual term of exercisable options outstanding at October 31, 2008 was 4.2 years, and the weighted average remaining contractual term of exercisable and non-exercisable options outstanding at October 31, 2008 was 3.1 years.  The total unrecognized cost related to non-vested options at October 31, 2008 was $46,247, and the weighted average period over which it will be recognized is 2.4 years.

The following table summarizes information about employee compensatory stock options outstanding at October 31, 2008:

	Options Outstanding			Options Exercisable
Range of Average Exercise Prices	Number Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.05	400,000	3.93	$0.05	200,000	$0.05
$0.08	400,000	1.86	0.08	-	-
$0.12 - $0.14	770,000	4.23	0.13	265,000	0.13
	1,570,000	3.09	$0.10	465,000	$0.10

Warrants

Warrant Issuances to Employees

Employee warrant activity for the two years ended October 31, 2008 was as follows:

	Number of Shares	Warrants Price Per Share	Weighted Average Exercise Price
Warrants outstanding at October 31, 2006	2,042,433	$.13 - .78	$.62
Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants cancelled	(402,433)	.75	.75
Warrants outstanding at October 31, 2007	1,640,000	$.13 - .16	$.14
Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants cancelled	-	-	-
Warrants outstanding at October 31, 2008	1,640,000	$.13 - .16	$.14

Warrants issued to employees that were exercisable at October 31, 2008 and 2007 totaled 1,640,000.  The weighted average remaining contractual term of employee warrants outstanding at October 31, 2008 was 2.5 years.

Warrant Issuances to Non-Employees

Non-employee warrant activity for the two years ended October 31, 2008 was as follows:
	Number of Shares	Warrants Price Per Share	Weighted Average Exercise Price
Warrants outstanding at October 31, 2006	4,835,000	$0.11 - 2.00	$0.36
Warrants granted	7,100,000	.09 - .10	0.10
Warrants exercised	-	-	-
Warrants cancelled	(100,000)	0.40 – 2.00	1.20
Warrants outstanding at October 31, 2007	11,835,000	0.10 - 0.78	0.20
Warrants granted	19,136,970	.01 - .12	0.01
Warrants exercised	-	-	-
Warrants cancelled	(5,700,000)	0.10 – 0.78	0.10
Warrants outstanding at October 31, 2008	25,271,970	$0.01 - 0.38	$0.05

See discussion of warrants in (“NOTE 6 – CAPITAL LEASES, CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES”).

NOTE 13 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at October 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets
Net operating loss carryovers	$15,242,872	$16,292,411
Accounts receivable	47,130	18,219
Property and equipment	-	30,586
Goodwill and customer lists	73,453	-
Warrants	54,296	54,296
Accrued liabilities	31,181	25,552
Total gross deferred tax assets	15,448,932	16,421,064

Deferred tax liabilities
Property and equipment	(16,464)	-
Goodwill and customer lists	-	(14,632)
Total gross deferred tax liabilities	(16,464)	(14,632)

Net deferred tax assets	15,432,468	16,406,432
Valuation allowance	(15,432,468)	(16,406,432)
Net deferred assets	$-	$-

The following is a reconciliation of the Company’s income tax expense (benefit) at the statutory rate to the income tax expense (benefit) at the effective tax rate:

	2008	2007
Income tax benefit at statutory rate	$(501,210)	$(679,791)
Permanent differences	160,733	370,891
Net Operating Loss Expiration	1,439,818	751,994
Change in valuation allowance	(973,964)	(500,179)
Other	(125,377)	57,085
	$-	$-

At October 31, 2008, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $45 million, which expire in 2009 through 2028.  Utilization of U.S. net operating losses is subject to annual limitations provided for by the Internal Revenue Code.  The annual limitation may also result in the expiration of net operating losses before utilization.

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

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases, including Related Party Lease

The Company leases its corporate office and branch office facilities under various noncancelable operating leases with terms expiring at various dates through 2016.  The operational and administrative headquarters facility is leased through June 2011 from Apex Communications, Inc., an entity owned by executive officers of the Company.  In addition, office space is leased to support operating divisions located in California, Georgia, Texas, and in South Africa.  The California, Texas and South Africa leases are month-to-month.  Rent expense for office operating leases was $229,766 and $196,940 during fiscal year 2008 and 2007, respectively. Rent expense to Apex was $134,860 and $134,860 for fiscal year 2008 and 2007, respectively.

Future minimum lease payments under noncancelable operating leases as of October 31, 2008 are as follows:

Year Ending October 31,	Related Party	Other	Total
2009	$134,860	$22,847	$157,707
2010	134,860	34,889	169,749
2011	89,907	35,864	125,771
2012	-	36,840	36,840
2013	-	37,852	37,852
2014	-	38,915	38,915
2015	-	39,989	39,989
2016	-	41,088	41,088
Total minimum lease payments	$359,627	$288,284	$647,911

Future minimum lease payments for office rent relate to the Apex and Georgia operating leases.

Facilities Leases

The Company has obligations under various Facilities License Agreements (“Facilities Leases”) to commercial property owners related to communications and information technology equipment which is used in the Company’s wireless network services and owned by the Company housed within or atop the commercial property.  The Facilities Leases generally have terms of one to three years, require monthly payments between $150 and $5,000 and are renewed regularly.  A portion of the Company’s Facilities Leases contain escalation clause which provide for cost of living adjustments each year.  Total expense under these Facilities Leases was approximately $195,000 for the fiscal year ended October 31, 2008 and is included within cost of services in the accompanying statements of operations.

Legal Proceedings

The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Cygnus Telecommunications Technology, LLC.  On June 12, 2001, Cygnus Telecommunications Technology, LLC ("Cygnus"), filed a patent infringement suit (case no. 01-6052) in the United States District Court, Central District of California, with respect to the Company's "international re-origination" technology. On March 29, 2007 the United States District Court in San Jose, California ruled that all Cygnus “international re-origination” patents are invalid, and dismissed all cases against Rapid Link (fka Dial Thru International Corporation) and related parties.  Subsequently, Appellate Courts have upheld prior Court Rulings, and as a result, the Company believes that it is no longer subject to any further legal action by Cygnus.

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

Coastline Capital. The Company filed a lawsuit against Coastline Capital on May 5, 2008 for Declaratory Relief from interference in the Valens and Laurus debenture transactions and Coastline Capital subsequently sued the Company on June 23, 2008 for broker’s fees on the same transaction.  The Company does not believe any fees are due on the transaction pursuant to the non-exclusiveness of the contract and other contractual provisions.  As a result, the Company will pursue this lawsuit and defense adamantly, and believes that no fees will be due Coastline Capital.

NOTE 15 – SUBSEQUENT EVENTS

Additional contingent consideration includes Secondary Shares, True Up Shares, and True Up Cash, and is based on performance objectives for One Ring being achieved within certain time periods.  Payment of the additional contingent consideration will occur in fiscal 2009 and include the issuance of shares of the Company’s common stock as payment of the Secondary Shares and True-Up Shares, and promissory notes issued by the Company to One Ring shareholders as payment of True-Up Cash.  The Company is currently in the process of determining the amount of additional contingent consideration and estimates that approximately 4 million shares of the Company’s common stock will be issued as payment of Secondary Shares and True Up Shares, and estimates that approximately $600,000 of promissory notes will be issued as payment of the True Up Cash.  These amounts will be recorded in fiscal 2009 when the contingencies are resolved and the additional consideration is distributable.  The contingent consideration based on earnings, will result in an additional cost of the acquisition when resolved and distributable.  The contingent consideration based on security prices, will result in a reduction in the value of previously issued securities in the acquisition.

As of January 22, 2009, the Company has a balance due of approximately $386,000 on its revolving line of credit.  See (“NOTE 6 – CAPITAL LEASES, CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES”).

EXHIBIT INDEX

NO.	DESCRIPTION OF EXHIBIT

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Independent Registered Public Accounting Firm (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)