Form 10-Q
period 2009-01-31
RAPID LINK INC
filed 2009-03-17
CIK 913659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________

COMMISSION FILE NUMBER 0-22636

RAPID LINK, INCORPORATED
(Name of issuer in its charter)
5408 N. 99th Street;  Omaha, NE   68134
(Address of principal executive offices) (Zip Code)

(402) 392-7561
Issuer’s telephone number

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

As of March 12, 2009, there were 71,862,827 shares of registrant’s common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
	January 31, 2009	October 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$606,948	$230,841
Accounts receivable, net of allowance of $178,618	1,025,682	950,089
Prepaid expenses	36,686	44,790
Other current assets	9,615	327,665
Total current assets	1,678,931	1,553,385

Property and equipment, net	2,272,814	2,394,188
Customer lists, net	1,744,483	1,954,414
Goodwill	5,174,012	5,174,012
Deposits and other assets	493,146	484,675
Deferred financing fees, net	586,784	672,144

Total assets	$11,950,170	$12,232,818

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Revolving line of credit	$312,269	$-
Accounts payable	1,783,353	1,595,714
Accrued interest (including $123,478 and $21,600, respectively, to related parties)	335,668	231,329
Other accrued liabilities	361,166	507,501
Deferred revenue	269,363	313,979
Deposits and other payables	13,319	75,486
Capital lease obligations, current portion	576,414	585,002
Convertible notes, current portion	162,500	162,500
Notes payable, current portion, net of debt discount of $278,392 and $23,470, respectively	335,619	140,447
Total current liabilities	4,149,671	3,611,958

Capital lease obligations, less current portion	698,949	742,784
Due to sellers	595,790	-
Convertible notes, less current portion	2,231,277	2,261,277
Convertible notes payable to related parties, less current portion	3,240,000	3,240,000
Notes payable, less current portion, net of debt discount of $155,987 and $483,873, respectively	5,162,377	5,288,030
Total liabilities	16,078,064	15,144,049

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 175,000,000 shares authorized; 71,874,849 and 69,847,444 shares issued and 71,862,827 and 69,835,422 shares outstanding at January 31, 2009 and October 31, 2008, respectively	71,875	69,848
Additional paid-in capital	50,423,821	50,386,214
Accumulated deficit	(54,568,720)	(53,312,423)
Treasury stock, at cost; 12,022 shares	(54,870)	(54,870)
Total shareholders' deficit	(4,127,894)	(2,911,231)

Total liabilities and shareholders' deficit	$11,950,170	$12,232,818

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended January 31,
	2009	2008

Revenues	$4,856,630	$4,013,479

Costs and expenses:
Costs of revenues	3,292,884	2,715,771
Sales and marketing	143,667	232,887
General and administrative	1,399,402	817,701
Depreciation and amortization	457,009	218,289
Gain on disposal of property and equipment	(2,072)	-
Gain on legal settlements	(231,658)	-
	5,059,232	3,984,648

Operating (loss) income	(202,602)	28,831

Other income (expense):
Noncash financing expense	(158,325)	(154,189)
Interest expense	(232,438)	(64,485)
Related party interest expense	(65,988)	(65,269)
Foreign currency exchange gain (loss)	(1,154)	2,324
	(457,905)	(281,619)

Net loss	$(660,507)	$(252,788)

Loss per share:
Basic and diluted weighted average shares outstanding	70,891,430	65,149,522
Basic and diluted loss per share	$(.01)	$-

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ending January 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(660,507)	$(252,788)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Noncash financing expense	158,325	154,189
Depreciation and amortization	457,009	218,289
Bad debt expense	-	(1,027)
Gain on disposal of property and equipment	(2,072)	-
Share-based compensation expense	9,509	8,794
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	(75,593)	159,514
Prepaid expenses and other current assets	235,151	(167)
Deposits and other assets	81,542	12,545
Accounts payable	187,639	(514,855)
Accrued liabilities	(41,996)	(174,050)
Deferred revenue	(44,616)	179,571
Deposits and other payables	(62,168)	(14,541)
Net cash provided by (used in) operating activities	242,223	(224,526)

Cash flows from investing activities:
Purchases of property and equipment	(23,887)	(10,156)
Proceeds from sale of property and equipment	2,072	-
Net cash used in investing activities	(21,815)	(10,156)

Cash flows from financing activities:
Proceeds from revolving line of credit	1,649,000	-
Proceeds from sale of common stock	30,125	-
Payments on revolving line of credit	(1,336,731)	-
Payments on capital leases	(153,249)	(3,231)
Payments on notes	(33,446)	-
Net cash provided by (used in) financing activities	155,699	(3,231)

Net increase (decrease) in cash and cash equivalents	376,107	(237,913)

Cash and cash equivalents, beginning of period	230,841	496,306

Cash and cash equivalents, end of period	$606,948	$258,393

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - NATURE OF BUSINESS

Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries (collectively referred to as “Rapid Link” or the “Company”), have served as facilities-based, communication companies providing various forms of voice and data services to customers around the world.  Rapid Link provides a multitude of communication services targeted to small and medium sized businesses, as well as individual consumers.  These services include the transmission of voice and data traffic over public and private networks.  The Company also sells foreign and domestic termination of voice traffic into the wholesale market. The Company’s product focus is to provide a variety of voice and data services over its own facilities using alternative access methods.  These services include broadband internet access, wholesale services to carriers, as well as local and long distance calling.  Fixed wireless technology allows for swift and cost efficient deployment of high-speed networks.  The Company utilizes WiMAX and other carrier-grade equipment operating in microwave and millimeter-wave spectrum bands.  As a leading Alternative Access Provider, Rapid Link has added a full portfolio of managed network services to respond to increasing demand from enterprise customers. Rapid Link leverages its extensive hybrid fiber and fixed wireless network assets currently serving eight major metropolitan areas. In a Rapid Link managed network, customers’ locations can be connected to the national point of presence (“POP”) via fiber, fixed wireless, or leased lines.  The result is a network architecture comprising best of breed access and high performance routing, which deliver consistent, cost-effective performance within a distributed enterprise environment.

Through organic growth and acquisitions in targeted areas, the Company believes it possesses a strategic advantage over carriers that do not provide their own network access.  The Company believes that its strategy of “owning” the customer by providing the service directly, rather than utilizing the networks of others, is important to its success.  This strategy insures that the Company can provide its bundled products and communication services without the threat of compromised service quality from underlying carriers, and at significant cost savings when compared with other technologies.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial data for the three months ended January 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2008.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three months ended January 31, 2009 and 2008 have been made.  The results of operations for the three months ended January 31, 2009 are not necessarily indicative of the expected operating results for the full year.

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

Revenue Recognition

Alternative access revenues

Revenues generated through the sale of voice and data services via fixed wireless and fiber optic transport, are an increasingly significant component of the Company’s revenues, are based on set capacity limits, and generally carry recurring monthly charges for up to three year contracted terms.  Revenue from these services is recognized monthly as services are provided.  The Company records payments received in advance as deferred revenue until such services are provided.

Long distance revenue

Revenues generated by domestic residential and enterprise long distance service, domestic and international wholesale termination, and international re-origination, which represent the primary sources of the Company’s revenues, are recognized as revenue based on minutes of customer usage.  Revenue from these services is recognized monthly as services are provided.  The Company records payments received in advance as deferred revenue until such services are provided.

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

Long-Lived Assets

Long-lived assets, including the Company’s customer lists, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows.  The impairment loss is the difference between the carrying amount and the fair value of the asset.  Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Financial Condition

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital.  The Company has an accumulated deficit of approximately $54 million as of January 31, 2009, as well as a working capital deficit of approximately $2.6 million.  For the fiscal year ended October 31, 2008, the Company’s net loss was approximately $1.5 million, on revenues of $17.2 million.  For the three months ended January 31, 2009, the Company’s net loss was approximately $660,000.

Funding of the Company's working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment.  The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company.  Failure to obtain sufficient capital could materially affect the Company's operations in the short term and hinder expansion strategies.  The Company continues to explore external financing opportunities.  Historically, some of the Company’s funding has been provided by a major shareholder.  At January 31, 2009, approximately 25% of the Company’s debt is due to the senior management and a Director of the Company, as well as an entity owned by senior management.

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

NOTE 3 – CONTINGENT CONSIDERATION

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc. ("One Ring") for initial consideration of 3,885,900 common shares and 114,100 warrants valued at $319,393.  The purchase price also contained contingent consideration, which included Secondary Shares, True Up Shares, and True Up Cash, and is based on performance objectives for One Ring being achieved within certain time periods.  The issuance of the True Up Shares and True Up Cash are based on the market price of the Company’s stock.  The Company intends to issue shares of its common stock as payment of the True Up Shares and Secondary Shares, and will issue promissory notes to One Ring Shareholders as payment of True Up Cash in the second quarter of fiscal 2009.

At December 31, 2008, The Company calculated the contingent consideration consisting of True Up Shares and True Up Cash to be 1,489,475 and $595,790, respectively, including 445,639 common shares and $178,255, respectively, issued to Matthew Liotta, the Company’s Chief Technology Officer.  The True Up Shares were valued at the fair market value of the Company’s common stock at the end of the True Up period as defined.  The fair value of the True Up Cash and the fair value of the True Up Shares were recorded as a reduction in the value of the previously issued common stock in connection with the acquisition.  The Company intends to issue promissory notes and shares of its common stock during the second quarter of fiscal 2009 as payment of the True Up Cash and True Up Shares.  Additional contingent consideration includes Secondary Shares, which will be calculated and recorded in the second quarter of fiscal 2009 when the contingency is resolved.  The fair value of any Secondary Shares will be recorded as an additional cost of the acquisition.

NOTE 4 – UNAUDITED PRO FORMA SUMMARY INFORMATION

The Company acquired One Ring and Ibroadband during the second and third quarters of fiscal 2008, respectively.  The following unaudited pro forma summary approximates the consolidated results of operations as if the One Ring and iBroadband acquisitions had occurred as of November 1, 2007, after giving effect to certain adjustments, including amortization of specifically identifiable intangibles and interest expense.  The pro forma financial information does not purport to be indicative of the results of operations that would have occurred had the transactions taken place at the beginning of the period presented or of future results of operations.

	Three Months Ended January 31,
	2009	2008
Revenues	$4,856,630	$5,005,064
Net loss	$(660,507)	$(841,126)
Basic and diluted net loss per share	$(.01)	$(.01)
Weighted-average shares of common stock outstanding (basic and diluted)	70,891,430	70,891,430

NOTE 5 – STOCK-BASED COMPENSATION

Noncash share-based compensation costs recorded in general and administrative expenses for the three months ended January 31, 2009 and 2008 were $9,509 and $8,794, respectively.  During the three months ended January 31, 2009, there were no new stock options granted, exercised, or canceled.  The Company issues new shares of common stock upon exercise of stock options.

As of January 31, 2009, the total unrecognized compensation cost related to non-vested options was $36,737, and the weighted average period over which it will be recognized is 2.08 years.

NOTE 6 – CAPITAL LEASES, CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES

The Company has various debt and capital lease obligations as of January 31, 2009 including amounts due to independent institutions and related parties.  Descriptions of these obligations are included below.  The following tables summarize outstanding debt and capital leases as of January 31, 2009:

Information as of January 31, 2009

Brief Description of Debt	Balance	Int. Rate	Maturity Date	Discount	Net
Notes payable, current
Vehicles	$14,010	7%	Varies	-	$14,010
Valens Offshore (Valens II)	340,000	10%	3/31/2011	147,211	192,889
Valens U.S. SPV I	260,000	10%	3/31/2011	131,280	128,720
Convertible notes, current
Global Telecom Solutions	120,000	5%	4/30/2012	-	120,000
Other	42,500	10%	2/28/2008	-	42,500
Capital lease obligations, current	576,414	8%	Varies	-	576,414
Notes payable, less current portion
Vehicles	35,204	7%	Varies	-	35,204
Valens Offshore (Valens II)	1,460,000	10%	3/31/2011	79,238	1,380,762
Valens U.S. SPV I	1,240,000	10%	3/31/2011	76,749	1,163,251
Laurus Master Fund (Deferred)	2,290,451	10%	3/31/2011	-	2,290,451
Valens U.S. SPV I (Deferred)	292,709	10%	3/31/2011	-	292,709
Convertible notes, less current portion
GCA-Debenture	630,333	6%	6/30/2011	-	630,333
GCA-Debenture	570,944	6%	6/30/2011	-	570,944
GC-Conote	180,000	-	6/30/2011	-	180,000
Trident-Debenture	600,000	10%	6/30/2011	-	600,000
Global Telecom Solutions	250,000	5%	4/30/2012	-	250,000
Convertible notes payable to related parties, less current portion	3,240,000	8%	6/30/2011	-	3,240,000
Capital lease obligations, less current portion	698,949	8%	Varies	-	698,949

Debt and capital lease obligations as of January 31, 2009 are due as follows:

Within 1 year	1-3 years	3-5 years	Thereafter	Total
$1,352,924	$11,203,322	$94,556	$190,712	$12,841,514

Notes Payable - Vehicles

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc., which included the assumption of two notes for vehicles.  The agreements call for monthly payments of $485 and $368, respectively, and interest accrues at 0% and 7.02%, respectively.  The principal balance of these two notes at January 31, 2009 was $11,640 and $14,897, respectively, and the notes mature on January 31, 2011, and November 30, 2012, respectively.

On August 15, 2008, the Company purchased a vehicle for $34,538, which included a cash payment of $10,000 a five–year note payable for $24,538, which matures on August 14, 2013.  The agreement calls for monthly payments of $440, which includes interest at an annual percentage rate of 2.82% on the outstanding principal balance.  The principal balance of this note at January 31, 2009 was $22,677.

Global Telecom Solutions - Convertible Note

On April 30, 2008, the Company entered into a four-year financing agreement with Global Telecom Solutions (“GTS”) in the principal amount of $460,000 as repayment of carrier costs payable to GTS in the same amount.  The unsecured convertible note called for monthly payments of $10,000 and interest accrues at 5% per annum, and may be converted at any time into common stock of the Company at market price with a floor conversion price of $.10 per common share.  The market price will be the closing bid price on Bloomberg the day prior to the receipt by Company from GTS to convert all or a portion of note at any time during the term of the note.  The Company may prepay the note by paying 100% of the outstanding principal and accrued interest.  The principal balance of this note at January 31, 2009 was $370,000.

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

In connection with the sale of the Term A Note, The Company issued Valens II a common stock purchase warrant to purchase 5,625,000 common shares at $0.01 per share.  These warrants were valued at $441,903 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 165%; and a life of the warrants of five years.  The relative fair value of the warrants of $354,799 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term A note using the interest method.  The Company recognized $38,619 of non-cash financing expense associated with these warrants using the interest method during the three months ended January 31, 2009.  The unamortized debt discount at January 31, 2009 was $226,349.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens II Security Agreement, which resulted in $375,778 of deferred financing fees, of which $40,902 was expensed using the interest method as noncash financing fees during the three months ended January 31, 2009.

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

In connection with the sale of the Term B Note, the Company issued Valens a common stock purchase warrant to purchase 4,437,870 common shares at $0.01 per share.  These warrants were valued at $349,478 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company's common stock of 171%; and a life of the warrants of five years.  $283,440 represented cash received relative to the warrants and the remaining amount of $1,216,560 was allocated to the Term B Note resulting in a debt discount of $283,440.  The relative fair value of the warrants of $283,440 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term B note using the interest method.  The Company recognized $34,346 of expense associated with these warrants for the fiscal quarter ended January 31, 2009.  The unamortized debt discount at January 31, 2009 was $208,029.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens Security Agreement, which resulted in $120,967 of deferred financing fees, of which $14,658 was expensed as noncash financing fees using the interest method for the fiscal quarter ended January 31, 2009.  The unamortized deferred financing fees at January 31, 2009 were $88,783.

On October 31, 2008, the Company issued warrants to purchase 8,750,000 Company shares of its common stock upon exercise at $0.01 per share to Valens in consideration for amendments to the Security Agreement dated March 31, 2008.  These warrants were valued at $288,066 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 3.75%; volatility factor of the expected market price of the Company's common stock of 125%; and a life of the warrants of five years.  The relative fair value of the warrants of $288,066 was recorded as an asset and will be amortized monthly as non-cash financing fees using the straight-line method beginning fiscal year 2009 and ending March 31, 2011, which is the maturity date of the Term A Note.  For the three months ended January 31, 2009, the Company recognized $29,800 as non-cash financing fees.

Revolving Line of Credit

In connection with the Security Agreement dated as of March 31, 2008, and further amended on July 11, 2008, and further amended on October 31, 2008, to obtain additional financing by and among L.V. and certain other lenders (“Lenders”).  The Lenders agreed to lend a 10% secured revolving line of credit which expires on March 31, 2011 to the Company under certain conditions as specified in the Security Agreement and subsequent amendments.  As collateral agent for the Lenders, L.V. maintains a continuing security interest in and lien upon all assets of the Company.

The Company may draw up to a maximum amount of $600,000 on the secured revolving line of credit provided the eligible borrowing base is greater than or equal to the balance due on the revolving line of credit.  Interest accrues daily on the outstanding principal balance of the revolving line of credit and is payable monthly.  At January 31, 2009, accrued interest on the revolving line of credit was $1,736.  The balance of the secured revolving loan at January 31, 2009 was $312,269 and the available amount upon which the Company could access was $287,731.

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

As of July 11, 2008, and upon closing of the Valens II Term B note, the Company paid Global the principal sum of $420,000 on the GC-Conote.  In consideration for the principal payment of $420,000, Global forgave accrued interest in the amount of $163,750, and is restricted from the selling of any shares of the Company’s common stock for a period of two years from the effective date of the amendment to the GC-Conote.  The Company recorded $163,750 as “Gain on Forgiveness of Liabilities” in its Consolidated Statement of Operations for fiscal 2009.  In addition, Global agreed that there are no additional cash monies owed to Global by the Company other than the remaining principal balance of $180,000 of the GC-Conote.  The principal balance of the GC-Conote was $180,000 at January 31, 2009.

GCA Debentures

As of January 31, 2009, GCA Strategic Investment Fund Limited (“GCA”) held two Company convertible debentures having principal amounts of $630,333 and 570,944, respectively.  The conversion terms of the debentures allow the Company to elect to pay in GCA cash in lieu of conversion.  Additionally, GCA is limited to only converting up to 4.99% ownership at a time and there is a floor of $.10 per share on the conversion which limits the number of common shares for which the notes are convertible into.

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

Trident Debenture

As of January 31, 2009, “Trident Growth Fund, L.P. (“Trident”) held a Company convertible debenture having a principal balance of $600,000.  The debenture is convertible into common stock of the Company at $.14 per common share.

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

Debenture

During the second quarter of fiscal 2007, a $400,000 debenture with an original due date of March 8, 2007 was extended to March 8, 2008.  In connection with the extension, the Company issued 800,000 warrants, resulting in deferred financing fees of $55,805, of which $19,534 and $36,271 was expensed as noncash interest expense during fiscal years 2008 and 2007, respectively.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; volatility factor of the expected market price of the Company's common stock of 287%; and a life of the warrants of four years.  On October 31, 2007, debentures totaling $350,000 were converted into 2,500,000 shares of common stock, and $50,000 of debentures was transferred by the debenture holders to John Jenkins, the Company’s Chairman.  As of January 31, 2009, the principal balance of the debenture was $0.

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

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement called for the outstanding note originally due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.  The outstanding balance of the Apex Note, including $120,000 of accrued interest that was rolled into the note, was $1,120,000 at January 31, 2009 and October 31, 2008, respectively.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman.  These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with the Company’s Chairman, John Jenkins.  The agreement called for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  The outstanding balance of these notes payable to Mr. Jenkins, including $241,000 of accrued interest that was rolled into the note, was $1,120,000 at January 31, 2009 and October 31, 2008, respectively.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex note was $500,000 at January 31, 2009 and October 31, 2008, respectively.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex notes was $1,120,000 at January 31, 2009 and October 31, 2008, respectively.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ demand note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of this note was $500,000 at January 31, 2009 and October 31, 2008, respectively.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of this note was $1,120,000 at January 31, 2009 and October 31, 2008, respectively.

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

Due to Sellers

In connection with the acquisition of One Ring Networks on March 28, 2008, the Company calculated the contingent payment of True Up Cash to be $595,790, including $417,535 to formers shareholders of One Ring and $178,255 to Matthew Liotta, the Company’s Chief Technology Officer, respectively.  The Company intends to issue promissory notes in the second quarter of fiscal 2009 as payment of the True Up Cash.

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

On May 1, 2008, the Company entered into a two-year lease agreement with Farnam (“Farnam 6”) and acquired equipment valued at approximately $107,439.  The agreement calls for monthly payments of approximately $4,827.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On May 7, 2008, the Company entered into a three-year lease agreement with The Huntington National Bank (“Huntington”) and acquired equipment valued at approximately $22,888.  The agreement calls for monthly payments of approximately $708.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On June 1, 2008, the Company entered into a two-year lease agreement with Farnam (“Farnam 7”) and acquired equipment valued at approximately $129,993.  The agreement calls for monthly payments of approximately $5,840.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On June 1, 2008, the Company entered into a two-year lease agreement with Farnam (“Farnam 8”) and acquired equipment valued at approximately $169,528.  The agreement calls for monthly payments of approximately $7,089.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On July 16, 2008, the Company entered into a three-year lease agreement with Leaf Financial Corporation (“Leaf”) and acquired equipment valued at approximately $71,082.  The agreement calls for monthly payments of approximately $2,198.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On July 27, 2008, the Company entered into a ten-year lease agreement with AGL Networks, Inc. (“AGL-1”) and acquired equipment valued at approximately $300,838.  The agreement calls for monthly payments of approximately $3,650.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

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

On September 17, 2008, the Company entered into a three-year lease agreement with General Electric Capital Corporation (“GE-1”) and acquired equipment valued at approximately $71,715.  The agreement calls for monthly payments of approximately $2,247.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On October 1, 2008, the Company entered into a two-year lease agreement with Farnam (“Farnam 9”) and acquired equipment valued at approximately $269,699.  The agreement calls for monthly payments of approximately $11,404.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

On November 1, 2008, the Company amended its original lease agreement with AGL Networks, Inc. (“AGL-1”) by acquiring additional equipment valued at approximately $60,853 (“AGL-2”).  The amendment calls for an additional $750 monthly lease payment.  The Company is entitled to purchase the equipment for $1 at the end of the lease term.

On December 1, 2008, the Company entered into a three-year lease agreement with General Electric Capital Corporation (“GE-2”) and acquired equipment valued at approximately $41,977.  The agreement calls for monthly payments of approximately $1,304.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

The Company accounts for these leases in accordance with SFAS No. 13 “Accounting for Leases”.  The following table summarizes the Company’s outstanding capital lease obligations as of January 31, 2009:

Information as of January 31, 2009
Brief Description of Capital Lease	Equipment Value	Lease Term Ends	Monthly Payment	Capital Lease Obligations
				Short-term	Long-term
Graybar-1	$52,868	11/01/2012	$1,058	$9,833	$31,454
Graybar-2	53,514	04/23/2012	1,289	12,637	29,808
Farnam-3	56,216	08/01/2009	3,691	21,784	-
Farnam-4	83,391	10/01/2009	4,899	38,296	-
Farnam-5	90,367	12/01/2009	4,809	46,684	-
Farnam-6	107,439	04/30/2010	4,827	54,757	14,385
Farnam-7	129,992	05/31/2010	5,840	65,813	23,130
Farnam-8	169,528	05/31/2010	7,089	79,886	28,076
Farnam-9	269,700	10/01/2010	11,404	125,140	89,145
Huntington	22,888	05/07/2011	708	7,464	9,495
Leaf	71,082	07/16/2011	2,198	22,873	33,478
AGL-1	300,838	07/27/2018	3,650	21,954	264,696
AGL-2	60,854	07/27/2018	750	4,436	55,363
AEL-1	32,805	09/01/2011	1,017	10,368	18,204
AEL-2	58,958	09/01/2011	1,831	18,672	32,785
GE-1	71,715	09/17/2011	2,247	22,776	42,150
GE-2	41,977	11/01/2011	1,304	13,039	26,780
				$576,414	$698,949

NOTE 7 – COMMON STOCK AND WARRANTS

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

During fiscal 2009, the Company issued 1,489,475 shares of its commons stock in connection with the contingent payment of True Up Shares related to the acquisition of One Ring Networks, Inc.

During the first quarter of fiscal 2009, the Company sold 125,000 shares of its common stock for $7,000 to an unrelated party.

During the first quarter of fiscal 2009, the Company sold 412,930 shares of its common stock for $23,124 to Matthew Liotta, the Company’s Chief Technology Officer.

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

During the first quarter of fiscal 2009, two customers accounted for revenues of $988,593 and $868,166, or 20% and 18%, respectively, of the Company's total revenues of $4,856,630.  During the same period in fiscal 2009, one of the Company's suppliers accounted for approximately $1,182,282, or 36% of the Company's total costs of revenues of $3,292,884.  At January 31, 2009 and October 31, 2008, three customers accounted for 18% and 15%, respectively, of the Company's trade accounts receivable. During the first quarter of fiscal 2008, one customer in the Netherlands accounted for revenues of approximately $1,225,984, or 31% of the Company's total revenues of $4,009,284.  During the same period in fiscal 2008, two of the Company's suppliers accounted for approximately 16% and 25%, respectively, of the Company's total costs of revenues.

Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a long-term material impact on its business.

NOTE 9 - GAIN ON LEGAL SETTLEMENTS

During the first quarter of fiscal 2009, the Company executed a settlement agreement over a past business dispute and received $231,658, net of attorney fees.  The net amount received was recorded in the first quarter of fiscal 2009 as a “Gain on legal settlements”.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

ITEM 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Throughout this Quarterly Report on Form 10-Q, the terms "we," "Rapid Link," and the "Company" refer to Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries.

This Quarterly Report on Form 10-Q contains “forward-looking statements”, which are statements other than historical information or statements of current condition.  Some forward-looking statements may be identified by the use of such terms as "expects,” "will,” "anticipates,” "estimates,” "believes,” "plans" and words of similar meaning.  These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans, and other matters.  In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized.  Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry.  Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using fixed wireless broadband technology to deliver internet and telecommunications services, (b) the relatively low barriers to entry for start-up companies using fixed wireless broadband technology to provide internet and telecommunications services, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of voice and data services, (e) our dependence upon favorable pricing from our suppliers to compete in the diversified communication services industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet and (i) changing consumer demand, technological developments and industry standards that characterize the industry.  You are also urged to carefully review and consider the various disclosures we have made which describe certain factors that affect our business throughout this Report.  For a discussion of these factors and others, please see "Risk Factors" below in this section of this report.  Readers are cautioned not to place undue reliance on the forward-looking statements made in this report or in any document or statement referring to this report.  All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language, and we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws.

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

Business Strategy

Communication Services

The Company’s product focus is to provide a variety of voice and data services over its own facilities using alternative access methods.  These services include broadband internet access, wholesale services to carriers, as well as local and long distance calling.  Fixed wireless technology allows for swift and cost efficient deployment of high-speed networks.  The Company utilizes WiMAX and other carrier-grade equipment operating in microwave and millimeter-wave spectrum bands.  As a leading Alternative Access Provider, Rapid Link has added a full portfolio of managed network services to respond to increasing demand from enterprise customers. Rapid Link leverages its extensive hybrid fiber and fixed wireless network assets currently serving eight major metropolitan areas. In a Rapid Link managed network, customers’ locations can be connected to the national point of presence (“POP”) via fiber, fixed wireless, or leased lines. The result is a network architecture comprising best of breed access and high performance routing, which deliver consistent, cost-effective performance within a distributed enterprise environment.

Through organic growth and acquisitions in targeted areas, the Company believes it possesses a strategic advantage over carriers that do not provide their own network access.  The Company believes that its strategy of “owning” the customer by providing the service directly, rather than utilizing the networks of others, is important to its success.  This strategy insures that the Company can provide its bundled products and communication services without the threat of compromised service quality from underlying carriers, and at significant cost savings when compared with other technologies.

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

Legacy Products

Legacy services, while still contributing a significant portion of our revenues, will continue to decrease as a percentage of our total revenues as we continue to develop and market new services.  We received approximately 91% of our 2008 revenue from these legacy services.

Wholesale Voice Termination

We offer call completion on a wholesale basis to domestic and international telecommunications companies.  This service enables our carrier customers to benefit from our VoIP and Time Division Multiplex (TDM) voice network expertise without having to establish dozens of new relationships with smaller providers.  Our extensive experience and existing relationships with voice service providers, allow us to offer reliable service to select destinations around the world at very competitive prices.

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

Revenue Recognition

Alternative access revenues

Revenues generated through the sale of voice and data services via fixed wireless and fiber optic transport, are an increasingly significant component of the Company’s revenues.  Revenue from these services is based on set capacity limits, and generally carries recurring monthly charges for up to five year contracted terms, although the majority of contracts are three years.  The Company recognizes revenue monthly as services are provided and records payments received in advance as deferred revenue.

Long distance revenue

Revenues generated by domestic residential and enterprise long distance service, domestic and international wholesale termination, and international re-origination, which represent the primary sources of the Company’s revenues, are recognized as revenue based on minutes of customer usage.  Revenue from these services is recognized monthly as services are provided.  The Company records payments received in advance as deferred revenue until such services are provided.

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

Results of Operations

The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated:
	Three Months Ended January 31, 2009		Three Months Ended January 31, 2008
	Amount	% of Rev	Amount	% of Rev

Revenues	$4,856,630	100.0%	$4,013,479	100.0%

Costs and expenses:
Costs of revenues	3,292,884	67.8	2,715,771	67.7
Sales and marketing	143,667	3.0	232,887	5.8
General and administrative	1,399,402	28.8	817,701	20.4
Depreciation and amortization	457,009	9.4	218,289	5.4
Gain on disposal of property and equip.	(2,072)	-	-	-
Gain on legal settlement	(231,658)	(4.8)	-	-

Total costs and expenses	5,059,232	104.2	3,984,648	99.0

Operating income (loss)	(202,602)	(4.8)	28,831	.7

Other income (expense):
Noncash financing expense	(158,325)	(3.2)	(154,189)	(3.8)
Interest expense	(232,438)	(4.8)	(64,485)	(1.6)
Related party interest expense	(65,988)	(1.4)	(65,269)	(1.6)
Foreign currency exchange (loss) gain	(1,154)	-	2,324	.1

Total other income (expense)	(457,905)	(9.4)	(281,619)	(7.0)

Net loss	$(660,507)	(13.6%)	$(252,788)	(6.3%)

Operating Revenues

Revenues for the first quarter of fiscal 2009 increased $843 thousand, or 21%, as compared to the same period of fiscal year 2008.  This increase is primarily attributable to the inclusion of One Ring revenues, which was acquired in March 2008 and due to the inclusion of iBroadband revenues, which was acquired in July 2008.

Costs of Revenues

Costs of revenues for the first quarter of fiscal 2009 increased $162 thousand, or 21%, as compared to the same period of fiscal year 2009.  The increase in costs of revenues is directly proportional to the increase in revenues over the same period of fiscal year 2008, both of which are primarily associated with the One Ring and iBroadband acquisitions.

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

Sales and Marketing Expenses

We sell and market our services through our in-house sales staff, independently contracted sales agents, and third-party resellers.  Our sales and marketing costs decreased from 6% of revenues for the first quarter of fiscal 2008 to 3% of revenues during the same period in fiscal 2009.  The decrease of $89 thousand is primarily attributable to higher marketing costs and agent commissions incurred during the first quarter of fiscal 2008 as compared to fiscal 2009.  In fiscal 2009, the revenue base used to calculate agent commissions decreased due to our increased focus on high-speed internet products, which yield lower agent commissions on a percentage basis.  We will continue to focus our sales and marketing efforts on web portal and magazine advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

General and Administrative Expenses

Our general and administrative expenses increased $582 thousand million, or 71%, for the first quarter of fiscal year 2009 as compared to fiscal 2008.  This increase is primarily attributable to the acquisitions of One Ring during the second quarter of fiscal 2008, and the acquisition of iBroadband in the third quarter of fiscal 2008.  General and administrative expenses associated with these entities were not incurred in the first quarter of fiscal year 2008.

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

Gain on Legal Settlement

During the first quarter of fiscal 2009, the Company executed a settlement agreement over a past business dispute and received $231,658, net of attorney fees.  The net amount received was recorded in the first quarter of fiscal 2009 as a “Gain on legal settlement”.

Noncash Financing Expense, Related Party Non-Cash Financing Expense, Interest Expense and Related Party Interest Expense

Noncash financing expense, interest expense, and related party interest expense increased $176,000, or 63% during the first quarter of fiscal 2009 as compared to the same period in fiscal 2008.  The increase is directly attributable to the acquisitions and associated debt financing that occurred during the second and third quarters of fiscal 2008.  Related party interest expense increased slightly during the first quarter of fiscal 2009 as compared to the same period during fiscal 2008.

Liquidity and Sources of Capital

Our operating activities generated approximately $242 thousand of cash during the first three months of fiscal 2009, which primarily resulted from increased operating revenues related to the acquisitions of One Ring and iBroadband, and changes in our current assets and liabilities.  However, based on a negative operating cash flow during fiscal year 2008, and generally a history of negative operating cash flows, our fiscal 2008 audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

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

At January 31, 2009, we had cash and cash equivalents of $607,000, an increase in cash and cash equivalents of $376,000 from the balance at October 31, 2008.  We had working capital deficits at January 31, 2009 and October 31, 2008 of $2.6 million and $2.1 million, respectively.

Net cash provided by operating activities during the first three months of fiscal 2009 was $242,000 as compared to cash used by operating activities of $225,000 during the same period of fiscal 2008.  During the first three months of fiscal 2009, to compute operating cash flows, our net loss of $661,000 was positively adjusted for noncash interest expense of $158,000, depreciation and amortization of $457,000, share-based compensation expense of $10,000, and changes in operating assets and liabilities of $280,000, partially offset by the gain on disposal of property of $2,000.  During the first three months of fiscal 2008, to compute operating cash flows, our net loss of $253,000 was positively adjusted for noncash interest expense of $154,000, depreciation and amortization of $218,000, share-based compensation expense of $9,000, partially offset by recoveries of bad debts of $1,000 and decreases in operating assets and liabilities of $352,000.

Net cash used in investing activities during the first three months of fiscal 2009 was $22,000, which resulted from purchases of property and equipment of $24,000, partially offset by proceeds from the sale of property equipment of $2,000.  Net cash used by investing activities during the first three months of fiscal 2008 resulted from the purchase of property and equipment of $10,000.

Net cash provided by financing activities during the three months of fiscal 2009 was $156,000, resulting from net proceeds from the revolving line of credit of $312,000, proceeds from the sale of common stock of $30,000, partially offset by payments on capital leases of $153,000 and payments on notes of $33,000.  Net cash used in financing activities during the first three months of fiscal 2008 was $3,000, resulting from capital lease payments.

We have an accumulated deficit of approximately $54.0 million as of January 31, 2009 as well as a significant working capital deficit.  Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us.  Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us.

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

For the fiscal quarter ended January 31, 2009, and fiscal year ended October 31, 2008, we recorded net losses from continuing operations of approximately $661 thousand and $2.5 million, respectively, on revenues from continuing operations of approximately $4.9 and $17.2 million, respectively.  For the fiscal quarter ended January 31, 2009, our net loss from continuing operations included approximately $900 thousand in non-cash expenses, primarily depreciation expense and non-cash interest expense, partially offset by a gain on legal settlements of $232 thousand.  As a result of our fiscal first quarter loss and historical losses, we currently have a working capital deficit.

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

We rely on four key senior officers.

We rely heavily on our senior management team of Christopher Canfield, Michael McGuane, Michael Prachar, and Matthew Liotta, and our future success may depend, in large part, upon our ability to retain these key officers.  The loss of the services of our key personnel or the inability to attract and retain the additional, highly-talented employees required for the development, marketing and sales of our products and services may have a material adverse effect on us.

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

We sold many of our services to customers outside of the U.S.  The marketing, international distribution, and sale of our products and services expose us to a number of risks, including the following:

•	fluctuations in currency exchange rates;
•	difficulty in engaging and retaining distributors who are knowledgeable about and, can function effectively in, overseas markets;
•	increased costs associated with maintaining marketing efforts in various countries;
•	difficulty and costs relating to compliance with the various commercial and legal requirements of the overseas markets in which we offer our products; and
•	inability to obtain, maintain, or enforce intellectual property rights.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures.  During fiscal 2008 and during the first quarter of fiscal 2009, we documented and tested certain existing controls and evaluated these existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission.  During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Related to Interest Rates

Our debt instruments contain fixed interest rate provisions; therefore, market risk related to changes in interest rates is immaterial or non-existent to our operations for fiscal year 2009.

Market Risk Related Foreign Currency Exchange Rates

We are exposed to foreign currency exchange rate risk resulting from our operations in South Africa and fluctuations in the value of the South African Rand.  However, because our operations in South Africa are immaterial, our ability to conduct operations on a consolidated basis is unaffected by fluctuations in the value of the South African Rand.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the fiscal quarter ended January 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION.

ITEMS 1-5.

Not applicable.

EXHIBIT INDEX

NO. DESCRIPTION OF EXHIBIT

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