Form 10-Q
period 2009-04-30
RAPID LINK INC
filed 2009-06-11
CIK 913659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

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

As of June 11, 2009, there were 74,635,642 shares of registrant’s common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)
	April 30, 2009	October 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$270,278	$230,841
Accounts receivable, net of allowance of $151,728 and $178,618, respectively	958,679	950,089
Prepaid expenses	33,611	44,790
Other current assets	14,952	327,665
Total current assets	1,277,520	1,553,385

Property and equipment, net	2,268,820	2,394,188
Customer lists, net	1,534,551	1,954,414
Goodwill	5,257,196	5,174,012
Deposits and other assets	497,709	484,675
Deferred financing fees, net	503,236	672,144

Total assets	$11,339,032	$12,232,818

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Revolving line of credit	$250,761	$-
Accounts payable	2,213,514	1,595,714
Accrued interest (including $191,843 and $21,600, respectively, to related parties)	445,859	231,329
Other accrued liabilities	282,760	507,501
Deferred revenue	209,171	313,979
Deposits and other payables	13,376	75,486
Capital lease obligations, current portion	665,533	585,002
Convertible notes, current portion	162,500	162,500
Notes payable, current portion, net of debt discount of $259,095 and $23,470, respectively	805,009	140,447
Total current liabilities	5,048,483	3,611,958

Capital lease obligations, less current portion	681,931	742,784
Due to sellers	595,790	-
Convertible notes, less current portion	2,201,277	2,261,277
Convertible notes payable to related parties, less current portion	3,240,000	3,240,000
Notes payable, less current portion, net of debt discount of $104,697 and $483,873, respectively	4,760,106	5,288,030
Total liabilities	16,527,587	15,144,049

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 175,000,000 shares authorized; 74,647,664 and 69,847,444 shares issued and 74,635,642 and 69,835,422 shares outstanding at April 30, 2009 and October 31, 2008, respectively	74,648	69,848
Additional paid-in capital	49,917,951	50,386,214
Accumulated deficit	(55,126,284)	(53,312,423)
Treasury stock, at cost; 12,022 shares	(54,870)	(54,870)
Total shareholders' deficit	(5,188,555)	(2,911,231)

Total liabilities and shareholders' deficit	$11,339,032	$12,232,818

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008

Revenues	$4,352,860	$3,450,350	$9,209,490	$7,463,829

Costs and expenses:
Costs of revenues	3,011,819	2,323,353	6,304,703	5,039,124
Sales and marketing	112,410	193,406	256,077	426,293
General and administrative	1,456,847	1,063,053	2,856,249	1,880,754
Depreciation and amortization	481,904	268,432	938,913	486,721
Gain on disposal of property and equipment	(8,920)	-	(10,992)	-
Gain on legal settlements	-	-	(231,658)	-
	5,054,060	3,848,244	10,113,292	7,832,892

Operating loss	(701,200)	(397,894)	(903,802)	(369,063)

Other income (expense):
Noncash financing expense	(154,134)	(79,928)	(312,459)	(234,117)
Interest expense	(232,827)	(74,418)	(465,264)	(138,903)
Related party interest expense	(68,365)	(64,800)	(134,353)	(130,069)
Foreign currency exchange gain (loss)	3,172	(2,796)	2,017	(472)
	(452,154)	(221,942)	(910,059)	(503,561)

Loss from continuing operations	(1,153,354)	(619,836)	(1,813,861)	(872,624)

Discontinued operations
Gain on disposal of discontinued operations	-	1,062,000	-	1,062,000

Net income (loss)	$(1,153,354)	$442,164	$(1,813,861)	$189,376

Basic and diluted income (loss) per share:

Loss per share from continuing operations	$(0.02)	$(.01)	$(0.03)	$(0.02)
Income per share from discontinued operations	-	.02	-	0.02
Net income (loss) per share	$(0.02)	$.01	$(0.03)	$-

Basic and diluted weighted average shares outstanding	72,787,099	66,987,044	71,820,432	66,058,187

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(1,813,861)	$189,376
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash financing expense	312,458	234,117
Depreciation and amortization	938,913	486,721
Bad debt expense	-	7,726
Loss on disposal of property and equipment	(10,992)	-
Share-based compensation expense	19,018	17,397
Gain on disposal of discontinued operations	-	(1,062,000)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	(8,590)	117,702
Prepaid expenses and other current assets	238,226	19,914
Other assets	70,651	(1,285)
Accounts payable	617,800	(1,052,458)
Accrued liabilities	(10,211)	248,410
Deferred revenue	(104,808)	98,336
Deposits and other payables	(62,110)	791
Net cash provided by (used in) operating activities	186,494	(695,253)

Cash flows from investing activities:
Purchases of property and equipment	(47,757)	(36,455)
Cash received in acquisition	-	25,396
Advances to One Ring	-	(130,000)
Proceeds from sale of property and equipment	10,992	-
Net cash used in investing activities	(36,765)	(141,059)

Cash flows from financing activities:
Advances from revolving line of credit	3,883,029	-
Payments on revolving line of credit	(3,632,268)	-
Proceeds from notes payable	-	1,800,000
Proceeds from sale of common stock	30,125	120,000
Payments of financing fees	-	(375,778)
Payments on convertible notes	(66,912)	(600,753)
Payments on related party notes	-	(50,000)
Payments on capital leases	(324,266)	(47,904)
Net cash provided by (used in) financing activities	(110,292)	845,565

Net increase in cash and cash equivalents	39,437	9,253

Cash and cash equivalents, beginning of period	230,841	496,306

Cash and cash equivalents, end of period	$270,278	$505,559

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial data for the three and six months ended April 30, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2008.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three and six months ended April 30, 2009 and 2008 have been made.  The results of operations for the three and six months ended April 30, 2009 are not necessarily indicative of the expected operating results for the full year.

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

Revenue Recognition

Alternative access revenues

Revenues generated through the sale of voice and data services via fixed wireless and fiber optic transport, are based on set capacity limits and generally carry recurring monthly charges for up to three year contracted terms, although some contracts stipulate terms up to five years.  Revenue from these services is recognized monthly as services are provided.  The Company records payments received in advance as deferred revenue until such services are provided.

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

Financial Condition

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital.  The Company has an accumulated deficit of approximately $55 million as of April 30, 2009, as well as a working capital deficit of approximately $3.7 million.  For the fiscal year ended October 31, 2008, the Company’s net loss was approximately $1.5 million, on revenues of $17.2 million.  For the three months ended April 30, 2009, the Company’s net loss was approximately $1.2 million, and revenues were approximately $4.4 million, which represents $1 million increase over the same period in fiscal 2008.

Funding of the Company's working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment.  The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company.  Failure to obtain sufficient capital could materially affect the Company's operations in the short term and hinder expansion strategies.  The Company continues to explore external financing opportunities.  Historically, some of the Company’s funding has been provided by a major shareholder.  At April 30, 2009, approximately 25% of the Company’s debt is due to the senior management and a Director of the Company, as well as an entity owned by senior management.

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

Recent Accounting Pronouncements

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

NOTE 3 – CONTINGENT CONSIDERATION

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc. ("One Ring") for initial consideration of 3,885,900 common shares and 114,100 warrants valued at $319,393.  The purchase price also contained contingent consideration, which included Secondary Shares, True Up Shares, and True Up Cash, and is based on performance objectives for One Ring being achieved within certain time periods.  The issuance of the True Up Shares and True Up Cash are based on the market price of the Company’s stock.  The Company intends to issue shares of its common stock as payment of the True Up Shares and Secondary Shares, and will issue promissory notes to One Ring Shareholders as payment of True Up Cash in the third fiscal quarter of 2009.

At December 31, 2008, The Company calculated the contingent consideration consisting of True Up Shares and True Up Cash to be 1,489,475 and $595,790, respectively, including 445,639 common shares and $178,255, respectively, issued to Matthew Liotta, the Company’s Chief Technology Officer.  The True Up Shares were valued at the fair market value of the Company’s common stock at the end of the True Up period as defined.  The fair value of the True Up Cash and the fair value of the True Up Shares were recorded as a reduction in the value of the previously issued common stock in connection with the acquisition.  The Company intends to issue promissory notes and shares of its common stock during the third fiscal quarter of 2009 as payment of the True Up Cash and True Up Shares.  At March 31, 2009, the Company calculated additional contingent consideration consisting of Secondary Shares to be 2,772,815, including 829,602 shares issued to Matthew Liotta.  The fair value of the Secondary Shares was determined to be $83,184 based on the quoted price of $.03 per share at the end of the contingency period.  The fair value of the Secondary Shares was recorded as an additional cost of the acquisition resulting in an increase to goodwill of $83,184.  The Company intends to issue the Secondary Shares during the third fiscal quarter of 2009.

NOTE 4 – STOCK-BASED COMPENSATION

Noncash share-based compensation costs recorded in general and administrative expenses for the three and six months ended April 30, 2009 were $9,509 and $19,018, respectively.  For the three and six months ended April 30, 2008, noncash share-based compensation costs recorded in general and administrative expenses were $8,794 and $17,397, respectively.  During the three months ended April 30, 2009, there were no new stock options granted, exercised, or canceled.  The Company issues new shares of common stock upon exercise of stock options.

As of April 30, 2009, the total unrecognized compensation cost related to non-vested options was $36,737, and the weighted average period over which it will be recognized is 1.84 years.

NOTE 5 – CAPITAL LEASES, CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES

The Company has various debt and capital lease obligations as of April 30, 2009 including amounts due to independent institutions and related parties.  Descriptions of these obligations are included below.  The following tables summarize outstanding debt and capital leases as of April 30, 2009:

Information as of April 30, 2009

Brief Description of Debt	Balance	Int. Rate	Maturity Date	Discount	Net
Notes payable, current
Vehicles	$ 14,104	7%	Varies	-	$ 14,104
Valens Offshore (Valens II)	595,000	10%	3/31/2011	136,486	458,514
Valens U.S. SPV I	455,000	10%	3/31/2011	122,609	332,391
Convertible notes, current
Global Telecom Solutions	120,000	5%	4/30/2012	-	120,000
Other	42,500	10%	2/28/2008	-	42,500
Capital lease obligations, current	665,533	8%	Varies	-	665,533
Notes payable, less current portion
Vehicles	31,643	7%	Varies	-	31,643
Valens Offshore (Valens II)	1,205,000	10%	3/31/2011	52,503	1,152,497
Valens U.S. SPV I	1,045,000	10%	3/31/2011	52,194	992,806
Laurus Master Fund (Deferred)	2,290,451	10%	3/31/2011	-	2,290,451
Valens U.S. SPV I (Deferred)	292,709	10%	3/31/2011	-	292,709
Convertible notes, less current portion
GCA-Debenture	630,333	6%	6/30/2011	-	630,333
GCA-Debenture	570,944	6%	6/30/2011	-	570,944
GC-Conote	180,000	-	6/30/2011	-	180,000
Trident-Debenture	600,000	10%	6/30/2011	-	600,000
Global Telecom Solutions	220,000	5%	4/30/2012	-	220,000
Convertible notes payable to related parties, less current portion	3,240,000	8%	6/30/2011	-	3,240,000
Capital lease obligations, less current portion	681,931	8%	Varies	-	681,931

Debt and capital lease obligations as of April 30, 2009 are due as follows:

Within 1 year	1-3 years	3-5 years	Thereafter	Total
$1,892,137	$10,728,755	$78,080	$181,176	$12,880,148

Revolving Line of Credit

In connection with the Security Agreement dated as of March 31, 2008, and further amended on July 11, 2008, and further amended on October 31, 2008, to obtain additional financing by and among L.V. and certain other lenders (“Lenders”).  The Lenders agreed to lend a 10% secured revolving line of credit that expires on March 31, 2011 to the Company under certain conditions as specified in the Security Agreement and subsequent amendments.  As collateral agent for the Lenders, L.V. maintains a continuing security interest in and lien upon all assets of the Company.

The Company may draw up to a maximum amount of $600,000 on the secured revolving line of credit provided the eligible borrowing base is greater than or equal to the balance due on the revolving line of credit.  Interest accrues daily on the outstanding principal balance of the revolving line of credit and is payable monthly.  At April 30, 2009, accrued interest on the revolving line of credit was $3,389.  The balance of the secured revolving loan at April 30, 2009 was $250,761 and the available amount upon which the Company could access was $349,239.

Capital Lease Obligations

The Company has entered into various equipment lease agreements with financial institutions and accounts for these leases in accordance with SFAS No. 13 “Accounting for Leases”.  During the fiscal quarter ended April 30, 2009, the Company entered into two new capital leases.

On March 1, 2009, the Company entered into a two-year lease agreement with a financial institution and acquired equipment valued at approximately $235,177.  The agreement calls for monthly payments of approximately $10,566.  The lease contains a provision that entitles the Company to purchase the equipment for fair market value at the end of the lease term.

On April 1, 2009, the Company entered into a two-year lease agreement with a financial institution and acquired equipment valued at approximately $7,941.  The agreement calls for monthly payments of approximately $357.  The lease contains a provision that entitles the Company to purchase the equipment for $1 at the end of the lease term.

NOTE 6 – COMMON STOCK AND WARRANTS

During fiscal 2009, the Company issued 1,489,475 shares of its common stock in connection with the contingent payment of True Up Shares related to the acquisition of One Ring Networks, Inc.

During the first quarter of fiscal 2009, the Company sold 125,000 shares of its common stock for $7,000 to an unrelated party.

During the first quarter of fiscal 2009, the Company sold 412,930 shares of its common stock for $23,124 to Matthew Liotta, the Company’s Chief Technology Officer.

During fiscal 2009, the Company issued 2,772,815 shares of its common stock in connection with the contingent payment of Secondary Shares related to the acquisition of One Ring Networks, Inc.

NOTE 7 - BUSINESS AND CREDIT CONCENTRATIONS

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

During the second quarter of fiscal 2009, two international customers that prepay for services, accounted for revenues of approximately $1,660,639, or 38% of the Company's total revenues of $4,352,860.  During the same period in fiscal 2009, two of the Company's suppliers accounted for approximately 24% and 26%, respectively, of the Company's total costs of revenues.  At April 30, 2009 and October 31, 2008, no customer accounted for 10% of the Company's trade accounts receivable.  The Company provided services to one customer who accounted for $673,390, or 20%, of overall revenues during the second quarter of fiscal 2008.  During the second quarter of fiscal 2008, 29% of the Company's revenues were generated from international customers that prepay for services.  During the same period in fiscal 2008, two of the Company's suppliers accounted for approximately 33% and 19%, respectively, of the Company's total costs of revenues.

Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a long-term material impact on its business.

NOTE 8 - GAIN ON LEGAL SETTLEMENTS

During the first quarter of fiscal 2009, the Company executed a settlement agreement over a past business dispute and received $231,658, net of attorney fees.  The net amount received was recorded in the first quarter of fiscal 2009 as a “Gain on legal settlements”.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Recent Accounting Pronouncements

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

Results of Operations

The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

	Three Months Ended April 30,				Six Months Ended April 30,
	2009		2008		2009		2008
	Amount	% of Rev.	Amount	% of Rev.	Amount	% of Rev.	Amount	% of Rev.

Revenues	$4,352,860	100.0%	$3,450,350	100.0%	$9,209,490	100.0%	$7,463,829	100.0%

Costs and expenses:
Costs of revenues	3,011,819	69.2	2,323,353	67.3	6,304,703	68.5	5,039,124	67.5
Sales and marketing	112,410	2.6	193,406	5.6	256,077	2.8	426,293	5.7
General and administrative	1,456,847	33.5	1,063,053	30.8	2,856,249	31.0	1,880,754	25.2
Depreciation and amortization	481,904	11.1	268,432	7.8	938,913	10.2	486,721	6.5
Gain on disposal of property and equipment	(8,920)	(0.2)	-	-	(10,992)	-	-	-
Gain on legal settlements	-	-	-	-	(231,658)	(2.5)	-	-

Total costs and expenses	5,054,060	116.2	3,848,244	111.5	10,113,292	110.0	7,832,892	104.9

Operating loss	(701,200)	(16.2)	(397,894)	(11.5)	(903,802)	(10.0)	(369,063)	(4.9)

Other income (expense):
Noncash financing expense	(154,134)	(3.5)	(79,928)	(2.3)	(312,459)	(3.4)	(234,117)	(3.1)
Interest expense	(232,827)	(5.3)	(74,418)	(2.2)	(465,264)	(5.1)	(138,903)	(1.9)
Related party interest expense	(68,365)	(1.6)	(64,800)	(1.9)	(134,353)	(1.5)	(130,069)	(1.7)
Foreign currency exchange gains (loss)	3,172	0.1	(2,796)	(0.1)	2,017	-	(472)	-

Total other income (expense), net	(452,154)	(10.3)	(221,942)	(6.5)	(910,059)	(10.0)	(503,561)	(6.7)

Net loss from continuing operations	(1,153,354)	(26.5)	(619,836)	(18.0)	(1,813,861)	(20.0)	(872,624)	(11.6)

Discontinued operations:
Gain on disposal of discontinued operations	-	-	1,062,000	30.8	-	-	1,062,000	14.2

Net income (loss)	$(1,153,354)	(26.5)%	$442,164	12.8%	$(1,813,861)	(20.0)%	$189,376	2.6%

Operating Revenues

Revenues for the second quarter of fiscal 2009 increased $903 thousand, or 26%, as compared to the same period of fiscal year 2008.  This increase is primarily attributable to the inclusion of One Ring revenues, which was acquired March 31, 2008 and due to the inclusion of iBroadband revenues, which was acquired July 11, 2008.  Revenues for the first six months of fiscal 2009 increased approximately $1.7 million thousand, or 23%, as compared to the same period of fiscal 2008.  The increase is primarily attributable to the inclusion of One Ring revenues, which was acquired March 31, 2008 and due to the inclusion of iBroadband revenues, which was acquired July 11, 2008.  Since the acquisition of One Ring and iBroadband, the Company has made significant investments in increasing the broadband capacity and capabilities.  These investments have resulted in increasing revenues on a month-to-month basis, and the Company fully expects broadband access revenues to continue increasing.

Costs of Revenues

Costs of revenues for the second quarter of fiscal 2009 increased $688 thousand, or 30%, as compared to the same period of fiscal year 2008.  The increase in costs of revenues is directly proportional to the increase in revenues over the same period of fiscal year 2008, both of which are primarily associated with the One Ring and iBroadband acquisitions.

Costs of revenues as a percentage of revenues for the first six months of fiscal 2008 increased approximately $1.3 million, or 25%, compared to the same six month period of fiscal 2008.  The increase in costs is directly proportional to the increase in revenues and primarily resulted from the acquisitions of One Ring and iBroadband.  In addition, a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from quarter to quarter and year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

Sales and Marketing Expenses

A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by an in-house sales and marketing organization.

Sales and marketing costs for the second quarter of fiscal 2009 decreased $81 thousand, or 42%, as compared to the same period of fiscal 2008.  For the six months ended April 30, 2009, our sales and marketing costs decreased $170 thousand, or 40%, as compared to the first six months of fiscal 2008.  These decreases are primarily attributable to higher marketing costs and agent commissions incurred during the first and second quarter of fiscal 2008 as compared to the same period in fiscal 2009.  In fiscal 2009, the revenue base used to calculate agent commissions decreased due to our increased focus on high-speed internet products, which yield lower agent commissions on a percentage basis.

We will continue to focus our sales and marketing efforts on web portal and magazine advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

General and Administrative Expenses

General and administrative expenses increased $393 thousand for the second quarter of fiscal 2009 as compared to the same period of fiscal year 2008.  This increase is primarily attributable to the acquisition of One Ring and iBroadband.  Because One Ring was acquired on March 31, 2008, and iBroadband on July 11, 2008, only a small portion of their general and administrative expenses were included in the Company’s general and administrative expenses during the second quarter of fiscal year 2008.  For the six month period ending April 30, 2009, general and administrative expenses increased $975 thousand, or 52% as compared to the same six month period ending in fiscal 2008.  The increase is due to including a full six months of operating expenses for One Ring and iBroadband in the current fiscal year, whereas only a small portion was included in the first six months of fiscal 2008.

As part of our strategy to provide fixed wireless services utilizing our own network, we have increased our sales and marketing staff who are dedicated to acquiring and supporting customer growth.  These customers generally yield higher gross profit margins, are likely to sign long-term service agreements, and often purchase complementary products and services from the Company.  As our business model matures, we anticipate continued improvement in reducing uncollectible accounts through improved customer retention, which will result in increasingly competitive gross profit margins.

We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business; however, it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of our general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense increased $213 thousand, or 80%, during the second quarter of fiscal 2009 as compared to the same period of fiscal 2008.  This increase is primarily attributable to additional expenses associated with the One Ring acquisition including depreciation of equipment and amortization of equipment under capital leases.  Depreciation and amortization expense for the first six months of fiscal 2009 increased $452 thousand, or 93%, as compared to the same six month period of fiscal 2008.  The increase is due to additional depreciation expense associated with the One Ring and iBroadband acquisition, and amortization expense associated with equipment under capital leases.

Noncash Financing Expense, Related Party Non-Cash Financing Expense, Interest Expense and Related Party Interest Expense

Noncash interest expense, related party non-cash interest expense, interest expense, and related party interest expense increased $236 thousand, or 108% during the second quarter of fiscal 2009 as compared to the same quarter in fiscal 2008.  The increase was primarily due to amortizing certain debt discounts and loan fees in the second quarter of fiscal 2009 that were not amortized during the second quarter of fiscal 2008.

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

Liquidity and Sources of Capital

Our operating activities generated approximately $186 thousand of cash during the first six months of fiscal 2009, which primarily resulted from increased operating revenues related to the acquisitions of One Ring and iBroadband, and changes in our current assets and liabilities.  However, based on a negative operating cash flow during fiscal year 2008, and generally a history of negative operating cash flows, our fiscal 2008 audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

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

At April 30, 2009, we had cash and cash equivalents of $270,000, an increase in cash and cash equivalents of $39,000 from the balance at October 31, 2008.  We had working capital deficits at April 30, 2009 and October 31, 2008 of $3.7 million and $2.1 million, respectively.

Net cash provided by operating activities during the first six months of fiscal 2009 was $186,000 as compared to cash used by operating activities of $695,000 during the same period of fiscal 2008.  During the first six months of fiscal 2009, to compute operating cash flows, our net loss of $1,814,000 was positively adjusted for noncash interest expense of $312,000, depreciation and amortization of $939,000, share-based compensation expense of $19,000, and changes in operating assets and liabilities of $741,000, partially offset by the gain on disposal of property of $11,000.  During the first six months of fiscal 2008, to compute operating cash flows, our net loss of $189,000 was positively adjusted for noncash interest expense of $234,000, bad debts expense of 8,000, depreciation and amortization of $488,000, share-based compensation expense of $17,000, offset by a gain on settlement of liabilities of $1,062,000, and decreases in operating assets and liabilities of $569,000.

Net cash used in investing activities during the first six months of fiscal 2009 was $37,000, which resulted from purchases of property and equipment of $48,000, partially offset by proceeds from the sale of property equipment of $11,000.  Net cash used by investing activities during the first six months of fiscal 2008 resulted from the purchase of property and equipment of $36,000 and payments on the One Ring acquisition of $105,000.

Net cash used by financing activities during the six months of fiscal 2009 was $110,000, resulting from net advances from the revolving line of credit of $3,883,000, proceeds from the sale of common stock of $30,000, partially offset by payments on capital leases of $324,000 and payments on notes of $67,000, and payments on the revolving line of credit of $3,632,000.  Net cash provided by financing activities during the first six months of fiscal 2008 was $846,000, resulting from proceeds on the sale of common stock of $120,000, proceeds from the issuance of convertible debentures of $1,800,000, partially offset by capital lease payments of $48,000, payments on related party notes of $50,000, payments on notes payable of $600,000, and payment of financing fees of $376,000.

We have an accumulated deficit of approximately $55 million as of April 30, 2009 as well as a significant working capital deficit.  Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us.  Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the fiscal quarter ended April 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

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

For the six months ended April 30, 2009, and fiscal year ended October 31, 2008, we recorded net losses from continuing operations of approximately $1.8 million and $2.5 million, respectively, on revenues from continuing operations of approximately $9.2 and $17.2 million, respectively.  For the six months ended April 30, 2009, our net loss from continuing operations included approximately $1.3 million in non-cash expenses, primarily depreciation expense and non-cash interest expense, partially offset by a gain on legal settlements of $232 thousand.  As a result of our fiscal first quarter loss and historical losses, we currently have a working capital deficit.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures.  During fiscal 2008 and during the first and second quarters of fiscal 2009, we documented and tested certain existing controls and evaluated these existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission.  During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

Items 2-5.

Not applicable.

Item 6. Exhibits

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