Form 10-Q
period 2009-07-31
RAPID LINK INC
filed 2009-09-21
CIK 913659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

As of September 18, 2009, there were 74,635,642 shares of registrant’s common stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2009 (unaudited)	October 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$176,335	$230,841
Accounts receivable, net of allowance of $144,534 and $178,618, respectively	785,031	950,089
Prepaid expenses	17,134	44,790
Other current assets	13,861	327,665
Total current assets	992,361	1,553,385

Property and equipment, net	2,327,443	2,394,188
Customer lists, net	1,324,620	1,954,414
Goodwill	4,257,197	5,174,012
Deposits and other assets	469,130	484,675
Deferred financing fees, net	417,876	672,144

Total assets	$9,788,627	$12,232,818

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Revolving line of credit	$512,554	$-
Accounts payable	2,777,228	1,595,714
Accrued interest (including $260,208 and $21,600, respectively, to related parties)	601,336	231,329
Other accrued liabilities	208,345	507,501
Deferred revenue	127,489	313,979
Deposits and other payables	10,898	75,486
Capital lease obligations, current portion	802,964	585,002
Convertible notes, current portion	162,500	162,500
Notes payable, current portion, net of debt discount of $229,287 and $23,470, respectively	1,283,363	140,447
Total current liabilities	6,486,677	3,611,958

Capital lease obligations, less current portion	661,222	742,784
Due to sellers	595,790	-
Convertible notes, less current portion	2,174,427	2,261,277
Convertible notes payable to related parties, less current portion	3,240,000	3,240,000
Notes payable, less current portion, net of debt discount of $62,334 and $483,873, respectively	4,350,432	5,288,030
Total liabilities	17,508,548	15,144,049

Commitments and contingencies

Shareholders' deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 175,000,000 shares authorized; 74,647,664 and 69,847,444 shares issued and 74,635,642 and 69,835,422 shares outstanding at July 31, 2009 and October 31, 2008, respectively	74,648	69,848
Additional paid-in capital	49,927,847	50,386,214
Accumulated deficit	(57,667,546)	(53,312,423)
Treasury stock, at cost; 12,022 shares	(54,870)	(54,870)
Total shareholders' deficit	(7,719,921)	(2,911,231)

Total liabilities and shareholders' deficit	$9,788,627	$12,232,818

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008

Revenues	$3,319,691	$4,483,714	$12,529,181	$11,947,543

Costs and expenses:
Costs of revenues	2,302,594	3,144,823	8,607,297	8,183,948
Sales and marketing	119,256	193,693	375,333	619,986
General and administrative	2,503,202	1,316,067	5,359,451	3,196,820
Depreciation and amortization	484,326	419,047	1,423,239	905,768
Gain on recovery of accrued interest	-	(163,750)	-	(163,750)
Gain on disposal of property and equipment	(2,024)	-	(13,016)
Gain on legal settlements	-	-	(231,658)	-
	5,407,354	4,909,880	15,520,646	12,742,772

Operating loss	(2,087,663)	(426,166)	(2,991,465)	(795,229)

Other income (expense):
Noncash financing expense	(157,531)	(67,404)	(469,990)	(301,521)
Interest expense	(226,664)	(103,292)	(691,928)	(242,195)
Related party interest expense	(68,365)	(64,800)	(202,718)	(194,869)
Foreign currency exchange gain (loss)	861	(1,272)	2,878	(1,744)
	(451,699)	(236,768)	(1,361,758)	(740,329)

Loss from continuing operations	(2,539,362)	(662,934)	(4,353,223)	(1,535,558)

Discontinued operations
Gain on disposal of discontinued operations	-	-	-	1,062,000

Net loss	$(2,539,362)	$(662,934)	$(4,353,223)	$(473,558)

Basic and diluted income (loss) per share:

Loss per share from continuing operations	$(0.03)	$(.01)	$(0.06)	$(0.03)
Income per share from discontinued operations	-	-	-	0.02
Net loss per share	$(0.03)	$(.01)	$(0.06)	$(.01)

Basic and diluted weighted average shares outstanding	74,635,642	69,835,422	72,769,148	67,326,456

See accompanying notes to unaudited consolidated financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended July 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,353,223)	$(473,558)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Noncash financing expense	497,580	301,521
Depreciation and amortization	1,423,236	905,768
Loss on impairment of goodwill	1,000,000	-
Bad debt expense	-	52,726
Gain on disposal of property and equipment	(13,016)	-
Share-based compensation expense	27,012	26,191
Gain on recovery of accrued interest	-	(163,750)
Gain on disposal of discontinued operations	-	(1,062,000)
Changes in operating assets and liabilities, net of effects of acquisition
Accounts receivable	165,058	122,481
Prepaid expenses and other current assets	254,703	20,573
Other assets	71,743	20,718
Accounts payable	1,181,514	(1,236,863)
Accrued liabilities	70,851	230,565
Deferred revenue	(186,490)	111,101
Deposits and other payables	(64,588)	(2,952)
Net cash provided by (used in) operating activities	74,380	(1,147,479)

Cash flows from investing activities:
Purchases of property and equipment	(72,620)	(58,115)
Cash received in acquisition	-	25,396
Advances to One Ring	-	(30,000)
Cash received in iBroadband acquisition		25,560
Proceeds from sale of property and equipment	13,016	-
Net cash used in investing activities	(59,604)	(37,159)

Cash flows from financing activities:
Advances from revolving line of credit	7,341,708	-
Payments on revolving line of credit	(6,829,154)	-
Proceeds from notes payable	-	3,300,000
Proceeds from sale of common stock	30,125	120,000
Payments of financing fees	-	(496,745)
Payments on convertible notes	(97,254)	(1,052,555)
Payments on related party notes	-	(50,000)
Payments on capital leases	(514,707)	(212,487)
Net cash (used in) provided by financing activities	(69,282)	1,608,213

Net (decrease) increase in cash and cash equivalents	(54,506)	423,575

Cash and cash equivalents, beginning of period	230,841	496,306

Cash and cash equivalents, end of period	$176,335	$919,881

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial data for the three and nine months ended July 31, 2009 and 2008 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2008.  In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the periods ended July 31, 2009 and 2008 have been made.  The results of operations for the three and nine months ended July 31, 2009 are not necessarily indicative of the expected operating results for the full year.

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

Accounts Receivable

Trade accounts receivable are due from commercial enterprises and residential users in both domestic and international markets.  Trade accounts receivable are stated at the amount the Company expects to collect.  The Company regularly monitors credit risk exposures in accounts receivable and maintains a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms.  Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company's future provision for doubtful accounts.  Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required.  The Company reviews its credit policies on a regular basis and analyzes the risk of each prospective customer individually in order to minimize risk.  Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Interest is typically charged on overdue accounts receivable.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Subsequent to the end of the third quarter the Company began a goodwill impairment analysis in accordance with SFAS 142. The initial analysis (first step) was performed by the Company’s management team after the conclusion of the quarter. Based on a combination of factors, including the current economic environment and the Company’s operating results, management concluded that there were a number of indicators which required the Company to perform a goodwill impairment analysis in between annual tests. As of the filing of this Quarterly Report on Form 10-Q for the third quarter ended July 31, 2009, management had not completed the entire two-step analysis.  However, based on the work performed to date, management has concluded that an impairment loss is probable and can be reasonably estimated. This relates primarily to the Company’s CLEC business, One Ring Networks, Inc. business and its fixed wireless broadband Internet access business in Northern California. Accordingly, the Company has recorded a $1 million non-cash goodwill impairment charge, representing management’s best estimate of the impairment loss. The Company expects to finalize its goodwill impairment analysis during the fourth quarter of fiscal 2009. Further adjustments to the estimated goodwill impairment charge could result when the goodwill impairment analysis is completed. Any required adjustments to the Company’s preliminary estimates as a result of completing this evaluation will be recorded in the Company’s consolidated financial statements for the respective quarter and fiscal year ended October 31, 2009.

Financial Condition

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company's lack of liquidity and its ability to raise additional capital.  The Company has an accumulated deficit of approximately $56.7 million as of July 31, 2009, as well as a working capital deficit of approximately $5.5 million.  For the fiscal year ended October 31, 2008, the Company’s net loss was approximately $1.5 million, on revenues of $17.2 million.  For the three months ended July 31, 2009, the Company’s net loss was approximately $1.5 million, and revenues were approximately $3.3 million, which represents $1.1 million decrease in revenues over the same period in fiscal 2008.

Funding of the Company's working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment.  The Company's strategy is to fund these cash requirements through debt facilities and additional equity financing.

Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company.  Failure to obtain sufficient capital could materially affect the Company's operations in the short term and hinder expansion strategies.  The Company continues to explore external financing opportunities.  Historically, some of the Company’s funding has been provided by a major shareholder.  At July 31, 2009, approximately 23% of the Company’s debt is due to the senior management and a Director of the Company, as well as an entity owned by senior management.

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

Recent Accounting Pronouncements

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the annual financial statements of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 07-5 (“EITF 07-5”), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The Company is evaluating the impact of EITF 07-5 to its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008 (November 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

Fair value of financial instruments:

The carrying amounts of cash, accounts receivable, and accounts payable are approximated fair value as of July 31, 2009 and 2008, due to the relatively short maturities of these instruments.  The carrying amounts of notes payable, excluding related party notes payable, approximated fair value as of July 31, 2009 and 2008, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.  The fair value of related party notes payable is impracticable to estimate due to the related party nature of the underlying transactions.

Effective November 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  As permitted by FSP FAS 157-2, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flows.

To increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical asset or liabilities;

Level 2 — observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions.  Unobservable inputs require significant management judgment or estimation.  In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy.  In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement.  Such determination requires significant management judgment.

There were no financial assets or liabilities measured at fair value as of July 31, 2009 with the exception of cash which is measured using level 1 inputs.  There were no changes in the Company’s valuation techniques used to measure fair value on a recurring basis as a result of partially adopting SFAS 157.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. SFAS 159 was effective for the Company on November 1, 2008.  The adoption of SFAS 159 did not have a material impact on the consolidated financial statements.

NOTE 3 – CONTINGENT CONSIDERATION

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc. ("One Ring") for initial consideration of 3,885,900 common shares and 114,100 warrants valued at $319,393.  The purchase price also contained contingent consideration, which included Secondary Shares, True Up Shares, and True Up Cash, and is based on performance objectives for One Ring being achieved within certain time periods.  The issuance of the True Up Shares and True Up Cash are based on the market price of the Company’s stock.  The Company has issued shares of its common stock as payment of the True Up Shares and Secondary Shares, and has issued promissory notes to One Ring Shareholders as payment of True Up Cash in the second and third fiscal quarters of 2009.

At December 31, 2008, The Company calculated the contingent consideration consisting of True Up Shares and True Up Cash to be 1,489,475 and $595,790, respectively, including 445,639 common shares and $178,255, respectively, issued to Matthew Liotta, the Company’s former Chief Technology Officer.  The True Up Shares were valued at the fair market value of the Company’s common stock at the end of the True Up period as defined.  The fair value of the True Up Cash and the fair value of the True Up Shares were recorded as a reduction in the value of the previously issued common stock in connection with the acquisition.  The Company issued promissory notes and shares of its common stock during the second fiscal quarter of 2009 as payment of the True Up Cash and True Up Shares.  At March 31, 2009, the Company calculated additional contingent consideration consisting of Secondary Shares to be 2,772,815, including 829,602 shares issued to Matthew Liotta.  The fair value of the Secondary Shares was determined to be $83,184 based on the quoted price of $.03 per share at the end of the contingency period.  The fair value of the Secondary Shares was recorded as an additional cost of the acquisition resulting in an increase to goodwill of $83,184.

NOTE 4 – STOCK-BASED COMPENSATION

Noncash share-based compensation costs recorded in general and administrative expenses for the three and nine months ended July 31, 2009 were $7,994 and $27,012, respectively.  For the three and nine months ended July 31, 2008, noncash share-based compensation costs recorded in general and administrative expenses were $8,794 and $26,191, respectively.  During the three months ended July 31, 2009, there were no new stock options granted, exercised, or canceled.  The Company issues new shares of common stock upon exercise of stock options.

As of July 31, 2009, the total unrecognized compensation cost related to non-vested options was $15,313, and the weighted average period over which it will be recognized is 1.12 years.

NOTE 5 – CAPITAL LEASES, CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES

The Company has various debt and capital lease obligations as of July 31, 2009 including amounts due to independent institutions and related parties.  Descriptions of these obligations are included below.  The following tables summarize outstanding debt and capital leases as of July 31, 2009:

Information as of July 31, 2009

Brief Description of Debt	Balance	Int. Rate	Maturity Date	Discount	Net
Notes payable, current
Vehicles	$ 12,650	7%	Varies	-	$ 12,650
Valens Offshore (Valens II)	850,000	10%	3/31/2011	120,073	729,927
Valens U.S. SPV I	650,000	10%	3/31/2011	109,214	540,786
Convertible notes, current
Global Telecom Solutions	120,000	5%	4/30/2012	-	120,000
Other	42,500	10%	2/28/2008	-	42,500
Capital lease obligations, current	802,964	8%	Varies	-	802,964
Notes payable, less current portion
Vehicles	29,606	7%	Varies	-	29,606
Valens Offshore (Valens II)	950,000	10%	3/31/2011	31,090	918,910
Valens U.S. SPV I	850,000	10%	3/31/2011	31,244	818,756
Laurus Master Fund (Deferred)	2,290,451	10%	3/31/2011	-	2,290,451
Valens U.S. SPV I (Deferred)	292,709	10%	3/31/2011	-	292,709
Convertible notes, less current portion
GCA-Debenture	630,333	6%	6/30/2011	-	630,333
GCA-Debenture	570,944	6%	6/30/2011	-	570,944
GC-Conote	180,000	-	6/30/2011	-	180,000
Trident-Debenture	600,000	10%	6/30/2011	-	600,000
Global Telecom Solutions	193,150	5%	4/30/2012	-	193,150
Convertible notes payable to related parties, less current portion	3,240,000	8%	6/30/2011	-	3,240,000
Capital lease obligations, less current portion	661,222	8%	Varies	-	661,222
Due to One Ring Sellers	595,790				595,790
Revolving Line of Credit	512,554				512,554

Debt and capital lease obligations as of July 31, 2009 are due as follows:

Within 1 year	1-3 years	3-5 years	Thereafter	Total
$2,761,381	$10,773,496	$77,091	$171,284	$13,783,252

Revolving Line of Credit

In connection with the Security Agreement dated as of March 31, 2008, and further amended on July 11, 2008, and on October 31, 2008, to obtain additional financing by and among L.V. and certain other lenders (“Lenders”), the Lenders agreed to lend a 10% secured revolving line of credit that expires on March 31, 2011 to the Company under certain conditions as specified in the Security Agreement and subsequent amendments.  As collateral agent for the Lenders, L.V. maintains a continuing security interest in and lien upon all assets of the Company.

The Company may draw up to a maximum amount of $600,000 on the secured revolving line of credit provided the eligible borrowing base is greater than or equal to the balance due on the revolving line of credit.  The revolving line of credit carries an over-advance provision, whereby the lender, in its sole discretion, may advance cash amounts in excess of the $600,000 contracted. Interest accrues daily on the outstanding principal balance of the revolving line of credit and is payable monthly. The balance of the secured revolving loan at July 31, 2009 was $512,554 and the available amount upon which the Company could access without an over-advance, was $87,446.

Capital Lease Obligations

The Company has entered into various equipment lease agreements with financial institutions and accounts for these leases in accordance with SFAS No. 13 “Accounting for Leases”.  During the fiscal quarter ended July 31, 2009, the Company entered into one new capital lease.

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

On July 1, 2009, the Company entered into a two-year lease agreement with a financial institution and acquired equipment valued at approximately $268,256.  The agreement calls for monthly payments of approximately $18,760.  The lease contains a provision that entitles the Company to purchase the equipment for fair market value at the end of the lease term.

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

During the third quarter of fiscal 2009, the Company provided services to a customer in Europe that accounted for 24% of overall revenues.  This customer accounted for 23% of overall revenues for the first nine months of fiscal 2009.  The Company also provided services to a second customer in Europe that accounted for 12% of overall revenues during the first nine months of fiscal 2009.

During the third quarter of fiscal 2009, one of the Company's suppliers accounted for approximately 44% of the Company's total costs of revenues.   This supplier accounted for approximately 36% of the costs of revenues for the first nine months of fiscal 2009.  There was a second supplier that accounted for approximately 33% of the Company's total costs of revenues for the first nine months of fiscal 2009.

At July 31, 2009 and October 31, 2008, no customer accounted for more than 10% of the Company's trade accounts receivable.

During the third quarter and first nine months of fiscal 2008, the Company provided services to a customer in Europe that accounted for 20% and 23%, respectively, of overall revenues.  The Company provided services to a customer in Europe that accounted for 15% of overall revenues during the third quarter of fiscal 2008.  During the third quarter of fiscal 2008, two of the Company's suppliers accounted for approximately 18% and 35%, respectively, of the Company's total costs of revenues.  During the first nine months of fiscal 2008, two of the Company's suppliers accounted for approximately 21% and 20%, respectively, of the Company's total costs of revenues.

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

Militel Calling Services.  On June 29, 2009 the Company received written communication from Militel Calling Services, an independent sales entity indicating that Militel Calling Services was seeking approximately $75,000 in damages based on breach of an Agency Agreement.  The Company does not believe any monies are due to Militel Calling Services.  Furthermore the Company does not believe it was adequately served for process, and does not intend to communicate with Militel Calling Services in any regard, barring proper legal notice.

During the quarter ended July 31, 2009, a former vendor has alleged that the Company was notified of a significant price increase in relation to a telecommunication contract between the vendor and the Company.  The Company has responded that it was not properly notified of any changes, which is required under the contract.  Additionally, the Company has requested proof of notification from the vendor, which has not yet been provided.  The vendor has requested arbitration pursuant to the contract, and claims that the Company owes approximately $1.7 million for services provided.  The Company’s position is that under the contracted pricing structure the Company owes $0.8 million.  This amount is accrued in the financial statements.  Although it is not possible at this time to determine the ultimate outcome of this matter, no litigation claim has been filed against the Company and management believes that the contract supports its position.

NOTE 10 – SUBSEQUENT EVENTS

On September 4, 2009, the Company accepted a binding letter of intent (the "LOI") from Blackbird Corporation ("Blackbird") with regards to the acquisition by the Company of all or substantially all of the outstanding shares of capital stock of Blackbird (the "Transaction") held by a group of majority shareholders of Blackbird (the "Blackbird Shareholders") resulting in Blackbird becoming an operating subsidiary of the Company. In consideration for the Blackbird shares, the Company is to issue an aggregate of 520,000,000 shares of its common stock to the Blackbird Shareholders, which will constitute approximately 80% of the Company then-issued and outstanding shares of common stock. The parties expect the Transaction to close on or about October 31, 2009 (the "Closing").

The closing of the Transaction will be subject to certain conditions, including the following:

The Registrant must dispose of its CLEC business, its One Ring Networks, Inc. (“One Ring”) business, and its fixed wireless broadband Internet access business in Northern California prior to signing a definitive agreement.

The Registrant must convert all of its subordinated debt into shares of its common stock or One Ring equity prior to signing a definitive agreement.

The Registrant must obtain a reduction of the aggregate amounts outstanding under certain senior notes due to Laurus Master Fund, Ltd. and its affiliates including, without limitation, Valens U.S. SPV I, LLC, Valens Offshore SPV II Corp., and LV Administrative Services, Inc. (collectively, “Laurus”), down to $2,500,000 that will be senior to all of the Registrant’s obligations.

The aggregate amount of shares of the Registrant’s issued and outstanding common stock as of the Closing (taking into account each of the debt conversions described above) shall be no more than 130,000,000 shares.

At the Closing, the Registrant must only be responsible for the following indebtedness: (i) senior secured debt due to Laurus must be restructured to provide for a maximum principal amount of $2,500,000 to accrue interest at 8.00% interest with all amounts due and payable in one balloon payment on the third anniversary of the Closing; and (ii) junior indebtedness in the total outstanding amount of $600,000. The restructured Laurus debt will be allocated as follows: (A) $1,250,000 as a senior obligation of the Registrant; and (B) $1,250,000 as a senior obligation to be secured by the Telenational assets to be transferred as described above.

Except for certain outstanding warrants issued to Laurus, Trident Growth Fund, L.P., and Global Capital Funding Group, LP, all outstanding options, warrants, stock awards, and other securities convertible into shares of the Registrant’s common stock, including, without limitation, any such convertible securities or other derivatives held by any of the following: (i) John Jenkins and Apex Acquisitions, Inc., the Registrant’s principal shareholders (the “Principal Rapid Link Shareholders”), (ii) all of the Registrant’s and its subsidiaries’ employees, and (iii) any other lender of the Registrant, must be terminated and cancelled with no further obligation on the part of the Registrant with respect thereto.

The company has evaluated events through September 21, 2009 for consideration as a subsequent event to be included in its July 31, 2009 financial statements issued September 21, 2009.

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

Recent Developments

On September 4, 2009, the Registrant accepted a binding letter of intent (the "LOI") from Blackbird Corporation ("Blackbird") with regards to the acquisition by the Registrant of all or substantially all of the outstanding shares of capital stock of Blackbird (the "Transaction") held by a group of majority shareholders of Blackbird (the "Blackbird Shareholders") resulting in Blackbird becoming an operating subsidiary of the Registrant. Blackbird is a company engaged in various forms of telecommunications services including prepaid cellular phone sales.  In consideration for the Blackbird shares, the Registrant will issue an aggregate of 520,000,000 shares of its common stock to the Blackbird Shareholders, which will constitute approximately 80% of the Registrant's then-issued and outstanding shares of common stock. The parties expect the Transaction to close on or about October 31, 2009 (the "Closing"). After the Closing, the parties believe that the primary of business of the Registrant shall be the business of Blackbird prior to the transaction.

Business Strategy

Pending the acquisition of Blackbird which would dramatically alter the business of Rapid Link, the following has been our business strategy:

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

Subsequent to the end of the third quarter the Company began a goodwill impairment analysis in accordance with SFAS 142. The initial analysis (first step) was performed by the Company’s management team after the conclusion of the quarter. Based on a combination of factors, including the current economic environment and the Company’s operating results, management concluded that there were a number of indicators which required the Company to perform a goodwill impairment analysis in between annual tests. As of the filing of this Quarterly Report on Form 10-Q for the third quarter ended July 31, 2009, management had not completed the entire two-step analysis.  However, based on the work performed to date, management has concluded that an impairment loss is probable and can be reasonably estimated. This relates primarily to the Company’s CLEC business, One Ring Networks, Inc. business and its fixed wireless broadband Internet access business in Northern California. Accordingly, the Company has recorded a $1 million non-cash goodwill impairment charge, representing management’s best estimate of the impairment loss. The Company expects to finalize its goodwill impairment analysis during the fourth quarter of fiscal 2009. Further adjustments to the estimated goodwill impairment charge could result when the goodwill impairment analysis is completed. Any required adjustments to the Company’s preliminary estimates as a result of completing this evaluation will be recorded in the Company’s consolidated financial statements for the respective quarter and fiscal year ended October 31, 2009.

Recent Accounting Pronouncements

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative <?xml:namespace prefix = st1 ns = "urn:schemas-microsoft-com:office:smarttags" />United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the annual financial statements of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 07-5 (“EITF 07-5”), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years.  Early application is not permitted.  Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument.  EITF 07-5 provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is evaluating the impact of EITF 07-5 to its consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008 (November 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

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

Results of Operations

The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

	Three Months Ended July 31,				Nine Months Ended July 31,
	2009		2008		2009		2008
	Amount	% of Rev.	Amount	% of Rev.	Amount	% of Rev.	Amount	% of Rev.

Revenues	$3,319,691	100.0%	$4,483,714	100.0%	$12,529,181	100.0%	$11,947,543	100.0%

Costs and expenses:
Costs of revenues	2,302,594	69.4	3,144.823	70.1	8,607,297	68.7	8183,948	68.5
Sales and marketing	119,256	3.6	193,693	4.3	375,333	3.0	619,986	5.2
General and administrative	2,503,202	75.4	1,316,067	29.4	5,359,451	42.8	3,196,820	26.8
Depreciation and amortization	484,326	14.6	419,047	9.3	1,423,239	11.4	905,768	7.6
Gain on recovery of accrued interest	-		(163,750)	(3.7)	-	-	(163,750)	(1.4)

Gain on disposal of property and equipment	(2,024)	(0.1)	-	-	(13,016)	(0.1)	-	-
Gain on legal settlements	-	-	-	-	(231,658)	(1.8)	-	-

Total costs and expenses	5,407,354	162.8	4,909,880	109.5	15,520,646	123.8	12,742,772	106.7

Operating loss	(2,087,663)	(62.9)	(426,166)	(9.5)	(2,991,465)	(23.9)	(795,229)	(6.7)

Other income (expense):
Noncash financing expense	(157,531)	(4.7)	(67,404)	(1.5)	(469,990)	(3.8)	(301,521)	(2.5)
Interest expense	(226,664)	(6.8)	(103,292)	(2.3)	(691,928)	(5.5)	(242,195)	(2.0)
Related party interest expense	(68,365)	(2.1)	(64,800)	(1.4)	(202,718)	(1.6)	(194,869)	(1.6)
Foreign currency exchange gains (loss)	861	0.0	(1,272)	(0.0)	2,878	0.0	(1,744)	(0.0)

Total other income (expense), net	(451,699)	(13.6)	(236,768)	(5.3)	(1,361,758)	(10.9)	(740,329)	(6.2)

Net loss from continuing operations	(2,539,362)	(76.4)	(662,934)	(14.8)	(4,353,223)	(34.7)	(1,535,558)	(12.9)

Discontinued operations:
Gain on disposal of discontinued operations	-	-	-	-	-	-	1,062,000	8.9

Net income (loss)	$(2,539,362)	(76.4)%	$(662,934)	(14.8)%	$(4,353,223)	(34.7)%	$(473,558)	(4.0)%

Operating Revenues

Revenues for the third quarter of fiscal 2009 decreased $1.2 million, or 26%, as compared to the same period of fiscal year 2008. This decrease is primarily attributable to a reduction in revenues from a single large wholesale customer, and is not viewed by the Company to be an unusual fluctuation. Revenues for the first nine months of fiscal 2009 increased approximately $.6 million, or 5%, as compared to the same period of fiscal 2008.  The increase is primarily attributable to the inclusion of One Ring revenues, which was acquired March 31, 2008 and due to the inclusion of iBroadband revenues, which was acquired July 11, 2008.  Since the acquisition of One Ring and iBroadband, the Company has made significant investments in increasing the broadband capacity and capabilities.  These investments have resulted in increasing revenues on a month-to-month basis, and the Company fully expects broadband access revenues to continue increasing.

Costs of Revenues

Costs of revenues for the third quarter of fiscal 2009 decreased $843 thousand, or 27%, as compared to the same period of fiscal year 2008.  The decrease in costs of revenues is directly proportional to the decrease in revenues compared to the same period of fiscal year 2008.

Costs of revenues for the first nine months of fiscal 2008 increased approximately $423 thousand, or 5%, compared to the same nine month period of fiscal 2008.  The increase in costs is directly proportional to the increase in revenues and primarily resulted from the acquisitions of One Ring and iBroadband.  In addition, a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from quarter to quarter and year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

Sales and Marketing Expenses

A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by an in-house sales and marketing organization.

Sales and marketing costs for the third quarter of fiscal 2009 decreased $74 thousand, or 38%, as compared to the same period of fiscal 2008.  For the nine months ended July 31, 2009, our sales and marketing costs decreased $245 thousand, or 40%, as compared to the first nine months of fiscal 2008.  These decreases are primarily attributable to higher marketing costs and agent commissions incurred during the first three quarters of fiscal 2008 as compared to the same period in fiscal 2009.  In fiscal 2009, the revenue base used to calculate agent commissions decreased due to our increased focus on high-speed internet products, which yield lower agent commissions on a percentage basis.

We will continue to focus our sales and marketing efforts on web portal and magazine advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

General and Administrative Expenses

General and administrative expenses increased 1.2 million, or 90%, for the third quarter of fiscal 2009 as compared to the same period of fiscal year 2008.  This increase is primarily attributable to a $1 million impairment loss discussed above and  to the acquisition of One Ring and iBroadband.  For the nine month period ending July 31, 2009, general and administrative expenses increased $2.2 million, or 68% as compared to the same nine month period ending in fiscal 2008.  The increase is due to a $1 million impairment loss discussed above and including a full nine months of operating expenses for One Ring and iBroadband in the current fiscal year, whereas a lesser portion was included in the first nine months of fiscal 2008.

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

Depreciation and Amortization

Depreciation and amortization expense increased $65 thousand, or 16%, during the third quarter of fiscal 2009 as compared to the same period of fiscal 2008.  This increase is primarily attributable to additional expenses associated with the One Ring acquisition including depreciation of equipment and amortization of equipment under capital leases.  Depreciation and amortization expense for the first nine months of fiscal 2009 increased $517 thousand, or 57%, as compared to the same nine month period of fiscal 2008.  The increase is due to additional depreciation expense associated with the One Ring and iBroadband acquisition, and amortization expense associated with equipment under capital leases.

Noncash Financing Expense, Related Party Non-Cash Financing Expense, Interest Expense and Related Party Interest Expense

Noncash interest expense, related party non-cash interest expense, interest expense, and related party interest expense increased $215 thousand, or 91% during the third quarter of fiscal 2009 as compared to the same quarter in fiscal 2008.  Noncash interest expense, related party non-cash interest expense, interest expense, and related party interest expense increased $621 thousand, or 84% for the first nine months of fiscal 2009 as compared to the same nine month period in fiscal 2008.  The increase was primarily due to amortizing certain debt discounts and loan fees in fiscal 2009 that were not amortized during the same periods of fiscal 2008.

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

Liquidity and Sources of Capital

Our operating activities generated approximately $74 thousand of cash during the first nine months of fiscal 2009, which primarily resulted from increased operating revenues related to the acquisitions of One Ring and iBroadband, and changes in our current assets and liabilities.  However, based on a negative operating cash flow during fiscal year 2008, and generally a history of negative operating cash flows, our fiscal 2008 audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

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

At July 31, 2009, we had cash and cash equivalents of $176 thousand, a decrease in cash and cash equivalents of $55 thousand from the balance at October 31, 2008.  We had working capital deficits at July 31, 2009 and October 31, 2008 of $5.5 million and $2.1 million, respectively.

Net cash provided by operating activities during the first nine months of fiscal 2009 was $74 thousand as compared to cash used by operating activities of $1.1 million during the same period of fiscal 2008.  During the first nine months of fiscal 2009, to compute operating cash flows, our net loss of $3.3 million was positively adjusted for noncash interest expense of $498 thousand, depreciation and amortization of $1.4 million, share-based compensation expense of $27 thousand, and changes in operating assets and liabilities of $1.5 million, partially offset by the gain on disposal of property of $13 thousand.  During the first nine months of fiscal 2008, to compute operating cash flows, our net loss of $474 thousand was positively adjusted for noncash interest expense of $301 thousand, bad debts expense of $53 thousand, depreciation and amortization of $906 thousand, share-based compensation expense of $26 thousand, offset by gains on settlements of liabilities of $1.1 million and $164 thousand, and decreases in operating assets and liabilities of $734 thousand.

Net cash used in investing activities during the first nine months of fiscal 2009 was $60 thousand, which resulted from purchases of property and equipment of $73 thousand, partially offset by proceeds from the sale of property equipment of $13 thousand.  Net cash used by investing activities during the first nine months of fiscal 2008 was $37 thousand, which resulted from the purchase of property and equipment of $58 thousand offset by cash received in connection with the One Ring and iBroadband acquisitions.

Net cash used by financing activities during the nine months of fiscal 2009 was $69 thousand, resulting from net advances from the revolving line of credit of $513 thousand, proceeds from the sale of common stock of $30 thousand, offset by payments on capital leases of $514 thousand and payments on notes of $97 thousand.  Net cash provided by financing activities during the first nine months of fiscal 2008 was $1.6 million, resulting from proceeds on the sale of common stock of $120 thousand, proceeds from the issuance of convertible debentures of $3.3 million, partially offset by capital lease payments of $212 thousand, payments on related party notes of $50 thousand, payments on notes payable of $1.1 million, and payment of financing fees of $497 thousand.

We have an accumulated deficit of approximately $56.7 million as of July 31, 2009 as well as a significant working capital deficit.  Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us.  We do not have sufficient capital for the upcoming twelve months without additional debt or equity capital being raised. Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the fiscal quarter ended July 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Militel Calling Services.  On June 29, 2009 the Company received written communication from Militel Calling Services, an independent sales entity indicating that Militel Calling Services was seeking approximately $75,000 in damages based on breach of an Agency Agreement.  The Company does not believe any monies are due to Militel Calling Services.  Furthermore the Company does not believe it was adequately served for process, and does not intend to communicate with Militel Calling Services in any regard, barring proper legal notice.

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

For the nine months ended July 31, 2009, and fiscal year ended October 31, 2008, we recorded net losses from continuing operations of approximately $3.4 million and $2.5 million, respectively, on revenues from continuing operations of approximately $12.5 million and $17.2 million, respectively.  For the nine months ended July 31, 2009, our net loss from continuing operations included approximately $1.9 million in non-cash expenses, primarily depreciation expense and non-cash interest expense, partially offset by a gain on legal settlements of $232 thousand.  As a result of our first three fiscal quarterly losses and historical losses, we currently have a working capital deficit.

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

We rely on two key senior officers.

We rely heavily on our senior management team of Christopher Canfield and Michael Prachar, and our future success may depend, in large part, upon our ability to retain these key officers.  The loss of the services of our key personnel or the inability to attract and retain the additional, highly-talented employees required for the development, marketing and sales of our products and services may have a material adverse effect on us.

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

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures.  During fiscal 2008 and during the first three quarters of fiscal 2009, we documented and tested certain existing controls and evaluated these existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission.  During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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