Form 10-K
period 2009-10-31
RAPID LINK INC
filed 2010-02-16
CIK 913659

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC.  20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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
COMMON STOCK, $0.001 PAR VALUE

Check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company pursuant to Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of February 15, 2010 was approximately $1,016,192 based on the average bid and ask price of a share of common stock as quoted on the OTC Bulletin Board of $0.02.

As of February 15, 2010, there were 74,647,667 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “expects,” “will,” “anticipates,” “estimates,” “believes,” “plans” and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry.  Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using fixed wireless broadband technology to deliver internet and telecommunications services, (b) the relatively low barriers to entry for start-up companies using fixed wireless broadband technology to provide internet and telecommunications services, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of voice and data services, (e) our dependence upon favorable pricing from our suppliers to compete in the diversified communication services industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet, (i) changing consumer demand, technological developments and industry standards that characterize the industry, (j) failure to close the acquisition of Mr. Prepaid and Yak America, and (k) risks related to the Mr. Prepaid and Yak America businesses.  You are also urged to carefully review and consider the various disclosures we have made which describe certain factors that affect our business throughout this Report.  For a discussion of these factors and others, please see “Risk Factors” below in this section of this report.  Readers are cautioned not to place undue reliance on the forward-looking statements made in this report or in any document or statement referring to this report.  All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language, and we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws.  The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2009 and 2008 and should be read in conjunction with our Financial Statements and the Notes thereto commencing at page F-1 included hereof.

PART I

Item 1.  Description of Business.

General

Throughout this Annual Report on Form 10-K, the terms “we,” “Rapid Link,” and the “Company” refer to Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries.  The Company was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada.  On August 7, 1992, we renounced our original province of incorporation and elected to continue our domicile under the laws of the State of Wyoming, and on November 30, 1994, our name was changed to “Canmax Inc.”  On February 1, 1999, we reincorporated under the laws of the State of Delaware under the name “ARDIS Telecom & Technologies, Inc.”  On November 2, 1999, we acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation (the “DTI Acquisition”), and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to Dial Thru International Corporation.  On November 1, 2005, we changed our name to “Rapid Link, Incorporated” as we believe this name will receive better market recognition and acceptance than its previous name, especially as the Company continues to roll out wireless broadband internet related services.

We are currently in the process of disposing our two current operating subsidiaries Telenational and One Ring and acquiring two new businesses known as Mr. Prepaid and Yak America. Mr Prepaid is in the business of providing prepaid telecom and transaction based POSA (point of sale activation) solutions through 1,000 independent retailers in the Eastern United States.  Products include prepaid wireless PINs for use with various mobile phone providers.  Yak America is a long distance reseller offering high value dial around (10-10) and pre-subscribed long distance services (1+) across the United States utilizing its network and telecommunication switch based in Miami, Florida.  Pursuant to the 14F-1 filed on February 3, 2010 we anticipate the initial closing of this set of transactions during February, 2010, thus changing the direction of the company substantially.

Our principal executive offices are located at 5408 N. 99th Street, Omaha, Nebraska, 68134; our telephone number is 402-392-7561; our website address is www.rapidlink.com; and our common stock currently trades on the OTC Bulletin Board under the symbol RPID.

Proposed Acquisition of Mr. Prepaid and Yak America

On October 13, 2009, the Registrant and its principal stockholders entered into a Share Exchange Agreement (as amended, “Share Exchange Agreement”) with Blackbird Corporation (“Blackbird”), and its principal stockholders, pursuant to which the Registrant would grant newly-issued shares of its common stock to the Blackbird stockholders in exchange for all outstanding shares of Blackbird (“Share Exchange”).  Following the Share Exchange, it was contemplated that Blackbird shareholders would hold approximately 80% of the Registrant’s then-issued and outstanding shares of common stock.

Under the Share Exchange Agreement, it was originally contemplated that the Registrant would acquire all or substantially all of the outstanding shares of capital stock of Blackbird which would result in Blackbird becoming an operating subsidiary of the Registrant.  In consideration for the Blackbird shares, the Registrant was required to issue an aggregate of 520,000,000 shares of its common stock to the shareholders of Blackbird, which would constitute approximately 80% of the Registrant’s then-issued and outstanding shares of common stock.

As of January 15, 2010, the Registrant entered into an Amendment to the Share Exchange Agreement  (the “Amendment”) with  Blackbird, certain Registrant shareholders, certain principal shareholders of Blackbird (the “Blackbird Shareholders”), and a wholly-owned subsidiary of Blackbird, Mr. Prepaid, Inc. (“Mr. Prepaid”). The Amendment modified the Share Exchange Agreement.

Under the Amendment, the transaction contemplated by the Share Exchange Agreement has been modified to provide for an initial closing at which Rapid Link shall acquire all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of the Registrant’s newly-formed class of preferred stock, “Series A Preferred Stock”, and Mr. Prepaid will become a wholly-owned subsidiary of the Registrant.  The Registrant’s preferred stock shall have certain rights and preferences including that the shares of preferred stock will be initially convertible into 520,000,000 shares of Registrant common stock.  On an as-converted basis, these 520,000,000 shares of common stock would constitute approximately 80% of the Registrant’s then-issued and outstanding shares of common stock.  Prior to the initial closing, the outstanding capital stock of Telenational Communications, Inc. (“Telenational”) and One Ring Networks, Inc. (“One Ring”) will be transferred from Rapid Link to a third party (“New Rapid Link”), controlled by one or more of the Rapid Link Principal Stockholders or a designee without recourse or liability to Rapid Link.  In addition, on the terms and subject to the conditions set forth in the Amendment, at a subsequent closing, subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities, Blackbird will also deliver to Rapid Link all of the issued and outstanding shares of capital stock of Yak America, Inc. and the capital stock of any other Blackbird subsidiary.

Mr Prepaid is in the business of providing prepaid telecom and transaction based POSA (point of sale activation) solutions through 1,000 independent retailers in the Eastern United States.  Products include prepaid wireless PINs for use with various mobile phone providers.  Yak America is a long distance reseller offering high value dial around (10-10) and pre-subscribed long distance services (1+) across the United States utilizing its network and telecommunication switch based in Miami, Florida.

In addition, Blackbird and the Company have entered into a management agreement on October 13, 2009 pursuant to which representatives designated by Blackbird shall manage certain Telenational assets during the period between the execution of the Share Exchange Agreement and the closing of such transaction. Such Blackbird representatives shall receive a management fee of $40,000 per month for such services after Telenational’s accounts payable have been satisfied.

The description of the Share Exchange Agreement, the Amendment to the Share Exchange Agreement, and Management Agreement are qualified in its entirety by reference to such agreement attached hereto as Exhibit 2.11, 2.12 and 10.40, respectively.

For more information regarding the Share Exchange, please see the Registrant’s Form 8-Ks filed with the Securities & Exchange Commission on October 19, 2009 and January 27, 2010.

We have included a description of the businesses of Mr. Prepaid and Yak America in this report; however, the acquisitions of Mr. Prepaid and Yak America are subject to the satisfaction of various conditions and are subject to certain risks more fully described in this report.

Business Strategy

Communication Services

We have served as facilities-based, communication companies providing various forms of voice and data services to customers around the world.  Rapid Link provides a multitude of communication services targeted to small and medium sized businesses, as well as individual consumers.  These services include the transmission of voice and data traffic over public and private networks.  The Company also sells foreign and domestic termination of voice traffic into the wholesale market.

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

Recent advances in wireless Ethernet equipment now make it possible to build carrier-grade networks with significantly less capital investment than required in the past.  As recently as three years ago, a service which provided broadband speeds of 100Mbps or more to an end-user, would have been prohibitively expensive.  Today, even faster speeds are available to business customers.  With the increased bandwidth now available to our customers, we are able to tailor our service offerings to suit the end users’ needs.  Synchronous connections (those with Matching upload and download speeds) are more important now than ever, and new wireless technologies make this possible.  Integrated voice services utilizing VoIP are a perfect example of the flexibility and performance synchronous connections allow.

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

Acquisition-related Strategies.

We are in the process of acquiring Mr. Prepaid and Yak America. Mr Prepaid is in the business of providing prepaid telecom and transaction based POSA (point of sale activation) solutions through 1,000 independent retailers in the Eastern United States.  Products include prepaid wireless PINs for use with various mobile phone providers.  Yak America is a long distance reseller offering high value dial around (10-10) and pre-subscribed long distance services (1+) across the United States utilizing its network and telecommunication switch based in Miami, Florida.  Pursuant to the 14F-1 filed on February 3, 2010 we anticipate the intial closing of these transactions beginning February, 2010, thus substantially changing the direction of the company in its entirety.

Products and Services

Rapid Link Internet and Voice Service

Rapid Link provides high speed internet and integrated voice services via its hybrid fiber wireless broadband network.  Currently we offer this service in following major metropolitan markets: Atlanta GA, Dallas TX, Los Angeles CA, Omaha NE, and Washington DC.  We have plans to enter additional markets during our fiscal year 2010.

Rapid Link also offers fixed wireless broadband internet access via our network in Amador County, California.  This service has been available since October 31, 2008, and primarily serves residential and small businesses.

Legacy Products

These services, while still contributing a portion of our revenues, will continue to decrease as a percentage of our total revenues as we continue to develop and market new services, including services in connection with the Mr. Prepaid and Yak acquisitions.

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

International Re-origination Services

Our Re-origination service, allows a caller outside of the United States to place a long distance telephone call that originates from our US-based switch, calls the customer’s location, and then connects the call through our network to anywhere in the world.  By completing the calls in this manner, we are able to provide very competitive rates to the customer.  Generally, this service is provided to customers that establish deposits or prepayments with us.

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
Mr. Prepaid/Yak

Mr. Prepaid delivers a comprehensive and ever-growing array of electronic products and services through stand-alone point-of-service (POS) terminals, Web based or can be integrated into major retailers’ electronic cash register system, also known as EPoS.  Mr. Prepaid also provides prepaid solutions including prepaid wireless airtime, prepaid calling cards (virtual), Bill Payment and prepaid wireless handsets.  Mr. Prepaid serves upward of 1,000 merchant locations in the Eastern United States.

Yak

Yak America is a switched based long distance reseller offering high value dial around and pre-subscribed long distance services (1+ in contiguous United States).

Segment Information

Management regularly reviews one set of financial information and all of our products share similar economic characteristics.  Therefore, the Company has determined that it has one operating segment.

Completed Acquisitions

In addition to the pending acquisition of Mr. Prepaid and Yak America, the Company has made the following acquisitions:

On July 11, 2008, the Company purchased certain assets and assumed certain liabilities of iBroadband Networks, Inc. and iBroadband of Texas, Inc. (“iBroadband”).  Assets acquired in the iBroadband acquisition are highly complementary to our existing business, particularly the operations of our subsidiary One Ring Networks, Inc.  In addition, the iBroadband acquisition provided that the seller of the assets agreed to purchase (2) 36 month, 10% notes from the Company for the purpose of restructuring existing debt and providing needed operating capital.

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

Competition

The “Diversified Communication Services” industry is highly competitive, rapidly evolving, and subject to constant technological change.  Other providers currently offer one or more of each of the services offered by us.  Communications service companies compete for consumers based on price and quality, with the dominant providers conducting extensive advertising campaigns to capture market share.  As a service provider in this industry, we compete with dominant players such as Comcast Corp. (CMCSA), AT&T (T), all of which are substantially larger than we are and have the resources, history and customer bases to dominate virtually every segment of the broadband internet and voice service market.

We also compete with other small companies including Towerstream Corp. (TWER), and Cbeyond Inc. (CBEY).  We also believe that existing competitors are likely to continue to expand their service offerings to appeal to retailers and consumers especially in the area of wireless broadband internet service.

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

Mr. Prepaid/Yak

Mr. Prepaid ranks among the top providers of POS terminals for the distribution of prepaid wireless airtime, prepaid calling cards (virtual), Bill Payment and prepaid wireless handsets in a highly competitive market. The terminals are placed in small retail stores and the store owner receives a discount.  Mr. Prepaid competes based on the discount offered and the quality of its service.  Mr. Prepaid’s competitors include:Via One Corporation, Payspot and Prepaid Experts.

Yak competes with other businesses in its industry through maintaining competitive prices per minute offered to the consumer.

Suppliers

Our principal suppliers consist of domestic and international telecommunications carriers, Internet Service Providers, and Broadband suppliers.  Relationships currently exist with a number of reliable carriers.  During the fiscal year ended October 31, 2009, one of the Company’s suppliers accounted for approximately 31% of the Company’s total costs of revenues.  Due to the highly competitive nature of the telecommunications business, we believe that the loss of any carrier would not have a long-term material impact on our business.

Mr. Prepaid/Yak

Mr. Prepaid’s principal supplier of POSA Terminals is TASQ Technologies and/or other distributors.  Its wireless prepaid PIN’s and virtual calling cards are supplied through Debisys and Direct Wholesale.  Wireless Prepaid Phones are supplied through Spot Mobile and any other supplier depending on specific requirements.  Mr. Prepaid has indicated that there are many alternate suppliers available for the products and markets it offers.

Yak’s Genband G9 Converged Gateway switch has positioned it to efficiently accommodate the expansion of its customer base.  The switch acts as a gateway to both traditional PSTN (TDM) networks and IP networks.  Yak has achieved national coverage by interconnecting with Level 3 Communications Inc., a major U.S. wholesale carrier (formerly Wiltel Communications LLC which was acquired as of December 23, 2005). Its Carrier Identification Codes (“CIC”) are programmed into the Level 3 switches and therefore Yak takes advantage of Level 3’s extensive network access arrangements with the Regional Bell Operating Companies (“RBOC”s) and most major LECs.  U.S. originated calls are hauled to its switch in Miami. The switch is co-located at the NAP of the Americas which is operated by Terremark.  The NAP is one of the premiere co-location facilities in North America and is the gateway for the majority of traffic to Latin America and gives Yak access to 160 global carriers.

Sales and Marketing

We sell and market our services through our in house sales staff, independently contracted sales agents, and third-party resellers.  Our Company also receives a good deal of referrals from existing customers.  We focus our sales efforts on small to medium sized businesses (“SME’s”), and vertical market demographics.

We offer businesses and individuals the opportunity to become resellers of our services through our affiliate and reseller programs.  Resellers are able to purchase bulk accounts and hardware at reseller specific pricing and they are then able to resell these accounts to private individuals under the Rapid Link brand.

Historically, we have had substantial revenues in foreign markets.  For the fiscal years ended October 31, 2009 and 2008, $5.4 million or 36% and $6.6 million or 39% of our total revenue from continuing operations for each year, respectively, originated from foreign markets.

Mr. Prepaid/Yak

Mr. Prepaid sells and markets its products through its sales force and through the Internet.  Yak also markets through the Internet and distribution of flyers.

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

During the fiscal year ended October 31, 2009, we did not provide wholesale services to any customer that accounted for more than 10% of our revenue.

Employees

As of December 31, 2009, we have twenty nine full-time employees and two part-time employees.  Twelve of which perform technical duties, eleven of which perform administrative and financial functions, four of which perform customer support duties and four of which perform sales duties. Six employees are located in Omaha, Nebraska; eleven employees are located in Texas; eight employees are located in Georgia; two employees are located in California; and four employees are located in South Africa.  None of our employees are represented by a labor union, and we consider our employee relations to be excellent.

Mr. Prepaid has four full-time employees and one contractual salesperson paid on a commission basis. Yak has 15 full time and three part-time employees.  None of these employees are represented by a labor union, and Mr. Prepaid and Yak each consider their employee relations to be excellent.

Debt Arrangements

Global Telecom

On April 30, 2008, the Company entered into a four-year financing agreement with Global Telecom Solutions (“GTS”) in the principal amount of $460,000.  The agreement calls for monthly payments of $10,000 and interest accrues at 5% per annum, and may be converted into the common stock of the Company in accordance with the terms of the agreement.

Laurus/Valens

Effective March 31, 2008, the Company modified its debt structure by entering into a Security Agreement with certain lenders (“Lenders”) Upon the signing of the Security Agreement, Valens II provided the Company with $1,800,000 of gross financing, and the Company issued Valens II a 10% Secured Term A Note (“Valens II Term A”) in the principal amount of $1,800,000.

On July 14, 2008 the Company completed the terms and conditions set forth in the Security Agreement dated as of March 31, 2008, and further amended such terms on July 11, 2008, to obtain additional financing by and among L.V. and certain Lenders.  The completed financing agreement includes Valens U.S. SPV I (“Valens”) purchasing a secured term note (“Term B Note”), the Lenders agreeing to lend secured revolving loans under certain conditions including the Company attaining specific financial covenants, and Laurus Master Fund and Valens purchasing secured promissory notes related to the asset purchase of iBroadband Networks, Inc., a Texas corporation, and iBroadband of Texas, Inc., a Delaware corporation in the amounts of approximately $2.3 million and $293 thousand, respectively.

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

Global Capital

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

Mr. Prepaid/Yak.

Yak does not hold any patents or trademarks.  Mr. Prepaid has trademarked the name “Mr. Prepaid” with the Patent and Trademark Office (Reg. No. 3,693,212).

Government Regulation

Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States.  Any violations of these regulations may subject us to enforcement penalties.  The Federal Communications Commission (“FCC”) has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate long distance communications services. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

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

Regulation by the Federal Communications Commission - Universal Service Funds

In 1997, the FCC issued an order, referred to as the Universal Service Order, to implement the provisions of the Telecommunications Act of 1996 relating to the preservation and advancement of universal telephone service. The Universal Service Order requires all telecommunications carriers providing interstate telecommunications services to periodically contribute to universal service support programs administered by the FCC (the “Universal Service Funds”). The periodic contribution requirements to the Universal Service Funds under the Universal Service Order are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC, which we measure and report in accordance with the legislative rules adopted by the FCC.  The contribution rate factors are determined quarterly and carriers, including us, are billed for their contribution requirements each month based on projected interstate and international end-user telecommunications revenues, subject to periodic reconciliation.  We, and most of our competitors, pass through these Universal Service Fund contributions in the price of our services, either as a separate surcharge or as part of the base rate.  In addition to the FCC universal service support mechanisms, state regulatory agencies also operate parallel universal service support systems.  As a result, we are subject to state, as well as federal, universal service support contribution requirements, which vary from state to state.  As with any regulatory obligation, if a federal or state regulatory body determines that we have incorrectly calculated and/or remitted any universal service fund contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon.  Furthermore, if the FCC determines that we have incorrectly calculated and overstated a separately invoiced line item identified as a recovery of contributions to the Universal Service Funds we could be required to repay any such over-collection and be subject to penalty.

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

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.”  Several different industry groups have submitted access charge reform proposals to the FCC.  The FCC has not yet acted on these proposals and it is not yet known when it will act.  Therefore, at this time we cannot predict the effect that the FCC’s ultimate determinations regarding access charge reform may have upon our business.

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

International Telecommunications Services - Section 214.  In the United States, to the extent that we offer services as a carrier, we are required to obtain authority under Section 214 of the Communications Act of 1934 to provide telecommunications service that originates within the United States and terminates outside the United States.  We have obtained the required Section 214 authorization from the FCC to provide U.S. international service.  As a condition to our Section 214 authorization, we are subject to various communications-oriented reporting and filing requirements.  Failure to comply with the FCC’s rules could result in fines, penalties, forfeitures, or revocation of our FCC authorization, each of which could have a material adverse effect on our business, financial condition, and results of operation.

International Telecommunications Services - International Settlements

The FCC’s International Settlements Policy (“Policy”) restricts the terms on which U.S. based carriers and certain of their foreign correspondents settle the cost of terminating each other’s traffic over their respective networks.  Under the International Settlements Policy, absent approval from the FCC, international telecommunications service agreements with dominant foreign carriers must be non-discriminatory, provide for settlement rates usually equal to one-half of the accounting rate, and require proportionate share of return traffic.  This Policy, however, does not apply to arrangements with any non-dominant foreign carrier or, since March 30, 2005, with any dominant foreign carrier on routes where a demonstration has been made that at least one U.S. carrier has a settlement arrangement with the dominant foreign carrier that is compliant with the FCC’s applicable benchmark settlement rates. This action has greatly lessened the number of instances in which the Policy applies, effectively granting U.S. and foreign carriers greater freedom to set rates and terms in their agreements.  As a result, 164 countries currently are exempt from the International Settlements Policy, representing over 90% of all U.S.-originated international traffic.  Notwithstanding the foregoing, the FCC could find that we do not meet certain International Settlements Policy requirements with respect to certain of our foreign carrier agreements.  Although the FCC generally has not issued penalties in this area, it has issued a Notice of Apparent Liability to a U.S. company for violations of the International Settlements Policy and it could, among other things, issue a cease and desist order, impose fines or allow the collection of damages if it finds that we are not in compliance with the International Settlements Policy.  Any of these events could have a material adverse effect on our business, financial condition, or results of operation.

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

The advent of VoIP services being provided by pure play VoIP providers, such as Vonage, cable television and other companies, and the increased number of traditional telephone companies entering the retail VoIP space has heightened the need for U.S. regulators to determine whether VoIP is subject to the same regulatory and financial constraints as wire line telephone service. On November 9, 2004, the FCC issued an order in response to a petition from Vonage declaring that Vonage-style VoIP services were exempt from state telecommunications regulations. The FCC order applies to all VoIP offerings provided over broadband services. However, this order did not clarify whether, or under what terms, VoIP traffic may be subject to intercarrier compensation requirements; whether VoIP was subject to state tax or commercial business regulations; or whether VoIP providers had to comply with obligations related to 911 emergency calls, and the Universal Service Fund (“USF”) of the Communications Assistance for Law Enforcement Act (“CALEA”).  The FCC is addressing many of these issues through its “IP-Enabled Services Proceeding,” which opened in February 2004.

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

Mr. Prepaid/Yak

Mr. Prepaid is not required to obtain any licenses or approvals in order to operate its principal products and services. Yak America is approved by the FCC as a reseller of Long Distance Services.

Risk Factors

Risks Related to Current Operations

Without the Mr. Prepaid Acquisition, our cash flow will likely not be sufficient to satisfy our cost of operations.

For the fiscal years ended October 31, 2009 and 2008, we recorded net losses from continuing operations of approximately $11.8 and $2.6 million, respectively, on revenues from continuing operations of approximately $14.9 and $17.2 million, respectively.  For fiscal year 2009, our net loss from continuing operations included approximately $9.5 million in non-cash expenses, primarily depreciation expense and non-cash interest expense.  As a result of historical losses, we currently have a working capital deficit.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2009, which states “The Company has suffered recurring losses from continuing operations during each of the last two fiscal years.  Additionally, at October 31, 2009, the Company’s current liabilities exceeded its current assets by $13.3 million and the Company has a shareholders’ deficit totaling $15.2 million.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.”  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our operating history makes it difficult to accurately assess our general prospects in the broadband wireless internet sector of the Diversified Communications Service industry and the effectiveness of our business strategy.  As of the date of this report, a majority of our revenues are not derived from broadband internet services.  Instead, we generated most of our revenues from retail fixed-line and wholesale communication services.  In addition, we have limited meaningful historical financial data upon which to forecast our future sales and operating expenses.  Our future performance will also be subject to prevailing economic conditions and to financial, business and other factors.  Accordingly, if the Mr. Prepaid Acquisition does not occur, our actual future cash flows from operations will likely be insufficient to satisfy our debt obligations and working capital needs and we may be forced to liquidate our assets.

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

Risks related to our securities

Potential for substantial dilution to our existing stockholders exists.

The issuance of convertible shares of preferred stock upon the closing of the Mr. Prepaid Acquisition, the conversion of secured convertible notes or upon exercise of outstanding warrants and/or stock options will cause immediate and substantial dilution to our existing stockholders.  In particular, the Mr. Prepaid Acquisition will mean that Blackbird (or in turn its stockholders) will hold 80% of the outstanding common stock (on an as-converted basis) following the Mr. Prepaid Acquisition.  In addition, any additional financing may result in significant dilution to our existing stockholders.

Our OTC Bulletin Board listing negatively affects the liquidity of our common stock as compared with other trading boards.

Our common stock currently trades on the OTC Bulletin Board.  Therefore, no assurances can be given that a liquid trading market will exist at the time any stockholder desires to dispose of any shares of our common stock.  In addition, our common stock is subject to the so-called “penny stock” rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally defined as an investor with a net worth in excess of $1 million or annual income exceeding $200,000, or $300,000 together with a spouse).  For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale.  Consequently, both the ability of a broker-dealer to sell our common stock and the ability of holders of our common stock to sell their securities in the secondary market may be adversely affected.  The Securities and Exchange Commission (the “SEC”) has adopted regulations that define a “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule relating to the penny stock market.  The broker-dealer must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is to sell the securities as a market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We are subject to the ongoing requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures.  During fiscal 2009, we documented and tested certain existing controls and evaluated these existing controls against the standards adopted by the Committee of Sponsoring Organizations of the Treadway Commission.  During the course of our ongoing evaluation and integration of the internal controls of our business, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

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

Risks related to the proposed Mr. Prepaid Acquisition

We may not successfully close the proposed acquisition.

The Share Exchange Agreement includes various closing conditions which must be satisfied before the acquisition of Mr. Prepaid and subsequently Yak America will occur.  In the event that these conditions are not satisfied or waived by the respective party, the acquisitions may not occur.

We may have difficulties integrating our current business with the business of Mr. Prepaid.

If the proposed Mr. Prepaid Acquisition were to be consummated, the Company will be integrating Mr. Prepaid and Yak’s products and services offerings. If the Company cannot integrate the products effectively or if management spends too much time on integration issues, it could harm the combined company’s business, financial condition and results of operations. The difficulties, costs and delays involved in integrating the companies, which could be substantial, include the following:

-	distraction of management and other key personnel from the business of the combined company;

-	integrating technology, product lines, services and development plans;

-	inability to demonstrate to customers and suppliers that the business combination will not result in adverse changes in product standards or business focus;

-	inability to retain and integrate key personnel;

-	disruptions in the combined sales forces that may result in a loss of current customers or the inability to close sales with potential customers;

-	expending time, money and attention on integration that would otherwise be spent on developing either company’s own products and services;

-	additional financial resources that may be needed to fund the combined operations; and

-	impairment of relationships with employees and customers as a result of changes in management.

The proposed Mr. Prepaid Acquisition may result in additional Sarbanes-Oxley issues and material weaknesses in the control structure of the Company.

Mr. Prepaid and Yak are private corporations that have not been subject to the requirements of the Sarbanes-Oxley Act of 2002. The operations of Mr. Prepaid and Yak are expected to be material to the results of the post-acquisition combined entity and management may not have sufficient time to document, assess, test, and remedy the control structure of such companies, to identify any material control weaknesses; and to disclose any such weaknesses in time to comply with the reporting requirements of Sarbanes-Oxley.

Item 2.  Description of Property.

We lease approximately 11,500 square feet in Omaha, Nebraska, located at 5408 N. 99th Street.  Our current operations, information systems, and executive headquarters are located in the Omaha facility.  We also have operational offices in Atlanta, Georgia, Athens, Texas, Sutter Creek, California, and a small sales and administrative office in Johannesburg, South Africa.  We believe that our facilities are sufficient for the operation of our current business for the foreseeable future.  The expiration dates of the above-mentioned lease agreements are as follows:

June 30, 2011	Omaha - Operational and Administrative Headquarters
November 30, 2011	South Africa - Sales and Administrative Office
March 31, 2016	Atlanta - Operational Office
Month to month	Athens - Operational Office
Month to month	Sutter Creek - Operational Office

Item 3.  Legal Proceedings.

The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Coastline Capital On May 5, 2008, the Company filed a lawsuit against Coastline Capital  for Declaratory Relief related to the Valens and Laurus debenture transactions.  The Company’s suit for Declaratory  Relief seeks a Judgment from the Court that Coastline Capital has not earned a broker’s fee in the Valens/Laurus transaction in that Coastline Capital did not represent the Company in the transaction that closed and, pursuant to the terms of the brokerage contract Coastline Capital was not entitled to a broker’s fee.  On June 23, 2008, Coastline Capital filed an answer and cross-complained against the Company contending that Coastline Capital earned a broker’s fee when the Valens/Laurus debenture transaction closed.  The Company has filed an answer to the Cross Complaint which denied the allegations of the Cross Complaint and asserted affirmative defenses.  The parties have agreed to binding arbitration to resolve this dispute.  The Company will pursue this arbitration and vigorously defend the Cross Complaint as the Company is confident that its claims are supported by the facts and written documents relevant to this litigation.

Ian Caplan  On June 23, 2009, Ian Caplan and Click Connect LLC filed a lawsuit in the Los Angeles Superior Court against the Company claiming the Plaintiffs were not paid commissions for revenues generated by one of the Companies subsidiaries.  On September 2, 2009, the Company filed an answer to the complaint which denied the allegations of the Complaint and asserted affirmative defenses.  The Plaintiffs have never executed a contract with the Company who is the only defendant in the litigation and the Company has not located any documents were it assumed any obligations to pay commissions to the Plaintiff’s.  The litigation is in the discovery phase.  It is expected that the Company will be successful in the litigation based on the lack of privity of contract between the Plaintiff’s and the Company and the lack of any course of dealing between the Company and the Plaintiffs.

Qwest  Qwest filed an arbitration proceeding, in Colorado, claiming unpaid fees for telecommunication services provided to one of the Company’s subsidiaries.  On December 21, 2009 the arbitrator awarded $1,782,259.87 in favor of Qwest against one of the Company’s subsidiaries.  The Company believes that its subsidiary was not afforded due process in the arbitration proceedings and that the Arbitrator did not take into consideration the excess billings of Qwest that were not due and payable by its subsidiary. The Company will review with its counsel the option of disputing the arbitration award after its subsidiary is served with a Civil Action to Enforce the Arbitration Award.

Liotta Litigation  On November 24, 2009 Matthew Liotta filed his First Amended Complaint, in Fulton County Georgia, against the Company and one of its subsidiaries alleging wrongful termination and damages for unpaid compensation pursuant to a written employment contract.  On January 12, 2010, the Company and its subsidiary filed its answer to the First Amended Complaint which denied the allegations of the Complaint and asserted affirmative defenses asserting that neither the Company nor its subsidiary had ever executed an employment contract with Matthew Liotta.  Upon Matthew Liotta’s termination “for cause” he was paid all of his salary and benefits thus the Company believes that Mr. Liotta has initiated this lawsuit, along with the litigation discussed below, based upon his vendetta against the Company as a result of his dismissal for cause as an employee of Telenational, a subsidiary of the Company.

Former One Ring Networks Shareholders litigation 5 of the 11 former shareholders (which include Matthew Liotta, and his father, Dennis Liotta) of One Ring Networks, Inc., a subsidiary of the Company, filed a lawsuit, in The District Court of Nebraska, against the Company claiming that a portion of the payment for their shares pursuant to the terms of a Stock Purchase Agreement between One Ring Networks, Inc and the Company dated March 28, 2008 entitled the “True Up” portion of the purchase price were incorrectly calculated and unpaid.  On January 27, 2010, the Company filed an answer to the Complaint which denied the allegations of the Complaint and asserted affirmative defenses based upon the Company’s documents that support the fact that the “True Up”  calculations were accurately prepared and were properly paid to all of the former shareholders of One Ring Networks, Inc. On January 20, 2010, the Court denied the Application for a Preliminary Injunction brought by the Plaintiff’s requesting that the Company not transfer or spin off its subsidiary One Ring Networks, Inc. pending the resolution of this litigation. The Order denying the Preliminary Injunction was based upon the opposition filed by the Company to the application for the Preliminary Injunction.  Based upon the Court’s Order and the documents between the Company and One Ring Networks, Inc the Company is very confident that this litigation will be resolved favorably for the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during fiscal 2009.

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

The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of our common stock as reported on the OTC Bulletin Board:

	High	Low
Fiscal Year Ended October 31, 2009
Fourth Quarter	$0.04	$0.02
Third Quarter	$0.07	$0.02
Second Quarter	$0.07	$0.03
First Quarter	$0.09	$0.04

Fiscal Year Ended October 31, 2008
Fourth Quarter	$0.14	$0.06
Third Quarter	$0.10	$0.05
Second Quarter	$0.10	$0.06
First Quarter	$0.12	$0.06

The market quotations presented reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily reflect actual transactions.

The closing price for our common stock on February 15, 2010, as reported on the OTC Bulletin Board, was $0.015.

Dividends

We have never declared or paid any cash dividends on our common stock and do not presently intend to pay cash dividends on our common stock in the foreseeable future.  We intend to retain future earnings for reinvestment in our business.

Holders of Record

There were 484 stockholders of record as of February 15, 2010.

Equity Compensation Plans

The following table sets forth, as of October 31, 2009, certain information related to the Company’s compensation plans under which shares of our common stock are authorized for issuance.

Plan Category	Number of securities to be Issued upon Exercise of Outstanding Options Warrants and Rights column (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans(Excluding Securities Reflected in column in column (a))

Equity compensation plans approved by security holders	915,000	(1)	$0.11	3,085,000	(2)

Equity compensation plans not approved by securityholders	-		n/a	-
Total	915,000		$0.11	3,085,000

(1)	Includes outstanding options granted pursuant to the Company’s 2002 Equity Incentive Plan.
(2)	Includes shares remaining available for future issuance under the Company’s 2002 Equity Incentive Plan.

The Company’s 2002 Equity Incentive Plan (the “Equity Incentive Plan”), as amended, authorizes the Board of Directors to grant options to purchase up to 4,000,000 shares of the Company’s common stock.  On October 31, 2002 at our stockholder’s annual meeting, our stockholders approved the adoption of the Equity Incentive Plan.  The maximum number of shares of common stock that may be issuable under the Equity Incentive Plan to any individual plan participant is 1,000,000 shares.  All options granted under the Equity Incentive Plan have vesting periods up to a maximum of five years.  The exercise price of an option granted under the Equity Incentive Plan shall not be less than 85% of the fair value of the common stock on the date such option is granted.

The Company’s 1990 Stock Option Plan (the “Option Plan”), as amended, authorized the Board of Directors to grant options to purchase up to 2,300,000 shares of the Company’s common stock.  No options were to be granted to any individual director or employee, which when exercised, would exceed 5% of the issued and outstanding shares of the Company.  The term of any option granted under the 1990 Stock Option Plan was fixed by the Board of Directors at the time the options were granted, provided that the exercise period was not to be longer than 10 years from the date of grant.  All options granted under the 1990 Stock Option Plan have up to 10-year terms and have vesting periods that range from 0 to three years from the grant date.  The exercise price of any options granted under the 1990 Stock Option Plan is the fair market value at the date of grant.  On October 31, 1990 at our stockholder’s annual meeting, our stockholders approved the adoption of the Option Plan.  Subsequent to the adoption of the Equity Incentive Plan, no further options will be granted under the Option Plan.

Recent Sales of Unregistered Securities

During the fiscal year ended October 31, 2009, we did not issue any securities that were not registered under the Securities Act of 1933, as amended, except as disclosed in previous SEC filings.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities by the issuer or affiliated purchasers during the fiscal year ended October 31, 2009.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “expects,” “will,” “anticipates,” “estimates,” “believes,” “plans” and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors using fixed wireless broadband technology to deliver internet and telecommunications services, (b) the relatively low barriers to entry for start-up companies using fixed wireless broadband technology to provide internet and telecommunications services, (c) the price-sensitive nature of consumer demand, (d) the relative lack of customer loyalty to any particular provider of voice and data services, (e) our dependence upon favorable pricing from our suppliers to compete in the diversified communication services industry, (f) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (g) failure to attract or retain key employees, (h) continuing changes in governmental regulations affecting the telecommunications industry and the Internet, (i) changing consumer demand, technological developments and industry standards that characterize the industry, (j) failure to close the acquisition of Mr. Prepaid and Yak America, and (k) risks related to the Mr. Prepaid and Yak America businesses.  You are also urged to carefully review and consider the various disclosures we have made which describe certain factors that affect our business throughout this Report.  For a discussion of these factors and others, please see “Risk Factors” below in this section of this report.  Readers are cautioned not to place undue reliance on the forward-looking statements made in this report or in any document or statement referring to this report.  All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language, and we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws.  The following discussion and analysis of financial condition and results of operations covers the years ended October 31, 2009 and 2008 and should be read in conjunction with our Financial Statements and the Notes thereto commencing at page F-1 included hereof.

Overview

Proposed Acquisition

On October 13, 2009, the Registrant and its principal stockholders entered into a Share Exchange Agreement (as amended, “Share Exchange Agreement”) with Blackbird Corporation (“Blackbird”), and its principal stockholders, pursuant to which the Registrant would grant newly-issued shares of its common stock to the Blackbird stockholders in exchange for all outstanding shares of Blackbird (“Share Exchange”).  Following the Share Exchange, it was contemplated that Blackbird shareholders would hold approximately 80% of the Registrant’s then-issued and outstanding shares of common stock.

Under the Share Exchange Agreement, it was originally contemplated that the Registrant would acquire all or substantially all of the outstanding shares of capital stock of Blackbird which would result in Blackbird becoming an operating subsidiary of the Registrant.  In consideration for the Blackbird shares, the Registrant was required to issue an aggregate of 520,000,000 shares of its common stock to the shareholders of Blackbird, which would constitute approximately 80% of the Registrant’s then-issued and outstanding shares of common stock.

As of January 15, 2010, the Registrant entered into an Amendment to the Share Exchange Agreement  (the “Amendment”) with  Blackbird, certain Registrant shareholders, certain principal shareholders of Blackbird (the “Blackbird Shareholders”), and a wholly-owned subsidiary of Blackbird, Mr. Prepaid, Inc. (“Mr. Prepaid”). The Amendment modified the Share Exchange Agreement.

Under the Amendment, the transaction contemplated by the Share Exchange Agreement has been modified to provide for an initial closing at which Rapid Link shall acquire all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of the Registrant’s newly-formed class of preferred stock, “Series A Preferred Stock”, and Mr. Prepaid will become a wholly-owned subsidiary of the Registrant.  The Registrant’s preferred stock shall have certain rights and preferences including that the shares of preferred stock will be initially convertible into 520,000,000 shares of Registrant common stock.  On an as-converted basis, these 520,000,000 shares of common stock would constitute approximately 80% of the Registrant’s then-issued and outstanding shares of common stock.  Prior to the initial closing, the outstanding capital stock of Telenational Communications, Inc. (“Telenational”) and One Ring Networks, Inc. (“One Ring”) will be transferred from Rapid Link to a third party (“New Rapid Link”), controlled by one or more of the Rapid Link Principal Stockholders or a designee without recourse or liability to Rapid Link.  In addition, on the terms and subject to the conditions set forth in the Amendment, at a subsequent closing, subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities, Blackbird will also deliver to Rapid Link all of the issued and outstanding shares of capital stock of Yak America, Inc. and the capital stock of any other Blackbird subsidiary.

Mr. Prepaid is in the business of providing prepaid telecom and transaction based POSA (point of sale activation) solutions through 1,000 independent retailers in the Eastern United States.  Products include prepaid wireless PINs for use with various mobile phone providers.  Yak America is a long distance reseller offering high value dial around (10-10) and pre-subscribed long distance services (1+) across the United States utilizing its network and telecommunication switch based in Miami, Florida.  Following the acquisitions, the primary operations of the Company are intended to be the business of Mr. Prepaid and Yak America.

In addition, Blackbird and the Company have entered into a management agreement on October 13, 2009 pursuant to which representatives designated by Blackbird shall manage certain Telenational assets during the period between the execution of the Share Exchange Agreement and the closing of such transaction. Such Blackbird representatives shall receive a management fee of $40,000 per month for such services after Telenational’s accounts payable have been satisfied.

The description of the Share Exchange Agreement, the Amendment to the Share Exchange Agreement, and Management Agreement are qualified in its entirety by reference to such agreement attached hereto as Exhibit 2.11, 2.12 and 10.40, respectively.

Current Operations

We are a facilities-based, diversified communication services company providing various forms of voice, internet and data services to wholesale and retail customers throughout the world.  We offer a wide array of communication services targeted to individuals, enterprises and wholesale customers.

The Diversified Communication Services industry continues to evolve towards an increased emphasis on Ethernet based products and services.  We have focused our business towards these types of products and services for the last couple of years.  Furthermore, we believe the use of our networks, either as a stand-alone solution or bundled with other IP products, provide our customers with the best possible communications experience.

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

Allowance for Uncollectable Accounts Receivable

Our receivables are due from commercial enterprises and residential users in both domestic and international markets.  Trade accounts receivable are stated at the amount the Company expects to collect.  We regularly monitor credit risk exposures in our accounts receivable and maintain a general allowance for doubtful accounts based on historical experience.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms.  Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for doubtful accounts.  Specifically, if the financial condition of the Company’s customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required.  We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize our risk.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Interest is typically not charged on overdue accounts receivable.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Stock-Based Compensation

We adopted FASB Accounting Standards Codification 718 (“ASC 718”) (formerly SFAS No. 123R, “Share-Based Payment”) as of November 1, 2006.  All of our existing share-based compensation awards have been determined to be equity awards.  Under the modified prospective transition method, we are required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of November 1, 2006 for which the requisite service has not been rendered (i.e. nonvested awards) as the requisite service is rendered on or after that date.  The compensation cost is based on the grant date fair value of those awards, with grant date fair value currently being estimated using the Black-Scholes option-pricing model, a pricing model acceptable under ASC 718.  We are recognizing compensation cost relating to the nonvested portion of those awards in the consolidated financial statements beginning with the date on which ASC 718 is adopted, through the end of the requisite service period.  ASC 718 requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the annual financial statements of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued guidance under ASC 820 (“ASC 820”) (formerly SFAS No. 157, “Fair Value Measurements”).  ASC 820 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 is generally effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted this guidance at the beginning of fiscal year 2009. The adoption of this guidance did not significantly affect the Company’s consolidated financial condition or consolidated results of operations.

In February 2007, the FASB issued guidance under ASC 825 (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”), which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity.  The Company adopted this guidance at the beginning of fiscal year 2009. The adoption of this guidance had no significant impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued guidance under ASC 805 (formerly SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”)).  ASC 805 will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  In addition, under ASC 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  ASC 805 is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010.  The provisions of ASC 805 will impact the Company if it is a party to a business combination after the pronouncement is adopted.

In December 2007, the FASB issued guidance under ASC 810 (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”)) which becomes effective for fiscal periods beginning after December 15, 2008 (November 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In April 2008, the FASB issued guidance under ASC 350 (formerly FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets.) This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. This guidance removes the requirement for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. This guidance also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of This guidance will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In June 2008, the FASB issued guidance under ASC 815 (formerly EITF Issue No. 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.) This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years. Early application is not permitted. A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This guidance provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The Company is evaluating the impact of this guidance to its consolidated financial statements.

Results of Operations

The following table set forth certain financial data and the percentage of total revenues of the Company for the periods indicated:

	Year Ended October 31, 2009		% Change	Year Ended October 31, 2008
	Amount	% of Rev.	2009 Over / (Under) 2008	Amount	% of Rev.

Revenues	$14,946,295	100.0%	(13%)	$17,238,948	100.0%

Costs and expenses:
Costs of revenues	10,113,325	67.7%	(14%)	11,705,294	67.9%
Sales and marketing	599,323	4.0%	(28%)	826,856	4.8%
General and administrative	12,492,438	83.6%	160%	4,797,337	27.9%
Depreciation and amortization	1,980,106	13.2%	43%	1,384,526	8.0%
Gain on forgiveness of liabilities	-	-	N/A	(163,750)	(0.9%)
(Gain) loss on disposal of property and equipment	(13,016)	(0.1%)	207%	(4,240)	(0.0%)

Total costs and expenses	25,172,176	168.4%	36%	18,546,023	107.6%

Operating loss	(10,225,881)	(68.4%)	682%	(1,307,075)	(7.6%)

Other income (expense):
Noncash financing expense	(607,849)	(4.1%)	33%	(457,388)	(2.7%)
Interest expense	(956,412)	(6.4%)	76%	(544,523)	(3.1%)
Related party interest expense	(271,084)	(1.8%)	4%	(259,669)	(1.5%)
Foreign currency exchange gain (loss)	12,051	0.1%	(261%)	(7,493)	(0.0%)
Gain on legal settlement	231,658	1.5%	N/A	-	-

Total other income(expense)	(1,591,636)	(10.6%)	25%	(1,269,073)	(7.3%)

Loss from continuing operations	(11,817,517)	(79.1%)	359%	(2,576,148)	(14.9%)

Discontinued operations
Gain on disposal of discontinued operations	-	-	N/A	1,062,000	6.1%

Net loss	(11,817,517)	(79.1%)	680%	(1,514,148)	(8.8%)

Operating Revenues

Our revenues decreased by $2.3 million, or 13%, as compared to fiscal 2008.  Our business model has shifted from providing low margin legacy products to providing high-speed internet and integrated voice services, which are high margin products.  Revenues generated via our hybrid fiber wireless broadband network increased due to the acquisitions of One Ring and iBroadband, however, this was offset by decreased revenues from our legacy products that include traditional long distance services, international calling cards, and wholesale voice termination.  In addition, revenues decreased due to the variable nature of our retail revenue component.

Costs of Revenues

Our costs of revenues for fiscal year 2009 decreased $1.6 million, or 14%, as compared to fiscal year 2008.  Costs of revenues as a percentage of revenues were 67.7% for fiscal year 2009, compared to 67.9% for fiscal year 2008.

The decrease in costs of revenues correlates to the decreased revenues, and is due to newly negotiated contracts with carriers, and slightly lower cost of sales, on a percentage basis, resulting from revenues generated from our hybrid fiber wireless broadband network.  In addition, a majority of our costs of revenues are variable, based on per minute transportation costs, costs of revenues as a percentage of revenues will fluctuate, from quarter to quarter and year to year, depending on the traffic mix between our wholesale and retail products and total revenue for each year.

Sales and Marketing Expenses

We sell and market our services through our in house sales staff, independently contracted sales agents, and third-party resellers.  Our sales and marketing costs decreased from 5% of revenues for fiscal 2008 to 4% of revenues for fiscal 2009.  In fiscal 2009, the revenue base used to calculate agent commissions decreased due to our increased focus on high-speed internet products, which yield lower agent commissions on a percentage basis.  We will continue to focus our sales and marketing efforts on web portal and magazine advertising, the establishment of distribution networks to facilitate the introduction and growth of new products and services, and agent related expenses to generate additional revenues.

General and Administrative Expenses

Our general and administrative expenses increased $7.7 million, or 160%, for fiscal year 2009 as compared to fiscal 2008.  This increase includes a $5.3 million charge during fiscal 2009 relating to the impairment of goodwill and a $1.1 million charge during 2009 relating to the write-off of the remaining book value of customer lists.  In addition, the Company completed the acquisition of One Ring during the second quarter of fiscal 2008, and the acquisition of iBroadband in the third quarter of fiscal 2008.  General and administrative expenses with these entities were not incurred for the full year during fiscal 2008.

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

Gain on Forgiveness of Liabilities

The Gain on Forgiveness of Liabilities of $163,750 for fiscal 2008 was due to Global Capital Funding Group (“Global”) forgiving any, and all, accrued interest on the GC-Conote as partial consideration for the Company paying Global the principal sum of $420,000 on the GC-Conote during 2008.

Gain on Legal Settlement

During the first quarter of fiscal 2009, the Company executed a settlement agreement with 7-Eleven, Inc., f/k/a The Southland Corporation and received $231,658, net of attorney fees totaling $168,342.  The agreement settled a dispute over a Master Agreement for computer software license and maintenance between the Company and 7-Eleven.  The net amount received was recorded in the first quarter of fiscal 2009 as a “Gain on legal settlement”.

Gain on Disposal of Discontinued Operations

The Gain on Disposal of Discontinued Operations of $1,062,000 for fiscal 2008 relates to the disposition of Canmax Retail Systems (“Canmx”) a former operating subsidiary.

Noncash Financing Expense, Related Party Non-Cash Financing Expense, Interest Expense and Related Party Interest Expense

Non-cash financing expense, including related party non-cash financing expense, increased $150,000, or 33% during fiscal 2009 as compared to fiscal 2008.  Non-cash financing expense results from the amortization of deferred financing fees and debt discounts on our debts to third party lenders and related parties.

Interest expense plus related party interest expense for fiscal 2009 increased $423,000, compared to fiscal 2008.

Liquidity and Sources of Capital

Our operating activities used $893,000 of cash during fiscal 2009, which was primarily due to the increased operating expenses related to our acquisitions of iBroadband and One Ring.  Based on ongoing negative operating cash flow during the current fiscal year, our current audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

At October 31, 2009, we had cash and cash equivalents of $128,000, a decrease of $103,000 from the balance at October 31, 2008.  We had a working capital deficit of $13.3 million at October 31, 2009, compared to a working capital deficit of $2.1 million as of October 31, 2008.

Net cash (used in) operating activities was ($893,842) and ($1,576,000) during fiscal 2009 and 2008, respectively.  Net cash used in operating activities during fiscal 2009 was primarily due to the operating loss, adjusted for non-cash financing expense, depreciation and amortization expense, loss on impairment of goodwill and customer lists, bad debt expense, share-based compensation expense, along with the effect of a positive net change in operating assets and liabilities of $1,869,000.  Net cash used in operating activities during fiscal 2008 was also primarily due to the net loss, adjusted for non-cash interest expense, depreciation and amortization expense, bad debt expense, and share-based compensation expense.  The net cash (used in) operating activities during fiscal 2008 also included the net change in operating assets and liabilities of $(789,000).

Net cash (used in) investing activities was $(101,000) and $(97,000) during fiscal 2009 and 2008, respectively.  The net cash used in investing activities in both years is primarily due to purchases of property and equipment, offset by proceeds from the sale of property and equipment.  In fiscal 2008, there was net cash received in connection with the One Ring acquisition and the iBroadband acquisition.

Net cash provided by financing activities was $690,000 during fiscal 2009 compared to $1,408,000 during fiscal 2008.  Net cash provided by financing activities in fiscal 2009 was primarily net proceeds from the revolving line of credit, offset by repayment of notes payable and payments on capital leases.  Net cash provided by financing activities in fiscal 2008 was primarily from proceeds from the issuance of secured notes, offset by payment of financing fees, repayment of convertible notes payable, and payments on capital leases.

We have an accumulated deficit of $65.1 million as of October 31, 2009, and a significant working capital deficit.  Funding of our working capital deficit, current and future operating losses, and expansion will require continuing capital investment, which may not be available to us.  Although to date we have been able to arrange the debt facilities and equity financing described below, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to us. Our current capital expenditure requirements are not significant, primarily due to the equipment acquired from One Ring, iBroadband, and equipment acquired through capital lease transactions, as well as the subsequent consolidation of operating facilities into one operational facility.

Debt Facilities and Equity Financing

The Company has various debt obligations as of October 31, 2009 and 2008, including amounts due to independent institutions and related parties.  Descriptions of these debt obligations are included below.  The following tables summarize outstanding debt as of October 31, 2009 and October 31, 2008:

Information as of October 31, 2009

Brief Description of Debt	Balance	Int. Rate	Due Date	Discount	Net

Notes payable, current
Vehicles	$14,299	7%	Varies	-	$14,299
Valens Offshore (Valens II)	1,800,000	10%	3/31/2011	(118,562)	1,681,438
Valens U.S. SPV I	1,500,000	10%	3/31/2011	(111,185)	1,388,815
Laurus Master Fund (Deferred)	2,290,451	10%	3/31/2011	-	2,290,451
Valens U.S. SPV I (Deferred)	292,709	10%	3/31/2011	-	292,709

Convertible notes, current
Global Telecom Solutions	120,000	5%	4/30/2012		120,000
Other	42,500	10%	2/28/2008	-	42,500
GCA-Debenture	630,333	6%	6/30/2011	-	630,333
GCA-Debenture	570,944	6%	6/30/2011	-	570,944
GC-Conote	180,000	-	6/30/2011	-	180,000
Trident-Debenture	600,000	10%	6/30/2011	-	600,000
Capital lease obligations, current	759,034	8%	Varies	-	759,034

Notes payable, less current portion
Vehicles	24,443	7%	Varies	-	24,443

Convertible notes, less current portion
Global Telecom Solutions	160,000	5%	4/30/2012	-	160,000
Convertible notes payable to related parties, less current portion	3,240,000	8%	6/30/2011	-	3,240,000
Capital lease obligations, less current portion	602,204	8%	Varies	-	602,204
Due to One Ring Shareholders	595,790	8%	6/30/2011	-	595,790

Revolving Line of Credit	1,468,697	10%	3/31/2011	-	1,468,697

Total	$14,891,404			$(229,747)	$14,661,657

The following is a summary, by year, of the future minimum payments required under debt and capital lease obligations as of October 31, 2009:

Years ending October 31,
2010	$10,039,220
2011	4,205,952
2012	109,168
2013	45,327
2014	49,089
Thereafter	212,901
Total	$14,661,657

Information as of October 31, 2008

Brief Description of Debt	Balance	Int. Rate	Due Date	Discount	Net

Notes payable, current
Vehicles	$13,917	7%	Varies	-	$13,917
Valens Offshore (Valens II)	85,000	10%	3/31/2011	(12,398)	72,602
Valens U.S. SPV I	65,000	10%	3/31/2011	(11,072)	53,928

Convertible notes, current
Global Telecom Solutions	120,000	5%	4/30/2012		120,000
Other	42,500	10%	2/28/2008	-	42,500
Capital lease obligations, current	585,002	8%	Varies	-	585,002

Notes payable, less current portion
Vehicles	38,743	7%	Varies	-	38,743
Valens Offshore (Valens II)	1,715,000	10%	3/31/2011	(252,570)	1,462,430
Valens U.S. SPV I	1,435,000	10%	3/31/2011	(231,303)	1,203,697
Laurus Master Fund (Deferred)	2,290,451	10%	3/31/2011	-	2,290,451
Valens U.S. SPV I (Deferred)	292,709	10%	3/31/2011	-	292,709

Convertible notes, less current portion
GCA-Debenture	630,333	6%	6/30/2011	-	630,333
GCA-Debenture	570,944	6%	6/30/2011	-	570,944
GC-Conote	180,000	-	6/30/2011	-	180,000
Trident-Debenture	600,000	10%	6/30/2011	-	600,000
Global Telecom Solutions	280,000	5%	4/30/2012	-	280,000
Convertible notes payable to related parties, less current portion	3,240,000	8%	6/30/2011	-	3,240,000

Capital lease obligations, less current portion	742,784	8%	Varies	-	742,784
	$12,927,383			$507,343	$12,420,040

Global Telecom Solutions - Convertible Note

On April 30, 2008, the Company entered into a four-year financing agreement with Global Telecom Solutions (“GTS”) in the principal amount of $460,000 as repayment of carrier costs payable to GTS in the same amount.  The unsecured convertible note called for monthly payments of $10,000 and interest accrues at 5% per annum, and may be converted at any time into common stock of the Company at market price with a floor conversion price of $.10 per common share.  The market price will be the closing bid price on Bloomberg the day prior to the receipt by Company from GTS to convert all or a portion of note at any time during the term of the note.  The Company may prepay the note by paying 100% of the outstanding principal and accrued interest.  The principal balance of this note at October 31, 2009 was $280,000.

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

In connection with the sale of the Term A Note, The Company issued Valens II a common stock purchase warrant to purchase 5,625,000 common shares at $0.01 per share.  These warrants were valued at $441,903 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company’s common stock of 165%; and a life of the warrants of five years.  The relative fair value of the warrants of $354,799 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term A note using the interest method.  The Company recognized $146,406 and $89,831 of non-cash financing expense associated with these warrants using the interest method during the fiscal year ended October 31, 2009 and 2008, respectively.  The unamortized debt discount at October 31, 2009 and 2008 was $118,562 and $264,968, respectively.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens II Security Agreement, which resulted in $375,778 of deferred financing fees, of which $131,190 and $95,143 was expensed using the interest method as noncash financing fees during the fiscal year ended October 31, 2009 and 2008, respectively.

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

On October 31, 2008, the Company issued warrants to purchase 8,750,000 Company shares of its common stock upon exercise at $0.01 per share to Valens in consideration for amendments to the Security Agreement dated March 31, 2008.  These warrants were valued at $288,066 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 3.75%; volatility factor of the expected market price of the Company’s common stock of 1.25; and a life of the warrants of five years.  The relative fair value of the warrants of $288,066 was recorded as an asset and is amortized monthly as non-cash financing fees using the straight-line method beginning fiscal year 2009 and ending March 31, 2011, which is the maturity date of the Term A Note. The Company recognized $119,201 of non-cash financing expense associated with these warrants using the interest method during the fiscal year ended October 31, 2009.

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

Effective July 14, 2008, Valens purchased from the Company a 10% secured term note (“Term B Note”) in the principal amount of $1.5 million and a warrant to purchase 4,437,870 shares of common stock at $0.01 per share.  Interest accrues at 10% per annum and is payable monthly commencing August 1, 2008.  Amortizing principal payments of $65,000 per month, plus accrued interest and any other fees then due commenced on October 31, 2009.  The Term B Note matures on March 31, 2011.  The Company may prepay the Term B Note by paying 100% of the outstanding principal and repaying all amounts owed under the Security Agreement and all ancillary documents.

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

In connection with the sale of the Term B Note, the Company issued Valens a common stock purchase warrant to purchase 4,437,870 common shares at $0.01 per share.  These warrants were valued at $349,478 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company’s common stock of 171%; and a life of the warrants of five years.  $283,440 represented cash received relative to the warrants and the remaining amount of $1,216,560 was allocated to the Term B Note resulting in a debt discount of $283,440.  The relative fair value of the warrants of $283,440 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term B note using the interest method.  The Company recognized $131,189 and $41,066 of expense associated with these warrants for the fiscal year ended October 31, 2008.  The unamortized debt discount at October 31, 2009 was $111,185.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens Security Agreement, which resulted in $120,967 of deferred financing fees, of which $55,989 and $17,526 was expensed as noncash financing fees using the interest method for the fiscal year ended October 31, 2009 and 2008, respectively.

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

As of July 11, 2008, and upon closing of the Valens II Term B note, the Company paid Global the principal sum of $420,000 on the GC-Conote.  In consideration for the principal payment of $420,000, Global forgave accrued interest in the amount of $163,750, and is restricted from the selling of any shares of the Company’s common stock for a period of two years from the effective date of the amendment to the GC-Conote.  The Company recorded $163,750 as “Gain on Forgiveness of Liabilities” in its Consolidated Statement of Operations for fiscal year 2008.  In addition, Global agreed that there are no additional cash monies owed to Global by the Company other than the remaining principal balance of $180,000 of the GC-Conote.  The principal balance of the GC-Conote is $180,000 at October 31, 2009.

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

During the second quarter of fiscal 2007, Trident extended the $600,000 debenture with an original due date of March 8, 2007 to March 8, 2008.  In connection with the extension, the Company issued Trident 1,200,000 additional warrants, resulting in deferred financing fees of $83,708, of which $29,401 was expensed as noncash interest expense during fiscal year 2008.  These warrants were fully expensed as of October 31, 2008. The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; volatility factor of the expected market price of the Company’s common stock of 287%; and an expected life of the warrants of four years.  Also in connection with extension, the Company issued Trident additional warrants to purchase 150,000 shares of the Company’s stock at $.10 per share during fiscal 2008.  The fair value of the warrants of $8,966 was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 295%, and a life of the warrants of four years.  The Company recognized $8,966 of expense associated with the warrants during fiscal year 2008.

On March 31, 2008, Trident modified its debt structure with the Company by entering into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Trident debenture to become subordinate to the Valens II Term A note.  In connection with the subordination agreement, Trident subordinated all claims and security interests it may have against any of the assets of the Company, to the security interests granted by the Company to L.V., acting as collateral agent for the Lenders.  In addition, Trident agreed to extend the maturity date of the principal amount of the $600,000 debenture to June 30, 2011.  In consideration for the subordination and maturity date extension, the Company issued Trident a common stock purchase warrant to purchase 60,000 common shares of the Company’s stock at $0.07 per share.  The fair value of the warrants totaled $4,503 and was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company’s common stock of 165%; and a life of the warrants of five years.  The Company recognized $4,503 of expense associated with the warrants during the fiscal year ended October 31, 2008.  The Company may prepay the Trident debenture by paying 100% of the outstanding principal and accrued interest.

Related Party Notes

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”) for $4,809,750, including acquisition costs of $50,000.  The purchase consideration included a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company’s common stock valued at $3,259,750.  On October 31, 2007, the contingent purchase price consideration was converted to a convertible demand note payable to Apex Acquisitions, Inc. (“Apex”) in the amount of $500,000.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex note was $500,000 at October 31, 2009 and 2008.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement called for the outstanding note originally due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex note was $1,120,000 at October 31, 2009 and 2008.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman. These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ demand note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of this note was $500,000 at October 31, 2009 and 2008.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with the Company’s Chairman, John Jenkins.  The agreement called for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of this note was $1,120,000 at October 31, 2009 and 2008.

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

Capital Lease Obligations

We have entered into various capital lease arrangements and indefeasible right of use agreements. The effective interest rate on these agreements is 8%.  The following table summarizes the Company’s outstanding capital lease obligations as of October 31, 2009:

Information as of October 31, 2009
Brief Description of Capital Lease	Equipment Value	Lease Term Ends	Monthly Payment	Capital Lease Obligations
				Short-term	Long-term
Graybar-1	$52,868	11/01/2012	$1,058	$10,438	$23,548
Graybar-2	53,514	04/23/2012	1,289	13,416	19,647
Farnam-5	107,044	12/01/2009	4,809	9,587	-
Farnam-6	107,439	04/30/2010	4,827	33,125	-
Farnam-7	129,992	05/31/2010	5,840	45,653	-
Farnam-8	169,528	05/31/2010	7,089	55,415	-
Farnam-9	269,700	10/01/2010	11,404	131,972	-
Farnam-10	235,177	04/01/2011	10,566	118,278	52,135
Farnam-11	266,892	01/01/2011	17,525	200,335	32,232
Huntington	22,888	05/07/2011	708	7,924	3,493
Leaf	71,082	07/16/2011	2,198	24,310	14,739
AGL	300,838	07/27/2017	3,650	23,049	250,395
AGL-1	60,854	08/01/2017	750	4,679	52,202
AGL-2	38,906	07/01/2017	500	3,162	34,245
AGL-3	57,254	05/01/2017	750	4,773	50,972
AEL-1	32,805	09/01/2011	1,017	11,007	9,868
AEL-2	58,958	09/01/2011	1,831	19,844	17,501
GE	71,715	09/17/2011	2,247	24,211	23,426
GE-2	41,977	11/01/2011	1,304	13,862	16,041
Dell	7,941	04/01/2011	357	3,994	1,760
				$759,034	$602,204

Total payments due under capital leases	$1,576,177
Less amount representing interest	(214,939)
Present value of minimum payments	1,361,238
Less current portion of capital lease obligations	(759,034)
Capital lease obligations, less current portion	$602,204

Contractual Obligations

Operating Leases, including Related Party Lease

The Company leases its corporate office and branch office facilities under various noncancelable operating leases with terms expiring at various dates through 2016.  The operational and administrative headquarters facility is leased through June 2011 from Apex Communications, Inc., an entity owned partially by an executive officer of the Company.  In addition, office space is leased to support operating divisions located in California, Georgia, Texas, and in South Africa.  The California, Texas and South Africa leases are month-to-month.  Rent expense for office operating leases was $240,553 and $229,766 during fiscal year 2009 and 2008, respectively. Rent expense to Apex was $137,591 and $134,860 for fiscal year 2009 and 2008, respectively.

Future minimum lease payments under noncancelable operating leases as of October 31, 2009 are as follows:

Year Ending October 31,
2010	822,358
2011	727,880
2012	521,714
2013	328,519
2014	367,338
2015	84,665
2016	50,446
Total minimum lease payments	$2,902,920

Future minimum lease payments for office rent relate to the Apex and Georgia operating leases.

Facilities Leases

The Company has obligations under various Facilities License Agreements (“Facilities Leases”) to commercial property owners related to communications and information technology equipment which is used in the Company’s wireless network services and owned by the Company housed within or atop the commercial property.  The Facilities Leases generally have terms of one to three years, require monthly payments between $150 and $5,000 and are renewed regularly.  A portion of the Company’s Facilities Leases contain escalation clause which provide for cost of living adjustments each year.  Total expense under these Facilities Leases was approximately $763,000 and $195,000 during fiscal year 2009 and 2008, respectively, and is included within cost of services in the accompanying statements of operations.

Item 8.  Financial Statements.

The information required by Item 8 of this Report is presented following Item 14, beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants
on Accounting and Financial Disclosure.

None.

Item 9A. (T) Controls and Procedures.

(a)           Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of John Jenkins, our chief executive officer and our chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based upon that evaluation, management concluded that these disclosure controls and procedures were ineffective as of the end of the period covered in this report.

(b)           Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing using criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Based on its assessment, management has concluded that the Company’s internal control over financial reporting was ineffective as of October 31, 2009.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

(1) We have an audit committee; however it provided ineffective oversight in the establishing and monitoring of required controls and procedures;

(2) We had one individual performing the roles of the chief executive officer and principal financial officer. Although we have outsourced certain accounting functions, we did not maintain adequate segregation of duties within our critical financial reporting applications, the related modules and financial reporting process. The lack of review by an additional sufficiently knowledgeable person produces the potential for misstatement in the financial statements to occur and not be detected in a timely manner. This deficiency could cause the financial statements and the underlying financial records to be misstated. In addition, it creates, the opportunity for possible irregularities, to exist and continue without detection in a timely basis.

(3) We had ineffective controls over period end financial disclosure and reporting processes. We had a number of audit adjustments. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.

Even though management is not aware of any instance in which the Company failed to identify or resolved a disclosure matter or failed to perform a timely and effective review, the control deficiencies described above could result in a misstatement of balance sheet and income statement accounts and statements of cash flow in our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate
Governance; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the names, ages, years elected and principal offices and positions of our current directors and executive officers as of January 12, 2009.
Name	Age	Position with the Company	Year First Elected as Officer or Director
John A. Jenkins	48	Chairman, CEO, Secretary and Director	2001
Michael P. Prachar	41	Chief Operating Officer	2006
David R. Hess	48	Director	2005
Lawrence J. Vierra	64	Director	2001

JOHN A. JENKINS has served as our Chairman of the Board since October 2001, our Chief Executive Officer from October 2001 until October 2008, served as our President from December 1999 until July 2005, and has served as a director since December 1999.  In May 1997, Mr. Jenkins founded Dial Thru International Corporation (subsequently dissolved in November 2000), and served as its President and Chief Executive Officer until joining us in November 1999.  Prior to 1997, Mr. Jenkins served as the President and Chief Financial Officer for Golden Line Technology, a French telecommunications company.  Prior to entering the telecommunications industry, Mr. Jenkins owned and operated several software, technology and real estate companies. Mr. Jenkins holds a degree in physics from UCLA.

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

Meetings of the Board of Directors

Our Board of Directors held six meetings during the fiscal year ended October 31, 2009.  The Board of Directors has two standing committees: an Audit Committee and a Compensation Committee.  There is no standing nominating committee.  Each of the directors attended the meeting of the Board of Directors and all meetings of any committee on which such director served.

Audit Committee

The Audit Committee is comprised of two non-employee directors, Lawrence J. Vierra and David Hess.  The Audit Committee makes recommendations to our Board of Directors or management concerning the engagement of our independent public accountants and matters relating to our financial statements, our accounting principles and our system of internal accounting controls.  The Audit Committee also reports its recommendations to the Board of Directors as to approval of financial statements.  The Audit Committee held four meetings during the fiscal year ended October 31, 2009.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of our Company.  Officers, directors and greater than 10% stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) reports they file.  Based solely on the review of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended October 31, 2009, our executive officers, directors and all persons who own more than 10% of our common stock complied with all Section 16(a) requirements.

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

Item 11.  Executive Compensation.

Summary Compensation

The following table summarizes compensation we paid for services rendered to our Company during the fiscal years ended October 31, 2009 and 2008 to our chairman, chief executive officer, any executive officer with a total salary and bonus exceeding $100,000 during fiscal 2009, and all other executive officers as of October 31, 2009 (the “Named Executive Officers”).

Summary Compensation Table
Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Non-qualified Deferred Compen-sation Earnings	All other compen-sation	Total
		($)	($)	($)	($)	($)	($)	($)	($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
John A. Jenkins Chairman (1)	2009	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
	2008	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
Michael P. Prachar Chief Operating Officer	2009	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000
	2008	150,000	-0-	-0-	-0-	-0-	-0-	-0-	150,000

(1)	Mr. Jenkins was the Company’s Chairman of the Board in fiscal 2009. In November 2009, Mr. Jenkins was named Chief Executive Officer and Chief Financial Officer.
(2)	Mr. Prachar was the Company’s Chief Operating Officer of the company for fiscal 2009.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth certain information regarding stock options at October 31, 2009 by the named executive officers.

OUTSTANDING EQUITY AWARDS TABLE (1)

Option Awards
Equity Incentive Plan Awards:
Name and Principal Position	Number of Securities Underlying Unexercised Options		Number of securities underlying unexercised unearned options	Exercise Price	Expiration Date
	Exercisable	Unexercisable
John A. Jenkins Chairman	100,000	-	-	-	-
Michael P. Prachar Chief Operating Officer	-	-	-	-	-
(1) No named executive has any stock awards outstanding at October 31, 2009.

Employment Agreements

The Company has not entered into any employment agreements or arrangements, whether written or oral, with any of its named executive officers.

Compensation of Directors

The members of our Board of Directors did not receive any type of compensation from us during the year ended October 31, 2009.  Directors are not compensated for attending Board and committee meetings, though our directors are allowed to participate in our Equity Incentive Plan for services rendered to the Company as a director.

Item 12.  Security Ownership of Certain Beneficial Owners
and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Common Stock as of February 3, 2010, for each of the following persons: (i) each of the directors and executive officers; (ii) all of the directors and executive officers as a group; and (iii) each person who is known by us to own beneficially five percent or more of our Common Stock.

Beneficial Owner	Number of Shares	Percent
Apex Acquisitions, Inc. (1)	37,269,944	34.86%
P.O. Box 8658
Breckenridge, CO 80424
John A. Jenkins (2)	39,283,524	36.74%
Michael Prachar	0	0
David R. Hess (3)	1,000,000	.94%
Lawrence J. Vierra (4)	1,825,000	1.71%
All Executive Officers and Directors as a group (3 persons) (5)	79,378,468	74.25%

(1) Includes (i) 17,966,420 shares held directly, and (ii) 19,303,524 shares of common stock which may be acquired through the conversion of convertible notes (shares from conversion calculated using the closing bid share price at February 3, 2010 of $0.02), all of which are exercisable or convertible within 60 days of February 3, 2010.  Apex is 70% owned by Mr. Canfield and 30% owned by Mr. Prachar, for all shares of common stock.
(2) Includes (i) 19,200,000 shares held directly, (ii) 100,000 shares of common stock which may be acquired through the exercise of options, (iii) 580,000 shares of common stock which may be acquired through the exercise of warrants, (iv) 100,000 shares of common stock held by dependent child, and (v) 19,303,524  shares of common stock which may be acquired through the conversion of a convertible note (shares from conversion calculated using the closing bid share price at February 2, 2010, 2010 of $0.02); all of which are exercisable or convertible within 60 days of February 3, 2010.
(3) Includes 1,000,000 shares of common stock.
(4) Includes (i) 1,795,000 shares held directly, (ii) 30,000 shares of common stock which may be acquired through the exercise of warrants, which are exercisable within 60 days of February 3, 2010.
(5) Calculations based on 107,242,626 shares outstanding, assuming exercise and conversion of all options, warrants and other convertible securities exerciseable or convertible within 60 days of February 3, 2010 and beneficially owned by officers and directors as a group.

Changes in Control

The Company is in the process of a transaction with Blackbird as described in the Form 8-K filed on October 19, 2009 and January 27, 2010 which if closed will result in a change of control of the Company.

Item 13.  Certain Relationships and Related Transactions,
and Director Independence.

In October 2001, we issued 10% convertible notes (the “Notes”) to two of our executive officers and one director (the “Related Parties”), each of whom was also a director, who provided financing to our Company in the aggregate principal amount of $1,945,958.  The Notes were issued as follows: (i) a note in the principal amount of $1,745,958 to John Jenkins, our Chairman and Chief Executive Officer; (ii) a note in the principal amount of $100,000 to our former Executive Vice President and Chief Financial Officer; and (iii) a note in the principal amount of $100,000 to Lawrence Vierra, a director.  With an original maturity date of October 24, 2003, these Notes were amended to mature on February 24, 2004.  Each Note was originally convertible at six-month intervals only, but was subsequently amended in November 2002 to provide for conversion into shares of our common stock at the option of the holder at any time.  The conversion price is equal to the closing bid price of our common stock on the last trading day immediately preceding the conversion.  We also issued to the holders of the Notes warrants to acquire an aggregate of 1,945,958 shares of common stock at an exercise price of $0.75 per share, which warrants expired on October 24, 2007.

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

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”) for $4,809,750, including acquisition costs of $50,000.  The purchase consideration included a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company’s common stock valued at $3,259,750.  On October 31, 2007, the contingent purchase price consideration was converted to a convertible demand note payable to Apex Acquisitions, Inc. (“Apex”) Apex in the amount of $500,000

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement calls for the outstanding note due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.

On October 31, 2007, the Company entered into an agreement, which materially modified its debt structure with the Company’s Chairman, John Jenkins.  The agreement calls for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex Note was $500,000 at October 31, 2009.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex Notes was $1,120,000 at October 31, 2009.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the lenders.  The agreement called for Mr. Jenkins’ demand note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of Mr. Jenkins debenture was $500,000 at October 31, 2009.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of Mr. Jenkins’ Notes was $1,120,000 at October 31, 2009.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

During fiscal 2009, the Company engaged a new audit firm, GHP Horwath in Denver, Colorado.  The aggregate fees that were billed by our audit firms for professional services rendered for the audit of the Company’s annual financial statements and for the reviews of the interim financial statements included in the Company’s Forms 10-QSBs, including services related thereto, were $84,000 and $110,289 for fiscal 2009 and 2008, respectively.

All Other Fees

There were no other fees billed by audit firms during fiscal 2009 and 2008.

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

Item 15.  Exhibits.

Exhibits

The following is a list of all exhibits filed with this Report, including those incorporated by reference.

2.1 Agreement and Plan of Merger dated as of January 30, 1998, among Canmax Inc., CNMX MergerSub, Inc. and US Communications Services, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 9, 1998 , and incorporated herein by reference)

2.2 Rescission Agreement dated June 15, 1998 among Canmax Inc., USC and former principals of USC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 30, 1998, and incorporated herein by reference)

2.3 Asset Purchase Agreement by and among Affiliated Computed Services, Inc., Canmax and Canmax Retail Systems, Inc. dated September 3, 1998 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 1998 and incorporated herein by reference)

2.4 Asset Purchase Agreement dated November 2, 1999 among ARDIS Telecom & Technologies, Inc., Dial Thru International Corporation, a Delaware corporation, Dial Thru International Corporation, a California corporation, and John Jenkins (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 17, 1999 and incorporated herein by reference)

2.5 Stock and Asset Purchase Agreement, dated as of September 18, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 29, 2001 and incorporated herein by reference)

2.6 First Amendment to Stock and Asset Purchase Agreement, dated as of September 21, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.2 to the Company’s Current Form 8-K filed October 29, 2001 and incorporated herein by reference)

2.7 Second Amendment to Stock and Asset Purchase Agreement, dated as of October 12, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.3 to the Company’s Current Report on Form 8-K filed October 29, 2001 and incorporated herein by reference)

2.8 Third Amendment to Stock and Asset Purchase Agreement, dated as of October 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.4 to the Company’s Current Report on Form 8-K filed December 28, 2001 and incorporated herein by reference)

2.9 Fourth Amendment to Stock and Asset Purchase Agreement, dated as of November 30, 2001, by and among Rapid Link USA, Inc., Rapid Link Inc., and Dial Thru International Corporation (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed December 28, 2001 and incorporated herein by reference)

2.10 Asset Purchase Agreement, dated as of October 25, 2005, by and between Integrated Communications, Inc. and Dial Thru International Corporation (filed as Exhibit 2.5 to the Company’s Current Report on Form 8-K filed October 31, 2005 and incorporated herein by reference)

2.11 Share Exchange Agreement by and among, the Registrant, Blackbird Corporation, and the principal shareholders of Blackbird Corporation and the principal shareholders of Rapid Link dated as of October 13, 2009 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 19, 2009 and incorporated herein by reference)

2.12 Amendment to Share Exchange Agreement dated as of January 21, 2010, by and among the Registrant, Blackbird Corporation, a Florida corporation, Mr. Prepaid, Inc., a Florida corporation, the principal Blackbird stockholders, and the principal Rapid Link stockholders. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2010 and incorporated herein by reference)

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999  and incorporated herein by reference)

3.2 Amended and Restated Bylaws of Dial Thru International Corporation (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1999 and incorporated herein by reference)

3.3 Amendment to Certificate of Incorporation dated January 11, 2005 and filed with the State of Delaware on January 13, 2005 (filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004 and incorporated herein by reference)

3.4 Amendment to Certificate of Incorporation dated October 28, 2005 and filed with the State of Delaware on November 1, 2005 (filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 and incorporated herein by reference)

4.1 Securities Purchase Agreement issued January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.2 Registration Rights Agreement dated January 28, 2002 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.3 6% Convertible Debenture of Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.3 to the Company’s Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.4 Common Stock Purchase Warrant dated January 28, 2002 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-3, File 333-82622, filed on February 12, 2002 and incorporated herein by reference)

4.5 Securities Purchase Agreement issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.6 Secured Promissory Note issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.7 Common Stock Purchase Warrant issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.8 Registration Rights Agreement issued November 8, 2002 between Dial Thru International Corporation and Global Capital Funding Group, L.P. (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.9 Securities Purchase Agreement issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.10 Promissory Note issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.11 Common Stock Purchase Warrant issued July 24, 2003 between Dial Thru International Corporation and GCA Strategic Investment Fund Limited (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on September 23, 2003, and incorporated herein by reference)

4.12 Secured Promissory Note dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.13 Common Stock Purchase Warrant dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.14 Common Stock Purchase Warrant dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 4.3 to the Company’s Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.15 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.16 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.6 to the Company’s Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.17 Common Stock Purchase Warrant dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 4.7 to the Company’s Form 8-K filed on June 7, 2005, and incorporated herein by reference)

4.18 Securities Purchase Agreement dated March 8, 2007 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.19 10% Secured Convertible Debenture dated March 8, 2007 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.2 to the Company’s Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.20 Common Stock Purchase Warrant dated March 8, 2007 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.21 Security Agreement dated March 8, 2007 between Rapid Link, Incorporated and Trident Growth Fund, L.P. (filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.22 Subordination Agreement dated March 8, 2007 between Rapid Link, Incorporated Charger Investments, LLC and Trident Growth Fund, L.P. (filed as Exhibit 4.5 to the Company’s Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.23 Securities Purchase Agreement dated March 8, 2007 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.24 10% Secured Convertible Debenture dated March 8, 2007 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.25 Common Stock Purchase Warrant dated March 8, 2007 between Rapid Link, Incorporated and Charger Investments, LLC (filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.26 Security Agreement dated March 8, 2007 between Rapid Link Incorporated and Charger Investments, LLC (filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

4.27 Secured Term A Note dated as of March 31, 2008 by Rapid Link, Incorporated and its subsidiaries and issued to Valens Offshore SPV II, Corp (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

4.28 Common Stock Purchase Warrant dated as of March 31, 2008 between VALENS OFFSHORE SPV II, CORP., and Rapid Link, Incorporated (filed as Exhibit 4.3 to the Company’s Form 8-K filed on April 10, 2008, and incorporated herein by reference)

4.29 Secured Promissory Note dated July 11, 2008 between Rapid Link, Inc. and Valens U.S. SPV I, LLC (filed as Exhibit 4.2 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

4.30 Secured Revolving Note dated July 11, 2008 between Rapid Link, Inc. and Valens U.S. SPV I, LLC (filed as Exhibit 4.3 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference

4.31 Amended and Restated Deferred Purchase Price Note dated July 11, 2008 between Rapid Link, Incorporated and Laurus Master Fund, Ltd. (filed as Exhibit 4.4 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

4.32 Common Stock Purchase Warrant dated July 11, 2008 between VALENS U.S. SPV I, LLC, and Rapid Link, Incorporated (filed as Exhibit 4.5 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

4.33 Amended and Restated Deferred Purchase Price Note dated July 11, 2008 between Rapid Link, Incorporated and Valens U.S. SPV I, LLC (filed as Exhibit 4.6 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

4.34 Common Stock Purchase Warrant dated October 31, 2008 between Rapid Link, Incorporated and VALENS U.S. SPV I, LLC (filed as Exhibit 4.2 to the Company’s Form 8-K filed on November 6, 2008, and incorporated herein by reference)

10.1 Employment Agreement, dated June 30, 1997 between Canmax Retail Systems, Inc. and Roger Bryant (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-3, File No. 333-33523, and incorporated herein by reference)

10.2 Commercial Lease Agreement between Jackson--Shaw/Jetstar Drive Tri-star Limited Partnership and the Company (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 1998, and incorporated herein by reference)

10.3 Employment Agreement, dated November 2, 1999 between ARDIS Telecom & Technologies, Inc. and John Jenkins (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000and incorporated herein by reference)

10.4 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between Global Capital Funding Group, L.P. and Dial Thru International Corporation (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.5 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.6 Amendment Number 1 to Securities Purchase Agreement dated June 1, 2005 between GCA Strategic Investment Fund Limited and Dial Thru International Corporation (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.7 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Incorporated and GCA Strategic Investment Fund Limited dated November 2, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2007, and incorporated herein by reference)

10.8 Stock Purchase Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 3, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference)

10.9 Amendment No. 1 to Stock Purchase Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 5, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference)

10.10 Stock Pledge Agreement by and between Rapid Link, Incorporated and Apex Acquisitions, Inc. dated as of May 5, 2007 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference)

10.11 Secured Recourse Promissory Note dated as of May 5, 2007 made by Rapid Link, Incorporated in favor of Apex Acquisitions, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 9, 2007, and incorporated herein by reference)

10.12 Fifth Allonge to 10% Convertible Note of Dial Thru International Corporation in favor of John Jenkins, dated September 14, 2007 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2005, and incorporated herein by reference)

10.13 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and GCA Strategic Investment Fund Limited dated September 14, 2007 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.14 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and Global Capital Funding Group, L.P. dated September 14, 2007 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.15 Amendment Number 2 to Securities Purchase Agreement between Rapid Link, Inc., formerly known as Dial Thru International Corporation, and GCA Strategic Investment Fund Limited dated August 15, 2007 (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.16 Amendment Number 3 to 6% Convertible Debenture between GCA Strategic Investment Fund Limited and Rapid Link, Incorporated, formerly known as Dial Thru International Corporation dated September 14, 2007 (filed as Exhibit 10.5 to the Company’s Form Current Report on 8-K filed on September 20, 2007, and incorporated herein by reference)

10.17 Amendment Number 4 to 6% Convertible Debenture between GCA Strategic Investment Fund Limited and Rapid Link, Incorporated, formerly known as Dial Thru International Corporation dated September 14, 2007 (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.18 Amendment Number 1 to Secured Promissory Note due February 28, 2008 between Global Capital Funding Group, L.P. and Rapid Link, Inc., formerly known as Dial Thru International Corporation dated September 14, 2007 (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.19 Amendment Number 1 to Secured Promissory Note due March 30, 2007 between Global Capital Funding Group, L.P. and Rapid Link, Inc., formerly known as Dial Thru International Corporation dated September 14, 2007 (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on September 20, 2007, and incorporated herein by reference)

10.20 Security Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, One Ring Networks, Inc., Telenational Communications, Inc. and the lenders set forth therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.21 Registration Rights Agreement issued March 31, 2008 between Rapid Link, Incorporated and Valens Offshore SPV II, Corp. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.22 Stock Pledge Agreement dated as of March 31, 2008, between LV ADMINISTRATIVE SERVICES INC., and Rapid Link, Incorporated, (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.23 Management Services dated as of March 31, 2008 by and among Rapid Link, Incorporated and iBroadband, Inc., and iBroadband Networks, Inc.  (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.24 Extension Agreement dated as of March 8, 2008 by and between Trident Growth Fund, L.P., and Rapid Link Incorporated, (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.25 Subordination Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, and the lenders set forth therein and Trident Growth Fund, L.P. (filed as Exhibit 10.6 to the Company’s Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.26 Subordination Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, and the lenders set forth therein and Global Capital Funding Group, L.P. (filed as Exhibit 10.7 to the Company’s Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.27 Subordination Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, and the lenders set forth therein and GCA Strategic Investment Fund Limited (filed as Exhibit 10.8 to the Company’s Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.28 Subordination Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, and the lenders set forth therein and John Jenkins (filed as Exhibit 10.9 to the Company’s Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.29 Subordination Agreement dated March 31, 2008 by and among LV Administrative Services, Inc. and Rapid Link, Incorporated, and the lenders set forth therein and Apex Acquisitions, Inc. (filed as Exhibit 10.10 to the Company’s Form 8-K filed on April 10, 2008, and incorporated herein by reference)

10.30 Amendment No.1 to the Security Agreement, Secured Term A Note, Secured Term B Note and Deferred Purchase Price Notes dated as of July 11, 2008 by and among Rapid Link, Incorporated and LV Administrative Services, Inc. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.31 Registration Rights Agreement dated as of July 31, 2008 between Rapid Link, Incorporated and Valens.  (filed as Exhibit 10.2 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.32 Funds Escrow Agreement dated as of July 11, 2008 between Rapid Link, Inc., Telenational Communications, Inc., Laurus Master Fund, Ltd., Valens U.S. SPV I, LLC, Valens Offshore SPV II Corp. and together with Valens US and Laurus, and Loeb & Loeb LLP.  (filed as Exhibit 10.3 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.33 Intellectual Property Security Agreement dated as of July 11, 2008 by Telenational Communications, Inc. and LV Administrative Services Corp., as administrative agent for the lender set forth therein.  (filed as Exhibit 10.4 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.34 Secured Party General Conveyance and Bill of Sale dated July 11, 2008 between Laurus Master Fund, Ltd., iBroadband, Inc., and Rapid Link, Incorporated including its subsidiaries.  (filed as Exhibit 10.5 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.35 Collateral Assignment dated July 11, 2008 by Rapid Link, Incorporated to LV Administrative Services, Inc., as administrative and collateral agent to the Lenders.  (filed as Exhibit 10.6 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.36 Amendment Number 5 to Securities Purchase Agreement dated July 11, 2008 between Rapid Link, Inc. and Global Capital Funding Group.  (filed as Exhibit 10.7 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.37 Amendment Number 6 dated as of July 11, 2008 to 6% Convertible Debenture between Rapid Link, Inc. and GCA Strategic Investment Fund Limited.  (filed as Exhibit 10.8 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.38 Amendment Number 7 dated July 11, 2008 to Securities Purchase Agreement between Rapid Link, Inc. and GCA Strategic Investment Fund Limited.  (filed as Exhibit 10.9 to the Company’s Form 8-K filed on July 18, 2008, and incorporated herein by reference)

10.39 Amendment No.2 to the Security Agreement and Amendment No.1 to the Secured Revolving Note dated as of October 31, 2008 by and among Rapid Link, Incorporated, and LV Administrative Services, Inc. and (b) Amendment No.1 to the Secured Revolving Note dated July 11, 2008 issued by Rapid Link, Incorporated in favor of Valens U.S. SPV I, LLC. (filed as Exhibit 10.1 to the Company’s Form 8-K filed on November 6, 2008, and incorporated herein by reference)

10.40 Management Agreement by and among the Registrant and Blackbird Corporation dated as of October 13, 2009 (filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 19, 2009, and incorporated herein by reference)

14.1 Code of Business Conduct and Ethics for Employees, Executive Officers and Directors (filed as Exhibit 14.1 to the Company’s report on Form 10-K for the fiscal year ended October 31, 2003 and incorporated herein by reference)

21.1 Subsidiaries of the Registrant (filed herewith)

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

RAPID LINK, INCORPORATED
(Registrant)

/s/ John A. Jenkins
John A. Jenkins
Chief Executive Officer, Chief Financial Officer, Treasurer and Director
Date: February 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ JOHN A. JENKINS	Chairman of the Board, CEO,	February 15, 2010
John A. Jenkins	and Secretary

/s/ LAWRENCE J. VIERRA	Director	February 15, 2010
Lawrence J. Vierra

/s/ DAVID R. HESS	Director	February 15, 2010
David R. Hess

RAPID LINK, INCORPORATED AND SUBSIDIARIES

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rapid Link, Incorporated

We have audited the accompanying consolidated balance sheet of Rapid Link, Incorporated and subsidiaries (the “Company”) as of October 31, 2009 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rapid Link, Incorporated and subsidiaries as of October 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations during each of the last two fiscal years.  Additionally, at October 31, 2009, the Company’s current liabilities exceeded its current assets by $13.3 million and the Company has a shareholders’ deficit totaling $15.2 million.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as they relate to these issues are also explained in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado
February 15, 2010

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Rapid Link, Incorporated

We have audited the accompanying consolidated balance sheet of Rapid Link, Incorporated and subsidiaries (the “Company”) as of October 31, 2008, and the related consolidated statement of operations, shareholders’ deficit, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rapid Link, Incorporated and subsidiaries as of October 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations during the last two fiscal years.  Additionally, at October 31, 2008, the Company’s current liabilities exceeded its current assets by $2.1 million and the Company has a shareholders’ deficit totaling $2.9 million.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as they relate to these issues are also explained in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KBA GROUP LLP
Dallas, Texas
January 27, 2009

Index

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$127,939	$230,841
Accounts receivable, net of allowance of $436,652 and $178,618, respectively	578,946	950,089
Prepaid expenses	19,797	44,790
Other current assets	-	327,665
Total current assets	726,682	1,553,385

Property and equipment, net	2,109,860	2,394,188
Customer lists, net	-	1,954,414
Goodwill	-	5,174,012
Deposits and other assets	291,313	484,675
Deferred financing fees, net	341,892	672,144

Total assets	$3,469,747	$12,232,818

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Revolving line of credit	$1,468,697	$-
Accounts payable	2,547,368	1,595,714
Accrued interest (including $280,800 and $21,600, respectively, to related parties)	900,924	231,329
Other accrued liabilities	330,703	507,501
Deferred revenue	212,022	313,979
Deposits and other payables	9,898	75,486
Capital lease obligations, current portion	759,034	585,002
Convertible notes, current portion	2,143,777	162,500
Notes payable, current portion, net of debt discount of $229,747 and $23,470, respectively	5,667,712	140,447

Total current liabilities	14,040,135	3,611,958

Capital lease obligations, less current portion	602,204	742,784
Due to One Ring sellers	595,790	-
Convertible notes, less current portion	160,000	2,261,277
Convertible notes payable to related parties, less current portion	3,240,000	3,240,000
Notes payable, less current portion, net of debt discount of $0 and $483,873, respectively	24,443	5,288,030
Total liabilities	18,662,572	15,144,049

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 175,000,000 shares authorized; 74,647,667 and 69,847,444 shares issued and 74,635,645 and 69,835,422 shares outstanding at October 31, 2009 and October 31, 2008, respectively	74,648	69,848
Additional paid-in capital	49,917,337	50,386,214
Accumulated deficit	(65,129,940)	(53,312,423)
Treasury stock, at cost; 12,022 shares	(54,870)	(54,870)
Total shareholders’ deficit	(15,192,825)	(2,911,231)

Total liabilities and shareholders’ deficit	$3,469,747	$12,232,818

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended October 31,
	2009	2008

Revenues	$14,946,295	$17,238,948

Costs and expenses:
Costs of revenues	10,113,325	11,705,294
Sales and marketing	599,323	826,856
General and administrative (including impairment loss of $6,371,886 and $0, respectively, of goodwill and customer lists)	12,492,438	4,797,336
Depreciation and amortization	1,980,106	1,384,526
Gain on forgiveness of liabilities	-	(163,750)
Gain on disposal of property and equipment	(13,016)	(4,240)
	25,172,176	18,546,023

Operating loss	(10,225,881)	(1,307,075)

Other income (expense):
Noncash financing expense	(607,849)	(457,388)
Interest expense	(956,412)	(544,523)
Related party interest expense	(271,084)	(259,669)
Foreign currency exchange gain (loss)	12,051	(7,493)
Gain on legal settlement	231,658	-
	(1,591,636)	(1,269,073)

Loss from continuing operations	(11,817,517)	(2,576,148)

Discontinued operations
Gain on disposal of discontinued operations	-	1,062,000

Net loss	$(11,817,517)	$(1,514,148)

Loss per share:
Basic and diluted weighted average shares outstanding	73,238,135	67,944,322
Basic and diluted loss per share from continuing operations	$(.16)	$(.04)
Basic and diluted income per share from discontinued operations	.00	.02
Basic and diluted loss per share	$(.16)	$(.02)

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance, October 31, 2007	65,161,544	65,162	(54,870)	48,976,402	(51,798,275)	(2,811,581)

Issuance of common stock for cash	800,000	800	-	119,200	-	120,000
Issuance of common stock for acquisition of One Ring Networks	3,885,900	3,886	-	315,507	-	319,393
Share-based compensation expense	-	-	-	35,330	-	35,330
Issuance of warrants in connection with amendments, issuance or extension of debentures	-	-	-	939,775	-	939,775

Net loss	-	-	-	-	(1,514,148)	(1,514,148)

Balance, October 31, 2008	69,847,444	$69,848	$(54,870)	$50,386,214	$(53,312,423)	$(2,911,231)

Issuance of common stock for cash	537,933	538	-	29,587	-	30,125

Issuance of common stock for acquisition of One Ring Networks	4,262,290	4,262	-	(516,866)	-	(512,604)

Share-based compensation expense	-	-	-	18,402		18,402

Net loss	-	-	-	-	(11,817,517)	(11,817,517)

Balance, October 31, 2009	74,647,667	$74,648	$(54,870)	$49,917,337	$(65,129,940)	$(15,192,825)

The accompanying notes are an integral part of these consolidated financial statements.

Index

RAPID LINK, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended October 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(11,817,517)	$(1,514,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Noncash financing expense	607,849	457,388
Depreciation and amortization	1,980,106	1,384,526
Loss on impairment of goodwill and customer lists	6,371,886	-
Bad debt expense	320,845	79,043
(Gain) on disposal of property and equipment	(13,016)	(4,240)
(Gain) on legal settlement	(231,658)	-
Share-based compensation expense	18,402	35,330
Non-cash gain on forgiveness of liabilities	-	(163,750)
Non-cash gain on disposal of discontinued operations	-	(1,062,000)
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	50,298	198,354
Prepaid expenses and other current assets	252,040	(235,300)
Deposits and other assets	290,017	(67,434)
Accounts payable	951,658	(1,256,915)
Accrued liabilities	492,793	364,076
Deferred revenue	(101,957)	213,282
Deposits and other payables	(65,588)	(4,650)
Net cash used in operating activities	(893,842)	(1,576,438)

Cash flows from investing activities:
Purchases of property and equipment	(143,729)	(122,145)
Proceeds from sale of property and equipment	13,016	4,240
Cash acquired in One Ring acquisition	-	25,396
Advances to One Ring	-	(30,000)
Cash acquired in iBroadband acquisition	-	25,560
Proceeds from gain on legal settlement	231,658	-
Net cash provided by (used in) investing activities	100,945	(96,949)

Cash flows from financing activities:
Net proceeds from revolving line of credit	1,468,697	-
Proceeds from sale of common stock	30,125	120,000
Proceeds from notes payable	-	3,324,538
Payment on convertible debentures	(133,918)	(1,085,910)
Payment of financing fees	-	(496,745)
Payments on capital leases	(674,909)	(403,961)
Payments on related party notes and shareholder advances	-	(50,000)
Net cash provided by financing activities	689,995	1,407,922

Net increase (decrease) in cash and cash equivalents	(102,902)	(265,465)

Cash and cash equivalents, beginning of year	230,841	496,306

Cash and cash equivalents, end of year	$127,939	$230,841

Supplemental disclosure of cash flow information:
Interest paid	$527,501	$531,151

Supplemental schedule of non cash investing and financing activities:
Fair value of common stock issued in connection with One Ring acquisition	83,186	$319,393
Issuance of note payable for One Ring acquisition “true-up” adjustment (Note 3)	(595,790)	-
Capital leases assumed in connection with One Ring Networks acquisition	-	379,766
Debt assumed in connection with iBroadband acquisition	-	2,583,160
Fair value of warrants issued in connection with amendments, issuance or extension of debt	-	939,775
Property and equipment acquired with capital leases	708,361	1,343,332
Vehicle purchased with note payable	-	24,598

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

The Company’s product focus is to provide a variety of voice and data services over its own facilities using alternative access methods.  These services include local and long distance calling, internet access, and wholesale services to carriers.  With the addition of the advanced technology and management expertise acquired in the acquisition of One Ring Networks during the second quarter of fiscal 2008, the Company continues to build-out an extensive hybrid fiber wireless network allowing its customers to access services without relying on the local exchange carrier (LEC).  The Company’s strategy includes providing service via its own facilities to insure reliable delivery of its current and future services.  Fixed wireless technology allows for swift and cost efficient deployment of high-speed networks.  The Company will utilize WiMAX and other carrier-grade equipment operating in microwave and millimeter-wave spectrum bands.  Through organic growth and acquisitions in targeted areas, the Company believes it will possess a strategic advantage over carriers that do not provide their own network access.  The Company believes that its strategy of “owning” the customer by providing the service directly, rather than utilizing the networks of others, is important to its success.  This strategy insures that the Company can provide its bundled products and communication services without the threat of compromised service quality from underlying carriers, and at significant cost savings when compared with other technologies.  However, as described below under “Management’s Plans” we have entered into agreements which, if successfully closed, would change the direction of the company in its entirety.

Financial Condition

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company’s lack of liquidity and its ability to raise additional capital.  The Company has an accumulated deficit of $65.1 million as of October 31, 2009, as well as a working capital deficit of $13.3 million.  For the fiscal year ended October 31, 2009, the Company’s working capital deficit increased $11.3 million from October 31, 2008.  For the fiscal year ended October 31, 2009, the Company’s net loss was $11.8 million, on revenues of $14.9 million.

Funding of the Company’s working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment.  The Company’s strategy is to fund these cash requirements through debt facilities and additional equity financing.

Index

Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company.  Failure to obtain sufficient capital could materially affect the Company’s operations in the short term and hinder expansion strategies.  The Company continues to explore external financing opportunities.  Historically, some of the Company’s funding has been provided by a major shareholder. At October 31, 2009, approximately 22% of the Company’s debt is due to the senior management and a Director of the Company, as well as an entity owned by senior management.

The Company’s operating history makes it difficult to accurately assess its general prospects in the hybrid fiber wireless broadband internet sector of the Diversified Communication Services industry and the effectiveness of its business strategy.  Through October 31, 2009, the majority of the Company’s revenues have not been derived from broadband internet services.  Instead, the Company generated most of its revenues from retail fixed-line and wholesale communication services.  In addition, the Company has limited meaningful historical financial data upon which to forecast its future sales and operating expenses.  The Company’s future performance will also be subject to prevailing economic conditions and to financial, business and other factors.  Accordingly, the Company cannot assure that it will successfully implement its business strategy or that its actual future cash flows from operations will be sufficient to satisfy debt obligations and working capital needs.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2009.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans:

The Company has had significant negotiations with its major debtholders and has entered into a letter of intent whereby significant operations of the company will be sold or spun off to other parties, other operations will be acquired and the direction of the company will change.  These matters are summarized in the following paragraphs:

In January, 2010, the Company entered into an Amendment to the Share Exchange Agreement  (the “Amendment”) with  Blackbird Corporation (“Blackbird”), certain Company shareholders, certain principal shareholders of Blackbird (the “Blackbird Shareholders”), and a wholly-owned subsidiary of Blackbird, Mr. Prepaid, Inc. (“Mr. Prepaid”). The Amendment amended the Share Exchange Agreement by and among Blackbird and the Company and their respective principal shareholders dated as of October 13, 2009 (“Share Exchange Agreement”).

Under the Share Exchange Agreement, it was contemplated that the Company would acquire all or substantially all of the outstanding shares of capital stock of Blackbird (the “Transaction”) which would result in Blackbird becoming an operating subsidiary of the Company.  In consideration for the Blackbird shares, the Company was required to issue an aggregate of 520,000,000 shares of its common stock to the shareholders of Blackbird, which would constitute approximately 80% of the Company’s then-issued and outstanding shares of common stock.

Under the Amendment, the transaction contemplated by the Share Exchange Agreement has been modified to provide for an initial closing at which Rapid Link shall acquire all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of the Company’s newly-formed preferred stock, and Mr. Prepaid will become a wholly-owned subsidiary of the Company (the “Share Exchange”).  The Company’s preferred stock shall have certain rights and preferences including that the shares of preferred stock will be initially convertible into 520,000,000 shares of Company common stock.  On an as-converted basis, these 520,000,000 shares of common stock would constitute approximately 80% of the Company’s then-issued and outstanding shares of common stock.  Prior to the initial closing, the outstanding capital stock of Telenational Communications, Inc. (“Telenational”) and One Ring Networks, Inc. (“One Ring”) will be transferred from Rapid Link to a third party (“New Rapid Link”), without recourse or liability to Rapid Link.

Index

In addition, on the terms and subject to the conditions set forth in the Amendment, at a subsequent closing, subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities, Blackbird will also deliver to Rapid Link all of the issued and outstanding shares of capital stock of Yak America, Inc. and the capital stock of any other Blackbird subsidiary.  At such subsequent closing, certain assets necessary to conduct the core business of Telenational will be transferred to a wholly-owned subsidiary of Rapid Link in exchange for the assumption by such transferee of $1.85 million of indebtedness owed to certain creditors.  Such indebtedness will be secured by the Telenational assets.

Mr Prepaid is in the business of providing prepaid telecom and transaction based POSA (point of sale activation) solutions through 1,000 independent retailers in the Eastern United States.  Products include prepaid wireless PINs for use with various mobile phone providers.  Yak America is a long distance reseller offering high value dial around (10-10) and pre-subscribed long distance services (1+) across the United States utilizing its network and telecommunication switch based in Miami, Florida.

In addition, Blackbird and the Company have entered into a management agreement on October 13, 2009 pursuant to which representatives designated by Blackbird shall manage certain Telenational assets during the period between the execution of the Share Exchange Agreement and the closing of such transaction. Such Blackbird representatives shall receive a management fee of $40,000 per month for such services after Telenational’s accounts payable have been satisfied.

At October 31, 2009, the Company was not in compliance with certain covenants associated with their security agreement with L.V. Administrative Services (“L.V.”) and certain lenders (“Lenders”) including Valens U.S. SPV I (“Valens”), and Valens Offshore SPV II Corp. (“Valens II”) (Note 6).   As of October 31, 2009 and through the date of this report the lenders have not notified the company of an event of default.  However, the non-compliance represents an event that gives the lenders the right to notify the company of default.  Therefore, at October 31, 2009, the entire amount owed to the lenders, of approximately $5,653,413, was callable and has been classified as a current liability. The covenant violations with these lenders triggered cross defaults in certain convertible notes. As of October 31, 2009 and through the date of this report the convertible note holders have not notified the Company of an event of default.  However, the non-compliance represents an event that gives the convertible note holders the right to notify the company of default.  Therefore, at October 31, 2009, the entire amount owed to these convertible note holders, of approximately $1,981,277, was callable and has been classified as a current liability. The Company is currently negotiating these matters with all of the lenders.

Management cannot assure that the Blackbird Share Exchange Agreement will be successfully closed or that the negotiations with the lenders will be successful.   Even if these matters were to occur the Company may not be able to implement a new business plan or generate future cash flows sufficient to satisfy its operating and financing needs.Because of the uncertainty related to the successful closing of the Blackbird transaction and debt negotiations, the planned disposition of the Company’s operating subsidiaries do not meet the accounting criteria for presentation as assets held for sale or as discontinued operations.

Index

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

Alternative access revenues

Revenues generated through the sale of voice and data services via fixed wireless and fiber optic transport are based on set capacity limits, and generally carry recurring monthly charges for up to three year contracted terms.  The Company records payments received in advance as deferred revenue until such services are provided.

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

Accounts Receivable

Trade accounts receivable are due from commercial enterprises and residential users in both domestic and international markets.  Trade accounts receivable are stated at the amount the Company expects to collect.  The Company regularly monitors credit risk exposures in accounts receivable and maintains a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of its customers to make required payments.  Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms.  Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for doubtful accounts.  Specifically, if the financial condition of the Company’s customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required.  The Company reviews its credit policies on a regular basis and analyzes the risk of each prospective customer individually in order to minimize risk.  Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Interest is typically not charged on overdue accounts receivable.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

Index

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

Goodwill

The Company reviews goodwill arising from business combinations (Note 3) for impairment annually or more frequently if impairment indicators arise.  Impairment indicators include (i) a significant decrease in the market value of an asset, (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

The Company has one operating and reporting segment and one reporting unit.  For the purpose of identifying the reporting units, (i) an operating segment is a reporting unit if discrete financial information is available (ii) management regularly reviews individual operating results, and (iii) similar economic characteristics of components within an operating segment result in a single reporting unit.  The Company’s management regularly reviews one set of financial information, and all of the Company’s products share similar economic characteristics.  Therefore, the Company has determined that it has one single reporting unit.

Long-Lived Assets

Long-lived assets, including the Company’s customer lists arising from business combinations (Note 3), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable.  The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators.  Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows.  The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows.  Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

Subsequent to the end of the third quarter the Company began a goodwill and customer list impairment analysis. The initial analysis (first step) was performed by the Company’s management team after the conclusion of the quarter. Based on a combination of factors, including the current economic environment and the Company’s operating results, management concluded that there were a number of indicators which required the Company to perform a goodwill impairment analysis in between annual tests. As of the filing of the Quarterly Report on Form 10-Q for the third quarter ended July 31, 2009, management had not completed the entire two-step analysis.  However, based on the work performed to date, management concluded that an impairment loss was probable. This relates primarily to the Company’s CLEC business, One Ring Networks, Inc. business and its fixed wireless broadband Internet access business in Northern California. Accordingly, the Company recorded a $1 million non-cash goodwill impairment charge, representing management’s best estimate of the impairment loss. The Company finalized its goodwill and customer list impairment analysis during the fourth quarter of fiscal 2009, and determined that, primarily due to significant and continuing operating and cash flow losses, all of the goodwill and customer lists were impaired. This resulted in an impairment charge of $5.4 million in the fourth quarter, and a total impairment charge of $6.4 million for the year (classified as a component of general and administrative expense.)

Index

Fair Market Value of Financial Instruments

The carrying amount for current assets and liabilities, and long-term debt is not materially different from fair market value because of the short maturity of the instruments and/or their respective interest rate amounts and other terms have been negotiated recently.

Convertible Debt Obligations

When applicable, the Company calculates the value of the beneficial conversion feature embedded in its debt borrowings in accordance with ASC 470 (formerly known as EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,”) and records the calculated amount as debt discount.  Debt discount is amortized over the term of the corresponding debt obligation using the interest method.

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

Shares issuable upon the exercise of stock options, warrants, and convertible debentures are excluded from the calculation of net loss per share for the years ended October 31, 2009 and 2008, as their effect would be antidilutive.  Potentially issuable shares from outstanding stock options, warrants and convertible debentures amounted to 120,710,906 and 121,365,906 shares, respectively, as of October 31, 2009 and 2008, respectively.

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

Index

Stock-Based Compensation

The Company adopted FASB Accounting Standards Codification 718 (“ASC 718”) (formerly known as SFAS No. 123R “Share-Based Payment”) as of November 1, 2006.  All of the Company’s existing share-based compensation awards have been determined to be equity awards.  Under the modified prospective transition method, the Company is required to recognize noncash compensation costs for the portion of share-based awards that are outstanding as of November 1, 2006 for which the requisite service has not been rendered (i.e. nonvested awards) as the requisite service is rendered on or after that date.  The compensation cost is based on the grant date fair value of those awards, with grant date fair value currently being estimated using the Black-Scholes option-pricing model, a pricing model acceptable under ASC 718.  The Company is recognizing compensation cost relating to the nonvested portion of those awards in the consolidated financial statements beginning with the date on which ASC 718 is adopted, through the end of the requisite service period.  ASC 718 requires that forfeitures be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Effective November 1, 2006, the Company accounts for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505 (formerly known as Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”).  All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Noncash share-based compensation costs recorded in general and administrative expenses for the fiscal year ended October 31, 2009 and 2008 were $18,402 and $35,330, respectively. The Company issues new shares of common stock upon exercise of stock options.  As of October 31, 2009, the total unrecognized compensation cost related to non-vested options was $11,856, and the weighted average period over which it will be recognized is .87 years.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the annual financial statements of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued guidance under ASC 820 (“ASC 820”) (formerly SFAS No. 157, “Fair Value Measurements”).  ASC 820 defines fair value, established a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC 820 is generally effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company adopted this guidance at the beginning of fiscal year 2009. The adoption of this guidance did not significantly affect the Company’s consolidated financial condition or consolidated results of operations.

Index

In February 2007, the FASB issued guidance under ASC 825 (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”), which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity.  The Company adopted this guidance at the beginning of fiscal year 2009. The adoption of this guidance had no significant impact on the financial position or results of operations of the Company.

In December 2007, the FASB issued guidance under ASC 805 (formerly SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”)).  ASC 805 will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs.  In addition, under ASC 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense.  ASC 805 is effective for fiscal years beginning after December 15, 2008 and, as such, we will adopt this standard in fiscal 2010.  The provisions of ASC 805 will impact the Company if it is a party to a business combination after the pronouncement is adopted.

In December 2007, the FASB issued guidance under ASC 810 (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”)) which becomes effective for fiscal periods beginning after December 15, 2008 (November 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In April 2008, the FASB issued guidance under ASC 350 (formerly FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets.) This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. This guidance removes the requirement for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. This guidance also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of this guidance will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Index

In June 2008, the FASB issued guidance under ASC 815 (formerly EITF Issue No. 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.) This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years. Early application is not permitted. A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This guidance provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The Company is evaluating the impact of this guidance to its consolidated financial statements.

Fair value of financial instruments:

The carrying amounts of cash, accounts receivable, and accounts payable are approximated fair value as of October 31, 2009 and 2008, due to the relatively short maturities of these instruments.  The carrying amounts of notes payable, excluding related party notes payable, approximated fair value as of October 31, 2009 and 2008, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt.  The fair value of related party notes payable is impracticable to estimate due to the related party nature of the underlying transactions.

Effective November 1, 2008, the Company adopted ASC 820, Fair Value Measurements and Disclosures.   This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  As permitted, the Company elected to defer the adoption of the nonrecurring fair value measurement disclosure of nonfinancial assets and liabilities.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

To increase consistency and comparability in fair value measurements, this guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 - quoted prices (unadjusted) in active markets for identical asset or liabilities;

Level 2 - observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 - assets and liabilities whose significant value drivers are unobservable.

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

There were no financial assets or liabilities measured at fair value as of October 31, 2009 with the exception of cash which is measured using level 1 inputs.  There were no changes in the Company’s valuation techniques used to measure fair value on a recurring basis as a result of partially adopting this guidance.

Index

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

The purpose of the iBroadband acquisition was two-fold.  Significantly, the assets of iBroadband Networks, Inc., and iBroadband of Texas, Inc. are highly complementary to our existing business, particularly the operations of our subsidiary One Ring Networks, Inc.  Secondly, the seller of the assets agreed to purchase (2) 36 month, 10% notes from the Company for the purpose of restructuring existing debt and providing needed operating capital.  The acquisition was accounted for using the purchase method of accounting.  The customer list will be amortized over its useful life of two years.  The purchase price allocated to customer list was determined by management’s estimate of the value associated with each acquired customer.  Goodwill represents the excess of consideration given over the fair value of assets acquired and liabilities assumed.  The goodwill acquired is expected to be deductible for federal income tax purposes.  The results of operations of iBroadband are included in the Company’s results of operations from July 11, 2008, the effective date of the acquisition.

One Ring Networks, Inc.

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc. (“One Ring”) for consideration of 3,885,900 common shares and 114,100 warrants valued at $319,393.  Additional contingent consideration can be attained with certain performance objectives being achieved as well as the price of the Company’s common stock.  The value of the issued stock was determined to be $310,872 and was calculated using the average quoted price of $0.08 per share, which approximates the average trading value as quoted on the OTC Bulletin Board for the three days before and three days after the date the terms of the acquisition were agreed to and announced.  In addition, the Company issued 114,100 warrants to purchase common stock at $.12 per share valued at $8,521.  The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company’s common stock of 1.65; and a life of the warrants of five years.

Index

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

Index

Year Ended October 31, 2008
Unaudited pro forma information:
Revenues	$19,868,928
Net loss	$(2,518,506)
Basic and diluted net loss per share	$(0.03)
Weighted average shares outstanding	69,835,422

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at October 31, 2009 and 2008:

	2009	2008	Est. Life
Telephone switch equipment	$1,437,948	$1,416,556	3-5 yrs.
Computer software	318,888	1,097,672	3-5 yrs.
Computer equipment	65,515	222,085	3-5 yrs.
Furniture and fixtures	158,279	158,279	5-7 yrs.
Leasehold improvements	41,982	41,982	5-7 yrs.
Installation equipment	219,120	139,888	3 yrs.
Vehicles	56,803	56,803	3 yrs.
Equipment held under capital leases	2,320,346	1,613,349	2-5 yrs.
	4,618,881	4,746,614
Less: accumulated depreciation and amortization	(2,509,021)	(2,352,426)
Property and equipment, net	$2,109,860	$2,394,188

Amortization of assets held under capital leases is included with depreciation expense and totaled $784,336 and $395,978 for fiscal 2009 and 2008, respectively.  Property and equipment depreciation and amortization expense totaled $1,136,418 and $609,490 in fiscal 2009 and 2008, respectively.

NOTE 5 – CUSTOMER LISTS

Customer lists acquired and corresponding accumulated amortization at October 31, 2009 and 2008 were as follows:

	2009	2008	Est. Life
Customer lists	$3,923,735	$3,923,735	2-5 yrs.
Less: accumulated amortization	(3,923,735)	(1,969,321)	-
Customer lists, net	$-	$1,954,414

Amortization expense, including the fiscal 2009 impairment charge totaled $1,954,414 in fiscal 2009 and $775,036 in fiscal 2008.

Index

NOTE 6 – CAPITAL LEASES, CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES

The Company has various debt and capital lease obligations as of October 31, 2009 including amounts due to independent institutions and related parties.  Descriptions of these obligations are included below.  The following tables summarize outstanding debt and capital leases as of October 31, 2009 and 2008:

Information as of October 31, 2009

Brief Description of Debt	Balance	Int. Rate	Due Date	Discount	Net

Notes payable, current
Vehicles	$14,299	7%	Varies	-	$14,299
Valens Offshore (Valens II)	1,800,000	10%	3/31/2011	(118,562)	1,681,438
Valens U.S. SPV I	1,500,000	10%	3/31/2011	(111,185)	1,388,815
Laurus Master Fund (Deferred)	2,290,451	10%	3/31/2011	-	2,290,451
Valens U.S. SPV I (Deferred)	292,709	10%	3/31/2011	-	292,709

Convertible notes, current
Global Telecom Solutions	120,000	5%	4/30/2012		120,000
Other	42,500	10%	2/28/2008	-	42,500
GCA-Debenture	630,333	6%	6/30/2011	-	630,333
GCA-Debenture	570,944	6%	6/30/2011	-	570,944
GC-Conote	180,000	-	6/30/2011	-	180,000
Trident-Debenture	600,000	10%	6/30/2011	-	600,000
Capital lease obligations, current	759,034	8%	Varies	-	759,034

Notes payable, less current portion
Vehicles	24,443	7%	Varies	-	24,443

Convertible notes, less current portion
Global Telecom Solutions	160,000	5%	4/30/2012	-	160,000
Convertible notes payable to related parties, less current portion	3,240,000	8%	6/30/2011	-	3,240,000
Capital lease obligations, less current portion	602,204	8%	Varies	-	602,204
Due to One Ring Shareholders	595,790	8%	6/30/2011	-	595,790

Revolving Line of Credit	1,468,697	10%	3/31/2011	-	1,468,697

Total	$14,891,404			$(229,747)	$14,661,657

Index

The following is a summary, by year, of the future minimum payments required under debt and capital lease obligations as of October 31, 2009:

Years ending October 31,
2010	$10,039,220
2011	4,205,952
2012	109,168
2013	45,327
2014	49,089
Thereafter	212,901
Total	$14,661,657

Information as of October 31, 2008

Brief Description of Debt	Balance	Int. Rate	Due Date	Discount	Net

Notes payable, current
Vehicles	$13,917	7%	Varies	-	$13,917
Valens Offshore (Valens II)	85,000	10%	3/31/2011	(12,398)	72,602
Valens U.S. SPV I	65,000	10%	3/31/2011	(11,072)	53,928

Convertible notes, current
Global Telecom Solutions	120,000	5%	4/30/2012		120,000
Other	42,500	10%	2/28/2008	-	42,500
Capital lease obligations, current	585,002	8%	Varies	-	585,002

Notes payable, less current portion
Vehicles	38,743	7%	Varies	-	38,743
Valens Offshore (Valens II)	1,715,000	10%	3/31/2011	(252,570)	1,462,430
Valens U.S. SPV I	1,435,000	10%	3/31/2011	(231,303)	1,203,697
Laurus Master Fund (Deferred)	2,290,451	10%	3/31/2011	-	2,290,451
Valens U.S. SPV I (Deferred)	292,709	10%	3/31/2011	-	292,709

Convertible notes, less current portion
GCA-Debenture	630,333	6%	6/30/2011	-	630,333
GCA-Debenture	570,944	6%	6/30/2011	-	570,944
GC-Conote	180,000	-	6/30/2011	-	180,000
Trident-Debenture	600,000	10%	6/30/2011	-	600,000
Global Telecom Solutions	280,000	5%	4/30/2012	-	280,000

Convertible notes payable to related parties, less current portion	3,240,000	8%	6/30/2011	-	3,240,000
Capital lease obligations, less current portion	742,784	8%	Varies	-	742,784
	$12,927,383			$(507,343)	$12,420,040

Index

Global Telecom Solutions - Convertible Note

On April 30, 2008, the Company entered into a four-year financing agreement with Global Telecom Solutions (“GTS”) in the principal amount of $460,000 as repayment of carrier costs payable to GTS in the same amount.  The unsecured convertible note called for monthly payments of $10,000 and interest accrues at 5% per annum, and may be converted at any time into common stock of the Company at market price with a floor conversion price of $.10 per common share.  The market price will be the closing bid price on Bloomberg the day prior to the receipt by Company from GTS to convert all or a portion of note at any time during the term of the note.  The Company may prepay the note by paying 100% of the outstanding principal and accrued interest.  The principal balance of this note at October 31, 2009 was $280,000.

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

In connection with the sale of the Term A Note, The Company issued Valens II a common stock purchase warrant to purchase 5,625,000 common shares at $0.01 per share.  These warrants were valued at $441,903 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company’s common stock of 165%; and a life of the warrants of five years.  The relative fair value of the warrants of $354,799 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term A note using the interest method.  The Company recognized $146,406 and $89,831 of non-cash financing expense associated with these warrants using the interest method during the fiscal year ended October 31, 2009 and 2008, respectively.  The unamortized debt discount at October 31, 2009 and 2008 was $118,562 and $264,968, respectively.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens II Security Agreement, which resulted in $375,778 of deferred financing fees, of which $131,190 and $95,143 was expensed using the interest method as noncash financing fees during the fiscal year ended October 31, 2009 and 2008, respectively.

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

On October 31, 2008, the Company issued warrants to purchase 8,750,000 Company shares of its common stock upon exercise at $0.01 per share to Valens in consideration for amendments to the Security Agreement dated March 31, 2008.  These warrants were valued at $288,066 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 3.75%; volatility factor of the expected market price of the Company’s common stock of 1.25; and a life of the warrants of five years.  The relative fair value of the warrants of $288,066 was recorded as an asset and is amortized monthly as non-cash financing fees using the straight-line method beginning fiscal year 2009 and ending March 31, 2011, which is the maturity date of the Term A Note. The Company recognized $119,201 of non-cash financing expense associated with these warrants using the interest method during the fiscal year ended October 31, 2009.

Index

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

Effective July 14, 2008, Valens purchased from the Company a 10% secured term note (“Term B Note”) in the principal amount of $1.5 million and a warrant to purchase 4,437,870 shares of common stock at $0.01 per share.  Interest accrues at 10% per annum and is payable monthly commencing August 1, 2008.  Amortizing principal payments of $65,000 per month, plus accrued interest and any other fees then due commenced on October 31, 2009.  The Term B Note matures on March 31, 2011.  The Company may prepay the Term B Note by paying 100% of the outstanding principal and repaying all amounts owed under the Security Agreement and all ancillary documents.

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

In connection with the sale of the Term B Note, the Company issued Valens a common stock purchase warrant to purchase 4,437,870 common shares at $0.01 per share.  These warrants were valued at $349,478 using the Black-Scholes model with the following assumptions:  applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company’s common stock of 171%; and a life of the warrants of five years.  $283,440 represented cash received relative to the warrants and the remaining amount of $1,216,560 was allocated to the Term B Note resulting in a debt discount of $283,440.  The relative fair value of the warrants of $283,440 was recorded as a debt discount.  This debt discount is being amortized over the term of the Valens Term B note using the interest method.  The Company recognized $131,189 and $41,066 of expense associated with these warrants for the fiscal year ended October 31, 2009 and 2008, respectively.  The unamortized debt discount at October 31, 2009 was $111,185.  In addition, the Company incurred legal, professional, and administrative costs associated with the Valens Security Agreement, which resulted in $120,967 of deferred financing fees, of which $55,989 and $17,526 was expensed as noncash financing fees using the interest method for the fiscal year ended October 31, 2009 and 2008, respectively.

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

Index

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

As of July 11, 2008, and upon closing of the Valens II Term B note, the Company paid Global the principal sum of $420,000 on the GC-Conote.  In consideration for the principal payment of $420,000, Global forgave accrued interest in the amount of $163,750, and is restricted from the selling of any shares of the Company’s common stock for a period of two years from the effective date of the amendment to the GC-Conote.  The Company recorded $163,750 as “Gain on Forgiveness of Liabilities” in its Consolidated Statement of Operations for fiscal year 2008.  In addition, Global agreed that there are no additional cash monies owed to Global by the Company other than the remaining principal balance of $180,000 of the GC-Conote.  The principal balance of the GC-Conote is $180,000 at October 31, 2009.

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

Index

Trident Debenture

As of October 31, 2008, “Trident Growth Fund, L.P. (“Trident”) held a Company convertible debenture having a principal balance of $600,000.  The debenture is convertible into common stock of the Company at $.14 per common share.

During the second quarter of fiscal 2007, Trident extended the $600,000 debenture with an original due date of March 8, 2007 to March 8, 2008.  In connection with the extension, the Company issued Trident 1,200,000 additional warrants, resulting in deferred financing fees of $83,708, of which $29,401 was expensed as noncash interest expense during fiscal year 2008.  These warrants were fully expensed as of October 31, 2008. The fair value of the warrants was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; volatility factor of the expected market price of the Company’s common stock of 287%; and an expected life of the warrants of four years.  Also in connection with extension, the Company issued Trident additional warrants to purchase 150,000 shares of the Company’s stock at $.10 per share during fiscal 2008.  The fair value of the warrants of $8,966 was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.5%; dividend yield of 0%; volatility factor of the expected market price of the Company’s common stock of 295%, and a life of the warrants of four years.  The Company recognized $8,966 of expense associated with the warrants during fiscal year 2008.

On March 31, 2008, Trident modified its debt structure with the Company by entering into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Trident debenture to become subordinate to the Valens II Term A note.  In connection with the subordination agreement, Trident subordinated all claims and security interests it may have against any of the assets of the Company, to the security interests granted by the Company to L.V., acting as collateral agent for the Lenders.  In addition, Trident agreed to extend the maturity date of the principal amount of the $600,000 debenture to June 30, 2011.  In consideration for the subordination and maturity date extension, the Company issued Trident a common stock purchase warrant to purchase 60,000 common shares of the Company’s stock at $0.07 per share.  The fair value of the warrants totaled $4,503 and was determined on the date of grant using the Black-Scholes pricing model with the following assumptions: applicable risk-free interest rate based on the current treasury-bill interest rate of 4.14%; volatility factor of the expected market price of the Company’s common stock of 165%; and a life of the warrants of five years.  The Company recognized $4,503 of expense associated with the warrants during the fiscal year ended October 31, 2008.  The Company may prepay the Trident debenture by paying 100% of the outstanding principal and accrued interest.

Related Party Notes

On May 5, 2006, the Company acquired 100% of the outstanding stock of Telenational Communications, Inc. (“Telenational”) for $4,809,750, including acquisition costs of $50,000.  The purchase consideration included a contingent cash payment in the amount of $500,000 and 19,175,000 shares of the Company’s common stock valued at $3,259,750.  On October 31, 2007, the contingent purchase price consideration was converted to a convertible demand note payable to Apex Acquisitions, Inc. (“Apex”) in the amount of $500,000.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex note was $500,000 at October 31, 2009 and 2008.

Index

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with Apex.  The agreement called for the outstanding note originally due in November of 2007 payable to Apex to be extended to November 1, 2009.  The note was also modified to allow for the balance to be convertible to common stock at market pricing.

On March 31, 2008, Apex entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for the Apex demand note to become subordinate to the Valens II Term A note.  In addition, Apex agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of the Apex note was $1,120,000 at October 31, 2009 and 2008.

On October 31, 2007, $50,000 of debentures including $65,889 of accrued interest was transferred by the debenture holders to John Jenkins, the Company’s Chairman. These amounts, along with a $300,000 related party demand note including accrued interest of $84,111, were rolled into a $500,000 convertible demand note payable to Mr. Jenkins.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ demand note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of this note was $500,000 at October 31, 2009 and 2008.

On October 31, 2007, the Company entered into an agreement, which modified its debt structure with the Company’s Chairman, John Jenkins.  The agreement called for the outstanding note due in February of 2008 payable to John Jenkins to be extended to November 1, 2009.

On March 31, 2008, Mr. Jenkins entered into a subordination agreement with L.V., which acted as agent for itself and for the Lenders.  The agreement called for Mr. Jenkins’ note to become subordinate to the Valens II Term A note.  In addition, Mr. Jenkins agreed to amend the note by stipulating a maturity date of June 30, 2011.  The outstanding balance of this note was $1,120,000 at October 31, 2009 and 2008.

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

The Company may draw up to a maximum amount of $600,000 on the secured revolving line of credit provided the eligible borrowing base is greater than or equal to the balance due on the revolving line of credit.  The revolving line of credit carries an over-advance provision, whereby the lender, in its sole discretion, may advance cash amounts in excess of the $600,000 contracted. Interest accrues daily on the outstanding principal balance of the revolving line of credit and is payable monthly. The balance of the secured revolving loan at October 31, 2009 was $1,468,697.

Index

Capital Lease Obligations

We have entered into various capital lease agreements and indefeasible right of use agreements. The effective interest rate on these agreements is 8%.  The following table summarizes the Company’s outstanding capital lease obligations as of October 31, 2009:

Information as of October 31, 2009
Brief Description of Capital Lease	Equipment Value	Lease Term Ends	Monthly Payment	Capital Lease Obligations
				Short-term	Long-term
Graybar-1	$52,868	11/01/2012	$1,058	$10,438	$23,548
Graybar-2	53,514	04/23/2012	1,289	13,416	19,647
Farnam-5	107,044	12/01/2009	4,809	9,587	-
Farnam-6	107,439	04/30/2010	4,827	33,125	-
Farnam-7	129,992	05/31/2010	5,840	45,653	-
Farnam-8	169,528	05/31/2010	7,089	55,415	-
Farnam-9	269,700	10/01/2010	11,404	131,972	-
Farnam-10	235,177	04/01/2011	10,566	118,278	52,135
Farnam-11	266,892	01/01/2011	17,525	200,335	32,232
Huntington	22,888	05/07/2011	708	7,924	3,493
Leaf	71,082	07/16/2011	2,198	24,310	14,739
AGL	300,838	07/27/2017	3,650	23,049	250,395
AGL-1	60,854	08/01/2017	750	4,679	52,202
AGL-2	38,906	07/01/2017	500	3,162	34,245
AGL-3	57,254	05/01/2017	750	4,773	50,972
AEL-1	32,805	09/01/2011	1,017	11,007	9,868
AEL-2	58,958	09/01/2011	1,831	19,844	17,501
GE	71,715	09/17/2011	2,247	24,211	23,426
GE-2	41,977	11/01/2011	1,304	13,862	16,041
Dell	7,941	04/01/2011	357	3,994	1,760
				$759,034	$602,204

Total payments due under capital leases	$1,576,177
Less amount representing interest	(214,939)
Present value of minimum payments	1,361,238
Less current portion of capital lease obligations	(759,034)
Capital lease obligations, less current portion	$602,204

NOTE 7 - CAPITAL STOCK

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

Index

During the first quarter of fiscal 2009, the Company sold 125,000 shares of its common stock for $7,000 to an unrelated party.

During the first quarter of fiscal 2009, the Company sold 412,933 shares of its common stock for $23,124 to Matthew Liotta, the Company’s Chief Technology Officer.

During fiscal 2009, the Company issued 2,772,815 shares of its common stock in connection with the contingent payment of Secondary Shares related to the acquisition of One Ring Networks, Inc.

The following table describes stock reserved for future issuances at October 31, 2009:
Number of Shares
Options (1)	4,000,000
Warrants	26,911,970
Convertible debt (2)	94,523,484
125,435,454

(1) The Company’s 2002 Equity Incentive Plan, as amended, authorizes the Board of Directors to grant options to purchase up to 4,000,000 shares of the Company’s common stock.
(2) Assumes conversion on October 31, 2009 under the terms of the related agreements.  In addition, specific Company convertible notes allow the Company to elect to pay in cash in lieu of conversion.  Additionally, the debt holders are limited to only converting up to 4.99% ownership at a time and there is a floor of $.10 per share on the conversion which does therefore limit the number of common shares for which the debt is convertible into.

NOTE 8 - BUSINESS AND CREDIT CONCENTRATIONS

In the normal course of business, the Company extends unsecured credit to virtually all of its customers.  Management has provided an allowance for doubtful accounts, which reflects its estimate of amounts, which may become uncollectible.  In the event of complete non-performance by the Company’s customers, the maximum exposure to the Company is the outstanding accounts receivable balance at the date of non-performance.

During fiscal 2009, the Company did not provide wholesale services to any single customer who accounted for more than 10% of revenues. During the same period, one of the Company’s suppliers accounted for approximately 34% of the Company’s total costs of revenues. At October 31, 2009, no customer accounted for more than 10% of the Company’s trade accounts receivable.

During fiscal 2008, the Company did not provide wholesale services to any single customer who accounted for more than 10% of revenues. During the same period, two of the Company’s suppliers accounted for approximately 22% and 19% of the Company’s total costs of revenues, respectively. At October 31, 2008, one customer accounted for 23% of the Company’s trade accounts receivable.

Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a long-term material impact on its business.

Index

Information regarding the Company’s domestic and foreign revenues is as follows:

	South Africa	All other foreign revenues	Domestic	Total
Fiscal 2009	$775,565	$4,637,676	$9,533,054	$14,946,295
Fiscal 2008	$1,159,119	$5,478,000	$10,601,829	$17,238,948

During fiscal 2009, 5% of the Company’s revenue was generated from customers in South Africa.  During fiscal 2008, 7% of the Company’s revenue was generated from customers in South Africa.   No individual foreign country held more than 10 percent of the Company’s long-lived assets as of October 31, 2009 and 2008.

NOTE 9 – EMPLOYEE BENEFIT PLAN

The Company’s 401(k) Plan (the “Plan”) is a defined contribution plan covering all domestic employees of the Company.  The Plan provides for voluntary contributions by employees into the Plan subject to the limitations imposed by the Internal Revenue Code Section 401(k).For fiscal 2008, the Company matched participant contributions 50% on every dollar deferred to a maximum of 6% of compensation.  The Company’s matching funds are subject to a six-year vesting schedule from the date of original employment.  Company contributions charged to expense during fiscal 2009 and 2008 was $6,255 and $35,330, respectively.  The Company did not match participant contributions into the Plan after December 31, 2008.

NOTE 10 - GAIN ON LEGAL SETTLEMENTS

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

Index

NOTE 12 - STOCK OPTIONS AND WARRANTS

Stock Options

2002 Equity Incentive Plan

The Company’s 2002 Equity Incentive Plan (the “Equity Incentive Plan”), as amended, authorizes the Board of Directors to grant options to purchase up to 4,000,000 shares of the Company’s common stock.  The maximum number of shares of common stock that may be issuable under the Equity Incentive Plan to any individual plan participant is 1,000,000 shares.  All options granted under the Equity Incentive Plan have vesting periods up to a maximum of five years.  The exercise price of an option granted under the Equity Incentive Plan shall not be less than 85% of the fair value of the common stock on the date such option is granted.

1990 Stock Option Plan

The Company’s 1990 Stock Option Plan (the “Option Plan”), as amended, authorized the Board of Directors to grant options to purchase up to 2,300,000 shares of the Company’s common stock.  No options were to be granted to any individual director or employee, which when exercised, would exceed 5% of the issued and outstanding shares of the Company.  The Board of Directors fixed the term of any option granted under the 1990 Stock Option Plan at the time the options were granted, provided that the exercise period was not to be longer than 10 years from the date of grant.  All options granted under the 1990 Stock Option Plan have up to 10-year terms and have vesting periods that range from 0 to three years from the grant date.  The exercise price of any options granted under the 1990 Stock Option Plan is the fair market value at the date of grant.  Subsequent to the adoption of the Equity Incentive Plan, no further options will be granted under the Option Plan.

The Company’s stock option activity for the two years ended October 31, 2009 was as follows:

	Number of Shares	Option Price Per Share	Weighted Average Exercise Price
Options outstanding at October 31, 2007	1,210,000	$0.05-0.14	$0.10
Options granted	400,000	0.08	0.08
Options exercised	-	-	-
Options cancelled	(40,000)	0.13	0.13
Options outstanding at October 31, 2008	1,570,000	0.05–0.14	0.10
Options granted	-	-	-
Options exercised	-	-	-
Options cancelled	(655,000)	0.5-0.13	0.08
Options outstanding at October 31, 2009	915,000	$0.08-0.14	$0.11

The weighted average grant date fair value of options granted during fiscal 2008 was $0.07 per share.  All options granted during fiscal 2008 were to employees.  The weighted average remaining contractual term of exercisable options outstanding at October 31, 2009 was 2.39 years, and the weighted average remaining contractual term of exercisable and non-exercisable options outstanding at October 31, 2009 was 1.72 years.  The total unrecognized cost related to non-vested options at October 31, 2009 was $11,856, and the weighted average period over which it will be recognized is .87 years.

Index

The following table summarizes information about employee compensatory stock options outstanding at October 31, 2009:

	Options Outstanding			Options Exercisable
Range of Average Exercise Prices	Number Outstanding	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.08	400,000	0.86	0.08	0	0.08
$0.12-$0.14	515,000	2.39	0.13	515,000	0.13
	915,000	1.72	$0.11	515,000	$0.10

Warrants

Employee warrant activity for the two years ended October 31, 2009 was as follows:

	Number of Shares	Warrants Price Per Share	Weighted Average Exercise Price
Warrants outstanding at October 31, 2007	1,640,000	$.13 -.16	$.14
Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants cancelled	-	-	-
Warrants outstanding at October 31, 2008	1,640,000	$.13 -.16	$.14
Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants cancelled	-	-	-
Warrants outstanding at October 31, 2009	1,640,000	$.13 -.16	$.14

Warrant Issuances to Non-Employees

Non-employee warrant activity for the two years ended October 31, 2009 was as follows:

	Number of Shares	Warrants Price Per Share	Weighted Average Exercise Price
Warrants outstanding at October 31, 2007	11,835,000	$0.10 -0.78	$0.20
Warrants granted	19,136,970	0.01 -0.12	0.01
Warrants exercised	-	-	-
Warrants cancelled	(5,700,000)	0.10 –0.78	0.10
Warrants outstanding at October 31, 2008	25,271,970	0.01 -0.38	0.05
Warrants granted	-	-	-
Warrants exercised	-	-	-
Warrants cancelled	-	-	-
Warrants outstanding at October 31, 2009	25,271,970	$0.01 -0.38	$0.05

See discussion of warrants in (“NOTE 6 – CAPITAL LEASES, CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES”).

Index

NOTE 13 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at October 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets
Net operating loss carryovers	$14,644,638	$15,242,872
Accounts receivable	148,462	47,130
Goodwill and customer lists	2,306,938	73,453
Warrants	54,296	54,296
Accrued liabilities	19,015	31,181
Total gross deferred tax assets	17,173,349	15,448,932

Deferred tax liabilities
Property and equipment	(12,722)	(16,464)
Total gross deferred tax liabilities	(12,722)	(16,464)

Net deferred tax assets	17,160,627	15,432,468
Valuation allowance	(17,160,627)	(15,432,468)
Net deferred assets	$-	$-

The following is a reconciliation of the Company’s income tax expense (benefit) at the statutory rate to the income tax expense (benefit) at the effective tax rate:

	2009	2008
Income tax benefit at statutory rate	$(4,017,956)	$(501,210)
Permanent differences	208,950	160,733
Net Operating Loss Expiration	2,120,449	1,439,818
Change in valuation allowance	1,728,159	(973,964)
Other	(39,602)	(125,377)
	$-	$-

At October 31, 2009, the Company has U.S. net operating loss carryforwards for federal income tax purposes of approximately $43 million, which expire in 2010 through 2029.  Utilization of U.S. net operating losses is subject to annual limitations provided for by the Internal Revenue Code. The annual limitation may also result in the expiration of net operating losses before utilization.

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

Index

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Operating Leases, including Related Party Lease

The Company leases its corporate office and branch office facilities under various noncancelable operating leases with terms expiring at various dates through 2016.  The operational and administrative headquarters facility is leased through June 2011 from Apex Communications, Inc., an entity owned partially by an executive officer of the Company.  In addition, office space is leased to support operating divisions located in California, Georgia, Texas, and in South Africa.  The California lease is month-to-month.  Rent expense for office operating leases was $240,553 and $229,766 during fiscal year 2009 and 2008, respectively. Rent expense to Apex was $137,591 and $134,860 for fiscal year 2009 and 2008, respectively.

Facilities Leases

The Company has obligations under various Facilities License Agreements (“Facilities Leases”) to commercial property owners related to communications and information technology equipment which is used in the Company’s wireless network services and owned by the Company housed within or atop the commercial property.  The Facilities Leases generally have terms of one to three years, require monthly payments between $150 and $5,000 and are renewed regularly.  A portion of the Company’s Facilities Leases contain escalation clauses which provide for cost of living adjustments each year.  Total expense under these Facilities Leases was approximately $763,000 and $195,000 during fiscal year 2009 and 2008, respectively, and is included within cost of services in the accompanying statements of operations.

Future minimum lease payments under noncancelable operating and facilities leases as of October 31, 2009 are as follows:

Year Ending October 31,	Related Party	Other	Total
2010	135,400	686,958	822,358
2011	89,907	637,973	727,880
2012	-	521,714	521,714
2013	-	328,519	328,519
2014	-	367,338	367,338
2015	-	84,665	84,665
2016	-	50,446	50,446
Total minimum lease payments	$225,307	2,677,613	2,902,920

Legal Proceedings

The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company.  Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Coastline Capital On May 5, 2008, the Company filed a lawsuit against Coastline Capital  for Declaratory Relief related to the Valens and Laurus debenture transactions.  The Company’s suit for Declaratory  Relief seeks a Judgment from the Court that Coastline Capital has not earned a broker’s fee in the Valens/Laurus transaction in that Coastline Capital did not represent the Company in the transaction that closed and, pursuant to the terms of the brokerage contract Coastline Capital was not entitled to a broker’s fee.  On June 23, 2008, Coastline Capital filed an answer and cross-complained against the Company contending that Coastline Capital earned a broker’s fee when the Valens/Laurus debenture transaction closed.  The Company has filed an answer to the Cross Complaint which denied the allegations of the Cross Complaint and asserted affirmative defenses.  The parties have agreed to binding arbitration to resolve this dispute.  The Company will pursue this arbitration and vigorously defend the Cross Complaint as the Company is confident that its claims are supported by the facts and written documents relevant to this litigation.

Index

Ian Caplan  On June 23, 2009, Ian Caplan and Click Connect LLC filed a lawsuit in the Los Angeles Superior Court against the Company claiming the Plaintiffs were not paid commissions for revenues generated by one of the Companies subsidiaries.  On September 2, 2009, the Company filed an answer to the complaint which denied the allegations of the Complaint and asserted affirmative defenses.  The Plaintiffs have never executed a contract with the Company who is the only defendant in the litigation and the Company has not located any documents where it assumed any obligations to pay commissions to the Plaintiff’s.  The litigation is in the discovery phase.  It is expected that the Company will be successful in the litigation based on the lack of privity of contract between the Plaintiffs and the Company and the lack of any course of dealing between the Company and the Plaintiff’s.

Qwest  During the quarter ended July 31, 2009, Qwest a former vendor, alleged that a subsidiary of the Company was notified of a significant price increase in relation to a telecommunication contract between the vendor and a subsidiary of the Company.  The Company responded that it was not properly notified of any changes, which was required under the contract.  Additionally, the Company requested proof of notification from the vendor, which has not yet been provided.  The vendor requested arbitration pursuant to the contract, and claims that the Company owes approximately $1.78 million for services provided.  The Company’s position is that under the contracted pricing structure the Company owes $0.8 million.  This amount is accrued in the financial statements.  On December 21, 2009 the arbitrator awarded approximately $1,780,000 in favor of the vendor and against a subsidiary of the Company.  Management has evaluated this matter and believes that the current potential range of loss of could be reasonably estimated as $800,000 to $1,780,000.  Management believes that upon final resolution the amount will likely be less than $1,780,000, based upon, among other factors, that the subsidiary was not afforded due process in the arbitration proceedings and that the arbitrator did not take into consideration the excess billings of Qwest that were not due and payable by the subsidiary.  At this time, the precise and final outcome of this matter cannot be predicted and management’s evaluation indicates that amounts at the high end of the range are not likely.  Therefore, $800,000 has been accrued for this matter.

Liotta Litigation  On November 24, 2009 Matthew Liotta filed his First Amended Complaint, in Fulton County Georgia, against the Company and one of its subsidiaries alleging wrongful termination and damages for unpaid compensation pursuant to a written employment contract.  On January 12, 2010, the Company and its subsidiary filed its answer to the First Amended Complaint which denied the allegations of the Complaint and asserted affirmative defenses asserting that neither the Company nor its subsidiary has ever executed an employment contract with Matthew Liotta.  Upon Matthew Liotta’s termination “for cause” he was paid all of his salary and benefits thus the Company believes that Mr. Liotta has instituted this litigation, along with the litigation discussed below, based upon his vendetta against the Company as a result of his dismissal for cause as an employee of Telenational, a subsidiary of the Company.

Former One Ring Networks Shareholders litigation 5 of the 11 former shareholders of One Ring Networks, Inc, a subsidiary of the Company, filed a lawsuit, in The District Court of Nebraska, against the Company claiming that a portion of the payment for their shares pursuant to the terms of a Stock Purchase Agreement between One Ring Networks, Inc and the Company dated March 28, 2008 entitled the “True Up” portion of the purchase price were incorrectly calculated and unpaid.  On January 27, 2010, the Company filed an answer to the Complaint which denied the allegations of the Complaint and asserted affirmative defenses based upon the Company’s documents that support the fact that the “True Up” calculations were accurately prepared and were properly paid to all of the former shareholders of One Ring Networks, Inc. On January 20, 2010, the Court denied the Application for a Preliminary Injunction brought by the Plaintiff’s requesting that the Company not transfer or spin off its subsidiary One Ring Networks, Inc. pending the resolution of this litigation. The Order denying the Preliminary Injunction was based upon the opposition filed by the Company to the application for the Preliminary Injunction.  Based upon the Court’s Order and the documents between the Company and One Ring Networks, Inc the Company is very confident that this litigation will be resolved favorably for the Company.

Index

NOTE 15 – SUBSEQUENT EVENTS

 In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, the Company evaluated subsequent events through February 15, 2010, the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission (SEC).

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