Form 10-Q
period 2010-01-31
RAPID LINK INC
filed 2010-03-18
CIK 913659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER 0-22636

RAPID LINK, INCORPORATED

(Name of issuer in its charter)

Delaware	75-2461665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300-71st Street, Suite 500, Miami Beach, FL 33141

(Address of principal executive offices) (Zip Code)

(305) 993-6700

Issuer’s telephone number

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

COMMON STOCK, $0.001 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 24, 2010, there were 130,000,000 shares of registrant’s common stock, par value $0.001 per share, outstanding and 10,000,000 shares of the registrant’s preferred stock, par value $0.001 per share, outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RAPID LINK, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31, 2010	October 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,297	$127,939
Accounts receivable, net of allowances $582,328 and $436,652, respectively	659,547	578,946
Prepaid expenses and other current assets	22,798	19,797

Total current assets	738,642	726,682

Property and equipment, net	2,375,211	2,109,860
Deposits and other assets	305,294	291,313
Deferred financing fees, net	259,524	341,892

Total Assets	$3,678,671	$3,469,747

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Revolving line of credit	$1,670,810	$1,468,697
Accounts payable	2,986,887	2,547,368
Accrued interest (including $349,165 and $280,800, respectively, to related parties)	1,104,975	900,924
Other accrued liabilities	318,581	330,703
Deferred revenue	178,704	212,022
Deposits and other payables	9,898	9,898
Capital lease obligations, current portion	199,132	759,034
Convertible notes, current portion	1,521,777	2,143,777
Notes payable, current portion, net of debt discounts of $160,675 and $229,747, respectively	5,736,784	5,667,712

Total current liabilities	13,727,548	14,040,135

Capital lease obligations, less current portion	1,623,725	602,204
Due to One Ring sellers	558,047	595,790
Convertible notes, less current portion	166,500	160,000
Convertible notes payable to related parties, less current portion	3,240,000	3,240,000
Notes payable, long-term, net of debt discount	24,443	24,443

Total liabilities	19,340,263	18,662,572

Commitments and contingencies

Shareholders’ deficit:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value; 175,000,000 shares authorized; 80,000,000 and 74,647,667 shares issued and 79,987,978 and 74,635,645 shares outstanding at January 31, 2010 and October 31, 2009, respectively	74,782	74,648
Additional paid-in capital	50,206,214	49,917,337

Accumulated deficit	(65,887,718)	(65,129,940)

Treasury stock, at cost; 12,022 shares	(54,870)	(54,870)

Total shareholders’ deficit	(15,662,592)	(15,192,825)

Total liabilities and shareholders’ deficit	$3,678,671	$3,469,747

See accompanying notes to unaudited financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended January 31

	2010	2009
Revenues	$2,439,977	$4,856,630

Costs and expenses:
Costs of revenues	1,363,963	3,292,884
Sales and marketing	86,278	143,667
General and administrative	1,584,682	1,399,402
Depreciation and amortization	305,697	457,009
Gain on disposal of property and equipment	—	(2,072)

	3,340,620	5,290,890

Operating loss	(900,643)	(434,260)

Other income (expense):
Non cash financing expense	(151,440)	(158,325)
Interest expense	(249,250)	(232,438)
Related party interest expense	(68,365)	(65,988)
Foreign currency exchange gain (loss)	1,860	(1,154)
Gain on legal settlement	—	231,658

	(467,195)	(226,247)

Loss before extraordinary item	(1,367,838)	(660,507)

Extraordinary item – gain on extinguishment of debt	610,060	—

Net loss	$(757,778)	$(660,507)

Loss Per share:
Basic and diluted weighted average shares outstanding	75,217,420	70,891,430

Basic and diluted loss per share before extraordinary item	$(0.02)	$(0.01)
Basic and diluted income per share from extraordinary item	0.01	—

Basic and diluted loss per share	$(0.01)	$(0.01)

See accompanying notes to unaudited financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended January 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(757,778)	$(660,507)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on extraordinary item	(610,060)	—
Noncash financing expense	151,440	158,325
Depreciation and amortization	305,697	457,009
Bad debt expense	165,000	—
Share-based compensation expense	137,258	9,509
Gain on sale of property and equipment	—	(2,072)
Changes in operating assets and liabilities:
Accounts receivable	(245,601)	(75,593)
Prepaid expenses and other current assets	(2,808)	235,151
Other assets	(14,174)	81,542
Accounts payable	439,515	187,639
Accrued liabilities	309,120	(41,996)
Deferred revenue	(33,318)	(44,616)
Deposits and other payables	—	(62,168)

Net cash (used in) provided by operating activities	(155,709)	242,223

Cash flows from investing activities:
Purchases of property and equipment	(60,048)	(23,887)
Proceeds from sale of property and equipment	—	2,072

Net cash used in investing activities	(60,048)	(21,815)

Cash flows from financing activities:
Net proceeds from revolving line of credit	202,113	312,269
Proceeds from sale of common stock	—	30,125
Payments on notes payable	(8,617)	(33,446)
Payment on capital leases	(49,381)	(153,249)

Net cash provided by financing activities	144,115	155,699

Net (decrease) increase in cash and cash equivalents	(71,642)	376,107

Cash and cash equivalents, beginning of period	127,939	230,841

Cash and cash equivalents, end of period	$56,297	$606,948

Supplemental schedule of non cash transactions:
Settlement of debt, accrued interest and accrued liabilities for equity and convertible debt	$1,026,313	—

Increase in capital lease obligation and related property resulting from renegotiation of capital lease	$511,000	—

See accompanying notes to unaudited financial statements

RAPID LINK, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – NATURE OF BUSINESS

Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries (collectively referred to as “Rapid Link” or the “Company”), have served as facilities-based, communication companies providing various forms of voice and data services to customers around the world. Rapid Link provides a multitude of communication services targeted to small and medium sized businesses, as well as individual consumers. Historically, these services included the transmission of voice and data traffic over public and private networks. The Company has also provided foreign and domestic termination of voice traffic into the wholesale market. The Company’s product focus has been to provide a variety of voice and data services over its own facilities using alternative access methods. These services included broadband internet access, wholesale services to carriers, as well as local and long distance calling. As more fully described in Note 8 – Subsequent Events, as of February 24, 2010, the Company has acquired Mr. Prepaid, Inc., a provider of prepaid telecommunication and transaction based point of sale activation services through approximately 1,000 independent retailers in the Eastern United States. Also, the Company has transferred all of the outstanding capital stock of its former wholly-owned subsidiaries, Telenational Communications, Inc. and One Ring Networks, Inc. to a third party. Accordingly, the Company’s business strategy and product offering has been dramatically altered due to this recent transaction.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial data for the three months ended January 31, 2010 and 2009 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended October 31, 2009. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three months ended January 31, 2010 and 2009 have been made. The results of operations for the three months ended January 31, 2010 are not necessarily indicative of the expected operating results for the full year.

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

Long-Lived Assets

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

The Company finalized its goodwill and customer list impairment analysis during the fourth quarter of fiscal 2009, and determined that, primarily due to significant and continuing operating and cash flow losses, all of the goodwill and customer lists were impaired. This resulted in an impairment charge of $5.4 million in the fourth quarter, and a total impairment charge of $6.4 million for the year ended October 31, 2009.

Financial Condition

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the availability of transmission facilities, (iv) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market, (v) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (vi) the Company’s lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of $65.9 million as of January 31, 2010, as well as a working capital deficit of $13.0 million. For the fiscal year ended October 31, 2009, the Company’s net loss was approximately $11.8 million, on revenues of $14.9 million. For the three months ended January 31, 2010, the Company’s net loss was approximately $0.8 million, and revenues were approximately $2.4 million, which represents $2.4 million decrease in revenues over the same period in fiscal 2009.

Funding of the Company’s working capital deficit, its current and future anticipated operating losses, and expansion of the Company will require continuing capital investment. The Company’s strategy is to fund these cash requirements through debt facilities and additional equity financing.

Although the Company has been able to arrange debt facilities and equity financing to date, there can be no assurance that sufficient debt or equity financing will continue to be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company’s operations in the short term and hinder expansion strategies. The Company continues to explore external financing opportunities. Historically, some of the Company’s funding has been provided by a major shareholder. At January 31, 2010, approximately 22% of the Company’s debt is due to the senior management and a Director of the Company, as well as an entity owned by senior management (Note 5).

Through January 31, 2010, the Company generated most of its revenues from retail fixed-line and wholesale communication services and not from its broadband internet services. In addition, the Company has limited meaningful historical financial data upon which to forecast its future sales and operating expenses. The Company’s future performance will also be subject to prevailing economic conditions and to financial, business and other factors. Accordingly, the Company cannot assure that it will successfully implement its business strategy or that its actual future cash flows from operations will be sufficient to satisfy debt obligations and working capital needs.

Our independent auditors have included a going concern paragraph in their audit report on our consolidated financial statements for the fiscal year ended October 31, 2009. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

See Note 8 – Subsequent Events regarding changes to the Company’s business plan resulting from its recent acquisition of Mr. Prepaid.

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

In December 2007, the FASB issued guidance under ASC 805 (formerly SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”)). ASC 805 will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under ASC 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. ASC 805 is effective for fiscal years beginning after December 15, 2008 and, as such, we adopted this standard in fiscal 2010. The provisions of ASC 805 will impact the Company if it is a party to a business combination after the pronouncement is adopted.

In December 2007, the FASB issued guidance under ASC 810 (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”)) which becomes effective for fiscal periods beginning after December 15, 2008 (November 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The adoption of this statement did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued guidance under ASC 350 (formerly FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets.) This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. This guidance removes the requirement for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. This guidance also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years (November 1, 2009 for the Company.) Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued guidance under ASC 815 (formerly EITF Issue No. 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.) This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years. Early application is not permitted. A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This guidance provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The adoption of this standard did not have a material impact to the Company’s financial statements.

In October 2009, the FASB issued a new accounting standard under ASU 2009-13 which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard under ASU 2009-14 which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of fiscal year 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

Fair value of financial instruments:

The carrying amounts of cash, accounts receivable, and accounts payable approximated fair value as of January 31, 2010 and 2009, due to the relatively short maturities of these instruments. The carrying amounts of notes payable, excluding related party notes payable, approximated fair value as of January 31, 2010 and 2009, based upon terms and conditions available to the Company at those dates in comparison to the terms and conditions of its outstanding debt. The fair value of related party notes payable is impracticable to estimate due to the related party nature of the underlying transactions.

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

Level 1 – quoted prices (unadjusted) in active markets for identical asset or liabilities;

Level 2 – observable inputs other than Level I, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 – assets and liabilities whose significant value drivers are unobservable.

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

There were no financial assets or liabilities measured at fair value, on a recurring basis, as of January 31, 2010 and October 31, 2009, with the exception of cash which is measured using level 1 inputs. There were no changes in the Company’s valuation techniques used to measure fair value on a recurring basis as a result of partially adopting this guidance.

NOTE 3 – CONTINGENT CONSIDERATION

On March 28, 2008, the Company acquired 100% of the outstanding stock of One Ring Networks, Inc. (“One Ring”) for initial consideration of 3,885,900 common shares and 114,100 warrants valued at $319,393. The purchase price also contained contingent consideration, which included Secondary Shares, True Up Shares, and True Up Cash, and is based on performance objectives for One Ring being achieved within certain time periods. The issuance of the True Up Shares and True Up Cash are based on the market price of the Company’s stock. The Company has issued shares of its common stock as payment of the True Up Shares and Secondary Shares, and has issued promissory notes to One Ring Shareholders as payment of True Up Cash as described in the following paragraph.

At December 31, 2008, the Company calculated the contingent consideration consisting of True Up Shares and True Up Cash to be 1,489,475 and $595,790. The True Up Shares were valued at the fair market value of the Company’s common stock at the end of the True Up period as defined. The fair value of the True Up Cash and the fair value of the True Up Shares were recorded as a reduction in the value of the previously issued common stock in connection with the acquisition. The Company issued promissory notes and shares of its common stock during the second fiscal quarter of 2009 as payment of the True Up Cash and True Up Shares. At March 31, 2009, the Company calculated additional contingent consideration consisting of Secondary Shares to be 2,772,815. The fair value of the Secondary Shares was determined to be $83,184 based on the quoted price of $.03 per share at the end of the contingency period. The fair value of the Secondary Shares was recorded as an additional cost of the acquisition resulting in an increase to goodwill of $83,184. See Note 7 – Commitments and Contingencies – Legal Proceedings, relating to two ongoing lawsuits relating to the acquisition of One Ring.

NOTE 4 – STOCK-BASED COMPENSATION

Noncash share-based compensation costs recorded in general and administrative expenses for the three months ended January 31, 2010 and 2009 were $3,458 and $9,509, respectively. During the three months ended January 31, 2010, there were no new stock options granted, exercised, or canceled. The Company issues new shares of common stock upon exercise of stock options.

As of January 31, 2010, the total unrecognized compensation cost related to non-vested options was $8,398, and the weighted average period over which it will be recognized is 0.62 years.

In January 2010, the Company issued 5,352,333 shares of stock to members of the board of directors and third parties for services rendered. The Company estimated the fair value of the stock issued to be $133,800, and this amount is recorded as general and administrative expense.

NOTE 5 – CAPITAL LEASES, CONVERTIBLE DEBENTURES AND NOTES PAYABLE, INCLUDING RELATED PARTY NOTES

The Company has various debt and capital lease obligations as of January 31, 2010 including amounts due to independent institutions and related parties. Descriptions of these obligations are included below. The following tables summarize outstanding debt and capital leases as of January 31, 2010:

Information as of January 31, 2010

Brief Description of Debt	Balance	Int. Rate	Maturity Date	Discount	Net
Notes payable, current
Vehicles	$14,299	7%	Varies	$—	$14,299
Valens Offshore (Valens II)	1,800,000	10%	3/31/2011	(82,108)	1,717,892
Valens U.S. SPV 1	1,500,000	10%	3/31/2011	(78,567)	1,421,433
Laurus Master Fund (Deferred)	2,290,451	10%	3/31/2011	—	2,290,451
Valens U.S. SPV 1 (Deferred)	292,709	10%	3/31/2011	—	292,709

Convertible notes, current
Global Telecom Solutions	98,000	10%	7/01/2012	—	98,000
Other Debenture	42,500	10%	2/28/2008	—	42,500
GCA-Debenture	630,333	6%	6/30/2011	—	630,333
GCA-Debenture	570,944	6%	6/30/2011	—	570,944
GC-Conote	180,000	—	6/30/2011	—	180,000

Capital lease obligations, current portion	199,132	8-10%	Varies	—	199,132

Notes payable, less current portion
Vehicles	24,443	7%	Varies	—	24,443

Convertible notes, less current portion
Notes Payable to Related Parties	3,240,000	8%	6/30/2011	—	3,240,000
Global Telecom Solutions	166,500	10%	7/01/2012	—	166,500

Capital lease obligations, less current portion	1,623,725	8-10%	Varies	—	1,623,725

Due to One Ring Shareholders	558,047	8%	6/30/2011	—	558,047

Revolving Line of Credit	1,670,810	10%	3/31/2011	—	1,670,810

Total	$14,901,893			$(160,675)	$14,741,218

Debt and capital lease obligations as of January 31, 2010 are due as follows:

Within 1 year	2-3 years	4-5 years	Thereafter	Total
$9,128,503	$4,501,323	$904,518	$206,874	$14,741,218

At October 31, 2009 and January 31, 2010, the Company was not in compliance with certain covenants associated with their security agreement with L.V. Administrative Services (“L.V.”) and certain lenders (“Lenders”) including Valens U.S. SPV I (“Valens”), and Valens Offshore SPV II Corp. (“Valens II”). As of January 31, 2010 the Lenders have not notified the Company of an event of default. However, the non-compliance represents an event that gives the Lenders the right to notify the Company of default. Therefore, at October 31, 2009 and January 31, 2010, the entire amount owed to the lenders, of approximately $5,653,413 and $5,722,485, respectively, was callable and has been classified as a current liability. The covenant violations with these Lenders triggered cross defaults in certain convertible notes. As of January 31, 2010 the convertible note holders have not notified the Company of an event of default. However, the non-compliance represents an event that gives the convertible note holders the right to notify the Company of default. Therefore, at January 31, 2010 and October 31, 2009, the entire amount owed to these convertible note holders, of approximately $1,981,277 and $1,381,277, respectively, was callable and has been classified as a current liability. The Company is currently negotiating these matters with all of the lenders.

Capital Lease Obligations

We have entered into various capital lease arrangements and indefeasible right of use agreements. The effective interest rates on these agreements range from 8-10%.

In January 2010, approximately $679,000 of the capital lease obligations, expiring through 2011 were renegotiated into a single lease obligation with monthly payments ranging from approximately $11,500 to $41,095 due through 2015. The balances of the asset and obligation were adjusted by approximately $511,000 which was the amount equal to the difference between the present value of the future minimum lease payments under the new agreement and the carrying value of the prior obligation.

Settlement of Debt

In February 2010, the Company transferred all of the outstanding stock of its wholly-owned subsidiaries to a third party (“New One Ring”), as further described in Note 8.

In connection with those transfers the Company entered into agreements with substantially all of the convertible debt holders, whereby debt, accrued interest and other related liabilities were settled in exchange for equity. The Company also settled certain trade payables and accrued expenses in exchange for equity. At the end of January 2010, convertible debt of $871,383, due to One Ring sellers of $37,743 and accrued interest, other payables and accrued expenses of $117,187 were settled in exchange for 7,587,640 shares of common stock of the Company, an equity interest of New One Ring, and $264,500 of convertible debt. The convertible debt is due in 30 monthly payments of $10,000, interest was imputed at 10%, and the debt is convertible into equity of a third party that will be a successor to certain international operations of the Company.

The Company accounted for these settlements as a troubled debt restructuring. The fair value of the equity and debt given was estimated to be $416,253, based substantially on the market price of the Company’s common stock at the date of the settlement and an estimate of the fair value of the new convertible debt. The fair value of the New One Ring equity was estimated to be insignificant at that date. The difference between the fair value of the equity given and the carrying amount of the debt of $610,060 was recorded as an extraordinary gain.

In February 2010, additional convertible debt of $4,663,777, due to One Ring sellers of $12,158 and accrued interest, other payables and accrued expenses of $556,234 were settled in exchange for 35,510,161 shares of common stock of the Company and an interest in the equity of New One Ring.

NOTE 6 – BUSINESS AND CREDIT CONCENTRATIONS

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

The Company did not provide services to any customers outside the United States that accounted for more than 10% of overall revenues during the first quarter of fiscal 2010.

At January 31, 2010, no customer accounted for more than 10% of the Company’s trade accounts receivable.

During the first quarter of fiscal 2010, two of the Company’s suppliers accounted for approximately 26% and 12%, respectively, of the Company’s total costs of revenues.

Due to the highly competitive nature of the telecommunications business, the Company believes that the loss of any carrier would not have a long-term material impact on its business.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings

The Company, from time to time, may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Coastline Capital On May 5, 2008, the Company filed a lawsuit against Coastline Capital for Declaratory Relief related to the Valens and Laurus debenture transactions. The Company’s suit for declaratory relief seeks a judgment from the Court that Coastline Capital has not earned a broker’s fee in the Valens/Laurus transaction in that Coastline Capital did not represent the Company in the transaction that closed and, pursuant to the terms of the brokerage contract Coastline Capital was not entitled to a broker’s fee. On June 23, 2008, Coastline Capital filed an answer and cross-complaint against the Company contending that Coastline Capital earned a broker’s fee at the time the Valens/Laurus debenture transaction closed. The Company has filed an answer denying the allegations of the cross complaint and asserting affirmative defenses. The parties have agreed to binding arbitration to resolve this dispute. The initial proceeding the in arbitration is currently scheduled for the end of March 2010. The Company will pursue this arbitration and vigorously defend the cross Complaint as the Company is confident that its claims are supported by the facts and written documents relevant to this litigation.

Ian Caplan On June 23, 2009, Ian Caplan and Click Connect LLC filed a lawsuit in the Los Angeles Superior Court against the Company claiming the plaintiffs were not paid commissions for revenues generated by one of the Company’s subsidiaries. On September 2, 2009, the Company filed an answer denying the allegations of the complaint and asserting affirmative defenses. The plaintiffs have never executed a contract with the Company and the Company has not located any documents pursuant to which it assumed any obligations to pay commissions to the plaintiffs. The litigation is in the discovery phase. It is expected that the Company will be successful in the litigation based on the lack of privity of contract between the plaintiffs and the Company and the lack of any course of dealing between the Company and the plaintiffs.

Qwest During the quarter ended July 31, 2009, Qwest, a former vendor, alleged that a subsidiary of the Company was notified of a significant price increase in relation to a telecommunication contract between the vendor and the subsidiary. The Company responded that it was not properly notified of any changes, which notice was required under the contract. Additionally, the Company requested proof of notification from the vendor, which has not yet been provided. The vendor requested arbitration pursuant to the contract, and claimed that the Company owed approximately $1.78 million for services provided. The Company’s argued that under the contracted pricing structure the Company owed $0.8 million. This amount is accrued in the financial statements. On December 21, 2009 the arbitrator awarded approximately $1.78 million in favor of the vendor and against the subsidiary. Management has evaluated this matter and believes that the current potential range of loss could be reasonably estimated as $800,000 to $1,780,000. Management believes that upon final resolution the amount will likely be less than $1,780,000, based upon, among other factors, that the subsidiary was not afforded due process in the arbitration proceedings and that the arbitrator did not take into consideration the excess billings of Qwest that were not due and payable by the subsidiary. At this time, the precise and final outcome of this matter cannot be predicted, and management’s evaluation indicates that amounts at the high end of the range are not likely. Therefore, $800,000 has been accrued for this matter.

Liotta Litigation On November 24, 2009, Matthew Liotta filed a first amended complaint in Fulton County Georgia against the Company and one of its former subsidiaries alleging wrongful termination and damages for unpaid compensation pursuant to a written employment contract. On January 12, 2010, the Company and its subsidiary filed its answer denying the allegations of the complaint and asserting affirmative defenses including that neither the Company nor its subsidiary had ever executed an employment contract with Matthew Liotta. Upon Mr. Liotta’s termination “for cause” he was paid all of his salary and benefits, accordingly, the Company believes that Mr. Liotta has initiated this lawsuit, along with the litigation discussed below, based upon his dismissal for cause as an employee of Telenational, a subsidiary of the Company.

Former One Ring Networks Shareholders litigation Five of the 11 former shareholders (which include Matthew Liotta, and his father, Dennis Liotta) of One Ring, a former subsidiary of the Company, filed a lawsuit, in The District Court of Nebraska, against the Company claiming that the “True Up” portion of the purchase price due to them under that certain Stock Purchase Agreement between One Ring and the Company dated March 28, 2008 was incorrectly calculated and unpaid. On January 27, 2010, the Company filed an answer denying the allegations of the complaint and asserted affirmative defenses based upon our documentation that the “True Up” calculations were accurately prepared and all amounts were properly paid to each of the former One Ring shareholders. On January 20, 2010, the Court denied an application for a preliminary injunction brought by the plaintiffs requesting that the Company not transfer or spin off One Ring pending the resolution of this litigation. The order denying the preliminary injunction was based upon the opposition filed by the Company to the application for the preliminary injunction. Based upon the Court’s Order and the supporting documents, the Company is confident that this claim will be resolved in its favor.

In connection with the initial closing under the Share Exchange Agreement (see Note 8 – Subsequent Events), our former subsidiary Telenational agreed to indemnify and hold us harmless from all liabilities of Telenational and One Ring including any claims, losses or damages arising from or relating to the legal proceedings described above.

NOTE 8 – SUBSEQUENT EVENTS

Initial Closing Under Share Exchange Agreement

On February 24, 2010, the Company consummated the initial closing under a Share Exchange Agreement, dated October 13, 2009, as amended by an Amendment to Share Exchange Agreement, dated January 21, 2010 (collectively, the “Share Exchange Agreement”), by and among the Company, Blackbird Corporation (“Blackbird”), certain of our principal shareholders, certain principal shareholders of Blackbird, and Mr. Prepaid, formerly a wholly-owned subsidiary of Blackbird.

Pursuant to the Share Exchange Agreement, the Company acquired from Blackbird all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of the Company’s newly-created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). As a result, Mr. Prepaid has become a wholly-owned subsidiary of the Company. Mr. Prepaid is in the business of providing prepaid telecommunication and transaction based point of sale activation solutions through approximately 1,000 independent retailers in the Eastern United States. Mr. Prepaid’s product offering includes prepaid wireless PINs for use with various mobile telephone providers.

The Series A Preferred Stock has certain rights and preferences including full voting rights. In addition, the shares of Series A Preferred Stock issued to Blackbird upon the initial closing are convertible into 520,000,000 shares of common stock of the Company. As a result, on an as-converted basis, these 520,000,000 shares of common stock would constitute approximately 80% of the Company’s issued and outstanding shares of common stock as of February 24, 2010. The conversion of the Series A Preferred Stock issued to Blackbird is subject to the Company amending its certificate of incorporation to increase the amount of shares of common stock authorized to be issued by the Company to an amount sufficient to permit the conversion of all such shares of Series A Preferred Stock.

Immediately following the initial closing, the Company transferred all of the outstanding capital stock of its former wholly-owned subsidiaries, Telenational Communications, Inc. (“Telenational”) and One Ring Networks, Inc. (“One Ring”), to a third party. In connection with this transfer, the transferee also assumed the balance of the indebtedness due to the Lenders (see “Restructuring of Senior Secured Indebtedness,” below). The transfer of Telenational and One Ring is without recourse or liability to the Company.

As previously disclosed, on the terms and subject to the conditions set forth in the Share Exchange Agreement, at a subsequent closing, subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities, Blackbird will also deliver to the Company all of the issued and outstanding shares of capital stock of all other Blackbird subsidiaries. These subsidiaries include Yak America, a long distance reseller offering high value dial around (10-10) and pre-subscribed long distance services (1+) across the United States utilizing its network and telecommunications switch based in Miami, Florida. At such subsequent closing, certain assets necessary to conduct the core business of Telenational will be transferred to a wholly-owned subsidiary of the Company in exchange for the assumption by such transferee of $1.85 million of indebtedness owed to certain creditors. Such indebtedness will be secured by the Telenational assets.

In connection with the Share Exchange Agreement, Blackbird and the Company entered into a management agreement on October 13, 2009 pursuant to which representatives designated by Blackbird managed certain Telenational assets during the period between the execution of the Share Exchange Agreement and the closing. Such Blackbird representatives are entitled to receive a management fee of $40,000 per month for such management services after Telenational’s accounts payable have been satisfied.

Management has completed an initial evaluation of the Share Exchange Agreement and related agreements and has determined the following:

1.	At this time it cannot be predicted if the conditions and events necessary to complete the subsequent closing can be satisfactorily met. Therefore, there is no assurance that the certain Telenational assets, or other Blackbird subsidiaries, will ever be transferred to the Company.

2.	The transfer of the outstanding capital stock of the former subsidiaries) will be presented as discontinued operations. As the criteria for classification as discontinued operations was not met until February 24, 2010, the assets, liabilities and operating results of these subsidiaries are included in the Company’s consolidated operating results as of and for the three months ended January 31, 2010. These former subsidiaries represent substantially all of the assets, liabilities and operations of the Company.

3.	For accounting purposes, the initial closing of the Share Exchange Agreement will be accounted for as a reverse acquisition.

Restructuring of Senior Secured Indebtedness

At October 31, 2009 and January 31, 2010, the Company was not in compliance with certain covenants associated with their security agreement with L.V. Administrative Services (“L.V.”) and certain lenders (“Lenders”) including Valens U.S. SPV I (“Valens”), and Valens Offshore SPV II Corp. (“Valens II”). As of January 31, 2010 the lenders have not notified the Company of an event of default. However, the non-compliance represents an event that gives the lenders the right to notify the Company of default. Therefore, at October 31, 2009 and January 31, 2010, the entire amount owed to the lenders, of approximately $5,653,413 and $5,722,485, respectively, was callable and has been classified as a current liability. The covenant violations with these lenders triggered cross defaults in certain convertible notes. As of January 31, 2010 the convertible note holders have not notified the Company of an event of default. However, the non-compliance represents an event that gives the convertible note holders the right to notify the Company of default. Therefore, at January 31, 2010 and October 31, 2009, the entire amount owed to these convertible note holders, of approximately $1,981,277 and $1,381,277, respectively, was callable and has been classified as a current liability. The Company is currently negotiating these matters with all of the lenders.

In connection with the initial closing under the Share Exchange Agreement, the Company entered into certain loan modification documents with the Lenders.

Pursuant to the loan modification documents, the Company’s outstanding indebtedness to the Lenders was restructured and reduced to an aggregate amount of $1,250,000. Pursuant to a Secured Term Note, such indebtedness will accrue interest at the rate of 8.00% per year with monthly payments of interest commencing on March 1, 2010. The principal amount of the Secured Term Note is due on February 28, 2013. In addition, Mr. Prepaid, the Company’s newly acquired subsidiary, executed a guaranty of our obligations under the Secured Term Note. Finally, the Company and Mr. Prepaid executed a Master Security Agreement in favor of the Lenders pursuant to which the Company’s obligations under the Secured Term Note and Mr. Prepaid’s obligations under the Guaranty are secured by a security interest in all of the Company’s assets and all of the assets of Mr. Prepaid. In addition, as part of the initial closing under the Share Exchange Agreement, the convertible notes described above were fully converted into shares of the Company’s common stock.

Changes in Management Team

In connection with the initial closing under the Share Exchange Agreement, effective February 24, 2010, John A. Jenkins, Lawrence Vierra and David Hess resigned as members of the Company’s board of directors. Additionally, Mr. Jenkins resigned as the Company’s Chief Executive Officer and Chief Financial Officer and Michael Prachar resigned as the Company’s Chief Operating Officer.

Also pursuant to the Share Exchange Agreement, Charles Zwebner, David Stier and Valerie Ferraro were appointed to serve as members of the Company’s board of directors until the next annual meeting of stockholders or until such time as their respective successors are duly elected and qualified. The newly constituted board of directors then appointed Mr. Zwebner as the Company’s Chief Executive Officer and President, Mr. Stier as the Company’s Chief Financial Officer, Vice President, Secretary and Treasurer, and Ms. Ferraro as the Company’s Vice President.

Additional Financing

In addition, on February 24, 2010, the Company executed a Convertible Promissory Note in the principal amount of $500,000 in favor of a third party lender (the “Convertible Note”). The principal amount under the Convertible Note will begin to accrue interest on February 28, 2011 at the rate of 3.00% per year with quarterly payments of interest commencing on June 1, 2011. The principal amount of the Convertible Note is due on December 31, 2011. Prior to maturity, the Convertible Note may be converted, at any time at the option of the holder, into shares of the Company’s common stock based on an initial conversion rate of $0.027 per share. The proceeds of the Convertible Note will be used to finance the Company’s needs for working capital.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “Rapid Link,” and the “Company” refer to Rapid Link, Incorporated, a Delaware corporation, and its subsidiaries.

This Quarterly Report on Form 10-Q contains “forward-looking statements”, which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “expects,” “will,” “anticipates,” “estimates,” “believes,” “plans” and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans, and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors, (b) the price-sensitive nature of consumer demand, (c) the relative lack of customer loyalty to any particular provider of telecommunications services, (d) our dependence upon favorable pricing from our suppliers to compete in the diversified communication services industry, (e) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (f) failure to attract or retain key employees, (g) our ability to successfully integrate the operations of acquired companies; (h) continuing changes in governmental regulations affecting the telecommunications industry and (i) changing consumer demand, technological developments and industry standards that characterize the industry. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors that affect our business throughout this Report. For a discussion of these factors and others, please see “Risk Factors” below in this section of this report. Readers are cautioned not to place undue reliance on the forward-looking statements made in this report or in any document or statement referring to this report. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language, and we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

General

Rapid Link, Incorporated, a Delaware corporation, is a telecommunications services company which, through its wholly-owned subsidiary, provides prepaid telecommunication and transaction based point of sale activation solutions through approximately 1,000 independent retailers in the Eastern United States. The Company also provides long distance services and plans to expand its product offering to include mobile and wireless services.

Recent Developments

Initial Closing Under Share Exchange Agreement

On February 24, 2010, the Company consummated the initial closing under a Share Exchange Agreement, dated October 13, 2009, as amended by an Amendment to Share Exchange Agreement, dated January 21, 2010 (collectively, the “Share Exchange Agreement”), by and among the Company, Blackbird Corporation (“Blackbird”), certain of our principal shareholders, certain principal shareholders of Blackbird, and Mr. Prepaid, formerly a wholly-owned subsidiary of Blackbird.

Pursuant to the Share Exchange Agreement, the Company acquired from Blackbird all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of the Company’s newly-created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). As a result, Mr. Prepaid has become a wholly-owned subsidiary of the Company. Mr. Prepaid is in the business of providing prepaid telecommunication and transaction based point of sale activation solutions through approximately 1,000 independent retailers in the Eastern United States. Mr. Prepaid’s product offering includes prepaid wireless PINs for use with various mobile telephone providers.

The Series A Preferred Stock has certain rights and preferences including full voting rights. In addition, the shares of Series A Preferred Stock issued to Blackbird upon the initial closing are convertible into 520,000,000 shares of common stock of the Company. As a result, on an as-converted basis, these 520,000,000 shares of common stock would constitute approximately 80% of the Company’s then-issued and outstanding shares of common stock. The conversion of the Series A Preferred Stock issued to Blackbird is subject to the Company amending its certificate of incorporation to increase the amount of shares of common stock authorized to be issued by the Company to an amount sufficient to permit the conversion of all such shares of Series A Preferred Stock.

Immediately following the initial closing, the Company transferred all of the outstanding capital stock of its former wholly-owned subsidiaries, Telenational Communications, Inc. (“Telenational”) and One Ring Networks, Inc. (“One Ring”), to a third party. In connection with this transfer, the transferee also assumed the balance of the indebtedness due to the Lenders (see “Restructuring of Senior Secured Indebtedness,” below). The transfer of Telenational and One Ring is without recourse or liability to the Company.

As previously disclosed, on the terms and subject to the conditions set forth in the Share Exchange Agreement, at a subsequent closing, subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities, Blackbird will also deliver to the Company all of the issued and outstanding shares of capital stock of all other Blackbird subsidiaries. These subsidiaries include Yak America, a long distance reseller offering high value dial around (10-10) and pre-subscribed long distance services (1+) across the United States utilizing its network and telecommunications switch based in Miami, Florida. At such subsequent closing, certain assets necessary to conduct the core business of Telenational will be transferred to a wholly-owned subsidiary of the Company in exchange for the assumption by such transferee of $1.85 million of indebtedness owed to certain creditors. Such indebtedness will be secured by the Telenational assets.

In connection with the Share Exchange Agreement, Blackbird and the Company entered into a management agreement on October 13, 2009 pursuant to which representatives designated by Blackbird managed certain Telenational assets during the period between the execution of the Share Exchange Agreement and the closing. Such Blackbird representatives are entitled to receive a management fee of $40,000 per month for such management services after Telenational’s accounts payable have been satisfied.

Management has completed an initial evaluation of the Share Exchange Agreement and related agreements and has determined the following:

1.	At this time it cannot be predicted if the conditions and events necessary to complete the subsequent closing can be satisfactorily met. Therefore, there is no assurance that the certain Telenational assets, or other Blackbird subsidiaries, will ever be transferred to the Company.

2.	The transfer of the outstanding capital stock of the former subsidiaries) will be presented as discontinued operations. As the criteria for classification as discontinued operations was not met until February 24, 2010, the assets, liabilities and operating results of these subsidiaries are included in the Company’s consolidated operating results as of and for the three months ended January 31, 2010. These former subsidiaries represent substantially all of the assets, liabilities and operations of the Company.

3.	For accounting purposes, the initial closing of the Share Exchange Agreement will be accounted for as a reverse acquisition.

Restructuring of Senior Secured Indebtedness

At October 31, 2009 and January 31, 2010, we were not in compliance with certain covenants associated with our security agreement with L.V. Administrative Services (“L.V.”) and certain lenders (“Lenders”) including Valens U.S. SPV I (“Valens”), and Valens Offshore SPV II Corp. (“Valens II”). As of January 31, 2010 the Lenders have not notified us of an event of default. However, the non-compliance represents an event that gives the Lenders the right to notify us of default. Therefore, at October 31, 2009 and January 31, 2010, the entire amount owed to the Lenders, of approximately $5,653,413 and $5,722,485, respectively, was callable and has been classified as a current liability. The covenant violations with these Lenders triggered cross defaults in certain convertible notes. As of January 31, 2010 the convertible note holders have not notified us of an event of default. However, the non-compliance represents an event that gives the convertible note holders the right to notify us of default. Therefore, at January 31, 2010 and October 31, 2009, the entire amount owed to these convertible note holders, of approximately $1,981,277 and $1,381,277, respectively, was callable and has been classified as a current liability. At January 31, 2010, we were negotiating these matters with all of the lenders.

In connection with the initial closing under the Share Exchange Agreement, we entered into certain loan modification documents with the Lenders. Pursuant to the loan modification documents, our outstanding indebtedness to the Lenders was restructured and reduced to an aggregate amount of $1,250,000. Pursuant to a Secured Term Note, such indebtedness will accrue interest at the rate of 8.00% per year with monthly payments of interest commencing on March 1, 2010. The principal amount of the Secured Term Note is due on February 28, 2013. In addition, Mr. Prepaid, our newly acquired subsidiary, executed a guaranty of our obligations under the Secured Term Note. Finally, the Company and Mr. Prepaid executed a Master Security Agreement in favor of the Lenders pursuant to which our obligations under the Secured Term Note and Mr. Prepaid’s obligations under the Guaranty are secured by a security interest in all of our assets and all of the assets of Mr. Prepaid. In addition, as part of the initial closing under the Share Exchange Agreement, the convertible notes described above were fully converted into shares of our common stock.

Changes in Management Team

In connection with the initial closing under the Share Exchange Agreement, effective February 24, 2010, John A. Jenkins, Lawrence Vierra and David Hess resigned as members of our board of directors. Additionally, Mr. Jenkins resigned as our Chief Executive Officer and Chief Financial Officer and Michael Prachar resigned as our Chief Operating Officer.

Also pursuant to the Share Exchange Agreement, Charles Zwebner, David Stier and Valerie Ferraro were appointed to serve as members of our board of directors until the next annual meeting of our stockholders or until such time as their respective successors are duly elected and qualified. The newly constituted board of directors then appointed Mr. Zwebner as our Chief Executive Officer and President, Mr. Stier as our Chief Financial Officer, Vice President, Secretary and Treasurer, and Ms. Ferraro as our Vice President.

Additional Financing

In addition, on February 24, 2010, we executed a Convertible Promissory Note in the principal amount of $500,000 in favor of a third party lender (the “Convertible Note”). The principal amount under the Convertible Note will begin to accrue interest on February 28, 2011 at the rate of 3.00% per year with quarterly payments of interest commencing on June 1, 2011. The principal amount of the Convertible Note is due on December 31, 2011. Prior to maturity, the Convertible Note may be converted, at any time at the option of the holder, into shares of our common stock based on an initial conversion rate of $0.027 per share. The proceeds of the Convertible Note will be used to finance our needs for working capital.

In February 2010, the Company transferred all of the outstanding stock of its wholly-owned subsidiaries to a third party (“New One Ring”), as further described in Note 8.

In connection with those transfers the Company entered into agreements with substantially all of the convertible debt holders, whereby debt, accrued interest and other related liabilities were settled in exchange for equity. The Company also settled certain trade payables and accrued expenses in exchange for equity. At the end of January 2010, convertible debt of $600, 000, Due to One Ring sellers of $37,743 and accrued interest, other payables and accrued expenses of $86,264 were settled in exchange for 7,587,640 shares of common stock of the Company and an interest in the equity of New One Ring.

The Company accounted for these settlements as a troubled debt restructuring. The fair value of the equity given was estimated to be $151,753, based substantially on the market price of the Company’s common stock at the date of the settlement. The fair value of the New One Ring equity was estimated to be insignificant at that date. The difference between the fair value of the equity given and the carrying amount of the debt of $572,254 was recorded as an extraordinary gain.

In February 2010, additional convertible debt of $4,663,777, Due to One Ring sellers of $12,158 and accrued interest, other payables and accrued expenses of $556,234 were settled in exchange for 35,510,161 shares of common stock of the Company and an interest in the equity of New One Ring.

Special Note Regarding Disclosures Contained in this Quarterly Report

The initial closing of the Share Exchange Agreement described in this Quarterly Report was consummated subsequent to the end of our fiscal quarter which is the subject of this Quarterly Report. Accordingly, the financial information and related disclosures presented in this Quarterly Report relate primarily to the historical operations of our former subsidiaries, Telenational and One Ring. The financial information included in this Quarterly Report does not include the results of operations of Mr. Prepaid, our recently acquired subsidiary. Financial information for Mr. Prepaid will be provided as an amendment to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2010. Future disclosures regarding our financial information will include the results of operations of Mr. Prepaid. As a result, a material portion of the disclosures included in this Quarterly Report are historical in nature and relate to businesses which have been disposed. Such disclosures may not apply to, or be indicative of, our future results of operations and financial condition.

Business Strategy

With the acquisition of Mr. Prepaid, our business has been altered dramatically. As a result the following is our current business strategy:

Our core objective going forward will be to expand the market for our products by significantly increasing the number of retailers which offer Mr. Prepaid’s products. In this respect, we have established and expect to continue to grow a network of sales agents targeting new retail outlets for our products. In addition, Mr. Prepaid has commenced marketing the sale of pre-paid cellular telephones through this network of sales agents. The pre-paid cellular telephones are purchased by Mr. Prepaid from Spot Talk, an affiliate of Blackbird our principal shareholder.

We plan to achieve our goal by pursuing both acquisition and organic expansion opportunities in selected markets to gain access to products and services that enhance our offerings, add talent, gain customer recognition in key markets, and improve operational efficiency.

Products and Services

Prepaid Services

We offer prepaid telecommunication and transaction based point of sale activation solutions through approximately 1,000 independent retailers in the Eastern United States.

Mobile and Wireless Services

We currently market prepaid cellular telephones and plan to expand our product offering to include additional mobile and wireless services.

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

The critical accounting policies discussed below relate primarily to the historical results of operations of our former subsidiaries Telenational and One Ring.

Revenue Recognition

Alternative access revenues

Revenues generated through the sale of voice and data services via fixed wireless and fiber optic transport are based on set capacity limits, and generally carry recurring monthly charges for up to three year contracted terms. The Company records payments received in advance as deferred revenue until such services are provided.

Long distance revenue

Revenues generated by domestic residential and enterprise long distance service, domestic and international wholesale termination, and international re-origination, which represent the primary sources of our revenues, are recognized as revenue based on minutes of customer usage. Revenue from these services is recognized monthly as services are provided. We record payments received in advance as deferred revenue until such services are provided.

Allowance for Uncollectable Accounts Receivable

Our receivables are due from commercial enterprises and residential users in both domestic and international markets. Trade accounts receivable are stated at the amount we expect to collect. We regularly monitor credit risk exposures in our accounts receivable and maintain a general allowance for doubtful accounts based on historical experience. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize our risk. Based on management’s assessment, we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

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

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

We finalized our goodwill and customer list impairment analysis during the fourth quarter of fiscal 2009, and determined that, primarily due to significant and continuing operating and cash flow losses, all of the goodwill and customer lists were impaired. This resulted in an impairment charge of $5.4 million in the fourth quarter, and a total impairment charge of $6.4 million for the year ended October 31, 2009.

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

In December 2007, the FASB issued guidance under ASC 805 (formerly SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141R”)). ASC 805 will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, IPR&D and restructuring costs. In addition, under ASC 805, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. ASC 805 is effective for fiscal years beginning after December 15, 2008 and, as such, we adopted this standard in fiscal 2010. The provisions of ASC 805 will impact the Company if it is a party to a business combination after the pronouncement is adopted.

In December 2007, the FASB issued guidance under ASC 810 (formerly SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”)) which becomes effective for fiscal periods beginning after December 15, 2008 (November 1, 2009 for the Company). This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The adoption of this statement did not have a material impact on the Company’s financial statements.

In April 2008, the FASB issued guidance under ASC 350 (formerly FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets.) This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. This guidance removes the requirement for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. This guidance also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years (November 1, 2009 for the Company.) Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued guidance under ASC 815 (formerly EITF Issue No. 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.) This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008 (November 1, 2009 for the Company), and interim periods within those fiscal years. Early application is not permitted. A contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This guidance provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception. The adoption of this standard did not have a material impact to the Company’s financial statements.

In October 2009, the FASB issued a new accounting standard under ASU 2009-13 which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard under ASU 2009-14 which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of fiscal year 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

Results of Operations

The following table set forth certain financial data and the percentage of our total revenues for the periods indicated:

	Three Months Ended January 31,
	2010		2009
	Amount	% of Rev.	Amount	% of Rev.
Revenues	$2,439,977		$4,856,630
Costs and expenses:
Costs of revenues	1,363,963	55.9%	3,292,884	67.8%
Sales and marketing	86,278	3.5%	143,667	3.0%
General and administrative	1,584,682	65.0%	1,399,402	28.8%
Depreciation and amortization	305,697	12.5%	457,009	9.4%
Gain on disposal of property and equipment	—	0.0%	(2,072)	(0.0)%

	3,340,620	136.9%	5,290,890	108.9%

Operating loss	(900,643)	(37.0)%	(434,260)	(8.9)%

Other income (expense):
Non-cash financing expense	(151,440)	(6.2)%	(158,325)	(3.3)%
Interest expense	(249,250)	(10.2)%	(232,438)	(4.8)%
Related party interest expense	(68,365)	(2.8)%	(65,988)	(1.4)%
Foreign currency exchange gain (loss)	1,860	0.1%	(1,154)	(0.0)%
Gain on legal settlement	—	0.0%	231,658	4.8%

	(467,195)	(19.1)%	(226,247)	(4.7)%

Loss (before extraordinary item)	$(1,367,838)	(56.1)%	$(660,507)	(13.6)%

Operating Revenues

Revenues for the first quarter of fiscal 2010 decreased $2.4 million, or 50%, as compared to the same period of fiscal year 2009. This decrease is primarily attributable to a reduction in revenues from a single large wholesale customer which resulted from our management’s determination, at the end of fiscal year 2009, to not continue to pursue the low-margin wholesale business as well as a decrease in retail and call center revenues.

Costs of Revenues

Costs of revenues for the first quarter of fiscal 2010 decreased $1.9 million, or 59%, as compared to the same period of fiscal year 2008. The decrease in costs of revenues is primarily due to our decision to substantially reduce our wholesale product offering and to the proportional decrease in other revenues.

Sales and Marketing Expenses

A significant component of our revenue is generated by outside agents, a small in-house sales force, and marketing through web portals and magazine advertising, which is managed by an in-house sales and marketing organization.

Sales and marketing costs for the first quarter of fiscal 2010 decreased $57 thousand, or 40%, as compared to the same period of fiscal 2009. This decrease is primarily attributable to higher marketing costs and agent commissions incurred during the first three months of fiscal 2009 as compared to the same period in fiscal 2010. In fiscal 2010, the revenue base used to calculate agent commissions decreased, which yielded lower agent commissions.

General and Administrative Expenses

General and administrative expenses increased $185 thousand, or 13%, for the first quarter of fiscal 2010 as compared to the same period of fiscal year 2009. This increase is primarily attributable to a $165 thousand increase in the provision for bad debts, offset by decreases in other general and administrative expenses including the reduction of certain costs relating to the wholesale business including reduction in personnel and fixed overhead expenses.

We review our general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business; however, it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of our general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $151 thousand, or 33%, during the first quarter of fiscal 2010 as compared to the same period of fiscal 2009. This decrease is due to $210,000 of customer list amortization in fiscal 2009, and no comparable expense during fiscal 2010.

Noncash Financing Expense, Related Party Non-Cash Financing Expense, Interest Expense and Related Party Interest Expense

Noncash interest expense, related party non-cash interest expense, interest expense, and related party interest expense increased $12 thousand, or 3% during the first quarter of fiscal 2010 as compared to the same quarter in fiscal 2009. The increase was primarily due to our increased use of our revolving line of credit.

Liquidity and Sources of Capital

Modification of our Existing Senior Secured Financing Arrangements

At October 31, 2009 and January 31, 2010, we were not in compliance with certain covenants associated with our security agreement with L.V. Administrative Services (“L.V.”) and certain lenders (“Lenders”) including Valens U.S. SPV I (“Valens”), and Valens Offshore SPV II Corp. (“Valens II”). As of January 31, 2010 the Lenders have not notified us of an event of default. However, the non-compliance represents an event that gives the Lenders the right to notify us of default. Therefore, at October 31, 2009 and January 31, 2010, the entire amount owed to the Lenders, of approximately $5,653,413 and $5,722,485, respectively, was callable and has been classified as a current liability. The covenant violations with these Lenders triggered cross defaults in certain convertible notes. As of January 31, 2010 the convertible note holders have not notified us of an event of default. However, the non-compliance represents an event that gives the convertible note holders the right to notify us of default. Therefore, at January 31, 2010 and October 31, 2009, the entire amount owed to these convertible note holders, of approximately $1,981,277 and $1,381,277, respectively, was callable and has been classified as a current liability. At January 31, 2010, we were negotiating these matters with all of the lenders.

In connection with the initial closing under the Share Exchange Agreement, as described in the “Recent Developments” section above, we entered into certain loan modification documents with the Lenders which have historically provided financing to us. Pursuant to the loan modification documents, our outstanding indebtedness to the Lenders was restructured and reduced to an aggregate amount of $1,250,000. Pursuant to a Secured Term Note, such indebtedness will accrue interest at the rate of 8.00% per year with monthly payments of interest commencing on March 1, 2010. The principal amount of the Secured Term Note is due on February 28, 2013. In addition, Mr. Prepaid, our newly acquired subsidiary, executed a guaranty of our obligations under the Secured Term Note. Finally, the Company and Mr. Prepaid executed a Master Security Agreement in favor of the Lenders pursuant to which our obligations under the Secured Term Note and Mr. Prepaid’s obligations under the Guaranty are secured by a security interest in all of our assets and all of the assets of Mr. Prepaid. In addition, as part of the initial closing under the Share Exchange Agreement, the convertible notes described above were fully converted into shares of our common stock.

In addition, on February 24, 2010, we executed a Convertible Promissory Note in the principal amount of $500,000 in favor of a third party lender (the “Convertible Note”). The principal amount under the Convertible Note will begin to accrue interest on February 28, 2011 at the rate of 3.00% per year with quarterly payments of interest commencing on June 1, 2011. The principal amount of the Convertible Note is due on December 31, 2011. Prior to maturity, the Convertible Note may be converted, at any time at the option of the holder, into shares of our common stock based on an initial conversion rate of $0.027 per share. The proceeds of the Convertible Note will be used to finance our needs for working capital.

Overall Cash Inflows and Outflows

Our operating activities used approximately $156 thousand of cash during the first three months of fiscal 2010, which primarily resulted from decreased operating revenues, and changes in our current assets and liabilities. Based on a negative operating cash flow during fiscal year 2009, and generally a history of negative operating cash flows, our fiscal 2009 audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

At January 31, 2010, we had cash and cash equivalents of $56 thousand, a decrease in cash and cash equivalents of $71 thousand from the balance at October 31, 2009. We had working capital deficits at January 31, 2010 and October 31, 2009 of approximately $13.0 million and $13.3 million, respectively. This increase is primarily attributable to the reclassification of certain long term debt, for which we were in default, as current liabilities.

Net cash used by operating activities during the first three months of fiscal 2010 was $156 thousand as compared to cash provided by operating activities of $242 thousand during the same period of fiscal 2009. During the first three months of fiscal 2010, to compute operating cash flows, our net loss of $0.8 million was negatively adjusted for a non-cash gain on extraordinary item of $610 thousand, positively adjusted for non-cash interest expense of $151 thousand, bad debt expense of $165 thousand, depreciation and amortization of $306 thousand, share-based compensation expense of $137 thousand, and changes in the net amount of operating assets and liabilities of $454 thousand. During the first three months of fiscal 2009, to compute operating cash flows, our net loss of $661 thousand was positively adjusted for non-cash interest expense of $158 thousand, depreciation and amortization of $457 thousand, share-based compensation expense and losses on sales or equipment, and changes in the net amount of operating assets and liabilities of $280 thousand.

Net cash used in investing activities during the first three months of fiscal 2010 was $60 thousand, which was due to purchases of property and equipment. Net cash used by investing activities during the first three months of fiscal 2009 was $22 thousand, which was due to purchases of property and equipment, offset by cash proceeds from the sale of property and equipment.

Net cash provided by financing activities during the three months of fiscal 2010 was $144 thousand, resulting from net advances from the revolving line of credit of $202 thousand, offset by payments on capital leases of $49 thousand and payments on notes of $9 thousand. Net cash provided by financing activities during the first three months of fiscal 2009 was $156 thousand, resulting from net advances from the revolving line of credit of $312 thousand and proceeds on the sale of common stock of $30 thousand, offset by capital lease payments of $153 thousand and payments on notes payable of $33 thousand.

We have an accumulated deficit of approximately $66.9 million as of January 31, 2010 as well as a significant working capital deficit. As described in “Recent Developments,” above, we have recently acquired Mr. Prepaid and disposed of certain of our historical operations. In addition, we have obtained financing of $500 thousand for our current working capital needs. If our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. At this time, we cannot provide any assurance that other sources of capital will be available in the future or that it will be available on terms acceptable to us.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, management concluded that these disclosure controls and procedures were ineffective as of the end of the period covered in this report.

Our management has performed certain analyses and other post-closing procedures to ensure that our unaudited interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, our management believes that the unaudited interim condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Coastline Capital On May 5, 2008, we filed a lawsuit against Coastline Capital for Declaratory Relief related to the Valens and Laurus debenture transactions. Our suit for Declaratory Relief seeks a Judgment from the Court that Coastline Capital has not earned a broker’s fee in the Valens/Laurus transaction in that Coastline Capital did not represent us in the transaction that closed and, pursuant to the terms of the brokerage contract Coastline Capital was not entitled to a broker’s fee. On June 23, 2008, Coastline Capital filed an answer and cross-complained against us contending that Coastline Capital earned a broker’s fee when the Valens/Laurus debenture transaction closed. We have filed an answer to the Cross Complaint which denied the allegations of the Cross Complaint and asserted affirmative defenses. The parties have agreed to binding arbitration to resolve this dispute. The initial proceeding the in arbitration is scheduled for the end of March 2010. We are pursuing this arbitration and vigorously defending the Cross Complaint as we are confident that our claims are supported by the facts and written documents relevant to this litigation.

Ian Caplan On June 23, 2009, Ian Caplan and Click Connect LLC filed a lawsuit in the Los Angeles Superior Court against us claiming the plaintiffs were not paid commissions for revenues generated by one of our former subsidiaries. On September 2, 2009, we filed an answer to the complaint which denied the allegations of the complaint and asserted affirmative defenses. The plaintiffs have never executed a contract with the Company and the Company has not located any documents pursuant to which it assumed any obligations to pay commissions to the plaintiffs. The litigation is in the discovery phase. It is expected that we will be successful in the litigation based on the lack of privity of contract between the Plaintiffs and the Company and the lack of any course of dealing between the Company and the Plaintiffs.

Qwest During the quarter ended July 31, 2009, Qwest, a former vendor, alleged that a subsidiary of the Company was notified of a significant price increase in relation to a telecommunication contract between the vendor and the subsidiary. The Company responded that it was not properly notified of any changes, which notice was required under the contract. Additionally, the Company requested proof of notification from the vendor, which has not yet been provided. The vendor requested arbitration pursuant to the contract, and claimed that the Company owed approximately $1.78 million for services provided. The Company argued that under the contracted pricing structure the Company owed $0.8 million. This amount is accrued in the financial statements. On December 21, 2009 the arbitrator awarded approximately $1.78 million in favor of the vendor and against the subsidiary. Our management has evaluated this matter and believes that the current potential range of loss could be reasonably estimated as $800,000 to $1,780,000. We believe that upon final resolution the amount will likely be less than $1,780,000, based upon, among other factors, that the subsidiary was not afforded due process in the arbitration proceedings and that the arbitrator did not take into consideration the excess billings of Qwest that were not due and payable by the subsidiary. At this time, the precise and final outcome of this matter cannot be predicted and management’s evaluation indicates that amounts at the high end of the range are not likely. Therefore, $800,000 has been accrued for this matter.

Liotta Litigation On November 24, 2009, Matthew Liotta filed a first amended complaint in Fulton County Georgia against us and one of our former subsidiaries alleging wrongful termination and damages for unpaid compensation pursuant to a written employment contract. On January 12, 2010, the Company and its former subsidiary filed an answer denying the allegations of the complaint and asserting affirmative defenses including that neither the Company nor its former subsidiary had ever executed an employment contract with Matthew Liotta. Upon Mr. Liotta’s termination “for cause” he was paid all of his salary and benefits, accordingly, we believe that Mr. Liotta has initiated this lawsuit, along with the litigation discussed below, based upon his dismissal for cause as an employee of Telenational, our former subsidiary. We intend to continue to vigorously defend this claim.

Former One Ring Networks Shareholders litigation Five of the 11 former shareholders (which include Matthew Liotta, and his father, Dennis Liotta) of One Ring, a former subsidiary of the Company, filed a lawsuit, in The District Court of Nebraska, against the Company claiming that the “True Up” portion of the purchase price due to them under that certain Stock Purchase Agreement between One Ring and the Company dated March 28, 2008 was incorrectly calculated and unpaid. On January 27, 2010, we filed an answer to the complaint denying the allegations of the complaint and asserted affirmative defenses based upon our documentation that the “True Up” calculations were accurately prepared and all amounts were properly paid to each of the former One Ring shareholders. On January 20, 2010, the Court denied the Application for a Preliminary Injunction brought by the Plaintiffs requesting that we not transfer or spin off One Ring pending the resolution of this litigation. The Order denying the Preliminary Injunction was based upon the opposition filed by the Company to the application for the Preliminary Injunction. Based upon the Court’s Order and the supporting documents, we are confident that this claim will be resolved in our favor.

In connection with the initial closing under the Share Exchange Agreement, our former subsidiary Telenational agreed to indemnify and hold us harmless from all liabilities of Telenational and One Ring including any claims, losses or damages arising from or relating to the legal proceedings described above.

Item 1A.	Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2009. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. You should carefully consider such risk factors in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition, including the potential effects of the current global unrest in the principal financial markets which could negatively affect current and future business prospects in our market segments. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of our stock, when and if a market develops for our stock, could decline.

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

RAPID LINK, INCORPORATED

Date: March 18, 2010	By:	/s/ Charles J. Zwebner
Charles J. Zwebner
Chief Executive Officer

Date: March 18, 2010	By:	/s/ David Stier
David Stier
Chief Financial Officer