Form 10-Q
period 2010-04-30
SPOT MOBILE INTERNATIONAL LTD.
filed 2010-06-16
CIK 913659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-22636

SPOT MOBILE INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware	75-2461665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300-71st Street, Suite 500

Miami Beach, FL 33141

(Address of principal executive offices, including zip code)

(305) 993-6700

(Registrant’s telephone number, including area code)

Rapid Link, Incorporated

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter time period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	(Do not check if a smaller reporting company)☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of June 15, 2010, the registrant had 690,000,000 shares of common stock, $0.001 par value per share, outstanding.

SPOT MOBILE INTERNATIONAL LTD. AND SUBSIDIARIES

INDEX TO FORM 10-Q

Page
PART I—FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

CONSOLIDATED BALANCE SHEETS AT APRIL 30, 2010 (UNAUDITED) AND OCTOBER 31, 2009	3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED) AND FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT FOR THE SIX MONTHS ENDED APRIL 30, 2010	5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 4 T. CONTROLS AND PROCEDURES	24

PART II—OTHER INFORMATION	25

ITEM 1. LEGAL PROCEEDINGS	25

ITEM 1A. RISK FACTORS	25

ITEM 5. OTHER INFORMATION	26

ITEM 6. EXHIBITS	26

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED BALANCE SHEETS

ASSETS

	April 30, 2010	October 31, 2009
	(Unaudited)
Current assets:
Cash	$44,181	$72,023
Accounts receivable, net	52,222	44,538
Inventory	84,995	123,639

Total current assets	181,398	240,200

Equipment, net	44,957	75,438
Customer lists, net	287,500	362,500
Intellectual property, net	191,667	241,667
Goodwill	600,000	600,000

	1,124,124	1,279,605

Total assets	$1,305,522	$1,519,805

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$621,947	$189,667
Due to related parties	516,580	848,004
Note payable	100,000	100,000

Total current liabilities	1,238,527	1,137,671

Convertible promissory note	500,000	-
Senior secured note payable	1,250,000	-
Secured note payable, related party	2,000,000	2,000,000

Total liabilities	4,988,527	3,137,671

Shareholders’ deficit:
Preferred stock	10	10
Common stock	130,000	-
Accumulated deficit	(3,813,015)	(1,617,876)

Total shareholders’ deficit	(3,683,005)	(1,617,866)

Total liabilities and shareholders’ deficit	$1,305,522	$1,519,805

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended April 30,			Six months ended April 30,
	2010	2009		2010	2009

Revenue	$4,437,176		$5,771,267	$9,104,616		$10,780,434
Cost of revenue	4,297,666		5,568,520	8,843,491		10,361,684

Gross profit	139,510		202,747	261,125		418,750

Operating expenses:
Selling, general and administrative expenses	216,214		190,590	355,237		403,509
Costs related to Rapid Link transaction	68,765		-	168,765		-
Amortization	76,593		75,843	153,439		150,787
Impairment charges	-		75,000	-		150,000
Loss on legal settlement	300,000		-	300,000

	661,572		341,433	977,441		704,296

Loss from operations	(522,062)		(138,686)	(716,316)		(285,546)

Other expense:
Loss on disposal of fixed assets	(5,490)		-	(5,490)		-
Interest expense	(48,333)		(30,000)	(78,333)		(60,000)

Net loss	$(575,885)		$(168,686)	$(800,139)		$(345,546)

Net loss per share - basic and diluted	$(0.01)	$	*	$(0.02)	$	*

Weighted average common shares outstanding	96,404,494		-	47,403,315		-

* Amount is less than ($0.01)per share

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock		Common stock		Accumulated deficit
	Shares	Amount	Shares	Amount		Total

Balance, November 1, 2009	10,000,000	$10	-	$-	$(1,617,876)	$(1,617,866)

Common shares deemed issued and liabilities assumed in reverse merger transaction			130,000,000	130,000	(1,455,000)	(1,325,000)

Accrued interest waived by shareholder					60,000	60,000

Net loss					(800,139)	(800,139)

Balance, April 30, 2010	10,000,000	$10	130,000,000	$130,000	$(3,813,015)	$(3,683,005)

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended April 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(800,139)	$(345,546)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization expense	153,439	150,787
Interest waived by shareholder	60,000	60,000
Loss on impairment of goodwill	-	150,000
Loss on disposal of fixed assets	5,490	-
Changes in operating assets and liabilities:
Accounts receivable	(7,684)	(15,341)
Inventory	38,644	37,511
Accounts payable and accrued liabilities	357,280	9,108

Net cash (used in) provided by operating activities	(192,970)	46,519

Cash flows from investing activities:
Purchases of equipment	(3,448)	(33,422)

Net cash provided by (used in) investing activities	(3,448)	(33,422)

Cash flows from financing activities:
Advances to related parties	(331,424)	(5,873)
Proceeds from convertible promissory note	500,000	-

Net cash provided by (used in) financing activities	168,576	(5,873)

Net (decrease) increase in cash	(27,842)	7,224

Cash - beginning of year	72,023	23,221

Cash - end of year	$44,181	$30,445

Supplemental disclosure of non-cash activities:
Liabilities assumed on reverse merger transaction	$1,325,000	$-

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

(UNAUDITED)

1.	Organization and nature of business:

Through its operating subsidiary, Mr. Prepaid Inc., a Florida corporation (“Mr. Prepaid”), markets and distributes electronic prepaid telecommunication products and services through independent retailers in the Eastern United States.

Through February 24, 2010, Mr. Prepaid was a wholly-owned subsidiary of Blackbird Corporation (“Blackbird”), a telecommunications company. On February 24, 2010, Mr. Prepaid was party to the initial closing under a Share Exchange Agreement, dated October 13, 2009, as amended by an Amendment to Share Exchange Agreement dated January 21, 2010 (collectively, the “Share Exchange Agreement”), by and among Rapid Link, Incorporated (“Rapid Link”), Blackbird, certain of Rapid Link’s principal shareholders, certain principal shareholders of Blackbird, and Mr. Prepaid. Pursuant to the Share Exchange Agreement, Rapid Link acquired from Blackbird all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of Rapid Link’s newly-created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). As a result, Mr. Prepaid has become a wholly-owned subsidiary of Rapid Link. In June 2010, the name of the entity was changed to Spot Mobile International Ltd. (“Spot Mobile” or “the Company”).

The Series A Preferred Stock has certain rights and preferences including full voting rights. In addition, the shares of Series A Preferred Stock issued to Blackbird upon the initial closing are convertible into 520,000,000 shares of’ the Company’s common stock. As a result, on an as-converted basis, these 520,000,000 shares of common stock would constitute approximately 80% of the then-issued and outstanding shares of common stock. The conversion of the Series A Preferred Stock issued to Blackbird was subject to the amendment of the Company’s certificate of incorporation to increase the amount of shares of common stock authorized to be issued by the Company to an amount sufficient to permit the conversion of all such shares of Series A Preferred Stock, which occurred in June 2010 (Note 12). The description of the rights and preferences of the Series A Preferred Stock is qualified in its entirety by reference to the Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (the “Certificate of Designations”).

Immediately after the initial closing, all of the outstanding capital stock of Rapid Link’s former wholly-owned subsidiaries, Telenational Communications, Inc. (“Telenational”) and One Ring Networks, Inc. (“One Ring”), was transferred to a third party. In connection with this transfer, the transferee also assumed the balance of the indebtedness due to the Lenders. The transfer of Telenational and One Ring is without recourse or liability to the Company. After the transfer, and in accordance with the Share Exchange Agreement, the Company retained no significant assets of Rapid Link and assumed approximately $1,325,000 of liabilities, consisting of a $1,250,000 senior secured note payable (Note 8) and $75,000 of accounts payable. Because all of the operating businesses of Rapid Link were transferred immediately after initial closing, the transaction has been accounted for as a recapitalization of Mr. Prepaid.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009

(UNAUDITED)

1.	Organization and nature of business (continued):

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (v) the Company’s lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $3,813,000 as of April 30, 2010. For the fiscal year ended October 31, 2009, the Company’s net loss was approximately $713,000, on revenues of approximately $24 million.

Funding of the Company’s current and future anticipated operating losses, and expansion of the Company will require continuing capital investment. The Company’s strategy is to fund these cash requirements through debt and equity financing.

There can be no assurance that sufficient debt or equity financing will be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company’s operations in the short term and hinder expansion strategies. The Company continues to explore external financing opportunities. Historically, some of the Company’s funding has been provided by its shareholder. At April 30, 2010, approximately 52% of the Company’s debt is due to a related party.

The Company’s operating history makes it difficult to accurately assess its general prospects in the prepaid telecommunications industry and the effectiveness of its business strategy. In addition, the Company has limited meaningful historical financial data upon which to forecast its future sales and operating expenses. The Company’s future performance will also be subject to prevailing economic conditions and to financial, business and other factors. Accordingly, the Company cannot assure that it will successfully implement its business strategy or that its actual future cash flows from operations will be sufficient to satisfy debt obligations and working capital needs.

Our independent auditors have included a going concern emphasis paragraph in their audit opinion on our financial statements for the fiscal year ended October 31, 2009. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying balance sheet as of April 30, 2010, and the statements of operations for the three months and six months ended April 2010 and 2009, and statements of cash flows for the six months ended April 30, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods have been made. The results of operations for the three and six months ended April 30, 2010 and 2009 are not necessarily indicative of operating results for the full year. Certain information and footnote data necessary for a fair presentation of financial position and results of operations in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. Therefore, it is suggested that these condensed, consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K filed on February 16, 2010, and in a Current Report on Form 8-K/A filed May 10, 2010.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)

2.	Summary of significant accounting policies:

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue recognition:

Revenues generated by prepaid calling cards and point of sale activated Personal Identification Numbers (“PINs”), which represent the primary sources of the Company’s revenues, are recognized as revenue at the point of sale.

Inventory:

Inventory consists of prepaid calling cards and point of sale activated PINS which are valued at the lower of cost and net realizable value.

Accounts receivable:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company regularly monitors credit risk exposures in accounts receivable and maintains a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for doubtful accounts. Specifically, if the financial condition of the Company’s customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. The Company reviews its credit policies on a regular basis and analyzes the risk of each prospective customer individually in order to minimize risk. Based on management’s assessment the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $99,200 and $64,500 as of April 30, 2010 and October 31, 2009, respectively.

Property and equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Goodwill:

The Company reviews goodwill arising from business combinations for impairment annually, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset, (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if the preferred shares were converted into common stock. For each of the periods presented, the effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share and have been excluded from the calculation of diluted loss per common share.

Segment information:

The Company has one operating segment and one reporting unit. For the purpose of identifying the reporting units (i) an operating segment is a reporting unit if discrete financial information is available, (ii) management regularly reviews individual operating results and (iii) similar economic characteristics of components within one operating segment in a single reporting unit. The Company’s management regularly reviews one set of financial information, and all of the Company’s products share similar economic characteristics. Therefore, the Company has determined that it has one single reporting unit.

Long-lived assets:

Long-lived assets, including the Company’s customer lists and intellectual property arising from business combinations, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Long-lived assets (continued):

During 2009, the Company completed goodwill and long-lived asset impairment analyses. Based on the work performed, management concluded that an impairment loss existed. Accordingly, the Company recorded non-cash impairment charges for goodwill assets in 2009. The impairment charges resulted primarily from a decline in the customer base. Management estimated the impairment charges by cash flow analyses and by consideration of current market conditions and transactions in the prepaid telecommunications industry.

Fair value of financial instruments:

The carrying amount of financial instruments included in current assets and liabilities and long-term debt is not materially different from fair value because of the short maturity of the instruments and/or their respective interest rate amounts and other terms have been negotiated recently. The fair value of related party notes and advances payable are not practicable to estimate due to the related party nature of the underlying transactions.

Income taxes:

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. For the three and six month periods ended April 30, 2010 and 2009, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is more likely than not.

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, all references made to US GAAP now use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Company’s financial position or results of operations.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Recent accounting pronouncements (continued):

In February 2007, the FASB issued guidance under ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. The Company adopted this guidance at the beginning of fiscal year 2009. The adoption of this guidance had no significant impact on the financial position or results of operations of the Company.

In April 2008, the FASB issued guidance under ASC 350, Determination of the Useful Life of Intangible Assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. This guidance removes the requirement for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. This guidance also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. The adoption of this guidance on November 1, 2009, did not have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)

3.	Equipment:

	April 30, 2010 (unaudited)	October 31, 2009

Computer equipment	$1,775	$1,775
Furniture and fixtures	2,106	2,106
Point of sale activation terminals	140,942	170,434

	144,823	174,315

Less accumulated depreciation and amortization	99,866	98,877

	$44,957	$75,438

4.	Goodwill and other intangible assets:

The following sets forth information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	April 30, 2010 (unaudited)	October 31, 2009
Customer lists:
Gross carrying amount	$750,000	$750,000
Accumulated amortization	(462,500)	(387,500)

	$287,500	$362,500

Intellectual Property:
Gross carrying amount	$500,000	$500,000
Accumulated amortization	(308,333)	(258,333)

	$191,667	$241,667

Unamortized intangible asset
Goodwill	$600,000	$600,000

5.	Due to related parties:

The amounts due to related parties represent cash advances made to the Company from other companies wholly-owned by a Company shareholder and Director. These amounts are unsecured and non-interest bearing with no specific terms of repayment.

6.	Note payable:

This note payable to a third party is non-interest bearing and is secured by a priority claim on all assets of the Company. This note was originally due in June 2008, and extended to December 2009. The note remains unpaid and is now due on demand.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)

7.	Convertible promissory note:

This note to a third party bears interest at 3% per year commencing February 28, 2011, with quarterly payments of interest commencing on June 1, 2011, and is due on December 31, 2011. Prior to maturity, the note may be converted at the option of the holder into common shares at a rate of $0.027 per share. Imputed interest through April 30, 2010 was not significant. As the market price of the Company’s common stock was not in excess of the conversion price, management determined that there was no beneficial conversion feature.

8.	Senior secured note payable:

Upon initial closing under the Share Exchange Agreement on February 24, 2010, the Company assumed a senior secured note payable of $1,250,000. This note payable accrues interest at the rate of 8% per year payable monthly. The principal amount of $1,250,000 is due on February 28, 2013. This note is secured by all assets of the Company.

9.	Secured note payable related party:

The Company has a note payable to Blackbird, a company under common control, in which the Company borrowed $2,000,000. The note bears interest at 6% per annum, and is due September 30, 2017. The note is secured by all assets of the Company. Blackbird has waived all interest due through April 30, 2010. The Company has accounted for this waived interest as a contribution of capital from the shareholder.

10.	Capital stock:

	April 30, 2010 (unaudited)	October 31, 2009
Authorized
Preferred stock:
Series A preferred stock, $0.001 par value; authorized 10,000,000 shares

Common stock, $0.001 par value, authorized 175,000,000 shares

Issued

10,000,000 shares of Series A preferred stock	$10	$10
130,000,000 shares of common stock	130,000	-

	$130,010	$10

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)

11.	Allocation of expenses:

Many operating expenses, primarily salary costs and rent of Mr. Prepaid Inc., were incurred and paid by Blackbird. In accordance with Staff Accounting Bulletin No. 55, these financial statements reflect all of the costs associated with the operations of Mr. Prepaid, Inc. While certain costs incurred by Blackbird are directly attributable to Mr. Prepaid, Inc., other costs were shared between the two organizations. In situations where the costs were shared, expense has been allocated between Blackbird and Mr. Prepaid, Inc. Management believes that the methodologies used are reasonable. Salaries, taxes and benefits were allocated based upon functions of employees. Rent and occupancy costs were allocated based on space utilized. Total allocated expenses charged to the Company were approximately $54,000, $105,000, $62,000 and $133,800, for the three and six months ended April 30, 2010 and 2009, respectively.

12.	Subsequent events:

Termination of Share Exchange Agreements:

As previously disclosed, a subsequent closing under the Share Exchange Agreement was to occur subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities. At such subsequent closing, Blackbird was to deliver to the Company all of the issued and outstanding shares of capital stock of all other Blackbird subsidiaries. Additionally, certain assets necessary to conduct the core business of Telenational, the Company’s former subisidiary, were to be transferred to a wholly-owned subsidiary of the Company in exchange for the assumption by such transferee of certain indebtedness.

On June 7, 2010, Blackbird notified the Company that due to the inability of certain conditions to the consummation of subsequent closing to be satisfied timely, the subsequent closing was incapable of being completed. As a result, Blackbird advised us that it was exercising its rights to terminate the remaining portions of the Share Exchange Agreement which had yet to be performed, namely, the subsequent closing. Accordingly, as of June 7, 2010, the Share Exchange Agreement was terminated with no further force or effect. There are no termination penalties or other obligations triggered by the termination. The Company’s board of directors has ratified and confirmed such termination.

Notwithstanding the termination of the Share Exchange Agreement, Blackbird agreed to transfer its wholly-owned subsididiary, Spot Mobile Corp., to the Company. Spot Mobile Corp. is a mobile virtual network operator (MVNO) offering principally prepaid mobile telephones. Spot Mobile Corp. has recently completed network development, testing and market analysis. The Company intends to commence full operations of Spot Mobile Corp. beginning with our Mr. Prepaid retail base and then through expereienced sales agent networks.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK INCORPORATED)

CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2010 AND 2009 (UNAUDITED)

12.	Subsequent events (continued):

Amendments to Certificate of Incorporation:

On June 7, 2010, the Company’s shareholders approved the amended and restated certificate of incorporation which includes the following amendments: (i) an amendment to change the corporate name to Spot Mobile International Ltd; (ii) an amendment to increase the number of authorized shares of the common stock available for issuance from 175,000,000 to 1,000,000,000 and to increase the number of authorized shares of the preferred stock available for issuance from 10,000,000 to 100,000,000; and (iii) a restatement of the certificate of incorporation to incorporate all prior amendments, including those mentioned above. In this respect, effective June 7, 2010, the Company filed its amended and restated certificate of incorporation with the Secretary of State of Delaware. Upon the filing of the amended and restated certificate of incorporation, all of the outstanding shares of the Series A Convertible Preferred Stock were automatically converted into 520,000,000 shares of the Company’s common stock.

Loss on legal settlement:

On June 10, 2010, Coastline Capital Partners was awarded $300,000 as its arbitration award in its litigation against the Company. This matter related to Rapid Link and arose before the Share Exchange Agreement. A provision of this amount was included in the second quarter of fiscal year 2010 as loss on legal settlement.

Secured note payable, related party:

On June 14, 2010, this $2,000,000 note was settled through the issuance of 40,000,000 common shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “Spot Mobile,” and the “Company” refer to Spot Mobile International Ltd., a Delaware corporation, and its subsidiaries.

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

General

Spot Mobile International Ltd., a Delaware corporation formerly known as Rapid Link, Incorporated (“Rapid Link”), is a telecommunications services company which, through its wholly-owned subsidiary, provides prepaid telecommunication and transaction based point of sale activation solutions through over 500 independent retailers in the Eastern United States. The Company plans to expand its product offering to include mobile and wireless services.

Recent Developments

Initial Closing Under Share Exchange Agreement

On February 24, 2010, the Company consummated the initial closing under a Share Exchange Agreement, dated October 13, 2009, as amended by an Amendment to Share Exchange Agreement, dated January 21, 2010 (collectively, the “Share Exchange Agreement”), by and among Rapid Link, Blackbird Corporation (“Blackbird”), certain of our principal shareholders, certain principal shareholders of Blackbird, and Mr. Prepaid, formerly a wholly-owned subsidiary of Blackbird.

Pursuant to the Share Exchange Agreement, Rapid Link acquired from Blackbird all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of Rapid Link’s newly-created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). As a result, Mr. Prepaid has become a wholly-owned subsidiary of Rapid Link. Mr. Prepaid is in the business of providing prepaid telecommunication and transaction based point of sale activation solutions through approximately 500 independent retailers in the Eastern United States. Mr. Prepaid’s product offering includes prepaid wireless PINs for use with various mobile telephone providers.

The Series A Preferred Stock has certain rights and preferences including full voting rights. In addition, the shares of Series A Preferred Stock issued to Blackbird upon the initial closing are convertible into 520,000,000 shares of common stock of the Company. As a result, on an as-converted basis, these 520,000,000 shares of common stock would constitute approximately 80% of the Company’s then-issued and outstanding shares of common stock. The conversion of the Series A Preferred Stock issued to Blackbird was subject to the Company amending its certificate of incorporation to increase the amount of shares of common stock authorized to be issued by the Company to an amount sufficient to permit the conversion of all such shares of Series A Preferred Stock. As more fully described below, as of June 7, 2010, we amended our certificate of incorporation to, among other things, increase the amount of shares of our authorized capital stock. As of that date, all of the outstanding shares of our Series A Preferred Stock were converted into 520,000,000 shares of our common stock.

Immediately following the initial closing, the Company transferred all of the outstanding capital stock of Rapid Link’s former wholly-owned subsidiaries, Telenational Communications, Inc. (“Telenational”) and One Ring Networks, Inc. (“One Ring”), to a third party. In connection with this transfer, the transferee also assumed the balance of the indebtedness due to the Lenders (see “Restructuring of Senior Secured Indebtedness,” below). The transfer of Telenational and One Ring is without recourse or liability to the Company. After the transfer, and in accordance with the Share Exchange Agreement, the Company retained no significant assets of Rapid Link and assumed approximately $1,325,000 of liabilities, consisting of a $1,250,000 senior secured indebtedness and $75,000 of accounts payable. Because all of the operating businesses of Rapid Link were transferred immediately after the initial closing, the transaction has been accounted for as a recapitalization of Mr. Prepaid.

As previously disclosed, on the terms and subject to the conditions set forth in the Share Exchange Agreement, at a subsequent closing, subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities, Blackbird was to deliver to the Company all of the issued and outstanding shares of capital stock of all other Blackbird subsidiaries. At such subsequent closing, certain assets necessary to conduct the core business of Telenational were to be transferred to a wholly-owned subsidiary of the Company in exchange for the assumption by such transferee of $1.85 million of indebtedness owed to certain creditors. As more fully described below, as of June 7, 2010, the remaining portions of the Share Exchange Agreement yet to be performed have been terminated and, as a result, the subsequent closing will not be completed.

In connection with the Share Exchange Agreement, Blackbird and the Company entered into a management agreement on October 13, 2009 pursuant to which representatives designated by Blackbird managed certain Telenational assets during the period between the execution of the Share Exchange Agreement and the closing. Such Blackbird representatives are entitled to receive a management fee of $40,000 per month for such management services after Telenational’s accounts payable have been satisfied. This management agreement expired upon the initial closing under the Share Exchange Agreement.

Assumption of Certain Senior Secured Indebtedness

Upon the initial closing under the Share Exchange Agreement on February 24, 2010, we assumed certain senior secured indebtedness owed to certain lenders (“Lenders”) including Valens U.S. SPV I (“Valens”), and Valens Offshore SPV II Corp. (“Valens II”). Pursuant to new loan documents, our outstanding indebtedness to the Lenders was reduced to an aggregate amount of $1,250,000. Pursuant to a Secured Term Note, such indebtedness will accrue interest at the rate of 8.00% per year with monthly payments of interest commencing on March 1, 2010. The principal amount of the Secured Term Note is due on February 28, 2013. In addition, Mr. Prepaid, our newly acquired subsidiary, executed a guaranty of our obligations under the Secured Term Note. Finally, the Company and Mr. Prepaid executed a Master Security Agreement in favor of the Lenders pursuant to which our obligations under the Secured Term Note and Mr. Prepaid’s obligations under the Guaranty are secured by a security interest in all of our assets and all of the assets of Mr. Prepaid.

Additional Financing

In addition, on February 24, 2010, we executed a Convertible Promissory Note in the principal amount of $500,000 in favor of a third party lender (the “Convertible Note”). The principal amount under the Convertible Note will begin to accrue interest on February 28, 2011 at the rate of 3.00% per year with quarterly payments of interest commencing on June 1, 2011. The principal amount of the Convertible Note is due on December 31, 2011. Prior to maturity, the Convertible Note may be converted, at any time at the option of the holder, into shares of our common stock based on an initial conversion rate of $0.027 per share. Imputed interest through April 30, 2010 was not significant. As the market price of the Company’s common stock was not in excess of the conversion price, management determined that there was no beneficial conversion feature.

Subsequent Events

Termination of Share Exchange Agreement

As previously disclosed, a subsequent closing under the Share Exchange Agreement was to occur subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities. At such subsequent closing, Blackbird was to deliver to the Company all of the issued and outstanding shares of capital stock of all other Blackbird subsidiaries. Additionally, certain assets necessary to conduct the core business of Telenational, our former subsidiary, were to be transferred to a wholly-owned subsidiary of the Company in exchange for the assumption by such transferee of certain indebtedness.

On June 7, 2010, Blackbird notified us that due to the inability of certain conditions to the consummation of the subsequent closing to be timely satisfied, the subsequent closing was incapable of being completed. As a result, Blackbird advised us that it was exercising its rights to terminate the remaining portions of the Share Exchange Agreement which had yet to be performed, namely, the subsequent closing. Accordingly, as of June 7, 2010, the Share Exchange Agreement was terminated with no further force or effect. There are no termination penalties or other obligations triggered by the termination. Our board of directors has ratified and confirmed such termination.

Notwithstanding the termination of the Share Exchange Agreement, Blackbird agreed to transfer its wholly-owned subsidiary, Spot Mobile Corp., to the Company. Spot Mobile Corp. is a mobile virtual network operator (MVNO) offering principally prepaid mobile telephones. Spot Mobile Corp. has recently completed network development, testing and market analysis. We intend to commence full operations of Spot Mobile Corp. beginning with our Mr. Prepaid retail base and then through experienced sales agent networks.

Amendments to Our Certificate of Incorporation

On June 7, 2010, our shareholders approved our amended and restated certificate of incorporation which includes the following amendments: (i) an amendment to change our corporate name to Spot Mobile International Ltd.; (ii) an amendment to increase the number of authorized shares of our common stock available for issuance from 175,000,000 to 1,000,000,000 and to increase the number of authorized shares of our preferred stock available for issuance from 10,000,000 to 100,000,000; and (iii) a restatement of our certificate of incorporation to incorporate all prior amendments, including those mentioned above. In this respect, effective June 7, 2010, we filed our amended and restated certificate of incorporation with the Secretary of State of Delaware. Upon the filing of the amended and restated certificate of incorporation, all of the outstanding shares of our Series A Convertible Preferred Stock were automatically converted into 520,000,000 shares of our common stock.

Secured Note Due to Related Party

On June 14, 2010, we issued 40,000,000 shares of our common stock in satisfaction of an aggregate of $2,000,000 of indebtedness of our subsidiary, Mr. Prepaid, owed to third party lenders. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.

Special Note Regarding Disclosures Contained in this Quarterly Report

The initial closing of the Share Exchange Agreement described in this Quarterly Report was consummated during the fiscal quarter which is the subject of this Quarterly Report. Accordingly, the financial information and related disclosures presented in this Quarterly Report relate to the results of operations of Mr. Prepaid, our recently acquired subsidiary, and results of the parent company from February 25, 2010 to April 30, 2010.

Business Strategy

With the acquisition of Mr. Prepaid, and the subsequent acquisition of Spot Mobile Corp., our business has been altered dramatically. As a result the following is our current business strategy:

Our core objective going forward will be to expand the market for our products by increasing the number of retailers which offer Mr. Prepaid’s products. In this respect, we have established and expect to continue to grow a network of sales agents targeting new retail outlets for our products. In addition, Mr. Prepaid has commenced marketing the sale of pre-paid cellular telephones through this network of sales agents and other sales channels. The pre-paid cellular telephones are purchased by Mr. Prepaid from Spot Mobile Corp. We also intend to offer our mobile virtual network operator (MVNO) mobile telephones through Mr. Prepaid’s distribution network

We plan to achieve our goal by pursuing both acquisition and organic expansion opportunities in selected markets to gain access to products and services that enhance our offerings, add talent, gain customer recognition in key markets, and improve operational efficiency.

Products and Services

Prepaid Services

We offer prepaid telecommunication and transaction based point of sale activation solutions through approximately 500 independent retailers in the Eastern United States.

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

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue recognition:

Revenues generated by prepaid calling cards and point of sale activated Personal Identification Numbers (“PINs”), which represent the primary sources of our revenues, are recognized as revenue at the point of sale.

Inventory:

Inventory consists of prepaid calling cards and point of sale activated PINs which are valued at the lower of cost and net realizable value.

Accounts receivable:

Trade accounts receivable are stated at the amount we expect to collect. We regularly monitor credit risk exposures in accounts receivable and maintain a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by our management would also change, which in turn would impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize risk. Based on our management’s assessment we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $99,200 and $64,500 as of April 30, 2010 and October 31, 2009, respectively.

Property and equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill:

We review goodwill arising from business combinations for impairment annually, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset, (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

Segment information:

We have one operating segment and one reporting unit. For the purpose of identifying the reporting units (i) an operating segment is a reporting unit if discrete financial information is available, (ii) management regularly reviews individual operating results, and (iii) similar economic characteristics of components within one operating segment in a single reporting unit. Our management regularly reviews one set of financial information, and all of our products share similar economic characteristics. Therefore, we have determined that we have one single reporting unit.

Long-lived assets:

Long-lived assets, including our customer lists and intellectual property arising from business combinations, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. We do not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, we recognize an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

During 2009 and 2008, we completed goodwill and long-lived asset impairment analyses. Based on the work performed, our management concluded that an impairment loss existed. Accordingly, we recorded non-cash impairment charges for goodwill and intangible assets in 2009 and in 2008. The impairment charges resulted primarily from the general economic downturn in the U.S. in 2008 and from a decline in the customer base in 2009. Our management estimated the impairment charges by cash flow analyses and by consideration of current market conditions and transactions in the prepaid telecommunications industry.

Fair value of financial instruments:

The carrying amount of financial instruments included in current assets and liabilities and long-term debt is not materially different from fair value because of the short maturity of the instruments and/or their respective interest rate amounts and other terms have been negotiated recently. The fair value of related party notes and advances payable are not practicable to estimate due to the related party nature of the underlying transactions.

Income taxes:

We utilize the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, all references made to US GAAP now use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on our financial position or results of operations.

In February 2007, the FASB issued guidance under ASC 825, Fair Value Option for Financial Assets and Financial Liabilities, which allows companies the option to measure financial assets or liabilities at fair value and include unrealized gains and losses in net income rather than equity. We adopted this guidance at the beginning of fiscal year 2009. The adoption of this guidance had no significant impact on our financial position or results of operations.

In April 2008, the FASB issued guidance under ASC 350, Determination of the Useful Life of Intangible Assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. Previously, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. This guidance removes the requirement for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. This guidance also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. This guidance is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. The adoption of this guidance on November 1, 2009, did not have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on our management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. Early adoption is permitted. We are currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

Results of Operations

Comparison of the Three Months Ended April 30, 2010 to the Three Months Ended April 30, 2009

Operating Revenues

Revenues for the second quarter of fiscal 2010 decreased $1,334,000, or 23%, as compared to the same period of fiscal year 2009. This decrease is due to greater competition and lower margins resulting in a loss of stores from which we operate.

Costs of Revenues

Costs of revenues for the second quarter of fiscal 2010 decreased $1,271,000, or 23%, as compared to the same period of fiscal year 2009. The decrease in costs of revenues is consistent with reduction in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $26,000, or 13%, for the second quarter of fiscal 2010 as compared to the same period of fiscal year 2009. This increase is primarily attributable to a $9,000 increase in the provision for bad debts, and increased payroll for sales and support staff.

We review our selling, general and administrative expenses regularly and continue to manage the costs accordingly to support our current and anticipated future business; however, it may be difficult to achieve significant reductions in future periods due to the relatively fixed nature of our general and administrative expenses.

Depreciation and Amortization

Depreciation and amortization expense decreased $750 during the second quarter of fiscal 2010 as compared to the same period of fiscal 2009.

Interest Expense

Interest expense increased by $18,333 which relates to the senior secured debt we assumed.

Comparison of the Six Months Ended April 30, 2010 to the Six Months Ended April 30, 2009

Operating Revenues

Revenues for the six months ended April 30, 2010 have decrease by $1,676,000, or 15%, as compared to the same period of fiscal year 2009. This decrease is due to increased competition and lower margins resulting in our losses of stores, most of which have become unprofitable. Our profit margin of the PINs that represents 50% of sales has been reduced significantly, due to lower discounts from suppliers.

Costs of Revenues

Cost of revenue for the six months ended April 30, 2010 decreased by $1,518,000, or 15%, as compared to the same period of fiscal year 2009. The decrease in costs of revenues is consistent with reduction in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $48,000, or 12%, as selling costs were reduced by $35,000, principally relating to a reduction in revenue, and general and administrative expenses were reduced by $13,000 as a result of a reduction in selling agents’ expense.

Depreciation and Amortization

Depreciation and amortization increased by $2,652 for the six months ended April 30, 2010 as compared to the same period of fiscal year 2009. In this respect, we recorded a loss of $5,490 on the disposal of terminal PIN machines from former customers.

Interest Expense

Interest expense increased by $18,333 from the same period in fiscal year 2009, all relating to the senior secured debt we assumed.

Liquidity and Sources of Capital

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

Overall Cash Inflows and Outflows

Our operating activities used approximately $193,000 of cash during the six months ended April 30, 2010, which primarily resulted from decreased operating revenues, and changes in our current assets and liabilities. Based on a negative operating cash flow during fiscal year 2009, and generally a history of negative operating cash flows, our fiscal 2009 audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

At April 30, 2010, we had cash and cash equivalents of $44,000, a decrease in cash and cash equivalents of $27,000 from the balance at October 31, 2009. We had working capital deficits at April 30, 2010 and October 31, 2009 of approximately $1,057,000 and $898,000, respectively. This increase is primarily attributable to the reclassification of certain long term debt, for which we were in default, as current liabilities.

We have an accumulated deficit of approximately $3,683,000 as of April 30, 2010 as well as a significant working capital deficit. As described in “Recent Developments,” above, we have recently acquired Mr. Prepaid and disposed of certain of our historical operations. In addition, we have obtained financing of $500,000 for our current working capital needs. If our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. At this time, we cannot provide any assurance that other sources of capital will be available in the future or that it will be available on terms acceptable to us.

ITEM 4T.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based upon that evaluation, management concluded that our disclosure controls and procedures were ineffective as of the end of the period covered in this report because of the material weakness in internal controls over financial reporting described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in our internal control over financial reporting:

•	We did not maintain a sufficient depth of personnel with clearly delineated and fully documented responsibilities and with an appropriate level of accounting expertise.

•

We have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles.

•

We did not have effective entity level controls at our Mr. Prepaid subsidiary. These weaknesses included: lack of sufficient formalized and consistent finance and accounting policies and procedures; lack of adequate communication and division of employees’ duties which includes the lack of delegation of authority guidelines; authority granted to the officers of Mr. Prepaid without sufficient controls; lack of adequate mechanisms for anticipating and identifying financial reporting risks, particularly the lack of risk assessment processes used in reacting to changes in the operating environment that could have a potential effect on financial reporting; and lack of controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

These control deficiencies could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitutes a material weaknesses.

Due to the material weaknesses described above, our management performed additional analyses and other post-closing procedures to ensure that our unaudited interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, our management believes that the unaudited interim condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It is important to note that though no changes were made to internal controls in the second fiscal quarter of 2010, our management intends to implement enhancements and changes to Mr. Prepaid’s internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. Prior to February 24, 2010, Mr. Prepaid was a privately held company and did not have an appropriate internal control structure designed for external reporting purposes. These enhancements include the hiring of additional personnel with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements, ongoing training, and development and communication of a delegation of authority policy and other process enhancements. The enhancements and changes we propose to implement represent our plan to remediate the material weaknesses identified above.

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

Coastline Capital On May 5, 2008, we filed a lawsuit against Coastline Capital for Declaratory Relief related to the Valens and Laurus debenture transactions. Our suit for Declaratory Relief seeks a Judgment from the Court that Coastline Capital has not earned a broker’s fee in the Valens/Laurus transaction in that Coastline Capital did not represent us in the transaction that closed and, pursuant to the terms of the brokerage contract Coastline Capital was not entitled to a broker’s fee. On June 23, 2008, Coastline Capital filed an answer and cross-complaint against us contending that Coastline Capital earned a broker’s fee when the Valens/Laurus debenture transaction closed. We have filed an answer to the Cross Complaint which denied the allegations of the Cross Complaint and asserted affirmative defenses. The parties have agreed to binding arbitration to resolve this dispute. The arbitration proceeding was concluded in May 2010. On June 10, 2010, we were notified of the arbitrator’s decision and award, in the amount of $300,000, in favor of Coastline Capital in this matter. We have recorded the net amount of the award in the second quarter of fiscal year 2010 as loss on legal settlement.

Ian Caplan On June 23, 2009, Ian Caplan and Click Connect LLC filed a lawsuit in the Los Angeles Superior Court against us claiming the plaintiffs were not paid commissions for revenues generated by one of our former subsidiaries. On September 2, 2009, we filed an answer to the complaint which denied the allegations of the complaint and asserted affirmative defenses. The plaintiffs have never executed a contract with the Company and the Company has not located any documents pursuant to which it assumed any obligations to pay commissions to the plaintiffs. This matter has recently been settled and we have agreed to pay the plaintiffs $7,500 as well as issue the plaintiffs 100,000 shares of our common stock.

Liotta Litigation On November 24, 2009, Matthew Liotta filed a first amended complaint in Fulton County Georgia against us and one of our former subsidiaries alleging wrongful termination and damages for unpaid compensation pursuant to a written employment contract. On January 12, 2010, the Company and its former subsidiary filed an answer denying the allegations of the complaint and asserting affirmative defenses including that neither the Company nor its former subsidiary had ever executed an employment contract with Matthew Liotta. Mr. Liotta’s termination was “for cause” and he was paid all of his salary and benefits, accordingly; we believe that Mr. Liotta has initiated this lawsuit, along with the litigation discussed below, based upon his dismissal for cause as an employee of Telenational, our former subsidiary. We intend to continue to defend this claim.

Former One Ring Networks Shareholders litigation Five of the 11 former shareholders (which include Matthew Liotta, and his father, Dennis Liotta) of One Ring, a former subsidiary of the Company, filed a lawsuit, in The District Court of Nebraska, against the Company claiming that the “True Up” portion of the purchase price due to them under that certain Stock Purchase Agreement between One Ring and the Company dated March 28, 2008 was incorrectly calculated and unpaid. On January 27, 2010, we filed an answer to the complaint denying the allegations of the complaint and asserted affirmative defenses based upon our documentation that the “True Up” calculations were accurately prepared and all amounts were properly paid to each of the former One Ring shareholders. On January 20, 2010, the Court denied the Application for a Preliminary Injunction brought by the Plaintiffs requesting that we not transfer or spin off One Ring pending the resolution of this litigation. The Order denying the Preliminary Injunction was based upon the opposition filed by the Company to the application for the Preliminary Injunction. In June 2010, the court set forth a schedule for the discovery phase as well as setting a February 2011 date for the trial in this matter. We will continue to defend this claim.

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

Item 5.   Other Information.

On June 14, 2010, we issued 40,000,000 shares of our common stock in satisfaction of an aggregate of $2,000,000 of indebtedness of our subsidiary, Mr. Prepaid, owed to third party lenders. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.

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

SPOT MOBILE INTERNATIONAL LTD.

Date: June 16, 2010	By:	/s/ Charles J. Zwebner
Charles J. Zwebner
Chief Executive Officer

Date: June 16, 2010	By:	/s/ David Stier
David Stier
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)