Form 10-Q
period 2010-07-31
SPOT MOBILE INTERNATIONAL LTD.
filed 2010-09-17
CIK 913659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-22636

SPOT MOBILE INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware	75-2461665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

300 71st Street, Suite 500

Miami Beach, FL 33141

(Address of principal executive offices, including zip code)

(305) 993-6700

(Registrant’s telephone number, including area code)

N/A

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of September 17, 2010, the registrant had 724,500,000 shares of common stock, $0.01 par value per share, outstanding.

SPOT MOBILE INTERNATIONAL LTD. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED BALANCE SHEETS

`	July 31, 2010	October 31, 2009
ASSETS
Current assets:
Cash	$854,788	$72,023
Accounts receivable, net	72,806	44,538
Inventory	333,233	332,496
Share subscriptions receivable	240,010	—

Total current assets	1,500,837	449,057

Deposits	63,500	—
Equipment, net	38,384	75,438
Customer lists, net	250,000	362,500
Intellectual property, net	166,667	241,667
Goodwill	600,000	600,000

	1,118,551	1,279,605

Total assets	$2,619,388	$1,728,662

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$996,155	$189,667
Deferred revenue	18,516	—
Due to related parties	1,038,052	1,056,861
Note payable	100,000	100,000

Total current liabilities	2,152,723	1,346,528

Convertible promissory note	500,000	—
Senior secured note payable	1,250,000	—
Secured note payable, related party	—	2,000,000

Total liabilities	3,902,723	3,346,528

Shareholders’ deficit:
Preferred stock	—	10
Common stock	724,500	—
Additional paid in capital	3,130,510	—
Accumulated deficit	(5,138,345)	(1,617,876)

Total shareholders’ deficit	(1,283,335)	(1,617,866)

Total liabilities and shareholders’ deficit	$2,619,388	$1,728,662

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended July 31,				Nine months ended July 31,
	2010		2009		2010	2009
Revenue		$3,835,984		$6,740,222	$12,940,800		$17,520,657
Cost of revenue		3,786,632		6,526,537	12,714,960		16,914,007

Gross profit		49,352		213,685	225,840		606,650

Operating expenses:
Selling, general and administrative expenses		389,572		183,376	1,022,135		586,885
Costs related to Rapid Link transaction		—		—	168,765		—
Amortization		70,091		62,500	223,530		187,500
Impairment charges		—		75,000	—		225,000
Loss on legal settlements		525,000		—	825,000		—

		984,663		320,876	2,239,430		999,385

Loss from operations		(935,311)		(107,191)	(2,013,590)		(392,735)

Other expense:
Gain (loss) on disposal of fixed assets		415		—	(5,490)		—
Interest expense		(38,056)		—	(116,389)		—

Net loss		$(972,952)		$(107,191)	$(2,135,469)		$(392,735)

Net loss per share - basic and diluted	$	*	$	*	$(0.01)	$	*

Weighted average common shares outstanding		463,592,391		—	187,181,319		—

*	Amount is less than ($0.01)per share

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock		Common stock		Additional Paid in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance, November 1, 2009	10,000,000	$10	—	$—	$—	$(1,617,876)	$(1,617,866)
Common shares deemed issued and liabilities assumed in reverse merger transaction			130,000,000	130,000	—	(1,455,000)	(1,325,000)
Conversion of preferred stock into common stock on June 7, 2010	(10,000,000)	(10)	520,000,000	520,000	(519,990)	—	—
Conversion of secured note into common stock			40,000,000	40,000	1,960,000	—	2,000,000
Shares issued in connection with settlement of litigation			10,500,000	10,500	514,500	—	525,000
Shares issued under private placement			24,000,000	24,000	1,176,000	—	1,200,000
Accrued interest waived by shareholder						70,000	70,000
Net loss						(2,135,469)	(2,135,469)

Balance, July 31, 2010	—	$—	724,500,000	$724,500	$3,130,510	$(5,138,345)	$(1,283,335)

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended July 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,135,469)	$(392,735)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	223,530	227,372
Accrued interest waived by shareholder	70,000	—
Loss on impairment of goodwill	—	225,000
Loss on disposal of fixed assets	5,490	—
Loss on legal settlements	825,000	—
Changes in operating assets and liabilities:
Accounts receivable	(28,268)	(35,380)
Inventory	(737)	(160,397)
Deposits	(63,500)	—
Accounts payable and accrued liabilities	431,487	(86,960)
Deferred revenue	18,516	—

Net cash (used in) provided by operating activities	(653,951)	(223,100)

Cash flows from investing activities:
Purchases of equipment	(4,465)	(40,041)

Net cash used in investing activities	(4,465)	(40,041)

Cash flows from financing activities:
Advances (to) from related parties	(18,809)	251,270
Proceeds from issuance of common stock	959,990	90
Proceeds from convertible promissory note	500,000	—

Net cash provided by (used in) financing activities	1,441,181	251,360

Net increase (decrease) in cash	782,765	(11,781)
Cash - beginning of year	72,023	23,221

Cash - end of year	$854,788	$11,440

Supplemental disclosure of non-cash investing and financing activities:
Liabilities assumed on reverse merger transaction	$1,325,000	$—

Settlement of debt for shares of common stock	$2,000,000	$—

Share subscription receivable	$240,010	$—

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

1.	Organization and nature of business:

Through its operating subsidiaries, Mr. Prepaid Inc., a Florida corporation, (“Mr. Prepaid”) and Spot Mobile, Corp., a Florida corporation (“Spot Mobile”), Spot Mobile International Ltd. (the “Company”) markets and distributes electronic prepaid telecommunication products and services through independent retailers in the Eastern United States, and operates a mobile virtual network operation offering principally prepaid mobile telephones.

Through February 24, 2010, Mr. Prepaid was a wholly-owned subsidiary of Blackbird Corporation (“Blackbird”), a telecommunications company. On February 24, 2010, Mr. Prepaid was party to the initial closing under a Share Exchange Agreement, dated October 13, 2009, as amended by an Amendment to Share Exchange Agreement dated January 21, 2010 (collectively, the “Share Exchange Agreement”), by and among Rapid Link, Incorporated (“Rapid Link”), Blackbird, certain of the Rapid Link’s principal shareholders, certain principal shareholders of Blackbird, and Mr. Prepaid. Pursuant to the Share Exchange Agreement, Rapid Link acquired from Blackbird all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of Rapid Link’s newly-created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). As a result, Mr. Prepaid has become a wholly-owned subsidiary of Rapid Link.

The Series A Preferred Stock had certain rights and preferences including full voting rights. In addition, the shares of Series A Preferred Stock issued to Blackbird upon the initial closing were convertible into 520,000,000 shares of the Company’s common stock. As a result, on an as-converted basis, these 520,000,000 shares of common stock would constitute approximately 80% of the then-issued and outstanding shares of common stock. The conversion of the Series A Preferred Stock issued to Blackbird was subject to amending the Company’s certificate of incorporation to increase the amount of shares of common stock authorized to be issued by the Company to an amount sufficient to permit the conversion of all such shares of Series A Preferred Stock, which occurred in June 2010 (Note 10). The description of the rights and preferences of the Series A Preferred Stock is qualified in its entirety by reference to the Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (the “Certificate of Designations”).

Immediately after the initial closing, all of the outstanding capital stock of the Rapid Link’s former wholly-owned subsidiaries, Telenational Communications, Inc. (“Telenational”) and One Ring Networks, Inc. (“One Ring”), was transferred to a third party. In connection with this transfer, the transferee also assumed the balance of the indebtedness due to the Lenders. The transfer of Telenational and One Ring is without recourse or liability to the Company. After the transfer, and in accordance with the Share Exchange Agreement, the Company retained no significant assets of Rapid Link and assumed approximately $1,325,000 of liabilities, consisting of a $1,250,000 senior secured note payable (Note 8) and $75,000 of accounts payable. Because all of the operating businesses of Rapid Link were transferred immediately after initial closing, the transaction has been accounted for as a recapitalization of Mr. Prepaid.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

1.	Organization and nature of business (continued):

A subsequent closing under the Share Exchange Agreement was to occur subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities. At such subsequent closing, Blackbird was to deliver to the Company all of the issued and outstanding shares of capital stock of all other Blackbird subsidiaries. Additionally, certain assets necessary to conduct the core business of Telenational, Rapid Link’s former subisidiary, were to be transferred to a wholly-owned subsidiary of the Company in exchange for the assumption by such transferee of certain indebtedness.

On June 7, 2010, Blackbird notified the Company that due to the inability to satisfy timely certain conditions to the consummation of subsequent closing, the subsequent closing was incapable of being completed. As a result, Blackbird advised the Company that it was exercising its rights to terminate the remaining portions of the Share Exchange Agreement which had yet to be performed, namely, the subsequent closing. Accordingly, as of June 7, 2010, the Share Exchange Agreement was terminated with no further force or effect, and no assets of Telenational, One Ring or any other Rapid Link subsidiary were transferred to the Company.

Notwithstanding the termination of the Share Exchange Agreement, Blackbird agreed to transfer its wholly-owned subsididiary, Spot Mobile, to the Company. The merger of Spot Mobile with the Company on June 7, 2010 has been accounted for as a merger between companies under common control. The results of operations of Spot Mobile are included in the results of the Company’s operations for all periods presented. The balance sheet of the Company for the year ended October 31, 2009, has been retrospectively adjusted to eliminate the intercompany accounts of Spot Mobile, and to include inventory of Spot Mobile of $209,000. Spot Mobile had no other operations during the year ended October 31, 2009. Therefore, no other retrospective adjustments are included in the Company’s financial statements for the periods ended July 31, 2009. Revenues of $29,000 and $36,000 and operating expenses and cost of sales of $190,000 and $474,000 of Spot Mobile are included in the Company’s consolidated financial statements for the three and nine month periods ended July 31, 2010, respectively. Spot Mobile is a mobile virtual network operator (MVNO) offering principally prepaid mobile telephones. Spot Mobile has recently completed network development, testing and market analysis. The Company intends to commence full operations of Spot Mobile and distribute its prepaid phones beginning with its Mr. Prepaid retail base and then through a network of wholesale distributors and sales agents.

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements. (iii) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (v) the Company’s lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $5,138,000 as of July 31, 2010. For the fiscal year ended October 31, 2009, the Company’s net loss was approximately $713,000, on revenues of approximately $24 million.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

Funding of the Company’s current and future anticipated operating losses, and expansion of the Company will require continuing capital investment. The Company’s strategy is to fund these cash requirements through debt and equity financing.

There can be no assurance that sufficient debt or equity financing will be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company’s operations in the short term and hinder expansion strategies. The Company continues to explore external financing opportunities. Historically, some of the Company’s funding has been provided by its shareholders. At July 31, 2010, approximately 36% of the Company’s debt is due to some shareholders and other related parties.

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

The accompanying balance sheet as of July 31, 2010, and the statements of operations for the three months and nine months ended July 31, 2010 and 2009, and statements of cash flows for the nine months ended July 31, 2010 and 2009, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods have been made. The results of operations for the three and nine months ended July 31, 2010 and 2009 are not necessarily indicative of operating results for the full year.

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

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Revenue recognition:

Revenues generated by point of sale activated Personal Identification Numbers (“PINs”), which represent the primary sources of the Company’s revenues, are recognized as revenue at the point of sale. Revenue from the sale of cellular air time is recognized when air time is used. Revenues from prepaid telephones are recognized at the point of sale.

Inventory:

Inventory consists of prepaid calling cards and point of sale activated PINs, and cellular phones and SIM cards, held for resale, which are valued at the lower of cost or net realizable value.

Accounts receivable:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company regularly monitors credit risk exposures in accounts receivable and maintains a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for doubtful accounts. Specifically, if the financial condition of the Company’s customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. The Company reviews its credit policies on a regular basis and analyzes the risk of each prospective customer individually in order to minimize risk. Based on management’s assessment the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $115,000 and $64,000 as of July 31, 2010 and October 31, 2009, respectively.

Property and equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

2.	Summary of significant accounting policies (continued):

Goodwill:

The Company reviews goodwill arising from business combinations for impairment annually in the fourth quarter, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset, (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if the preferred shares were converted into common stock. For each of the periods presented, the effect of the inclusion of the dilutive shares (including convertible preferred stock in 2009) would have resulted in a decrease in loss per share and have been excluded from the calculation of diluted loss per common share.

Segment information:

The Company has one operating segment (as of July 31, 2010 sales from Spot Mobile were not significant). For the purpose of identifying the operating segment (i) an operating segment is a segment of an enterprise for which discrete financial information is available, (ii) management regularly reviews individual operating results and (iii) similar economic characteristics of components within one operating segment in a single reporting unit. The Company’s management regularly reviews one set of financial information, and all of the Company’s products share similar economic characteristics. Therefore, the Company has determined that it has one single reporting unit.

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

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

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

Income taxes:

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. For the three and nine month periods ended July 31, 2010 and 2009, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is more likely than not.

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

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

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

3.	Equipment:

	July 31, 2010 (unaudited)	October 31, 2009
Computer equipment	$1,775	$1,775
Furniture and fixtures	3,122	2,106
Point of sale activation terminals	140,942	170,434

	145,839	174,315
Less accumulated depreciation and amortization	107,455	98,877

	$38,384	$75,438

4.	Goodwill and other intangible assets:

The following sets forth information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	July 31, 2010 (unaudited)	October 31, 2009
Customer lists:
Gross carrying amount	$750,000	$750,000
Accumulated amortization	(500,000)	(387,500)

	$250,000	$362,500

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

4.	Goodwill and other intangible assets (continued):

	July 31, 2010 (unaudited)	October 31, 2009
Intellectual Property:
Gross carrying amount	$500,000	$500,000
Accumulated amortization	(333,333)	(258,333)

	$166,667	$241,667

Unamortized intangible asset
Goodwill	$600,000	$600,000

5.	Due to related parties:

The amounts due to related parties represent cash advances made to the Company from other companies under common control. These amounts are unsecured and non-interest bearing with no specific terms of repayment, and payable upon demand.

6.	Note payable:

This note payable to a third party is non-interest bearing and is secured by a priority claim on all assets of the Company. This note was originally due in June 2008, and extended to December 2009. The note remains unpaid and is now due on demand.

7.	Convertible promissory note:

This note to a third party bears interest at 3% per year commencing February 28, 2011, and is due on December 31, 2011. Prior to maturity, the note may be converted at the option of the holder into common shares at a rate of $0.027 per share. As the market price of the Company’s common stock was not in excess of the conversion price, management determined that there was no beneficial conversion feature.

8.	Senior secured note payable:

Upon initial closing under the Share Exchange Agreement on February 24, 2010, the Company assumed a senior secured note payable of $1,250,000. This secured note is payable interest only monthly at the rate of 8% per year. The principal amount of $1,250,000 is due on February 28, 2013. This note is secured by all assets of the Company.

9.	Secured note payable, related party:

At October 31, 2009, the Company had a $2,000,000 note payable to Blackbird. The note had an interest rate of 6% per annum, and was due September 30, 2017. The note was secured by all assets of the Company. Blackbird waived all interest of $70,000 to June 14, 2010. The Company has accounted for this waived interest as a contribution of capital from the shareholder. On June 14, 2010, the Company and Blackbird agreed to convert the note to 40,000,000 shares of common stock. The per share conversion rate was agreed to by both parties and is consistent with the per share price in the Company’s recent private placement (Note 10).

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

10.	Capital stock:

	July 31, 2010 (unaudited)	October 31, 2009
Authorized
Preferred stock:
Series A preferred stock, no par value; authorized 100,000,000 shares and 10,000,000 at July 31, 2010 and October 31, 2009, respectively
Common stock, $0.001 par value, authorized 1,000,000,000 shares and 175,000,000 at July 31, 2010 and October 31, 2009
Issued
10,000,000 shares of Series A preferred stock	$—	$10
724,500,000 shares of common stock	724,500	—

	$724,500	$10

On June 7, 2010, the Company’s shareholders approved the amended and restated certificate of incorporation which includes the following amendments: (i) an amendment to change our corporate name to Spot Mobile International Ltd; (ii) an amendment to increase the number of authorized shares of our common stock available for issuance from 175,000,000 to 1,000,000,000 and to increase the number of authorized shares of our preferred stock available for issuance from 10,000,000 to 100,000,000; and (iii) a restatement of our certificate of incorporation to incorporate all prior amendments, including those mentioned above. In this respect, effective June 7, 2010, we filed our amended and restated certificate of incorporation with the Secretary of State of Delaware. Upon the filing of the amended and restated certificate of incorporation, all of the outstanding shares of our Series A Convertible Preferred Stock were automatically converted into 520,000,000 shares of our common stock.

In July 2010 the Company completed a private placement of 24,000,000 shares of common stock at a price of $0.05 per share. Each share included a warrant for one share of common stock exercisable at $0.09 and a warrant for one share of common stock exercisable at $0.15. These warrants are exercisable immediately and will expire on October 31, 2011. At July 31, 2010 the Company had collected approximately $960,000 and had a subscription receivable for approximately $240,000. This receivable was collected on September 15, 2010.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND NINE MONTHS ENDED JULY 31, 2010 AND 2009 (UNAUDITED)

At July 31, 2010, 18,812,870 warrants, exercisable at $0.01 per share, for shares of common stock were outstanding. These warrants were issued by Rapid Link prior to the Share Exchange Agreement.

11.	Allocation of expenses:

Many operating expenses, primarily salary costs and rent of Mr. Prepaid, were incurred and paid by Blackbird, a company under common control. In accordance with Staff Accounting Bulletin No. 55, these financial statements reflect all of the costs associated with the operations of the Company. While certain costs incurred by Blackbird are directly attributable to the Company, other costs were shared between the two organizations. In situations where the costs were shared, expense has been allocated between Blackbird and Mr. Prepaid. Management believes that the methodologies used are reasonable. Salaries, taxes and benefits were allocated based upon functions of employers. Rent and occupancy costs were allocated based on space utilized. Total allocated expenses charged to the Company were approximately $96,000, $54,000, $258,000 and $189,000, for the three and nine months ended July 31, 2010 and 2009, respectively.

12.	Commitments and contingencies:

On June 10, 2010, Coastline Capital Partners was awarded $300,000 as its arbitration award in its litigation against the Company. This matter related to Rapid Link and arose before the Share Exchange Agreement. A provision for this amount is included in the nine months ended July 31, 2010 as loss on legal settlement.

On July 28, 2010, the Company entered into a settlement agreement with Matthew Liotta and other parties in which 10,500,000 shares of the Company’s common stock were issued. This matter related to Rapid Link and arose before the Share Exchange Agreement. The Company estimated the value of these shares to be approximately $525,000 ($0.05 per share) and a provision for this amount is included in the quarter ended July 31, 2010 as loss on legal settlement. As the current trading volume of the Company’s listed shares is limited, management estimated the value of the shares based on the July 2010 private placement cash transaction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Throughout this Quarterly Report on Form 10-Q, the terms “we,” “Spot Mobile,” and the “Company” refer to Spot Mobile International Ltd., a Delaware corporation, and its subsidiaries.

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of such terms as “expects,” “will,” “anticipates,” “estimates,” “believes,” “plans” and words of similar meaning. These forward-looking statements relate to business plans, programs, trends, results of future operations, satisfaction of future cash requirements, funding of future growth, acquisition plans, and other matters. In light of the risks and uncertainties inherent in all such projected matters, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that our operating expectations will be realized. Revenues and results of operations are difficult to forecast and could differ materially from those projected in forward-looking statements contained herein, including without limitation statements regarding our belief of the sufficiency of capital resources and our ability to compete in the telecommunications industry. Actual results could differ from those projected in any forward-looking statements for, among others, the following reasons: (a) increased competition from existing and new competitors, (b) the price-sensitive nature of consumer demand, (c) the relative lack of customer loyalty to any particular provider of telecommunications services, (d) our dependence upon favorable pricing from our suppliers to compete in the diversified communication services industry, (e) increased consolidation in the telecommunications industry, which may result in larger competitors being able to compete more effectively, (f) failure to attract or retain key employees, (g) our ability to successfully integrate the operations of acquired companies, (h) continuing changes in governmental regulations affecting the telecommunications industry, and (i) changing consumer demand, technological developments and industry standards that characterize the industry. You are also urged to carefully review and consider the various disclosures we have made which describe certain factors that affect our business throughout this report. For a discussion of these factors and others, please see “Risk Factors” below in this section of this report. Readers are cautioned not to place undue reliance on the forward-looking statements made in this report or in any document or statement referring to this report. All forward-looking statements attributable to the Company are expressly qualified in their entirety by such language, and we are not obligated, and do not intend, to update any forward-looking statements at any time unless an update is required by applicable securities laws. Although we believe that our expectations are based on reasonable assumptions, we can give no assurance that our expectations will materialize.

General

Spot Mobile International Ltd., a Delaware corporation formerly known as Rapid Link, Incorporated, is a telecommunications services company which, through its wholly-owned subsidiary, provides prepaid telecommunication and transaction based point of sale activation solutions through over 500 independent retailers in the Eastern United States. The Company has expanded its products to include the sale of prepaid mobile services with its proprietary Spot Mobile brand.

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

Pursuant to the Share Exchange Agreement, the Company acquired from Blackbird all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of the Company’s newly-created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). As a result, Mr. Prepaid has become a wholly-owned subsidiary of the Company. Mr. Prepaid is in the business of providing prepaid telecommunication and transaction based point of sale activation solutions through approximately 500 independent retailers in the Eastern United States. Mr. Prepaid’s product offering includes prepaid wireless PINs for use with various prepaid mobile telephone providers.

The Series A Preferred Stock has certain rights and preferences, including full voting rights. In addition, the shares of Series A Preferred Stock issued to Blackbird upon the initial closing are convertible into 520,000,000 shares of common stock of the Company. As a result, on an as-converted basis, these 520,000,000 shares of common stock would constitute approximately 80% of the Company’s then-issued and outstanding shares of common stock. The conversion of the Series A Preferred Stock issued to Blackbird was subject to the Company amending its certificate of incorporation to increase the amount of shares of common stock authorized to be issued by the Company to an amount sufficient to permit the conversion of all such shares of Series A Preferred Stock. As more fully described below, as of June 7, 2010, we amended our certificate of incorporation to, among other things, increase the amount of shares of our authorized capital stock. As of that date, all of the outstanding shares of our Series A Preferred Stock were converted into 520,000,000 shares of our common stock.

Immediately following the initial closing, the Company transferred all of the outstanding capital stock of its former wholly-owned subsidiaries, Telenational Communications, Inc. (“Telenational”) and One Ring Networks, Inc. (“One Ring”), to a third party. In connection with this transfer, the transferee also assumed the balance of the indebtedness due to the Lenders (see “Assumption of Certain Senior Secured Indebtedness,” below). The transfer of Telenational and One Ring is without recourse or liability to the Company.

As previously disclosed, on the terms and subject to the conditions set forth in the Share Exchange Agreement, at a subsequent closing, subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities, Blackbird was to deliver to the Company all of the issued and outstanding shares of capital stock of all other Blackbird subsidiaries. At such subsequent closing, certain assets necessary to conduct the core business of Telenational were to be transferred to a wholly-owned subsidiary of the Company in exchange for the assumption by such transferee of $1.85 million of indebtedness owed to certain creditors. As more fully described below, as of June 7, 2010, the remaining portions of the Share Exchange Agreement yet to be performed have been terminated and, as a result, the subsequent closing was not completed.

In connection with the Share Exchange Agreement, Blackbird and the Company entered into a management agreement on October 13, 2009, pursuant to which representatives designated by Blackbird managed certain Telenational assets during the period between the execution of the Share Exchange Agreement and the closing. Such Blackbird representatives were entitled to receive a management fee of $40,000 per month for such management services after Telenational’s accounts payable have been satisfied. This management agreement expired upon the initial closing under the Share Exchange Agreement.

Assumption of Certain Senior Secured Indebtedness

Upon the initial closing under the Share Exchange Agreement on February 24, 2010, we assumed certain senior secured indebtedness owed to certain lenders (“Lenders”) including Valens U.S. SPV I (“Valens”), and Valens Offshore SPV II Corp. (“Valens II”). Pursuant to new loan documents, our outstanding indebtedness to the Lenders was reduced to an aggregate amount of $1,250,000. Pursuant to a Secured Term Note, such indebtedness began to accrue interest at the rate of 8.00% per year with monthly payments of interest having commenced on March 1, 2010. The principal amount of the Secured Term Note is due on February 28, 2013. In addition, Mr. Prepaid, our newly-acquired subsidiary, executed a guaranty of our obligations under the Secured Term Note. Finally, the Company and Mr. Prepaid executed a Master Security Agreement in favor of the Lenders pursuant to which our obligations under the Secured Term Note and Mr. Prepaid’s obligations under the Guaranty are secured by a security interest in all of our assets and all of the assets of Mr. Prepaid.

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

On June 7, 2010, Blackbird notified us that due to the inability of certain conditions to the consummation of the subsequent closing to be timely satisfied, the subsequent closing was incapable of being completed. As a result, Blackbird advised us that it was exercising its rights to terminate the remaining portions of the Share Exchange Agreement which had yet to be performed, namely, the subsequent closing. Accordingly, as of June 7, 2010, the Share Exchange Agreement was terminated with no further force or effect. We believe there are no further obligations in this regard.

Acquisition of Spot Mobile Corp.

On June 7, 2010, Blackbird transferred its wholly-owned subsidiary, Spot Mobile Corp., to the Company. This transfer was contemplated to occur upon the subsequent closing of the Share Exchange Agreement. As described above, the Share Exchange Agreement was terminated as of June 7, 2010. Notwithstanding such termination, Blackbird and the Company agreed to the transfer of Spot Mobile Corp. The acquisition of Spot Mobile Corp. on June 7, 2010 has been accounted for as a merger between companies under common control. The results of operations of Spot Mobile are included in the results of the Company’s operations for all periods presented. The balance sheet of the Company for the year ended October 31, 2009, has been retrospectively adjusted to eliminate the intercompany accounts of Spot Mobile, and to include inventory of Spot Mobile of $209,000. Spot Mobile had no other operations during the year ended October 31, 2009. Therefore, no other retrospective adjustments are included in the Company’s financial statements for the periods ended July 31, 2009. Revenues of $29,000 and $36,000 and operating expenses and cost of sales of $190,000 and $474,000 of Spot Mobile are included in the Company’s consolidated financial statements for the three and nine month periods ended July 31, 2010.

Spot Mobile Corp. is a mobile virtual network operator (MVNO) offering principally prepaid mobile telephones. Spot Mobile Corp. has recently completed network development, testing and market analysis. We intend to commence full operations of Spot Mobile Corp. beginning with our Mr. Prepaid retail base and then through experienced sales agent networks in our fourth quarter.

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

Secured Note Due to Related Party

On June 14, 2010, we issued 40,000,000 shares of our common stock in satisfaction of an aggregate of $2,000,000 of indebtedness of our subsidiary, Mr. Prepaid. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Regulation D promulgated thereunder.

Private Placement of Common Stock

In July 2010, we commenced a private placement to “accredited investors” of up to 24,000,000 million shares of our common stock pursuant for an aggregate purchase price of $1,200,000 ($0.05 per share of common stock). For each share subscribed for in the private placement, each investor is also entitled to receive a warrant to purchase one share of our common stock at $0.15 per share and a warrant to purchase one share of our common stock at $0.09 per share. The issuance of the common stock and the warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, or Regulation D promulgated thereunder. As July 31, 2010, we had received a total of $960,000 (representing 19,200,000 shares of our common stock) pursuant to this private placement. The remaining $240,000 was received following July 31, 2010.

Business Strategy

Our core objective is to expand both our product base with the offering of our proprietary Spot Mobile prepared cellular product and the market for our products by increasing the number of retailers which offer Mr. Prepaid’s products. We also intend to offer our mobile virtual network operator (MVNO) mobile telephones commencing through both Mr. Prepaid’s distribution network and through wholesale distributors.

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

Mobile and Wireless Services

We currently market our proprietary Spot Mobile prepaid cellular telephones and plan to expand our product offering to include additional mobile and wireless services under various usage plans.

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

Revenue recognition:

Revenues generated by prepaid calling cards and point of sale activated Personal Identification Numbers (“PINs”), which represent the primary sources of our revenues, are recognized as revenue at the point of sale. Revenue from the sale of cellular air time is recognized when the air time is used. Revenues from prepaid telephones are recognized at the point of sale.

Inventory:

Inventory consists of prepaid calling cards, PINs, cellular telephones and SIM cards which are valued at the lower of cost and net realizable value.

Accounts receivable:

Trade accounts receivable are stated at the amount we expect to collect. We regularly monitor credit risk exposures in accounts receivable and maintain a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by our management would also change, which in turn would impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize risk. Based on our management’s assessment we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $115,000 and $64,000 as of July 31, 2010 and October 31, 2009, respectively.

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

Results of Operations

Comparison of the Three Months Ended July 31, 2010 to the Three Months Ended July 31, 2009

Operating Revenues

Revenues for the third quarter of fiscal 2010 decreased $2,904,000, or 43%, as compared to the same period of fiscal year 2009. This decrease is due to greater competition and lower margins resulting in a loss of stores from which we operate as some of these stores became unprofitable. Our profit margin of a group of PINs that represents 50% of our sales has been reduced significantly, due to lower discounts from the supplier. Revenues for the 2010 period also include $28,000 from our Spot Mobile Corp. subsidiary.

Costs of Revenues

Costs of revenues for the third quarter of fiscal 2010 decreased $2,740,000, or 42%, as compared to the same period of fiscal year 2009. The decrease in costs of revenues is consistent with reduction in revenues. Cost of revenues for the 2010 period also includes $74,000 from our Spot Mobile Corp. subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $206,000, or 112%, for the third quarter of fiscal 2010 as compared to the same period of fiscal year 2009. This increase is primarily attributable to costs of Spot Mobile Corp. of $115,000 and legal, accounting and other professional costs associated with the Share Exchange Agreement of $94,000.

Depreciation and Amortization

Depreciation and amortization expense increased $7,600 during the third quarter of fiscal 2010 as compared to the same period of fiscal 2009.

Interest Expense

Interest expense increased by $38,000 which relates to the senior secured debt we assumed.

Comparison of the Nine Months Ended July 31, 2010 to the Nine Months Ended July 31, 2009

Operating Revenues

Revenues for the nine months ended July 31, 2010 have decreased by $4,580,000, or 26%, as compared to the same period of fiscal year 2009. This decrease is due to increased competition and lower margins resulting in our losses of stores, some of which became unprofitable. Our profit margin of a group of PINs that represents 50% of our sales has been reduced significantly, due to lower discounts from the supplier.

Costs of Revenues

Cost of revenue for the nine months ended July 31, 2010 decreased by $4,199,000, or 24%, as compared to the same period of fiscal year 2009. The decrease in costs of revenues is consistent with reduction in revenues. Cost of revenues for the 2010 period also includes $159,000 from our Spot Mobile Corp. subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $435, 000, or 74%. General and administrative expenses for the 2010 period were increased by $314,000 of Spot Mobile Corp. costs and legal, accounting and other professional costs associated with the Share Exchange Agreement of $200,000.

Depreciation and Amortization

Depreciation and amortization increased by $36,000 for the nine months ended July 31, 2010 as compared to the same period of fiscal year 2009. In this respect, we recorded a loss of $5,490 on the disposal of terminal PIN machines from former customers.

Interest Expense

Interest expense increased by $116,000 from the same period in fiscal year 2009, all relating to the senior secured debt we assumed.

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

In July 2010, we commenced a private placement to “accredited investors” of up to 24,000,000 million shares of our common stock pursuant for an aggregate purchase price of $1,200,000 ($0.05 per share of common stock). For each share subscribed for in the private placement, each investor is also entitled to receive a warrant to purchase one share of our common stock at $0.15 per share and a warrant to purchase one share of our common stock at $0.09 per share. The issuance of the common stock and the warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, or Regulation D promulgated thereunder. As July 31, 2010, we had received a total of $960,000 (representing 19,200,000 shares of our common stock) pursuant to this private placement. An additional $240,000 has been received following July 31, 2010. The proceeds of the private placement are to be used for our working capital purposes.

Overall Cash Inflows and Outflows

Our operating activities used approximately $654,000 of cash during the nine months ended July 31, 2010, which primarily resulted from decreased operating revenues, and changes in our current assets and liabilities. Based on a negative operating cash flow during fiscal year 2009, and generally a history of negative operating cash flows, our fiscal 2009 audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

At July 31, 2010, we had cash and cash equivalents of $854,000, an increase in cash and cash equivalents of $782,000 from the balance at October 31, 2009. We had working capital deficits at July 31, 2010 and October 31, 2009 of approximately $602,000 and $898,000, respectively. This decrease in working capital deficit is primarily attributable to share subscriptions of $1,200,000 in July 2010.

We have an accumulated deficit of approximately $5,138,000 as of July 31, 2010 as well as a significant working capital deficit of $602,000. As described in “Recent Developments,” above, we have recently acquired Mr. Prepaid and disposed of certain of our historical operations. In addition, we have obtained financing of $500,000 for our current working capital needs and, as described above, have received $960,000 in connection with our July 2010 private placement of common stock. If our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. At this time, we cannot provide any assurance that other sources of capital will be available in the future or that it will be available on terms acceptable to us.

ITEM 4.	CONTROLS AND PROCEDURES.

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

•

We did not have effective entity level controls at our subsidiaries. These weaknesses included: lack of sufficient formalized and consistent finance and accounting policies and procedures; lack of adequate communication and division of employees’ duties which includes the lack of delegation of authority guidelines; authority granted to our officers without sufficient controls; lack of adequate mechanisms for anticipating and identifying financial reporting risks, particularly the lack of risk assessment processes used in reacting to changes in the operating environment that could have a potential effect on financial reporting; and lack of controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It is important to note that though no changes were made to internal controls in the third fiscal quarter of 2010, our management intends to implement enhancements and changes to Mr. Prepaid’s internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. Prior to February 24, 2010, Mr. Prepaid was a privately held company and prior to June 7, 2010, Spot Mobile Corp. was a privately held company and neither subsidiary had an appropriate internal control structure designed for external reporting purposes. These enhancements include the hiring of additional personnel with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements, ongoing training, and development and communication of a delegation of authority policy and other process enhancements. The enhancements and changes we propose to implement represent our plan to remediate the material weaknesses identified above. We are reviewing proposals from outside consultants to remediate these weaknesses.

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

Coastline Capital On May 5, 2008, we filed a lawsuit against Coastline Capital for Declaratory Relief related to the Valens and Laurus debenture transactions. Our suit for Declaratory Relief seeks a Judgment from the Court that Coastline Capital has not earned a broker’s fee in the Valens/Laurus transaction in that Coastline Capital did not represent us in the transaction that closed and, pursuant to the terms of the brokerage contract Coastline Capital was not entitled to a broker’s fee. On June 23, 2008, Coastline Capital filed an answer and cross-complaint against us contending that Coastline Capital earned a broker’s fee when the Valens/Laurus debenture transaction closed. We have filed an answer to the Cross Complaint which denied the allegations of the Cross Complaint and asserted affirmative defenses. The parties have agreed to binding arbitration to resolve this dispute. The arbitration proceeding was concluded in May 2010. On June 10, 2010, we were notified of the arbitrator’s decision and award, in the amount of $300,000, in favor of Coastline Capital in this matter. We have recorded the net amount of the award in the first quarter of fiscal year 2010 as a loss on legal settlement. On August 13, 2010, a hearing regarding attorney’s fees relating to this matter was held and the arbitrator’s determination in this respect is pending.

Liotta Litigation On November 24, 2009, Matthew Liotta filed a first amended complaint in Fulton County Georgia against us and one of our former subsidiaries alleging wrongful termination and damages for unpaid compensation pursuant to a written employment contract. On January 12, 2010, the Company and its former subsidiary filed an answer denying the allegations of the complaint and asserting affirmative defenses including that neither the Company nor its former subsidiary had ever executed an employment contract with Matthew Liotta. Mr. Liotta’s termination was “for cause” and he was paid all of his salary and benefits, accordingly; we believe that Mr. Liotta has initiated this lawsuit, along with the litigation discussed below, based upon his dismissal for cause as an employee of Telenational, our former subsidiary. On July 28, 2010, we entered into a Release and Settlement Agreement with the plaintiffs (the “Settlement Agreement”). Pursuant to the Settlement Agreement we agreed to issue an aggregate of 10,500,000 shares of our common stock to the plaintiffs in exchange for a full release of all liabilities, damages and obligations relating to this matter as well as a dismissal of the lawsuit. The Settlement Agreement also related to the litigation described below regarding the former One Ring shareholders.

Former One Ring Networks Shareholders litigation Five of the 11 former shareholders (which include Matthew Liotta and his father, Dennis Liotta) of One Ring, a former subsidiary of the Company, filed a lawsuit, in The District Court of Nebraska, against the Company claiming that the “True Up” portion of the purchase price due to them under that certain Stock Purchase Agreement between One Ring and the Company dated March 28, 2008 was incorrectly calculated and unpaid. On January 27, 2010, we filed an answer to the complaint denying the allegations of the complaint and asserted affirmative defenses based upon our documentation that the “True Up” calculations were accurately prepared and all amounts were properly paid to each of the former One Ring shareholders. On January 20, 2010, the Court denied the Application for a Preliminary Injunction brought by the Plaintiffs requesting that we not transfer or spin off One Ring pending the resolution of this litigation. The Order denying the Preliminary Injunction was based upon the opposition filed by the Company to the application for the Preliminary Injunction. In June 2010, the court set forth a schedule for the discovery phase, as well as setting a February 2011 date for the trial in this matter. As described above, on July 28, 2010, we entered into the Settlement Agreement pursuant to which this lawsuit has been dismissed.

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

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds

On June 14, 2010, we issued 40,000,000 shares of our common stock in satisfaction of an aggregate of $2,000,000 of indebtedness of our subsidiary, Mr. Prepaid. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, or Regulation D promulgated thereunder.

In July 2010, we commenced a private placement to “accredited investors” of up to 24,000,000 million shares of our common stock pursuant for an aggregate purchase price of $1,200,000 ($0.05 per share of common stock). For each share subscribed for in the private placement, each investor is also entitled to receive a warrant to purchase one share of our common stock at $0.15 per share and a warrant to purchase one share of our common stock at $0.09 per share. The issuance of the common stock and the warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, or Regulation D promulgated thereunder. As July 31, 2010, we had received a total of $960,000 (representing 19,200,000 shares of our common stock) pursuant to this private placement. An additional $240,000 has been received following July 31, 2010. The proceeds of the private placement are to be used for our working capital purposes.

In connection with the Settlement Agreement, we issued an aggregate of 10,500,000 shares to certain plaintiffs in exchange for a full release of all liabilities, damages and obligations relating to two legal proceedings (See “Legal Proceedings” above). The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, or Regulation D promulgated thereunder.

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

SPOT MOBILE INTERNATIONAL LTD.

Date: September 17, 2010	By:	/s/ CHARLES J. ZWEBNER
Charles J. Zwebner Chief Executive Officer

Date: September 17, 2010	By:	/s/ DAVID STIER
David Stier Chief Financial Officer

Exhibit Index

Exhibit No.	DESCRIPTION

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)