Form 10-K
period 2010-10-31
SPOT MOBILE INTERNATIONAL LTD.
filed 2011-02-15
CIK 913659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2010

Commission File No. 0-22636

SPOT MOBILE INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware	75-2461665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4950 Yonge Street, Suite 900, North York, Ontario	M2N 6K1
(Address of principal executive offices)	(Zip Code)

(416) 229-9333

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2010, was approximately $12,900,000 as computed by reference to the average bid and ask price of the common stock as quoted on the OTC Bulletin Board on such date.

As of January 31, 2011, the number of outstanding shares of common stock, $0.001 par value per share, of the registrant was 28,253,594.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive information statement of Spot Mobile International Ltd. relating to the 2011 annual election of directors to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s 2010 fiscal year are incorporated by reference into Part III of this Form 10-K.

SPOT MOBILE INTERNATIONAL LTD.

FORM 10-K

Fiscal Year Ended October 31, 2010

1

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. See “Item 1A. Risk Factors.” Unless otherwise indicated in this Annual Report or the context otherwise requires, all references in this Current Report to “Spot Mobile,” the “Company,” “us,” “our” or “we” are to Spot Mobile International Ltd.

PART I

ITEM 1.	BUSINESS

General

Spot Mobile International Ltd., a Delaware corporation formerly known as Rapid Link, Incorporated, is a telecommunications services company which, through its wholly-owned subsidiaries, provides prepaid telecommunication and transaction based point of sale activation solutions through over 420 independent retailers in the Eastern United States. Our operations are conducted primarily through our wholly-owned subsidiaries: Mr. Prepaid, Inc., a Florida corporation (“Mr. Prepaid”) and Spot Mobile Corp., a Florida corporation (“Spot Mobile Corp.”). Mr. Prepaid operates as a retail point of sale distributor of prepaid wireless airtime. Spot Mobile Corp. is a prepaid wireless Mobile Virtual Network Operator (“MVNO”). We distribute and sell prepaid wireless handsets and SIM cards, offering talk, text and data services for wireless subscribers. Our MVNO operates on the Global System for Mobile Communications (“GSM”) platform service and can offer wireless service on the AT&T and T-Mobile networks.

Spot Mobile’s principal executive offices are located at 4950 Yonge Street, Suite 900, North York, Ontario M2N 6K1. The telephone number is (416) 229-9333.

History

The Company was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada. On August 7, 1992, we renounced our original province of incorporation and elected to continue our domicile under the laws of the State of Wyoming, and on November 30, 1994, our name was changed to “Canmax Inc.” On February 1, 1999, we reincorporated under the laws of the State of Delaware under the name “ARDIS Telecom & Technologies, Inc.” On November 2, 1999, we acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation (the “DTI Acquisition”), and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to Dial Thru International Corporation. On November 1, 2005, we changed our name to Rapid Link, Incorporated (“Rapid Link”). Prior to the share exchange agreement transaction described below, Rapid Link served as a facilities-based, communications company providing various forms of voice and data services to customers around the world. Rapid Link provided a multitude of communication services targeted to small and medium sized businesses, as well as individual consumers. These services included the transmission of voice and data traffic over public and private networks. Rapid Link also provided foreign and domestic termination of voice traffic into the wholesale market. On June 7, 2010, Rapid Link changed its name to Spot Mobile International Ltd.

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

Pursuant to the Share Exchange Agreement, the Company acquired from Blackbird all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of the Company’s newly-created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). As a result, Mr. Prepaid became a wholly-owned subsidiary of the Company. Mr. Prepaid is in the business of providing prepaid telecommunication and transaction based point of sale activation solutions through approximately 420 independent retailers in the Eastern United States. Mr. Prepaid’s product offering includes prepaid wireless PINs for use with various prepaid mobile telephone providers.

The Series A Preferred Stock had certain rights and preferences, including full voting rights. In addition, the shares of Series A Preferred Stock issued to Blackbird upon the initial closing were convertible into 17,333,333 shares of common stock of the Company. As a result, on an as-converted basis, these 17,333,333 shares of common stock constituted approximately 80% of the Company’s then-issued and outstanding shares of common stock. The conversion of the Series A Preferred Stock issued to Blackbird was subject to the Company amending its certificate of incorporation to increase the amount of shares of common stock authorized to be issued by the Company to an amount sufficient to permit the conversion of all such shares of Series A Preferred Stock. As more fully described below, as of June 7, 2010, we amended our certificate of incorporation to, among other things, increase the amount of shares of our authorized capital stock. As of that date, all of the outstanding shares of our Series A Preferred Stock were converted into 17,333,333 shares of our common stock. In June 2010, Blackbird, which is in the process of liquidating and dissolving its operations, distributed the 17,333,333 shares of our common stock owned by Blackbird to its existing shareholders, on a pro rata basis.

Immediately following the initial closing, the Company transferred all of the outstanding capital stock of its former wholly-owned subsidiaries, Telenational Communications, Inc. (“Telenational”) and One Ring Networks, Inc. (“One Ring”), to a third party. In connection with this transfer, the transferee also assumed the balance of the indebtedness due to the Lenders (see “Assumption of Certain Senior Secured Indebtedness,” below). The transfer of Telenational and One Ring was without recourse or liability to the Company.

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

Assumption of Certain Senior Secured Indebtedness

Upon the initial closing under the Share Exchange Agreement on February 24, 2010, we assumed certain senior secured indebtedness owed to certain lenders (“Lenders”) including Valens U.S. SPV I (“Valens”) and Valens Offshore SPV II Corp. (“Valens II”). Pursuant to new loan documents, our outstanding indebtedness to the Lenders was reduced to an aggregate amount of $1,250,000. Pursuant to a Secured Term Note, such indebtedness began to accrue interest at the rate of 8.00% per year with monthly payments of interest having commenced on March 1, 2010. The principal amount of the Secured Term Note is due on February 28, 2013. In addition, Mr. Prepaid executed a guaranty of our obligations under the Secured Term Note. Finally, the Company and Mr. Prepaid executed a Master Security Agreement in favor of the Lenders pursuant to which our obligations under the Secured Term Note and Mr. Prepaid’s obligations under the Guaranty are secured by a security interest in all of our assets and all of the assets of Mr. Prepaid.

Additional Financing

On February 24, 2010, we executed a Convertible Promissory Note in the principal amount of $500,000 in favor of a third party lender (the “Convertible Note”). The principal amount under the Convertible Note will begin to accrue interest on February 28, 2011 at the rate of 3.00% per year with quarterly payments of interest commencing on June 1, 2011. The principal amount of the Convertible Note is due on December 31, 2011. Prior to maturity, the Convertible Note may be converted, at any time at the option of the holder, into shares of our common stock based on an initial conversion rate of $0.81 per share.

Termination of Share Exchange Agreement

As previously described, a subsequent closing under the Share Exchange Agreement was to occur subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities. At such subsequent closing, Blackbird was to deliver to the Company all of the issued and outstanding shares of capital stock of all other Blackbird subsidiaries. Additionally, certain assets necessary to conduct the core business of Telenational, our former subsidiary, were to be transferred to a wholly-owned subsidiary of the Company in exchange for the assumption by such transferee of certain indebtedness.

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

Acquisition of Spot Mobile Corp.

On June 7, 2010, Blackbird transferred its wholly-owned subsidiary, Spot Mobile Corp., to the Company. This transfer was contemplated to occur upon the subsequent closing of the Share Exchange Agreement. As described above, the Share Exchange Agreement was terminated as of June 7, 2010. Notwithstanding such termination, Blackbird and the Company agreed to the transfer of Spot Mobile Corp. The acquisition of Spot Mobile Corp. on June 7, 2010 has been accounted for as a merger between companies under common control. The results of operations of Spot Mobile Corp. are included in the results of the Company’s operations for all periods presented. The balance sheet of the Company for the year ended October 31, 2009, has been retrospectively adjusted to eliminate the intercompany accounts of Spot Mobile Corp., and to include inventory of Spot Mobile Corp. of $209,000. Spot Mobile Corp. had no other operations during the year ended October 31, 2009. Therefore, no other retrospective adjustments are included in the Company’s financial statements for the period ended October 31, 2010. Revenues of $57,000 and operating expenses and cost of sales of $931,000 of Spot Mobile Corp. are included in the Company’s consolidated financial statements for the fiscal year ended October 31, 2010.

Spot Mobile Corp. is a mobile virtual network operator (MVNO) offering principally prepaid mobile telephones. Spot Mobile Corp. has recently completed network development, testing and market analysis. We intend to commence full operations of Spot Mobile Corp. beginning with our Mr. Prepaid retail base and then through experienced sales agent networks in the second quarter of 2011.

Amendments to Our Certificate of Incorporation

On June 7, 2010, our shareholders approved our amended and restated certificate of incorporation which includes the following amendments: (i) an amendment to change our corporate name to Spot Mobile International Ltd.; (ii) an amendment to increase the number of authorized shares of our common stock available for issuance from 175,000,000 to 1,000,000,000 and to increase the number of authorized shares of our preferred stock available for issuance from 10,000,000 to 100,000,000; and (iii) a restatement of our certificate of incorporation to incorporate all prior amendments, including those mentioned above. In this respect, effective June 7, 2010, we filed our amended and restated certificate of incorporation with the Secretary of State of Delaware. Upon the filing of the amended and restated certificate of incorporation, all of the outstanding shares of our Series A Convertible Preferred Stock were automatically converted into 520,000,000 pre-split shares (17,333,333 post-split shares) of our common stock.

Secured Note Due to Related Party

On June 14, 2010, we issued 1,333,333 shares of our common stock in satisfaction of an aggregate of $2,000,000 of indebtedness of our subsidiary, Mr. Prepaid. The issuance of the common stock was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), or Regulation D promulgated thereunder.

Private Placement of Common Stock

In July 2010, we commenced a private placement to “accredited investors” of up to 803,333 shares of our common stock for an aggregate purchase price of $1,205,000 ($1.50 per share of common stock). For each share subscribed for in the private placement, each investor also received a warrant to purchase one share of our common stock at $4.50 per share and a warrant to purchase one share of our common stock at $2.70 per share. The issuance of the common stock and the warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, or Regulation D promulgated thereunder.

Reverse Stock Split

On October 27, 2010, we filed an amendment to our certificate of incorporation to effect a reverse stock split of our common stock issued and outstanding as of September 22, 2010, on the basis of one (1) post-split share for every thirty (30) pre-split shares of our Common Stock (the “Reverse Stock Split”). The Reverse Stock Split was intended to improve the marketability and liquidity of our common stock and encourage interest and trading in the common stock by increasing the price per share of our common stock and reducing the number of outstanding shares in order to make more shares available to the Company for future issuances. As a result of the Reverse Stock Split, the number of issued and outstanding shares of common stock was reduced from 724,500,000 pre-split to approximately 24,153,594 post-split. Throughout this Report, unless otherwise noted, all shares and per share amounts have been retroactively adjusted to give effect to the Reverse Stock Split.

Acquisition of Telecommunications Switching Platform

Until October 29, 2010, Spot Mobile Corp. had an agreement to utilize a telecommunications switching platform (“technology assets” or “the platform”) in order to route its calls and in connection with its cellular business. The agreement was with, and the platform was owned by Yak America, Inc (“Yak”), an entity controlled by our CEO and majority shareholder. Spot Mobile Corp. incurred expense in 2010 of $40,000, related to the use of the platform. On October 29, 2010, we acquired these technology assets from Yak. These technology assets had an historical carrying cost to Yak of $1,175,000 and Spot Mobile Corp. acquired the technology assets in exchange for Spot Mobile Corp.’s assumption of certain secured indebtedness of Yak’s parent, Blackbird, in the amount of $1,175,000. We obtained a valuation of the technology assets by a third party that indicated there was no impairment of the historical carrying costs of the technology assets as of October 31, 2010. This switch has current capacity to route 75 million minutes each month and is scalable up to 250 million minutes each month. For the year ended October 31, 2010, Spot Mobile Corp. used 218,000 minutes. Spot Mobile Corp. plans to use the platform’s capacity to offer mobile virtual network services. Spot Mobile Corp. has entered into an agreement with Yak whereby Yak will be able to use any excess capacity not utilized by us.

We did not acquire any of Yak’s business operations related to the technology assets, including any customers or revenues, or any of Yak’s receivables, payables or employees related to the technology assets acquired. Effective November 1, 2010, Yak will be entitled to use the platform until June 20, 2012 for a service fee equal to 8% of Yak’s net revenue from the use of the platform for its customers. Based upon Yak’s historical use of the technology assets, these service fees are not expected to be significant to our consolidated financial statements for the year ended October 31, 2011.

Initial Closing of Private Offering of Units

On January 25, 2011, we completed the initial closing of a private placement (the “Private Placement”) with approximately 30 accredited investors (the “Investors”), pursuant to which we sold to the Investors an aggregate of 41 units (the “Units”) at a purchase price of $50,000 per Unit (the “Unit Price”). Each Unit is comprised of (i) 100,000 shares of our common stock; and (ii) a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events (the “Investor Warrants”). In the initial closing, we sold 41 Units and received net proceeds of approximately $1.8 million after payment of placement agent fees and costs relating to the Private Placement. Pursuant to the terms of the Private Placement, we may issue up to an additional 39 Units, for a total 80 Units (which the Company and the placement agent may in their sole discretion increase to 100 Units), at a price of $50,000 per Unit. The net proceeds from the Private Placement will be used to fund our ongoing operations and to provide working capital.

In consideration for services rendered as the placement agent in the Private Placement, upon the initial closing, we paid the placement agent cash commissions and an expense allowance fee aggregating $191,500. In addition, as consideration for services rendered in connection with the Private Placement, at the final closing date of the Private Placement, we will sell to the placement agent (i) warrants to purchase 10,000 shares of common stock for each Unit sold in the private placement at an aggregate cost of $10.00 (the “Placement Agent Warrants”), and (ii) 10,000 warrants identical to those sold to Investors. The Placement Agent Warrants will have a term of five years and shall be exercisable at $0.60 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events. The Placement Agent Warrants will also contain weighted average anti-dilution protection, cashless exercise provisions and “piggy-back” registration rights during the lifetime of the Placement Agent Warrants.

The Units were offered and sold in reliance upon exemptions from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The subscription agreements executed in connection with the transactions disclosed above contain representations from the Investors to support our reasonable belief that: (i) the Investors either received or had access to adequate information concerning the Company’s operations and financial condition in order to make an informed investment decision, (ii) the Investors acquired the Units for their own account for investment purposes only and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and (iii) the Investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act).

Neither the shares of common stock nor the Investor Warrants or Placement Agent Warrants, or the common stock issuable upon exercise thereof, have been registered under the Securities Act nor may any such securities be offered or sold absent registration or an applicable exemption from registration. The Company has agreed to file a registration statement with the Securities and Exchange Commission, within 90 days of the final closing of the Private Placement, covering the resale by the Investors of the shares of common stock issued in the Private Placement as well as the resale by the Investors and the placement agent of the shares of common stock issuable upon the exercise of the Investor Warrants and Placement Agent Warrants. Until this registration statement is declared effective by the SEC such shares of common stock may not be transferred or resold unless the transfer or resale is registered or unless exemptions from the registration requirements of the Securities Act and applicable state laws are available.

Our Business

Our current operations are conducted exclusively through our wholly-owned subsidiaries, Mr. Prepaid and Spot Mobile Corp. and we have no other business operations.

Mr. Prepaid is a national provider of Point-of-Sale Activation (“POSA”) services and operates as a reseller and distributor of prepaid wireless airtime through POSA terminals. POSA is prepaid industry technology that provides the best customer products without the retailer having to invest in inventory. Our POSA terminals provide a total solution for prepaid wireless airtime retailers. We believe our primary advantage to our customers is that they can carry prepaid wireless airtime for most carriers. We have wholesale distribution to business locations including, but not limited to, gas stations, airport specialty stores, convenience stores, liquor stores, candy stores, card and gift stores and other similar types of retail outlets. Our Mr. Prepaid POSA terminals can be used with both credit cards and debit cards, and retail dealers can also accept cash.

Spot Mobile Corp. is a nationwide prepaid wireless MVNO. We distribute and sell prepaid wireless handsets and SIM cards, offering talk, text and data services for wireless subscribers. Our network operates on the GSM platform service and can offer wireless service on the AT&T and T-Mobile networks. We sell our services wholesale to Master Agents and other distributors who sell directly to retail consumers, and we sell direct to consumers through our Spot Mobile website. Our Master Agent channel reaches retail locations that include: convenience stores, non-traditional wireless stores, boutique wireless stores, liquor stores, gas stations, airport specialty stores, kiosks, bodegas, ethnic markets, flea markets and large scale ethnic community events. We sell our airtime plans at a wholesale discount to our distributors. We operate our facilities-based switches and terminate our international calls, which allow us to offer direct international dialing without an access fee at highly competitive deeply discounted prices.

We do not hold any material intellectual property rights nor do we expect to acquire any material intellectual property rights in the near future.

Services

We currently offer comprehensive talk and text services, direct dial international access as well as voicemail, caller ID, call waiting, call forwarding and 3-Way calling. We are also able to offer data services. Our services are prepaid and we do not enter into contracts with our subscribers. We reduce the barriers to wireless service by providing service without requiring a social security number, bank information, or credit check. Customers can establish service by purchasing a Spot Mobile Corp. handset or a Spot Mobile Corp. Activation Kit. Spot Mobile Corp. sells service through Master Agents, sub-agents, and dealers. We distribute handsets, activations kits (SIM cards included) and point of sale materials into these distribution channels. Customers can purchase refill airtime in denominations of $5, $10, $20, $30, and $50. Customers purchasing a Spot Mobile Corp. Activation Kit can activate any unlocked GSM handset, including but not limited to iPhones, Blackberries and other GSM Smartphones. Customers can purchase handsets, SIM cards, and additional air time at retailer locations. Furthermore, additional air time can be purchased at our website, or through our 1-800 customer service line, or using an interactive voice response system.

Our standard prepaid plan is 10 cents per minute and 5 cents per text message. All standard plan airtime is good for 90 days. Additionally, we plan to offer Unlimited Talk & Text as well as Unlimited Talk, Text and Data plans.

Prepaid Handset, SIM Cards

We sell and distribute smart phone handsets and SIM cards branded under the name Spot Mobile. Our smart phone handsets and SIM cards operate on the GSM platform. Our smart phones only accept our prepaid SIM cards, while our SIM cards can be utilized with all GSM enabled phones.

Distribution

We primarily utilize the services of master distribution agents (“Master Agents”) to establish our distribution network. In addition to this channel, we use the Internet and web centric marketing techniques. Our Master Agent channel is a well established network of Master Agents, sub-agents, jobbers, detailers and dealers (actual retail stores and locations) that we have developed in order to simplify the distribution process and supply all of our products into the markets where our strategic consumers shop. Our Master Agents typically have a national footprint and reach throughout the domestic U.S. and territories. Our sub-agents provide a more regionalized reach in areas and typically report through a Master Agent so they can receive a greater wholesale discount. Jobbers and detailers are more localized and they usually have a specific area and established group of dealers they sell to on a weekly and monthly basis. Their primary purpose is to keep the shelves stocked with our product and manage any competitive threats. In our current distribution arrangement our Master Agents work directly with sub-agents, jobbers, detailers and dealers to insure that our products make it to market to meet demand. All of the distribution agents within our channel specialize in distribution to retail locations that include convenience stores, non-traditional wireless stores, boutique wireless stores, liquor stores, gas stations, bodegas, ethnic markets, flea markets and large scale ethnic community events. Our distribution agents have been distributing products through these channels and have deep relationships within their distribution networks.

Our web-based distribution consists of our own branded Spot Mobile website, prepaid wireless affiliates operating as prepaid wireless retail resellers of handsets, SIM cards and airtime, and our web-based marketing techniques that we anticipate using to drive growth. Our own website will offer all of our services including airtime plans, handsets and SIM cards. Our affiliates will offer refill airtime, selected handsets and SIM card kits.

Sales and Marketing - Distribution Channels

Spot Mobile Corp. sells services through our distribution channels to strategic consumer segments that we have identified through other previous prepaid wireless sales success, secondary research and sales trends in the wireless industry. Our strategic segments include the unbanked, credit challenged, bargain wireless shoppers, dissatisfied postpaid users, immigrants requiring discounted international calling service to their country of origin, and fixed budget customers such as teens, “tweens” and fixed income seniors. Within our distribution channel we have identified the consumers that live and shop in localized neighborhoods. These customers typically do not have the disposable income or means to shop at the “big box” and super retailer locations. More typically our unbanked, credit-challenged and ethnic target segments shop in local markets, bodegas and retail locations.

We expect to reach these strategic consumer segments through our Master Agent channel as well as the Internet. Many of these customers are dissatisfied with confusing and expensive postpaid plans, as well as the lengthy contract terms and the expensive early termination fees required by the large carriers for postpaid plans. The postpaid plans these customers are migrating away from require additional fees for services such as International calling and also impose overage charges. Postpaid customers are also frustrated with confusing and complex fees and taxes which make the postpaid plans even more expensive. We believe our customers and all of these segments are also drawn to our service because they are more satisfied with the price and value we offer. We do not require a credit check or any term commitments, nor do we require a contract for service.

In addition, customers that have unlocked GSM handsets are drawn to our convenient programs because they can establish service by simply purchasing a SIM card. As more new generation smart phones are introduced into the market, the first and second generation smart phones are handed down to family members and other less affluent segments that cannot afford the postpaid programs. These customers can establish service with us by purchasing a SIM card.

Based on our management team’s industry knowledge, we should be able to achieve our objectives by executing our strategy to gain new prepaid wireless customers, and to displace existing wireless customers that are frustrated with their current carriers and postpaid plans by offering our plans, services, handsets and SIM cards.

Mr. Prepaid provides POSA terminals to the same channel and other retail locations allowing these retailers to offer prepaid airtime to almost any prepaid wireless carrier. The customers are part of the Master Agent channel, including convenience stores, liquor stores and gas stations. We currently carry refill airtime for all of the significant prepaid wireless carriers.

Spot Mobile Corp. expects to launch into our distribution channel with our master wholesale distributor and several of its sub-agents. Over the next six to nine months, the Company expects to ramp up to over 15,000 retail locations. Our initial launch will be in Southern California, Detroit, Illinois and Atlanta, Georgia. Our Southern California launch will include locations as far south as San Diego, east to Palm Springs and San Bernardino, and north to Central California. Our second phase will include the top distributor in Puerto Rico. We then expect to roll out to stores in Texas (Houston and Dallas), San Francisco, Louisiana, New York, New Jersey, Boston, Chicago, St. Louis, Oregon, Washington, Nevada, Arizona and Florida.

Intellectual Property

We do not hold any material intellectual property rights nor do we expect to acquire any material intellectual property rights in the near future.

Research and Development

Our research and development (“R&D”) efforts have been limited in scope. Our R&D efforts may in some cases involve market research to gauge consumer responses and purchasing habits. In such cases, we would engage a third party research firm to execute the R&D efforts. We have developed the systems required to utilize our switch and network to transport calls, control fraud and allow in-network international long distance calling at discounted prices.

Business Strategy

Our core objective is to expand both our product base with the offering of our proprietary Spot Mobile prepaid cellular product and the market for our products by increasing the number of retailers which offer Mr. Prepaid’s products. We also intend to offer our mobile virtual network operator (MVNO) mobile telephones through both Mr. Prepaid’s distribution network and through wholesale distributors.

We plan to achieve our goal by pursuing both acquisition and organic expansion opportunities in selected markets to gain access to products and services that enhance our offerings, add talent, gain customer recognition in key markets, and improve operational efficiency.

Competition

In the U.S., the wireless market is dominated by national wireless service providers including AT&T, Sprint, Nextel, Verizon and T-Mobile. In addition, in many markets there are regional wireless service providers, such as U.S. Cellular, MetroPCS and Leap Wireless. We expect competition to intensify as a result of continuing increases in wireless market penetration levels, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes. Several higher-speed wireless technologies have been deployed by various wireless service providers, while others are in the process of being developed to meet the growing customer appetite for wireless communications in both fixed and fully mobile environments. Wireless service providers are in various stages of deploying their own 3G networks, and fourth generation (4G LTE) technologies are being developed and deployed. In addition, some municipalities and communications companies have been deploying networks of small Wi-Fi access points. Competition may also increase if smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized and more experienced wireless service providers. We also compete with resellers that buy bulk wholesale service from facilities-based wireless service providers for resale.

The wireless industry also faces competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services. Other participants in the wireless value chain, including data application and content providers and device manufacturers, are introducing products and services directly to wireless consumers, rather than through wireless service providers, in order to compete more effectively for wireless data revenues. Also, several device makers are making third-party applications and content available by bundling them with their products. For example, Apple Inc. is packaging software applications and content with its phones, and Google Inc. has developed an open operating system and related applications for mobile devices that has been deployed on phones that certain other wireless service providers currently offer. In addition, in January 2010, Google began selling its own branded phone directly to consumers via its web store. Third parties, such as Skype, are also now offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service.

Prepaid wireless service is a fast growing service segment in the wireless industry. Currently, two out of three customers that sign up for new service choose a prepaid program. International Data Corporation (IDC) reports that there are currently 290 million wireless users in the U.S. This represents 95% market penetration. IDC also reports that customers with prepaid wireless service represent 22% of this market, which amounts to approximately 64 million users. IDC projects that by 2015 prepaid wireless customers will represent 55% of the wireless customers, an estimated 160 million users. According to Prepaid Press, this represents an average of 19 million users migrating to prepaid accounts over the next 5 years.

We believe that our GSM network products are in more demand than competing CDMA products and we expect that this will enable us to increase market penetration.

Regulation of Products and Services

The U.S. Federal Communications Commission (“FCC”) has jurisdiction over our interstate telecommunications services and other matters under the Communications Act of 1934, as amended (Communications Act). The Communications Act generally provides that we may not charge unjust or unreasonable rates, or engage in unreasonable discrimination when we are providing services as a common carrier, and regulates some of the rates, terms and conditions under which we provide certain services. The FCC also has adopted regulations governing various aspects of our business including: (i) use and disclosure of customer proprietary network information; (ii) telemarketing; (iii) assignment of telephone numbers to customers; (iv) provision to law enforcement agencies of the capability to obtain call identifying information and call content information from calls pursuant to lawful process; (v) accessibility of services and equipment to individuals with disabilities if readily achievable; (vi) interconnection with the networks of other carriers; and (vii) customers’ ability to keep (or “port”) their telephone numbers when switching to another carrier.

The FCC regulates the licensing, construction, operation, acquisition and transfer of Mobile Network Operator (“MNO”) communications systems. The FCC and Congress continuously consider changes to these laws and rules. Adoption of new laws or rules may raise the cost of providing service or require modification of our business plans or operations. As an MVNO, we utilize other services of MNOs which are dependent on the regulatory compliance of the MNO.

State public utility commissions also regulate our telephone operations with respect to certain telecommunications intrastate rates and services and other matters. Our competitive local exchange carrier and long distance operations are generally classified as non-dominant and lightly regulated the same as other similarly situated carriers.

Employees

As of January 31, 2011, we employed 20 full-time employees and contract personnel. Approximately seven of the employees are management personnel, four are in customer service, four are in network management and support, and five are staff members. We maintain a satisfactory working relationship with our employees and we have not experienced any labor disputes or any difficulty in recruiting staff for our operations.

Properties

Our principal executive offices are located at 4950 Yonge Street, Suite 900, North York, Ontario M2N 6K1. Our subsidiaries operate from approximately 5,000 square feet of office space at 300 - 71st Street, Miami Beach, Florida 33141 at a cost of approximately $7,000 per month. Our subsidiaries operate their technology assets at a data center facility located at 50 NE 9th Street, Miami, Florida at a monthly cost of approximately $15,000. This facility accommodates switches for many other carriers and provides ease of access within an environmentally controlled space with full back-up systems.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. These facilities are critical to our operations; however, suitable alternative premises can be made available in substantially all of the locations where we conduct business. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and dispose of existing facilities. For a discussion of certain related party transactions concerning our leased office facility, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

ITEM 1A.	RISK FACTORS

An investment in Spot Mobile involves significant risks. You should carefully consider the risks described below, together with all of the other information in this Annual Report. The risks and uncertainties described below are not the only risks that may have a material adverse effect on us. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Risks Related to our Business and Industry

We have incurred substantial losses in the past and may continue to incur additional losses in the future.

The Company incurred a net loss of $(3,560,414) for the fiscal year ended October 31, 2010 as compared to a net loss of $(712,601) for the prior fiscal year. The Company has an accumulated deficit of $(6,563,290). The Company may incur additional losses as it attempts to develop and expand its operations and to market and sell its products. No assurance can be given that the Company will achieve or sustain profitability. As a result of the Company’s limited operating history and the nature of the market in which it competes, it is difficult for the Company to forecast revenues or earnings accurately. No assurance can be given that the Company will be successful in accomplishing its goals or that it will generate sufficient revenue to become profitable or to sustain profitability.

Our independent auditors have included a going concern paragraph in their audit opinion on our consolidated financial statements for the year ended October 31, 2010. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional financing to provide the capital required to maintain or expand our operations and to meet our obligations to our senior debt holders, if cash flow from operations is insufficient to do so. We may be unable to meet our obligations to our senior debt holders as they mature. We cannot predict with certainty the timing or account of any such capital requirements. If such financing is not available on satisfactory terms, we may be unable to maintain or expand our business or to develop new business at the rate desired, and our operating results may suffer. If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and our ability to grow. If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect of the then current holders of equity.

We may not be successful in developing a market for our products.

Our business operations and financial performance depends on our ability to develop distribution channels for our products. We expect the majority of our products will be distributed through master agents with whom we negotiate sales commissions. The competition for distribution channels is intense and is based primarily upon quality of product, availability of sufficient product and sales commissions. There can be no assurance that we will be successful in developing sufficient distribution channels.

Our financial performance may be harmed if unfavorable economic conditions adversely affect consumer spending.

The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer spending, including economic conditions affecting disposable consumer income such as employment, business conditions, taxation and interest rates. Other events that adversely affect the economy diminish the willingness of consumers to purchase nonessential items, such as our products. There can be no assurance that consumer spending will not be affected by adverse economic conditions, thereby adversely affecting our business, financial condition and results of operations.

We face competition from many other types of companies for customers.

The markets for our products and services are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. There are no significant barriers to entry in the industry in which we operate. We have significant competitors and may face increased competition from new entrants or existing competitors who focus on market segments currently served by us. These competitors include large and small retailers, wholesalers, and international competitors. Many of these competitors are larger and have significantly greater financial, marketing and other resources than we do. There can be no assurance that we will be able to maintain or increase our market share in the future. Any failure of our business to compete successfully would materially and adversely affect our financial condition and results of operations.

We may not be able to respond in a timely and cost effective manner to changes in consumer preferences.

The products and services that our businesses offer are subject to changing consumer preferences. A shift in consumer preferences away from the products and services we offer could have a material adverse effect on our business, financial condition and results of operations. Our future success depends in part on our ability to anticipate and respond to changes in consumer preferences and there can be no assurance that we will respond in a timely or effective manner. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales of our products and services, significant markdowns or write-offs of inventory, increased product returns and lower margins, which would have a material adverse effect on our business, financial condition and results of operations.

Our business would be harmed if our third party manufacturers and service providers are unable to deliver products or provide services in a timely and cost effective manner.

Our mobile telephone products are manufactured by other companies, primarily in the Far East. If our suppliers are unable, either temporarily or permanently, to deliver products in a timely and cost effective manner, it could have an adverse impact on our business, financial condition and results of operations. It is critical that our product manufacturers produce high-quality, reasonably priced products in a timely fashion. However, because our primary product manufacturers are foreign companies which require longer lead times for products, any delay in production or delivery would adversely affect sales of the product and our business, financial condition and results of operations.

We are dependent upon our MNO to provide access to the AT&T and T-Mobile cellular networks and services for billing and maintaining customer balances. We are also dependent upon on our own network to provide switching, routing, billing, payment systems, fraud monitoring and customer service. Any interruption or failure in either of the MNO network or our own network for any reason could adversely affect our financial condition or results of operations.

Our financial performance would be harmed if we suffer disruptions in our ability to fulfill orders.

Our ability to provide effective customer service, efficiently fulfill orders and distribute our products depends, to a large degree, on the efficient and uninterrupted operation of the manufacturing and related distribution centers, and management information systems run by third parties and on the timely performance of other third parties such as shipping companies and the United States Postal Service. Any material disruption or slowdown in our manufacturing, order processing or fulfillment systems resulting from strikes or labor disputes, telephone down times, electrical outages, mechanical problems, human error or accidents, fire, natural disasters, adverse weather conditions or comparable events could cause delays in our ability to receive and distribute orders and may cause orders to be lost or to be shipped or delivered late. As a result, customers may cancel orders or refuse to receive goods on account of late shipments that would result in a reduction of net sales and could mean increased administrative and shipping costs. Our success depends in part on our maintaining high quality customer service and any failure to do so could adversely affect our business, financial condition or results of operations.

We may experience merchandise returns or warranty claims in excess of our expectations.

We make allowances in our financial statements for anticipated merchandise returns and warranty claims based on historical return rates. There can be no assurance that actual merchandise returns and warranty claims will not exceed our allowances. In addition, because our allowances are based on historical return rates, there can be no assurance that the introduction of new merchandise, changes in the merchandise mix or other factors will not cause actual returns to exceed return allowances. Any significant increase in merchandise returns and warranty claims, or merchandise returns and warranty claims that exceed our allowances, could adversely affect our business, financial condition and results of operations.

We may be subject to product liability claims.

The Company’s operations could be impacted by the both genuine and fictitious claims regarding the Company’s products. The Company could also suffer losses from a significant product liability judgment against it. A significant product liability judgment could also result in a loss of consumer confidence in the Company’s products and an actual or perceived loss of value of the Company’s brand, materially impacting consumer demand. Although the Company intends to carry product liability insurance, the amount of liability from product liability claims may exceed the amount of any insurance proceeds received by the Company.

Changes in the regulatory framework under which we operate could adversely affect our business prospects or results of operations.

Our domestic operations are subject to regulation by the FCC and other federal, state and local agencies, and our international operations are regulated by various foreign governments and international bodies. These regulatory regimes frequently restrict our ability to operate in or provide specified products or services in designated areas, require that we maintain licenses for our operations and conduct our operations in accordance with prescribed standards. We are frequently involved in regulatory proceedings related to the application of these requirements. It is impossible to predict with any certainty the outcome of pending federal and state regulatory proceedings relating to our provision of retail or wholesale services, or the reviews by federal or state courts of regulatory rulings. Unless we are able to obtain appropriate relief, existing laws and regulations may inhibit our ability to expand our business and introduce new products and services.

Similarly, we cannot guarantee that we will be successful at obtaining the licenses, if required, to carry out our business strategy or in maintaining our existing licenses. The loss of, or a material limitation on, certain of our licenses could have a material adverse effect on our wireless business, results of operations and financial condition.

The adoption of new laws or regulations or changes to the existing regulatory framework at the federal or state level could also adversely affect our business plans.

Unforeseen new regulations could restrict the ways in which we can manage our wire line and wireless networks, impose additional costs, impair revenue opportunities, and potentially impede our ability to provide services in a manner that would be attractive to us and our customers. If new rules are adopted that limit our flexibility in managing our networks and delivering services, these rules could have a significant adverse effect on our business, restrict our ability to compete in the marketplace and limit the return we can expect to achieve on past and future investments in our networks.

Our failure to retain and attract qualified personnel could harm our business.

The Company’s success depends on the Company’s ability to attract, train and retain qualified personnel. Competition for qualified personnel is intense and the Company may not be able to hire sufficient personnel to achieve the Company’s goals or support the anticipated growth in the Company’s business. The market for the personnel the Company requires is competitive. If the Company fails to attract and retain qualified personnel, the Company’s business will suffer.

Additionally, companies whose employees accept positions with competitors often claim that such competitors have engaged in unfair hiring practices. The Company may receive such claims in the future as the Company seeks to hire qualified employees. The Company could incur substantial costs in defending against any such claims.

We may have difficulty managing any future growth.

To implement the Company’s business objectives, it may need to grow rapidly in the future and the Company expects that such growth would lead to increased responsibility for both existing and new management personnel. To help manage future growth effectively the Company must maintain and enhance its financial and accounting systems and controls, hire and integrate new personnel and manage expanded operations. The growth in business, headcount and relationships with customers and other third parties is expected to place a significant strain on the Company’s management systems and resources. The Company will need to continue to improve its operational, managerial and financial controls, reporting systems and procedures, and will need to continue to expand, train and manage its work force. The Company’s failure to manage its future growth successfully would have a material adverse effect on the quality of its products and technology, its ability to retain customers and key personnel and its operating results and financial condition.

Risks Related To Ownership of our Common Stock

There is a limited market for our securities.

There is a limited trading market for our common stock. There can be no assurances that an established trading market will develop for our common stock in the future. Such a market, if it does develop for our common stock, could be subject to extreme price and volume fluctuations. In the absence of an active trading market:

•	investors may have difficulty buying and selling or obtaining market quotations;

•	market visibility for our common stock may be limited; and

•	a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The OTC Bulletin Board is an over-the-counter market that provides significantly less liquidity than other established exchanges or Nasdaq.

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board which provides less liquidity than other established markets or exchanges. The sale of shares could have a depressing effect on the market price if a market develops. Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain sec rules applicable to penny stocks.

To the extent the price of our common stock remains below $5.00 per share or we have a net tangible assets of $2,000,000 ($5,000,000 if we are deemed to be in continuous business for less than three years) or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the-bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person. These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

We do not intend to pay any dividends on our common stock in the foreseeable future.

We currently intend to retain all future earnings, if any, to finance our current and proposed business activities and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We may also incur indebtedness in the future that may prohibit or effectively restrict the payment of cash dividends on our common stock.

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

We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected. As of October 31, 2010, our management has concluded that our disclosure controls and procedures were inadequate due to certain material weakness in internal controls over financial reporting including: (i) not maintaining sufficient personnel with clearly delineated and fully documented responsibilities and with an appropriate level of accounting expertise; (ii) insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues; and (iii) lack of entity level controls at our subsidiaries. Although the Company has taken steps to address these weaknesses, we cannot be certain at this time that we will be able to successfully remediate these weaknesses which may require us to report one or more material weaknesses in connection with the presentation of our financial statements in the future. Material weaknesses in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on the services of key personnel.

Our success depends to a significant extent upon the continued service of our senior management, including Charles Zwebner, our Chairman and Chief Executive Officer, and Jeffrey Kapner, President of our subsidiary, Spot Mobile Corp. Except for Mr. Kapner, none of our executive officers have any written employment agreements with the Company and we do not carry key man life insurance on any of their lives. The loss of services from any of such key personnel could have a material adverse effect on our business or results of operations. Furthermore, our continued growth strategy depends on the ability to identify, recruit and retain key management personnel. The competition for such employees is intense, and there can be no assurance we will be successful in such efforts. We are also dependent on our ability to continue to attract, retain and motivate production, distribution, sales, communications and other personnel.

As a public company we incur costs and we need to offset these costs by decreasing other expenses and/or increasing revenues, we may not be able to absorb these costs which may adversely affect our operations.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as amended, as well as new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. We are in the process of implementing corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations as well as employment contracts for key personnel; however, we expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

The measures we take may not be sufficient to satisfy our obligations as a public company and we expect the implementation costs and engagement of professionals to assist in the implementation to be prohibitive in the short term.

There can be no assurance that our current or future management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements without significant cost to us. Unless we offset the additional costs by decreasing other expenses and/or increasing revenue or raising additional capital, we may not be able to absorb the costs of complying with Sarbanes Oxley and our SEC reporting requirements, which may divert funds away from marketing activities and maintaining state of the art manufacturing equipment, either of which could adversely affect our operations. Further tightening may require us to defer management salaries, which may discourage current management personnel and prospects from remaining with or joining the Company. We can make no assurances that we will not defer executive salaries, which could affect our ability to attract, recruit or retain qualified management personnel that would otherwise help us minimize the professional costs associated with our compliance and reporting requirements.

Certain stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) together own an aggregate of approximately 26% of our outstanding common stock. Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change of control of the Company and might affect the market price of our common stock, even when a change of control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Certain conflicts of interest could arise.

Charles J. Zwebner, our Chief Executive Officer, is also the sole officer and director of Blackbird Corporation and its subsidiary, Yak America Inc. Therefore, Mr. Zwebner will need to devote a portion of his time and efforts to these companies. Blackbird is in the process of being liquidated and dissolving. Additionally, it is expected that no further material resources will be spent on the business of Yak America as its management considers alternative plans to divest the business over the next two years. Accordingly, it is not expected that Mr. Zwebner will devote significant time to the affairs of these entities. However, if additional time or resources are required to wind down or otherwise address the operations of these companies, conflicts may limit the availability of Mr. Zwebner to manage the Company.

Our board of directors has not established any committees.

We have not established any committees including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. Our Board of Directors consists of only three members, which are also executive officers of the Company, and has not delegated any of its functions to committees. The members of our Board of Directors do not qualify as “independent” under any exchange or SEC standard. The entire Board of Directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. Our Board of Directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Further, as we are currently quoted on the OTC Bulletin Board, we are not subject to any exchange rule which includes qualitative requirements mandating the establishment of any particular committees or that a majority of our Board of Directors be independent. We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board of Directors has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.

The issuance of additional shares of common stock or preferred stock could change control of the Company.

Our certificate of incorporation authorizes the Board of Directors, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, with the numbers of shares of each series to be determined by the Board of Directors. Our certificate of incorporation further authorizes the Board of Directors to fix and determine the powers, designations, preferences and relative participating, optional or other rights (including, without limitation, voting powers, preferential rights to receive dividends or assets upon liquidation, rights of conversion or exchange into common stock or preferred stock of any series, redemption provisions and sinking fund provisions) between series and between the preferred stock or any series thereof and the common stock, and the qualifications, limitations or restrictions of such rights. In the event of issuance, preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our Company. We have 1,000,000,000 shares of common stock authorized, including 28,253,594 shares which are issued and outstanding. Our existing shareholders may suffer dilution in their interest without having the opportunity to approve any transactions pursuant to which the Company may issue additional shares of common stock or preferred stock. Although we have no present plans to issue additional shares of common stock (other than through the terms of the Private Placement or the exercise of outstanding warrants or options) or series or shares of preferred stock, we can give no assurance that we will not do so in the future.

A NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report (including the exhibits) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), such as statements relating to our financial condition, results of operations, plans, objectives, future performance or expectations, and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, statements that are based on management’s projections, estimates, assumptions, and judgments constitute forward-looking statements. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “approximately,” “intend,” “objective,” “goal,” “project,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such statements involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Some factors include, but are not limited to, those described under the “Risk Factors,” in this Item 1A of our Annual Report.

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. Such forward-looking statements speak only to the date that such statements are made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. We do not promise to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect these statements other than material changes to such information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 4950 Yonge Street, Suite 900, North York, Ontario M2N 6K1. Our subsidiaries operate from approximately 5,000 square feet of office space at 300 - 71st Street, Miami Beach, Florida 33141 at a cost of approximately $7,000 per month. Our subsidiaries operate their technology assets at a data center facility located at 50 NE 9th Street, Miami, Florida. This facility accommodates switches for many other carriers and provides ease of access within an environmentally controlled space with full back-up systems. Monthly cost is approximately $15,000.

We believe that our existing facilities are suitable and adequate and that we have sufficient capacity to meet our current anticipated needs. These facilities are critical to our operations; however, suitable alternative premises can be made available in substantially all of the locations where we conduct business. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire or lease additional facilities and dispose of existing facilities. For a discussion of certain related party transactions concerning our leased office facility, see “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks and other intellectual property of third parties by the Company. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

Coastline Capital On May 5, 2008, we filed a lawsuit against Coastline Capital for Declaratory Relief related to certain debenture transactions. Our suit for Declaratory Relief sought a Judgment from the Court that Coastline Capital had not earned a broker’s fee in the subject transaction in that Coastline Capital did not represent us in the transaction that closed and, pursuant to the terms of the brokerage contract, Coastline Capital was not entitled to a broker’s fee. The parties agreed to binding arbitration to resolve the dispute and the arbitration proceeding was concluded in May 2010. On June 10, 2010, the arbitrator awarded Coastline Capital the amount of $300,000. We recorded the net amount of the award in the first quarter of fiscal year 2010 as a loss on legal settlement. Coastline Capital has obtained a judgment against the Company in the amount of $434,520.20, inclusive of attorney fees and costs, in the Superior Court of California. As of January 5, 2011, Coastline Capital has filed a petition in the Circuit Court of the Eleventh Judicial District, Miami-Dade County, State of Florida for the enforcement and execution in Florida of its California state court judgment. The Company is in settlement negotiations with respect to this matter.

Liotta Litigation On November 24, 2009, Matthew Liotta filed a first amended complaint in Fulton County Georgia against us and one of our former subsidiaries alleging wrongful termination and damages for unpaid compensation pursuant to a written employment contract. On January 12, 2010, the Company and its former subsidiary filed an answer denying the allegations of the complaint and asserting affirmative defenses including that neither the Company nor its former subsidiary had ever executed an employment contract with Matthew Liotta. On July 28, 2010, we entered into a Release and Settlement Agreement with the plaintiffs (the “Liotta Settlement Agreement”). Pursuant to the Liotta Settlement Agreement we agreed to issue an aggregate of 350,000 shares of Common Stock to the plaintiffs in exchange for a full release of all liabilities, damages and obligations relating to this matter as well as a dismissal of the lawsuit. The Settlement Agreement also related to the litigation described below regarding the former One Ring shareholders.

Former One Ring Networks Shareholders Litigation Five of the 11 former shareholders of One Ring Networks, Inc., a former subsidiary of the Company, filed a lawsuit, in The District Court of Nebraska, against the Company claiming that the earn out portion of the purchase price due to them under that certain Stock Purchase Agreement between One Ring and the Company dated March 28, 2008 was incorrectly calculated and unpaid. On January 27, 2010, we filed an answer to the complaint denying the allegations of the complaint and asserted affirmative defenses. As described above, on July 28, 2010, we entered into the Settlement Agreement pursuant to which this lawsuit has been dismissed.

Wasserman, Comden, Casselman & Esensten, L.L.P. Litigation In December 2010, Wasserman, Comden, Casselman & Esensten, L.L.P. (“Wasserman”) filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, Northwest District. This matter involved claims by the Company’s former attorneys for alleged breach of contract and seeks damages in the amount of $132,097.93 representing amounts invoiced to the Company for legal services previously rendered. As of January 28, 2011, the Company entered into a Settlement Agreement and Mutual Release with respect to this matter (the “Wasserman Settlement Agreement”). Pursuant to the Wasserman Settlement Agreement, we agreed to pay $75,000 to the plaintiff in exchange for a full release of all liabilities, damages and obligations relating to this matter as well as a dismissal of the lawsuit.

In connection with the initial closing under the Share Exchange Agreement (described above), our former subsidiary Telenational Communications Inc. agreed to indemnify and hold us harmless from all liabilities of Telenational and One Ring including any claims, losses or damages arising from or relating to the legal proceedings described above.

In addition to the above, from time to time, we are periodically a party to or otherwise involved in legal proceedings arising in the normal and ordinary course of business. Other than as described above, as of the date of this Annual Report, management does not believe that there is any proceeding threatened or pending against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for the shares of our common stock and there can be no assurance that a liquid market for our common stock will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, our shareholders may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

Our common stock is quoted on the OTCBB under the symbol “RPID.” The range of closing prices for our common stock, as reported on the OTCBB during each quarter since October 2009 was as follows. These quotations are adjusted for our Reverse Stock Split and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

October 31, 2009	$1.20	$0.90
January 31, 2010	$0.90	$0.30
April 30, 2010	$3.30	$1.20
July 31, 2010	$1.80	$1.20
October 31, 2010	$1.50	$0.60

On January 31, 2011, our common stock had a closing price of $0.72.

Holders

As of February 1, 2011, there were approximately 562 security holders of record of our common stock.

Transfer Agent and Registrant

Our transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway, Suite 120, Frisco, Texas 75034. Their phone number is 469-633-0101.

Dividend Policy

Holders of our common stock are entitled to receive dividends when and if declared by our Board of Directors out of funds legally available. We, however, have never paid any cash dividends and do not anticipate paying any cash dividends in the foreseeable future. Instead we intend to retain any future earnings to support the development and growth of our business. We may consider payment of dividends at some point in the future, but the declaration of dividends is at the discretion of the Board of Directors, and there is no assurance that dividends will be paid at any time. Our Board of Directors will make any such future determination as to the payment of dividends at its discretion, and its determination will depend upon our operating results, financial condition and capital requirements, general business conditions and such other factors that the Board of Directors considers relevant. In addition, our loan agreements with various lenders prohibit us from paying cash dividends or making other distributions on our common stock without prior consent.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion should be read in conjunction with the information contained in our audited consolidated financial statements and the related notes thereto, appearing elsewhere herein.

Overview

We are a telecommunications services company which, through our wholly-owned subsidiaries, provide prepaid telecommunication and transaction based point of sale activation solutions through over 420 independent retailers in the Eastern United States. Our operations are conducted primarily through our wholly-owned subsidiaries: Mr. Prepaid and Spot Mobile Corp. Mr. Prepaid operates as a retail point of sale distributor of prepaid wireless airtime. Spot Mobile Corp. is a prepaid wireless MVNO. We distribute and sell prepaid wireless handsets and SIM cards, offering talk, text and data services for wireless subscribers. Our MVNO operates on the Global System for Mobile Communications (“GSM”) platform service and can offer wireless service on the AT&T and T-Mobile networks.

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

Revenue recognition:

Revenues generated by prepaid calling cards and point of sale activated Personal Identification Numbers (“PINs”), which represent the primary sources of our revenues, are recognized as revenue at the point of sale. Revenue from the sale of Spot Mobile cellular air time is recognized when the air time is used. Revenue from sale of Spot Mobile prepaid telephones is recognized at the point of sale.

Inventory:

Inventory consists of prepaid calling cards, PINs, cellular telephones and SIM cards which are valued at the lower of cost and net realizable value.

Accounts receivable:

Trade accounts receivable are stated at the amount we expect to collect. We regularly monitor credit risk exposures in accounts receivable and maintain a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by our management would also change, which in turn would impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize risk. Based on our management’s assessment we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $9,000 and $64,000 as of October 31, 2010 and 2009, respectively.

Property and equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill:

Goodwill relates to our Mr. Prepaid operating segment. The Company reviews goodwill arising from business combinations for impairment annually, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset, (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers the number of active stores and applies a fair market value per store to determine the fair market value of its goodwill.

Segment information:

Prior to October 29, 2010, we had one operating segment and one reporting unit. For the purpose of identifying the reporting units (i) an operating segment is a reporting unit if discrete financial information is available, (ii) management regularly reviews individual operating results, and (iii) similar economic characteristics of components within one operating segment in a single reporting unit. Our management regularly reviews one set of financial information, and all of our products share similar economic characteristics. To date, we have been developing and testing our Spot Mobile phone products. With the acquisition of the technology assets on October 29, 2010, we began operating in two segments; (i) our Mr. Prepaid retail segment which markets and distributes electronic prepaid telecommunication products through independent retailers, and (ii) our Spot Mobile MVNO offering prepaid mobile telephones and SIM cards and airtime utilizing our telecommunication assets. These two segments are required on a regular basis by our chief operating decision makers. All of our operations are in the United States and no customers are individually material to our operations.

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

During 2010 and 2009, we completed goodwill and long-lived asset impairment analyses. Based on the work performed, our management concluded that an impairment loss existed. Accordingly, we recorded non-cash impairment charges for goodwill and intangible assets in 2010 and in 2009. The impairment charges resulted primarily from the general economic downturn in the U.S. in 2008 and from a decline in the customer base since 2009. Our management estimated the impairment charges by cash flow analyses and by consideration of current market conditions and transactions in the prepaid telecommunications industry.

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

Results of Operations

Comparison of the Fiscal Year Ended October 31, 2010 to the Fiscal Year Ended October 31, 2009

Operating Revenues

Revenues for the fiscal year ended October 31, 2010 decreased by $7,665,000, or 32%, as compared to fiscal year 2009. This decrease is due to increased competition and lower margins resulting in our losses of stores, some of which became unprofitable. Our profit margin of a group of PINs that represents 50% of our sales has been reduced significantly, due to lower discounts from our supplier. Revenues for the 2010 period also include $57,000 from our subsidiary, Spot Mobile Corp.

Costs of Revenues

Cost of revenue for the fiscal year ended October 31, 2010 decreased by $6,933,000, or 30%, as compared to fiscal year 2009. The decrease in costs of revenues is consistent with reduction in revenues. Cost of revenues for 2010 also includes $189,000 from our subsidiary, Spot Mobile Corp., and a write-down of $210,000 related to net realizable value of our inventory of prepaid mobile phones.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $982,000, or 126%. General and administrative expenses for the 2010 fiscal year increased by $521,000 comprised primarily of Spot Mobile Corp. costs and legal, accounting and other professional costs related to being a publicly reporting company of $461,000. We also recorded a provision for goodwill impairment in our Mr. Prepaid segment of $200,000 (2009-$300,000).

Depreciation and Amortization

Depreciation and amortization decreased by $7,000 for the fiscal year ended October 31, 2010 as compared to fiscal year 2009. In this respect, we recorded a loss of $5,000 on the disposal of terminal PIN machines from former customers.

Interest Expense

Interest expense increased by $22,000 from fiscal year 2009, all relating to the senior secured debt we assumed under the initial closing under the Share Exchange Agreement on February 24, 2010.

Liquidity and Sources of Capital

On February 24, 2010, we executed a Convertible Promissory Note in the principal amount of $500,000 in favor of a third party lender (the “Convertible Note”). The principal amount under the Convertible Note will begin to accrue interest on February 28, 2011 at the rate of 3.00% per year with quarterly payments of interest commencing on June 1, 2011. The principal amount of the Convertible Note is due on December 31, 2011. Prior to maturity, the Convertible Note may be converted, at any time at the option of the holder, into shares of our common stock based on an initial conversion rate of $0.81 per share.

In July 2010, we commenced a private placement to “accredited investors” of up to 803,333 million shares of our common stock pursuant for an aggregate purchase price of $1,205,000 ($1.50 per share of common stock). For each share subscribed for in the private placement, each investor is also entitled to receive a warrant to purchase one share of our common stock at $4.50 per share and a warrant to purchase one share of our common stock at $2.70 per share. The issuance of the common stock and the warrants was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act, or Regulation D promulgated thereunder.

On January 25, 2011, we completed the initial closing of the Private Placement with the Investors, pursuant to which we sold to the Investors an aggregate of 41 Units at a purchase price of $50,000 per Unit. Each Unit is comprised of (i) 100,000 shares of our common stock; and (ii) a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events. In the initial closing, we sold 41 Units and received net proceeds of approximately $1.8 million after payment of placement agent fees and costs relating to the Private Placement. Pursuant to the terms of the Private Placement, we may issue up to an additional 39 Units, for a total 80 Units (which the Company and the placement agent may in their sole discretion increase to 100 Units), at a price of $50,000 per Unit. The net proceeds from the Private Placement will be used to fund our ongoing operations and to provide working capital.

Overall Cash Inflows and Outflows

Our operating activities used approximately $1,430,000 of cash during the fiscal year ended October 31, 2010, which primarily resulted from decreased operating revenues, and changes in our current assets and liabilities. Based on a negative operating cash flow during fiscal year 2010, and generally a history of negative operating cash flows, our fiscal 2010 audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

At October 31, 2010, we had cash and cash equivalents of $156,000, an increase in cash and cash equivalents of $84,000 from the balance at October 31, 2009. We had working capital deficits at October 31, 2010 and October 31, 2009 of approximately $2,942,000 and $898,000, respectively. This increase in working capital deficit is primarily attributable to share subscriptions of $1,205,000 in July 2010 and net cash used in operations.

The consolidated financial statements have been prepared assuming we will continue as a going concern. We have incurred net losses of approximately $3,560,000 and $713,000 during the years ended October 31, 2010 and 2009, respectively. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Funding of our current and future anticipated operating losses, and expansion of the Company will require continuing capital investment. Our strategy is to fund these cash requirements through debt and equity financing.

We obtained financing in July 2010 of $1,205,000 and in January 2011 of $1,800,000 under private placements of our capital stock.

There can be no assurance that sufficient debt or equity financing will be available in the future or that it will be available on terms acceptable to us. Failure to obtain sufficient capital could materially affect our operations in the short term and hinder expansion strategies. We continue to explore external financing opportunities. Historically, some of our funding has been provided by our shareholders. At October 31, 2010, approximately 16% of our debt is due to some shareholders and other related parties.

Our operating history makes it difficult to accurately assess our general prospects in the prepaid telecommunications industry and the effectiveness of our business strategy. In addition, we have limited meaningful historical financial data upon which to forecast our future sales and operating expenses. Our future performance will also be subject to prevailing economic conditions and to financial, business and other factors. Accordingly, we cannot assure that we will successfully implement our business strategy or that our actual future cash flows from operations will be sufficient to satisfy debt obligations and working capital needs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Spot Mobile International Ltd.

We have audited the accompanying consolidated balance sheets of Spot Mobile International Ltd. (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spot Mobile International Ltd. as of October 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $3,560,000 for the year ended October 31, 2010, and has a working capital deficiency and shareholders’ deficit of approximately $2,942,000, and $2,703,000, respectively, at October 31, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, on June 7, 2010 Spot Mobile Corp. (“Spot Mobile”) was merged into the Company in a transaction between entities under common control. The consolidated financial statements for all periods presented were retrospectively adjusted to reflect the operations of Spot Mobile.

/s/ GHP HORWATH, P.C.

Denver, Colorado

February 15, 2011

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

ASSETS
	October 31, 2010	October 31, 2009
Current assets:
Cash	$156,465	$72,023
Accounts receivable, net	35,738	44,538
Inventory	138,116	332,496

Total current assets	330,319	449,057

Deposits	30,000	—
Equipment, net	1,204,196	75,438
Customer lists, net	212,500	362,500
Intellectual property, net	141,667	241,667
Goodwill	400,000	600,000

	1,988,363	1,279,605

Total assets	$2,318,682	$1,728,662

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,123,090	$189,667
Secured notes payable	1,175,000	—
Deferred revenue	2,027	—
Due to related parties	871,845	1,056,861
Note payable	100,000	100,000

Total current liabilities	3,271,962	1,346,528

Convertible promissory note	500,000	—
Senior secured note payable	1,250,000	—
Secured note payable, related party	—	2,000,000

Total liabilities	5,021,962	1,346,528

Shareholders’ deficit:
Series A preferred stock	—	10
Common stock (issued and outstanding 24,153,594 shares (2009- nil)	3,860,010	—
Accumulated deficit	(6,563,290)	(1,617,876)

Total shareholders’ deficit	(2,703,280)	(1,617,866)

Total liabilities and shareholders’ deficit	$2,318,682	$1,728,662

The accompanying notes are an integral part of these financial statements.

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended October 31,
	2010	2009

Revenue	$16,078,063		$23,743,147
Cost of revenue	16,019,588		22,953,351

Gross profit	58,475		789,796

Operating expenses:
Selling, general and administrative expenses	1,760,718		778,362
Costs related to Rapid Link transaction	243,765		—
Amortization	296,693		304,035
Impairment charges	200,000		300,000
Loss on legal settlements	970,000		—

	3,471,176		1,382,397

Loss from operations	(3,412,701)		(592,601)

Other expenses:
Loss on disposal of fixed assets	5,490		—
Interest expense	142,223		120,000

	147,713		120,000

Net loss	$(3,560,414)		$(712,601)

Net loss per share - basic and diluted	$(0.33)	$	*

Weighted average common shares outstanding	10,753,357		—

*	Amount is less than ($0.01) per share

The accompanying notes are an integral part of these financial statements.

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Preferred stock		Common stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid in Capital	Deficit	Total

Balance, November 1, 2008	10,000,000	$10	—	$—	$—	$(1,025,275)	$(1,025,265)

Accrued interest waived by shareholder						120,000	120,000

Net loss						(712,601)	(712,601)

Balance October 31, 2009	10,000,000	10				(1,617,876)	(1,617,866)

Common shares deemed issued and liabilities assumed in reverse merger transaction			4,333,595	130,000		(1,455,000)	(1,325,000)

Conversion of preferred stock into common stock on June 7, 2010	(10,000,000)	(10)	17,333,333	520,000	(519,990)	—	—

Conversion of secured note into common stock			1,333,333	40,000	1,960,000	—	2,000,000

Shares issued in connections with settlement of litigation			350,000	105,000	420,000	—	525,000

Shares issued under private placement			803,333	24,100	1,180,900	—	1,205,000

Accrued interest waived by shareholder						70,000	70,000

Net loss						(3,560,414)	(3,560,414)

Balance, October 31, 2010	—	$—	24,153,594	$819,100	$3,040,910	$(6,563,290)	$(2,703,280)

The accompanying notes are an integral part of these financial statements.

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended October 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,560,414)	$(712,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	296,693	304,035
Accrued interest waived by shareholder	70,000	120,000
Loss on impairment of goodwill	200,000	300,000
Loss on disposal of fixed assets	5,490	—
Non-cash loss on legal settlements	525,000	—
Changes in operating assets and liabilities:	—
Accounts receivable	8,800	18,224
Inventory	194,380	(219,393)
Deposits	(30,000)	—
Accounts payable and accrued liabilities	858,423	4,024
Deferred revenue	2,027	—

Net cash used in operating activities	(1,429,601)	(185,711)

Cash flows from investing activities:
Purchases of equipment	(5,941)	(41,451)

Net cash used in investing activities	(5,941)	(41,451)

Cash flows from financing activities:
Advances to related parties	(185,016)	375,964
Payments on note payable	—	(100,000)
Proceeds from issurance of common stock	1,205,000	—
Proceeds from convertible promissory note	500,000	—

Net cash provided by financing activities	1,519,984	275,964

Net Increase in cash	84,442	48,802

Cash - beginning of year	72,023	23,221

Cash - end of year	$156,465	$72,023

Supplemental disclosure of non-cash activities:
Liabilities assumed on reverse merger transaction	$1,325,000	—

Conversion of secured note into common shares	$2,000,000	—

Notes payable assumed upon acquisition of technology assets	$1,175,000	—

The accompanying notes are an integral part of these financial statements.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2010 AND 2009

1.	Organization and nature of business:

Through its operating subsidiaries, Mr. Prepaid Inc., a Florida corporation, (“Mr. Prepaid”) and Spot Mobile Corp. (“Spot Mobile”), Spot Mobile International Ltd. (the “Company”) markets and distributes electronic prepaid telecommunication products and services through independent retailers in the Eastern United States, and operates a mobile virtual network operation offering principally prepaid mobile telephones.

Through February 24, 2010, Mr. Prepaid was a wholly-owned subsidiary of Blackbird Corporation (“Blackbird”), a telecommunications company. On February 24, 2010, Mr. Prepaid was party to the initial closing under a Share Exchange Agreement, dated October 13, 2009, as amended by an Amendment to Share Exchange Agreements dated January 21, 2010 (collectively, the “Share Exchange Agreement”), by and among Rapid Link Corporation (“Rapid Link”), Blackbird, certain of the Rapid Link’s principal shareholders, certain principal shareholders of Blackbird, and Mr. Prepaid. Pursuant to the Share Exchange Agreement, Rapid Link acquired from Blackbird all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of Rapid Link’s newly-created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). As a result, Mr. Prepaid has become a wholly-owned subsidiary of Rapid Link.

The Series A Preferred Stock had certain rights and preferences including full voting rights. In addition, the shares of Series A Preferred Stock issued to Blackbird upon the initial closing were convertible into 17,333,333 shares of the Company’s common stock. As a result, on an as-converted basis, these 17,333,333 shares of common stock would constitute approximately 80% of the then-issued and outstanding shares of common stock. The conversion of the Series A Preferred Stock issued to Blackbird was subject to amending the Company’s certificate of incorporation to increase the amount of shares of common stock authorized to be issued by the Company to an amount sufficient to permit the conversion of all such shares of Series A Preferred Stock, which occurred in June 2010 (Note 10). The description of the rights and preferences of the Series A Preferred Stock is qualified in its entirety by reference to the Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (the “Certificate of Designations”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED OCTOBER 31, 2010 AND 2009

1.	Organization and nature of business (continued):

A subsequent closing under the Share Exchange Agreement was to occur subject to the satisfaction of certain additional conditions including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities. At such subsequent closing, Blackbird was to deliver to the Company all of the issued and outstanding shares of capital stock of all other Blackbird subsidiaries. Additionally, certain assets necessary to conduct the core business of Telenational, Rapid Link’s former subsidiary, were to be transferred to a wholly-owned subsidiary of the Company in exchange for the assumption by such transferee of certain indebtedness.

On June 7, 2010, Blackbird notified the Company that due to the inability of certain conditions to the consummation of subsequent closing to be satisfied timely, the subsequent closing was incapable of being completed. As a result, Blackbird advised the Company that it was exercising its rights to terminate the remaining portions of the Share Exchange Agreement which had yet to be performed, namely, the subsequent closing. Accordingly, as of June 7, 2010, the Share Exchange Agreement was terminated with no further force or effect, and no assets of Telenational and One Ring were transferred to the Company.

Notwithstanding the termination of the Share Exchange Agreement, Blackbird agreed to transfer its wholly-owned subsidiary, Spot Mobile, to the Company. The merger of Spot Mobile with the Company on June 7, 2010 has been accounted for as a merger between companies under common control. The results of operations of Spot Mobile are included in the results of the Company’s operations for all periods presented. The balance sheet of the Company for the year ended October 31, 2009, has been retrospectively adjusted to eliminate the intercompany accounts of Spot Mobile, and to include inventory of Spot Mobile of $209,000. Spot Mobile had no revenues and no significant expenses during the year ended October 31, 2009. Therefore, no other retrospective adjustments are included in the Company’s financial statements for the periods ended October 31, 2009. For the period from November 1, 2009 to June 7, 2010, Spot Mobile had revenues of approximately $7,500 and expenses of $280,000. Spot Mobile is a mobile virtual network operator (MVNO) offering principally prepaid mobile telephones and airtime. Spot Mobile has recently completed network development, testing and market analysis. The Company intends to commence full operations of Spot Mobile and distribute its prepaid phones beginning with its Mr. Prepaid retail base and then through a network of wholesale distributors and sales agents.

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (v) the Company’s lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $6,563,000 as of October 31, 2010. For the fiscal year ended October 31, 2010, the Company's net loss was approximately $3,560,000, on revenues of approximately $16 million.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED OCTOBER 31, 2010 AND 2009

1.	Organization and nature of business (continued):

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $3,560,000 and $713,000 during the years ended October 31, 2010 and 2009, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Funding of the Company’s current and future anticipated operating losses, and expansion of the Company will require continuing capital investment. The Company’s strategy is to fund these cash requirements through debt and equity financing (Note 17).

There can be no assurance that sufficient debt or equity financing will be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company’s operations in the short term and hinder expansion strategies. The Company continues to explore external financing opportunities. Historically, some of the Company’s funding has been provided by its shareholders. At October 31, 2010, approximately 16% of the Company’s debt is due to some shareholders and other related parties.

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

Revenue recognition:

Revenues generated by point of sale activated Personal Identification Numbers (“PINs”), which represent the primary sources of the Company’s revenues, are recognized as revenue at the point of sale. Revenue from the sale of Spot Mobile cellular air time is recognized when air time is used. Revenue from sale of Spot Mobile prepaid telephones is recognized at the point of sale.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED OCTOBER 31, 2010 AND 2009

2.	Summary of significant accounting policies (continued):

Inventory:

Inventory consists of prepaid calling cards and point of sale activated PINs, and cellular phones and SIM cards, held for resale, which are valued at the lower of cost and net realizable value.

Accounts receivable:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company regularly monitors credit risk exposures in accounts receivable and maintains a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for doubtful accounts. Specifically, if the financial condition of the Company’s customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. The Company reviews its credit policies on a regular basis and analyzes the risk of each prospective customer individually in order to minimize risk. Based on management’s assessment the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $9,000 and $64,000 as of October 31, 2010 and 2009, respectively.

Equipment:

Equipment is stated at cost less accumulated depreciation and amortization. Depreciation of office and computer equipment, furniture and fixtures and point of sale activation terminals is calculated using the straight-line method over the estimated useful lives of the assets ranging from three to seven years. Telecommunication switching systems are depreciated on the straight-line method over seven years. Expenditures for repairs and maintenance are charged to expense as incurred.

Goodwill:

Goodwill relates to our Mr. Prepaid operating segment. The Company reviews goodwill arising from business combinations for impairment annually in the fourth quarter, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers the number of active stores and applies a fair market value per store to determine the fair value of its goodwill.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED OCTOBER 31, 2010 AND 2009

2.	Summary of significant accounting policies (continued):

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if the preferred shares were converted into common stock. For each of the periods presented, the effect of the inclusion of the dilutive shares (including 1,430,428 and 627,095 common shares as of October 31, 2010 and 2009, respectively, issued under outstanding warrants, and 617,283 and 17,333,333 common shares as of October 31, 2010 and 2009, respectively, issuable under convertible debt and equity instruments) in which would have resulted in a decrease in loss per share and have been excluded from the calculation of diluted loss per common share.

Segment information:

Prior to October 29, 2010 the Company operated in one segment, however, with the acquisition of the technology assets from Yak America on October 29, 2010 (Note 14) we began operating our business in two segments: our Mr. Prepaid retail segment which markets and distributes electronic prepaid telecommunication products through independent retailers; and our Spot Mobile MVNO offering prepaid mobile telephones and SIM cards and airtime utilizing our telecommunications assets. These two segments are reviewed on a regular basis by our chief operating decision makers. All our operations are in the United States and no customers are individually material to our operations.

Long-lived assets:

Long-lived assets, including the Company’s customer lists and intellectual property related to the Mr. Prepaid operations, arising from business combinations, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

During 2010 and 2009, the Company completed goodwill and long-lived asset impairment analyses. Based upon the analysis performed, management concluded that an impairment loss existed on its goodwill. Accordingly, the Company recorded non-cash impairment charges for goodwill in 2010 and 2009. The impairment charges resulted primarily from declines in the customer base. Management estimated the impairment charges by cash flow analyses and by consideration of current market conditions and transactions in the prepaid telecommunications industry.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED OCTOBER 31, 2010 AND 2009

2.	Summary of significant accounting policies (continued):

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

Income taxes:

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. For the years ended October 31, 2010 and 2009, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is more likely than not.

Recent accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, all references made to US Generally Accepted Accounting Principles (“GAAP”) now use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it did not have any impact on the Company’s financial position or results of operations.

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

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED OCTOBER 31, 2010 AND 2009

3.	Equipment:

	2010	2009

Computer equipment	$3,251	$1,775
Furniture and fixtures	3,122	2,106
Point of sale activation terminals	126,362	170,434
Telecommunications switching platform (Note 14)	1,175,000	—

	1,307,735	174,315
Less accumulated depreciation and amortization	103,539	98,877

	$1,204,196	$75,438

4.	Goodwill and other intangible assets:

The following sets forth information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	2010	2009
Customer lists:
Gross carrying amount	$750,000	$750,000
Accumulated amortization	(537,500)	(387,500)

	$212,500	$362,500

	2010	2009
Intellectual property:
Gross carrying amount	$500,000	$500,000
Accumulated amortization	(358,333)	(258,333)

	$141,667	$241,667

Unamortized intangible asset
Goodwill	$400,000	$600,000

During 2010 the Company recorded an impairment charge of $200,000 (2009 - $300,000).

Amortization of intangibles is expected to be $250,000 and $104,000 in years 2011 and 2012 respectively.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED OCTOBER 31, 2010 AND 2009

5.	Due to related parties:

The amounts due to related parties represent cash advances made to the Company from other companies under common control and a Director. These amounts are unsecured and non-interest bearing with no specific terms of repayment, and payable upon demand.

6.	Note payable:

The note payable with a third party is non-interest bearing and is secured by a priority claim on all assets of the Company. This note was originally due in June 2008, and extended to December 2009. The note remains unpaid and is now due on demand.

7.	Convertible promissory note:

During the year ended October 31, 2010, the Company entered into a note with a third party that bears interest at 3% per year commencing February 28, 2011, and is due on December 31, 2011. Prior to maturity, the note may be converted at the option of the holder into common shares at a rate of $0.81 per share. The note has a standard conversion feature. As the date of the transaction, the market price of the Company’s common stock was not in excess of the conversion price. Therefore, management determined that there was no beneficial conversion feature.

8.	Senior secured note payable:

Upon initial closing under the Share Exchange Agreement on February 24, 2010, the Company assumed a senior secured note payable of $1,250,000. The terms of this secured note provide for interest only payments monthly at the rate of 8% per year. The principal amount of $1,250,000 is due on February 28, 2013. This note is collateralized by all assets of the Company.

9.	Secured notes payable:

On October 29, 2010, the Company assumed certain secured indebtedness of Blackbird in the amount of $ 1,175,000 in exchange for the technology assets acquired from Yak America Inc. a wholly owned subsidiary of Blackbird. These notes are secured by the telecommunications switching platform and are payable interest only at 10% per annum and are due on demand.

10.	Secured note payable, related party:

On November 1, 2009, the Company had a $2,000,000 note payable to Blackbird. Interest on this note was at 6% per annum, and was due September 30, 2017. The note was collateralized by all assets of the Company. Blackbird waived all interest of $70,000 to June 14, 2010 and $ 120,000 for the year ended October 31, 2009. The Company has accounted for this waived interest as a contribution of capital from the shareholder. On June 14, 2010, the Company and Blackbird agreed to convert the note to 1,333,333 shares of common stock. The conversion rate of $ 1.50 per share was consistent with the share price per share of the Company’s July 2010 private placement (Note 12).

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED OCTOBER 31, 2010 AND 2009

11.	Capital stock:

	October 31, 2010	October 31, 2009
Authorized
Preferred stock:
Series A preferred stock, no par value; authorized 100,000,000 shares and 10,000,000 at October 31, 2010 and 2009, respectively

Common stock, $0.001 par value, authorized 1,000,000,000 shares and 175,000,000 at October 31, 2010 and 2009, respectively

Issued
10,000,000 shares of Series A preferred stock	$—	$10
24,153,594 shares of common stock	819,100	—

	$819,100	$10

On June 7, 2010, the Company’s shareholders approved the amended and restated certificate of incorporation which includes the following amendments: (i) an amendment to change our corporate name to Spot Mobile International Ltd; (ii) an amendment to increase the number of authorized shares of our common stock available for issuance from 175,000,000 to 1,000,000,000 and to increase the number of authorized shares of our preferred stock available for issuance from 10,000,000 to 100,000,000; and (iii) a restatement of our certificate of incorporation to incorporate all prior amendments, including those mentioned above. In this respect, effective June 7, 2010, we filed our amended and restated certificate of incorporation with the Secretary of State of Delaware. Upon the filing of the amended and restated certificate of incorporation, all of the outstanding shares of our Series A Convertible Preferred Stock were automatically converted into 17,333,333 shares of our common stock.

In July 2010, the Company completed a private placement of 803,333 shares of common stock at a price of $1.50 per share. Each share included a warrant for one share of common stock exercisable at $2.70 and a warrant for one share of common stock exercisable at $4.50. These warrants are exercisable immediately and will expire on October 31, 2011.

On October 27, 2010, the Company filed an amendment to our certificate of incorporation to effect a reverse stock split of our common stock on the basis of one post split share for every thirty pre-split shares. All references to shares and earnings per share have been retroactively restated to reflect the reverse stock split.

At October 31, 2010, an additional 627,095 warrants exercisable at $0.30 for shares of common stock were outstanding. These warrants were issued by Rapid Link prior to the Share Exchange Agreement.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED OCTOBER 31, 2010 AND 2009

12.	Related Party Transactions:

Allocation of expenses:

Many operating expenses, primarily salary costs and rent of Mr. Prepaid, were incurred and paid by Blackbird a company under common control. In accordance with SEC Staff Accounting Bulletin No. 55, these financial statements reflect all of the costs associated with the operations of the Company. While certain costs incurred by Blackbird are directly attributable to the Company, other costs were shared between the two organizations. In situations where the costs were shared, expense has been allocated between Blackbird and Mr. Prepaid. Management believes that the methodologies used are reasonable. Salaries, taxes and benefits were allocated based upon functions of employers. Rent and occupancy costs were allocated based on space utilized. Total allocated expenses, including rent charged to the Company were approximately $204,000 and $189,000, for the year ended October 31, 2010 and 2009, respectively.

Use of Premises:

The Company currently operates from office and other space leased by Yak America Inc. and Cipher Networks Inc. The Company subleases the space on a month-to-month basis at the actual cost of $23,000.

13.	Commitments and contingencies:

On June 10, 2010, Coastline Capital Partners was awarded $300,000 as its arbitration award in its proceeding against the Company. This matter related to Rapid Link and arose before the closing of the transactions contemplated by the Share Exchange Agreement. Coastline Capital Partner has since obtained a judgment in California against the Company in the amount of $434,000 inclusive of attorney fees and costs and is currently seeking to have the judgment enforced in Florida. A full provision for this amount is included in these financial statements as loss on legal settlement. The Company is in settlement negotiations with respect to this matter.

On July 28, 2010, the Company entered into a settlement agreement with Matthew Liotta and other parties in which 350,000 shares of the Company were issued. This matter related to Rapid Link and arose before closing of the transactions contemplated by the Share Exchange Agreement. The Company estimated the value of these shares to be approximately $525,000 ($1.50 per share) and a provision for this amount is included in the year ended October 31, 2010 as loss on legal settlement. As the current trading volume of the Company’s listed shares is limited, management estimated the value of the shares based on the July 2010 private placement transaction. The settlement agreement also included a full release of all liabilities, damages and obligations relating to this matter as well as a dismissal of the lawsuit and also related to the litigation.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED OCTOBER 31, 2010 AND 2009

13.	Commitments and contingencies (continued):

The Company has received correspondence from Telenational Communications, Inc., a former subsidiary of the Company regarding an alleged breach by the Company of its obligations under the Share Exchange Agreement of October 13, 2009 to consummate a subsequent closing which was to occur on June 30, 2010 upon satisfaction of certain conditions. Under such subsequent closing, the Company was to acquire certain assets of Telenational and assume certain indebtedness related to such assets. The Company terminated the Share Exchange Agreement on June 7, 2010 as the Company determined that Telenational was unable to comply with its obligations under the agreement. No formal proceedings have been commenced with respect to this matter. The Company believes that it has no further obligations in this regard and that any claim is without merit and will be defended. No provision for loss, if any, has been made in these financial statements as any claim and loss is cannot be determined.

14.	Telecommunications Switching Platform:

Until October 29, 2010, Spot Mobile had an agreement to utilize a telecommunications switching platform (“technology assets,” or “the platform”) in order to route its calls and in connection with its cellular business. The agreement was with, and the platform was owned by Yak America, Inc (“Yak”), an entity controlled by the Company’s CEO and majority shareholder. Spot Mobile incurred expense in 2010 of $40,000, related to the use of the platform. On October 29, 2010, the Company acquired these technology assets from Yak. These technology assets had an historical carrying cost to Yak of $1,175,000 and Spot Mobile acquired the technology assets in exchange for Spot Mobile’s assumption of certain secured indebtedness of Yak’s parent, Blackbird, in the amount of $1,175,000 (Note 9). The Company obtained a valuation of the technology assets by a third party that indicated there was no impairment of the historical carrying costs of the technology assets as of October 31, 2010. This switch has current capacity to route 75 million minutes each month and is scalable up to 250 million minutes each month. For the year ended October 31, 2010, Spot Mobile used 218,000 minutes. Spot Mobile plans to use the platform’s capacity to offer mobile virtual network services. Spot Mobile has entered into an agreement with Yak whereby Yak will be able to use any excess capacity not utilized by the Company.

The Company did not acquire any of Yak’s business operations related to the technology assets, including any customers or revenues, or any of Yak’s receivables, payables or employees related to the technology assets acquired. Effective November 1, 2010, Yak will be entitled to use the platform until June 20, 2012 for a service fee equal to 8% of Yak’s net revenue from the use of the platform for its customers. Based upon Yak’s historical use of the technology assets, these service fees are not expected to be significant to the Company’s consolidated financial statements for the year ended October 31, 2011.

15.	Income Taxes:

At October 31, 2010, the Company has U.S. net operating loss carry forwards for federal income tax purposes of approximately $35 million (2009 - $43 million), which expire in 2011 through 2030. The tax effect of these carry forwards is approximately $12 million (2009- $17 million), which represents the Company’s only significant deferred tax asset. Utilization of U.S. net operating losses is subject to annual limitations provided for the Internal Revenue Code. The annual limitation may also result in the expiration of net operating losses before utilization.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

YEAR ENDED OCTOBER 31, 2010 AND 2009

15.	Income Taxes (continued):

During 2010, $11 million of net operating losses expired. The effective tax rate does not equal the statutory tax rate due to increases in the valuation allowance to record the allowance at an amount equal to total deferred tax assets. Realization of tax benefits depends on having sufficient taxable income within the carry back and carry forward periods. The Company continually reviews the adequacy of the valuation allowance and will recognize these benefits when it is more likely than not that the benefits will be realized. Based on pretax losses incurred in prior years, management has established a valuation allowance against the entire net deferred asset balance.

16.	Segment Information:

Prior to October 29, 2010, the Company operated in one segment, however, with the merger of Spot Mobile and the acquisition of the technology assets from Yak America on October 29, 2010 we began operating our business in two segments: Mr. Prepaid and Spot Mobile. The Mr. Prepaid segment markets and distributes electronic prepaid telecommunication products through independent retailers. The Spot Mobile MVNO segment offers prepaid mobile telephones, SIM cards and airtime utilizing our telecommunication assets. The operations of our segments are managed separately and each has unique technology and services.

Management is still in the process of developing their evaluation of segment performance, which financial measures will be used to evaluate performance and how resources will be allocated.

Of our revenue for the year ended October 31, 2010 was $16,078,000, approximately $57,000 was from the Spot Mobile segment, $16,021,063 was from the Mr. Prepaid segment. Our Spot Mobile division for the year had a gross loss of $163,000 and loss from operations of $875,000 as we developed the business. Our Mr. Prepaid segment had a gross profit of $432,000 and an operating loss of $766,000 after amortization and impairment charges of $496,000. Our Spot Mobile division accounted for $1,310,000 of our total assets after acquisition of the technology assets. All other assets of $1,009,000 were employed in our Mr. Prepaid segment.

For the year ended October 31, 2009, approximately $209,000 of total assets (inventory) was generated by the Spot Mobile division, all other revenue, expenses, assets and liabilities were generated from the Mr. Prepaid segment.

17.	Subsequent Event:

On January 25, 2011, the Company completed the initial closing of a private placement under which it issued 4,100,000 common shares at a price of $0.50 per share and received net proceeds of $1,800,000 after payment of agent fees and costs. In addition the company issued 4,100,000 warrants to purchase 4,100,000 common shares at an exercise price of $0.75 until January 25, 2014. In conjunction with the initial closing of this placement, the placement agent is entitled to receive warrants to purchase 410,000 common shares at $0.60 expiring January 25, 2016 and warrants to purchase 410,000 common shares at an exercise price at $0.75 expiring January 25, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

•

We did not have sufficient entity level controls at our subsidiaries. These weaknesses included: lack of sufficient formalized and consistent finance and accounting policies and procedures; lack of adequate communication and division of employees’ duties which includes the lack of delegation of authority guidelines; authority granted to our officers without sufficient controls; lack of adequate mechanisms for anticipating and identifying financial reporting risks, particularly the lack of risk assessment processes used in reacting to changes in the operating environment that could have a potential effect on financial reporting; and lack of controls to provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

These control deficiencies could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitutes a material weaknesses.

Due to the material weaknesses described above, our management performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, our management believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It is important to note that though no significant changes were made to internal controls in the fourth fiscal quarter of 2010, our management intends to implement enhancements and changes to the Company’s internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. Prior to February 24, 2010, Mr. Prepaid was a privately held company and prior to June 7, 2010, Spot Mobile Corp. was a privately held company and neither subsidiary had an appropriate internal control structure designed for external reporting purposes. These enhancements include the hiring of additional personnel with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements, ongoing training, and development and communication of a delegation of authority policy and other process enhancements. The enhancements and changes we propose to implement represent our plan to remediate the material weaknesses identified above. We are reviewing proposals from outside consultants to remediate these weaknesses.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Officers and Directors of the Company

The following table sets forth certain information regarding the Company’s directors and executive officers. Such officers hold identical positions at each of the Company’s operating subsidiaries. The Company’s officers are elected by the Board of Directors and shall serve at the discretion of the Board of Directors. All of the current directors serve until the next annual shareholders’ meeting or until their successors have been duly elected and qualified.

Name	Age	Position

Charles J. Zwebner	52	Chief Executive Officer and Director
Jeffrey Kapner	46	President, Spot Mobile Corp.
David Stier	55	Chief Financial Officer and Director
Valerie Ferraro	59	Vice President and Director

Charles J. Zwebner; Chief Executive Officer and Chairman of the Board of Directors

Charles J. Zwebner has served as our Chief Executive Officer and Chairman of the Board of Directors since February 2010. Mr. Zwebner founded, and is currently the sole officer and director of, Blackbird Corporation which acquired the business of Yak America, Inc. and certain telecommunications assets from Yak Communications, Inc. in December 2006. In March 2007, Blackbird Corporation acquired Mr. Prepaid, Inc. and in February 2010, Blackbird Corporation acquired an 80% interest in the Company. From 1998 to 2006 Mr. Zwebner was the President, Chief Executive Officer, and Chairman of the Board of Directors of Yak Communications Inc., a long distance telecommunications services provider (NASD:YAKC), a company he founded in December 1998. In November 2006 Yak Communications was sold to Globalive Communications Corp. From 1992 to 1998 Mr. Zwebner served as the President and a member of the Board of Directors of CardCaller Canada, Inc. Mr. Zwebner founded CardCaller Canada in 1992, which developed the first Canadian fixed amount prepaid, multilingual telephone calling card. In June 1997, the shareholders, including Mr. Zwebner, of CardCall International Holdings, Inc. (“CIH”), the parent of CardCaller Canada, sold all of their shares in CIH to a U.S. public corporation. Mr. Zwebner holds a BA in Business Management and Computer Science, from York University and has completed several additional professional technical and management courses.

Jeffrey Kapner; President of Spot Mobile Corp.

Jeffrey Kapner has served as President of our subsidiary, Spot Mobile Corp., since May 2010. Mr. Kapner is responsible for managing the daily operations of Spot Mobile as well as developing sales, marketing and distribution for the company. Mr. Kapner has over 25 years experience in the telecommunications and technology industries. He has served in various functional roles overseeing marketing, sales, customer service and operations teams. From 2005 to April 2010, Mr. Kapner served as the Senior Vice President of Marketing, Sales and Support for Total Call International, where he launched and established Total Call Mobile, a prepaid wireless MVNO on the Sprint network. Total Call International is a nationally recognized provider of International long distance, one plus long distance, dial around, prepaid calling cards and prepaid wireless services. In January of 2010 Total Call Mobile and Total Call International were acquired by KDDI. From 2003 to 2005 Mr. Kapner served as Regional Director of Marketing and Strategy for Adelphia Communications Corporation (NASDAQ: ADELQ), where he managed the programming, and the development of new technologies including HDTV, Video on Demand, and Digital Video Recorders. From 2000 to 2002, Mr. Kapner served as Senior Director Market Development and Services Strategy for Keen Personal Media, a subsidiary of Western Digital Corporation (NYSE: WDC). While there he oversaw the strategic development of Digital Video Recorder technology and services and established Personal Video Recorder integration strategy for Digital Cable, IPG, VOD, SVOD and HDTV. From 1998 to 2000, Mr. Kapner served as Senior Manager Broadband Strategic Marketing at EarthLink, Inc. (NASDAQ: ELNK), developing EarthLink’s high speed cable modem and DSL services. Mr. Kapner holds an MBA and a BA in Business and Communications from the University of Southern California, Marshall School of Business.

David Stier; Chief Financial Officer and a member of our Board of Directors

David Stier has served as Chief Financial Officer and a member of our Board of Directors since February 2010. Prior to Spot Mobile Mr. Stier served as Chief Financial Officer and as a member of the Board of Directors of Blackbird Corporation from 2008 through November 2010, following a 29 year career in public accounting. Mr. Stier is a Canadian Chartered Accountant and a U.S. Certified Public Accountant. From 2000 to 2007 Mr. Stier was a Partner in the public accounting firm Horwath Orenstein LLP.

Valerie Ferraro; Vice President and a member of our Board of Directors

Valerie Ferraro has served as Vice President and a member of our Board of Directors since February 2010. From 2007 to November 2010 Ms. Ferraro served as Vice President and Director of Blackbird Corporation. From 2004 to 2007 Ms. Ferraro served as President of Yak Communications, Inc. following a 30-year career with Bell Canada. She has extensive experience leading multi-discipline organizations in the small/medium and Enterprise-level business markets, and has directed Sales, Engineering and Project Management organizations in Voice, Data and Internet based technologies. A multi-year member of Bell Canada’s “President’s Club”, she pioneered the development of the company’s Wholesale division – the Carrier Services Group (CSG). As the Sr. Director, CSG, Ms. Ferraro held primary responsibility for the organizational design, marketing and sales strategy, regulatory compliance, customer and employee satisfaction, revenue growth and financial controls of the organization.

Committees of the Board of Directors

We have not established any committees including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. Our Board of Directors consists of only three members, which are also executive officers of the Company, and has not delegated any of its functions to committees. The members of our Board of Directors do not qualify as “independent” under any exchange or SEC standard. The entire Board of Directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act. Our Board of Directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls. Further, as we are currently quoted on the OTC Bulletin Board, we are not subject to any exchange rule which includes qualitative requirements mandating the establishment of any particular committees or that a majority of our Board of Directors be independent. We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed. Our Board of Directors has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors. Given the nature of our operations and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board of Directors will participate in the consideration of director nominees.

Only one of our directors is considered an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements;

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

•	understands internal controls over financial reporting; and

•	understands audit committee functions.

While the OTC Bulletin Board does not impose any qualitative standards requiring companies to have independent directors or requiring that one or more of its directors be audit committee financial experts, it is our intent to expand our Board of Directors during 2011 to include independent directors as well as one or more directors who satisfy the conditions to be considered audit committee financial experts. At that time we intend to establish an Audit Committee of our Board of Directors.

Director Compensation

None of our directors receive any compensation for their services as a member of the Board of Directors.

Code of Ethics

The Board of Directors adopted a Code of Business Conduct and Ethics which is applicable to all employees of the Company, including all of our officers and directors. The code reflects our commitment to the conduct of our business affairs in accordance with not only the requirements of the law but also standards for ethical conduct that will maintain and foster our reputation for honest business dealings.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers have been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement. Except as set forth in our discussion below in “Certain Relationships and Related Transactions”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Limitation of Liability of Directors and Indemnification of Directors and Officers

The Delaware General Corporation Law provides that corporations may include a provision in their certificate of incorporation relieving directors of monetary liability for breach of their fiduciary duty as directors, provided that such provision shall not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of a dividend or unlawful stock purchase or redemption, or (iv) for any transaction from which the director derived an improper personal benefit. Our certificate of incorporation provides that directors are not liable to its or our stockholders for monetary damages for breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law. In addition to the foregoing, our bylaws provide that we may indemnify directors, officers, employees or agents to the fullest extent permitted by law and we have agreed to provide such indemnification to each of our directors.

The above provisions in our certificate of incorporation and bylaws may have the effect of reducing the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from bringing a lawsuit against directors for breach of their fiduciary duty, even though such an action, if successful, might otherwise have benefited us and our stockholders. However, we believe that the foregoing provisions are necessary to attract and retain qualified persons as directors.

Certain Corporate Governance Matters

Board’s Role in Risk Oversight

One of the many duties of the Board is to provide oversight of our risk management policies and practices to ensure that the appropriate risk management systems are employed throughout the Company. We face a broad array of risks, including market, operational, strategic, legal, political and financial risks. The Board exercises its role of risk oversight in a variety of ways, including the following:

•

Our management team reports to the Board on risk matters in the context of our strategic, business and operational planning and decision making. Management manages and monitors risks at all levels of the Company, including its subsidiaries, and reports to the Board.

•

Management and the independent registered public accounting firm provide to the Board assessments of the Company’s risk management processes and system of internal control. The Board also discusses risk management in the context of compliance and internal controls.

•

The Board monitors our risks incident to our governance structures and processes and conducts an evaluation of our governance practices. In connection with this review, the Board discusses risk management in the context of general governance matters, including among other topics, Board and management succession planning, delegations of authority and internal approval processes, and stockholder proposals.

Stockholder Director Nomination Process

Our policy is to consider properly submitted recommendations for candidates to the Board of Directors from stockholders. In evaluating such recommendations, the Board seeks to achieve a balance of experience, knowledge, integrity and capability on the Board of Directors. We seek candidates of diverse background, education, skills, age and expertise with a proven record of accomplishment and the ability to work well with others. In addition, each director must be able to direct the Company in the best interests of the stockholders. Any stockholder recommendations for consideration by the Board should include the candidate’s name, biographical information, information regarding any relationships between the candidate and the Company within the last three years, at least three personal references, a statement of recommendation of the candidate from the stockholder, a description of the shares of the Company beneficially owned by the stockholder, a description of all arrangements between the candidate and the recommending stockholder and any other person pursuant to which the candidate is being recommended, a written indication of the candidate’s willingness to serve on the Board and a written indication to provide such other information as the Board may reasonably request. Stockholder recommendations to the Board of Directors should be sent to: Spot Mobile International Ltd., Attn: Corporate Secretary, 4950 Yonge Street, Suite 900, North York, Ontario M2N 6K1.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file. Specific due dates for these reports have been established, and we are required to report in this proxy statement any failure to comply therewith during the fiscal year ended October 31, 2010. We believe that during the fiscal year ended October 31, 2010, our directors, executive officers, and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements. In making this statement, we have relied upon a review of the copies of Section 16(a) reports furnished to us and the written representations of our directors, executive officers, and greater than 10% shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

2010 Executive Compensation

We did not compensate our executive officers and directors during the fiscal year ended October 31, 2010.

Employment Agreements

We have entered into an employment agreement with Jeffrey Kapner, the President of our subsidiary, Spot Mobile Corp. Pursuant to the employment agreement, Mr. Kapner is employed at a base annual salary commencing at $180,000 plus performance based bonus of up to 50% of his base salary subject to the achievement of certain performance targets. In addition, Mr. Kapner is entitled to receive 5% of the shares of our subsidiary Spot Mobile Corp. over a three year period subject to the achievement of certain performance objectives. Mr. Kapner is also entitled to a one-time bonus in the amount of $20,000 upon the completion and launch of the “repackaged” Spot Mobile Corp product.

Except as otherwise disclosed above, we have not entered into any written employment agreements with, nor have we authorized any payments upon termination or change-in-control to any of our executive officers or key employees.

How Compensation for our Directors’ and Executive Officers’ was Determined

Our Board of Directors, which includes three members, determined the amount of compensation payable to our Directors and Executive Officers. None of our directors receive any compensation for their services as a member of the Board of Directors. Our three executive officers are currently employed at annual salaries aggregating $410,000, as of November 1, 2011.

Stock Option Plans

The Company adopted the 1990 Stock Option Plan (the “1990 Plan”) on October 31, 1990. The purpose of the 1990 Plan was to increase employee, consultant and director interest in the Company and to align more closely their interests with the interests of the Company’s shareholders and to enable the Company to attract and retain the services of experienced and highly qualified employees and directors. The Company had reserved an aggregate of 76,666 shares of common stock under the Plan. Under the Plan, the Company may grant awards in the form of incentive stock options, non-qualified stock options and other stock awards. As of the date of this report, there are no options or awards outstanding under the Plan. Following the adoption of the 2002 Plan (described below) no further options or awards were issued under the 1990 Plan.

On October 31, 2002, the Company adopted the 2002 Stock Option Plan (the “2002 Plan”). The purpose of the 2002 Plan was to increase employee, consultant and director interest in the Company and to align more closely their interests with the interests of the Company’s shareholders and to enable the Company to attract and retain the services of experienced and highly qualified employees and directors. The Company has reserved an aggregate of 133,333 shares of Common Stock under the 2002 Plan, with a limit of 16,666 shares of common stock to be granted per participant. Under the 2002 Plan, the Company may grant awards in the form of incentive stock options, non-qualified stock options and other stock awards. As of the date of this report, there are no options or awards outstanding under the 2002 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 31, 2011, with respect to the beneficial ownership of our common stock by (i) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock, (ii) each director and executive officer, and (iii) all of our executive officers and directors as a group. The percentages below are based on 28,253,594 shares of common stock outstanding on January 31, 2011. In each case, except as otherwise indicated in the footnotes to the table, the shares of common stock are owned directly by the named owners, with sole voting and dispositive power.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1]	% of Class [2]
Directors and Named Executive Officers
Charles J. Zwebner [3]	6,224,000	22.0%
David Stier [4]	566,667	2.0%
Valerie Ferraro [4]	566,667	2.0%
Jeffrey Kapner	0	*
All Directors and Executive Officers as a group (4 persons)	7,357,334	26.0%

*	Indicates beneficial ownership of less than one percent of our total outstanding Common Stock.
1.

Pursuant to Rule 13d-3 under the Exchange Act, a person has beneficial ownership of any securities as to which such person, directly or indirectly, through any contract, arrangement, undertaking, relationship or otherwise has or shares voting power and/or investment power or as to which such person has the right to acquire such voting and/or investment power within 60 days.

2.

Applicable percentage of ownership is based on 28,253,594 shares of Common Stock outstanding as of January 31, 2011 together with securities exercisable or convertible into shares of Common Stock within 60 days of January 31, 2011 for each stockholder.

3.

The number of shares beneficially owned by Mr. Zwebner includes (i) 6,224,000 shares held by Chaleo (One) Inc., a Canadian entity controlled by Mr. Zwebner. Mr. Zwebner has voting and dispositive control over securities held by Chaleo (One) Inc. These shares were distributed by Blackbird which, in the process of liquidating and dissolving its operations, distributed (on a pro rata basis) all shares of Common Stock previously owned by Blackbird to its existing shareholders including Chaleo (One) Inc.

4.

These shares were distributed by Blackbird which, in the process of liquidating and dissolving its operations, distributed (on a pro rata basis) all shares of Common Stock previously owned by Blackbird to its existing shareholders including Mr. Stier and Ms. Ferraro.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of October 31, 2010:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	$—	133,000
Equity compensation plans not approved by security holders	—	$—	—

Total	—	$—	133,000

Our stock option plan provides for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We describe below certain transactions and series of similar transactions that have occurred since Spot Mobile’s inception to which we were a party or will be a party, including transactions in which: (a) the amounts involved exceeded or will exceed the lesser or $120,000 or 1% of the average of our Company’s total assets at year end for the last two fiscal years; and (b) a director, executive officer or holder of more than 5% of our common stock or any member of his or her immediate family had or will have a direct or indirect material interest.

•

On October 29, 2010 Spot Mobile Corp. acquired certain technology assets from Yak America. Yak America is a wholly-owned subsidiary of Blackbird, formerly a principal shareholder of the Company. Our CEO is the sole officer and director of Blackbird and Yak America. Blackbird is currently in the process of liquidating and dissolving its operations. The technology assets include a telecommunications switching platform and all related hardware and software including assets and systems Spot Mobile Corp will use for switching, routing, billing, payment systems, fraud monitoring, database management, customer service, web-based services, e-mail servers, accounting systems, network management, interactive voice response systems and all hardware and software enhancements to these systems. In consideration for the acquisition of these technology assets, Spot Mobile Corp. agreed to assume certain secured indebtedness of Blackbird in the amount of $1,175,000. These Technology Assets have been recorded at their historical cost of $1,175,000 which approximates the net book value of Yak America. Spot Mobile Corp. conducted a third party valuation of the Technology Assets which valuation supports the historical cost amount and the amount recorded by the Company.

•

Until October 29, 2010, Spot Mobile Corp. shared the use of the telecommunications switching platform owned by Yak America and shared the cost of certain employees involved in network management and administration.

•

Effective November 1, 2010, Spot Mobile Corp. permits Yak America use of its telecommunications switch and network facilities until June 30, 2012 at a charge of 8% of net revenue of Yak America; however, it is expected that no further material resources will be spent on the business of Yak America as its management considers alternative plans to divest the business over the next two years. Yak America is a provider of long-distance, dial-around telecommunications services.

•

Our operating subsidiaries operate from office space under lease by Yak America at its monthly cost of $7,000. Our principal executive offices are located in a space under lease from Cipher Networks, Inc., a corporation controlled by our chief executive officer.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of GHP Horwath, P.C. (“Horwath”), an independent registered public accounting firm, served as our auditors for the fiscal year ending October 31, 2010.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Horwath for the reviews and audit of our annual financial statements for the fiscal year ended October 31, 2010 and fees billed for other services rendered by Horwath during those periods.

Principal Accountant Fees and Services

2010
Audit Fees (1)	$148,000

Audit-Related Fees (2)	—
Tax Fees (3)	—
All Other Fees (4)	—

Total	$148,000

(1)

Audit fees consistent principally of audit work performed on the consolidated financial statements, as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits, included in our Form 10-K and includes fees for the audit services in connection with Form 8-K acquisition, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those fiscal years.

(2)

Audit related fees consisted principally of services related to our assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consisted principally of assistance with taxation compliance, tax advice and tax planning.
(4)	“Other” services included products and services provided by our principal accountant, other than the services covered above.

Pre-Approval Policies and Procedures

Consistent with SEC policies regarding auditor independence, our Board of Directors has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Board of Directors established a policy to pre-approval of all audit and permissible non-audit services provided by the independent auditor.

Prior to engagement of the independent auditor for the next year’s audit, we require management to submit a list of services and related fees expected to be rendered during that year within each of four categories of services to the Board of Directors for approval.

•

Audit services include audit work performed on the financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

•

Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

•

Tax services include all services, except those services specifically related to the audit of the financial statements, performed by the independent auditor’s tax personnel, including tax analysis; assisting with coordination of execution of tax related activities, primarily in the area of corporate development; supporting other tax related regulatory requirements; and tax compliance and reporting.

•	Other fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

Prior to engagement, the Board of Directors pre-approves independent auditor services within each category. We budget these fees and the Board of Directors requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval categories. In those instances, the Board of Directors requires specific pre-approval before engaging the independent auditor. All of our non-audit services must be approved by the Board of Directors and persons, other than the auditor’s full-time permanent employees, must perform less than 50% of the hours expended on the auditor’s engagement.

The Board of Directors may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decision to the Board of Directors at its next scheduled meeting.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits.

Exhibit No.	Description of Document	Method of Filing

2.1	Share Exchange Agreement by and among, the Registrant, Blackbird Corporation, and the principal shareholders of Blackbird Corporation and the principal shareholders of Rapid Link dated as of October 13, 2009.	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 19, 2009 and incorporated herein by reference.

2.2	Amendment to Share Exchange Agreement dated as of January 21, 2010, by and among the Registrant, Blackbird Corporation, a Florida corporation, Mr. Prepaid, Inc., a Florida corporation, the principal Blackbird stockholders, and the principal Rapid Link stockholders.	Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2010 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of Spot Mobile International Ltd., effective June 7, 2010.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2010, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Spot Mobile International Ltd.	Filed herewith.

4.1	Secured Term Note, dated February 24, 2010, executed by Rapid Link, Incorporated in favor of Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC and Laurus Master Fund, Ltd. (In Liquidation).	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2010, and incorporated herein by reference.

4.2	Form of Convertible Promissory Note, dated February 24, 2010.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 2, 2010, and incorporated herein by reference.

4.3	Certificate of Designations, Rights and Privileges of Series A Preferred Stock of Rapid Link, Incorporated, as filed with the Secretary of State of Delaware on February 23, 2010	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 2, 2010, and incorporated herein by reference.

10.1	Guaranty, dated February 24, 2010, executed by Mr. Prepaid, Inc. in favor of Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Laurus Master Fund, Ltd. (In Liquidation) and LV Administrative Services, Inc.	Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2010, and incorporated herein by reference.

10.2	Master Security Agreement, dated February 23, 2010, by and among Rapid Link, Incorporated, Mr. Prepaid, Inc., Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Laurus Master Fund, Ltd. (In Liquidation) and LV Administrative Services, Inc.	Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2010, and incorporated herein by reference.

10.3	Management Agreement by and among the Registrant and Blackbird Corporation dated as of October 13, 2009.	Previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 19, 2009, and incorporated herein by reference.

14.1	Code of Business Conduct and Ethics.	Previously filed as an exhibit to the Form 10-K for the fiscal year ended October 31, 2003 and incorporated herein by reference.

Exhibit No.	Description of Document	Method of Filing

21.1	Subsidiaries of the Registrant.	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPOT MOBILE INTERNATIONAL LTD.

Date: February 15, 2011	By:	/s/ Charles J. Zwebner
Charles J. Zwebner , Chairman of the Board and Chief Executive Officer

Date: February 15, 2011	By:	/s/ David Stier
David Stier , Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 15, 2011.

/s/ Charles J. Zwebner	Chief Executive Officer and Chairman of the Board of Directors
Charles J. Zwebner

/S/ David Stier	Chief Financial Officer and Director
David Stier

/s/ Valerie Ferraro	Vice President and Director
Valerie Ferraro

Exhibit Index

Exhibit No.	Description

3.2	Amended and Restated Bylaws of Spot Mobile International Ltd.

21.1	Subsidiaries of the Registrant.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.