Form 10-Q
period 2011-01-31
SPOT MOBILE INTERNATIONAL LTD.
filed 2011-03-17
CIK 913659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-22636

SPOT MOBILE INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware	75-2461665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4950 Yonge Street, Suite 900

North York, Ontario M2N 6K1

(Address of principal executive offices, including zip code)

(416) 229-9333

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 16, 2011, the registrant had 28,753,594 shares of common stock, $0.001 par value per share, outstanding.

SPOT MOBILE INTERNATIONAL LTD. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED BALANCE SHEETS

	January 31, 2011	October 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$1,174,476	$156,465
Accounts receivable, net	16,189	35,738
Inventory	208,864	138,116
Prepaid expenses	26,722	—

Total current assets	1,426,251	330,319

Deposits	34,000	30,000
Equipment, net	1,171,342	1,204,196
Customer lists, net	175,000	212,500
Intellectual property, net	116,667	141,667
Goodwill	400,000	400,000

	1,897,009	1,988,363

Total assets	$3,323,260	$2,318,682

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$1,257,917	$1,123,090
Secured notes payable	1,175,000	1,175,000
Deferred revenue	7,546	2,027
Due to related parties	931,443	871,845
Note payable	100,000	100,000

Total current liabilities	3,471,906	3,271,962

Convertible promissory note	500,000	500,000
Senior secured note payable	1,250,000	1,250,000

Total liabilities	5,221,906	5,021,962

Shareholders’ deficit:
Preferred stock	—	—
Common stock	28,254	24,154
Additional paid in capital	5,606,506	3,835,856
Accumulated deficit	(7,533,406)	(6,563,290)

Total shareholders’ deficit	(1,898,646)	(2,703,280)

Total liabilities and shareholders’ deficit	$3,323,260	$2,318,682

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31,
	2011	2010
Revenue	$2,868,548		$4,667,440
Cost of revenue	2,976,994		4,597,286

Gross profit	(108,446)		70,154

Operating expenses:
Selling, general and administrative expenses	694,033		186,834
Costs related to Rapid Link transaction	—		100,000
Amortization	115,541		76,846

	809,574		363,680

Loss from operations	(918,020)		(293,526)

Other expense:
Interest expense	52,096		30,000

Net loss	$(970,116)		$(323,526)

Net loss per share - basic and diluted	$(0.04)	$	*

Weighted average common shares outstanding	24,420,985		—

* Amount is less than ($0.01) per share

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Preferred stock		Common stock		Additional Paid in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Total
Balance, November 1, 2010	—	$—	24,153,594	$24,154	$3,835,856	$(6,563,290)	$(2,703,280)
Shares sold in a private placement			4,100,000	4,100	1,770,650	—	1,774,750
Net loss						(970,116)	(970,116)

Balance, January 31, 2011	—	$—	28,253,594	$28,254	$5,606,506	$(7,533,406)	$(1,898,646)

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended January 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(970,116)	$(323,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	115,541	76,846
Accrued interest waived by shareholder	—	30,000
Changes in operating assets and liabilities:
Accounts receivable	19,549	(36,109)
Prepaid expenses	(26,722)
Inventory	(70,748)	35,200
Deposits	(4,000)	—
Accounts payable and accrued liabilities	134,827	45,952
Deferred revenue	5,519	—

Net cash used in operating activities	(796,150)	(171,637)

Cash flows from investing activities:
Purchases of equipment	(20,187)	(3,448)

Net cash used in investing activities	(20,187)	(3,448)

Cash flows from financing activities:
Advances to related parties	59,598	119,925
Proceeds from sale of common stock	1,774,750	—

Net cash provided by financing activities	1,834,348	119,925

Net increase (decrease) in cash	1,018,011	(55,160)
Cash - beginning	156,465	72,023

Cash - end	$1,174,476	$16,863

The accompanying notes are an integral part of these financial statements

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

1.	Organization and nature of business:

Through its operating subsidiaries, Mr. Prepaid Inc., a Florida corporation, (“Mr. Prepaid”) and Spot Mobile Corporation (“Spot Mobile”), Spot Mobile International Ltd. (the “Company”) markets and distributes electronic prepaid telecommunication products and services through independent retailers in the Eastern United States, and operates a mobile virtual network operation offering principally prepaid mobile telephones.

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

The Series A Preferred Stock had certain rights and preferences including full voting rights. In addition, the shares of Series A Preferred Stock issued to Blackbird upon the initial closing were convertible into 17,333,333 shares of the Company’s common stock. As a result, on an as-converted basis, these 17,333,333 shares of common stock would constitute approximately 80% of the then-issued and outstanding shares of common stock. The conversion of the Series A Preferred Stock issued to Blackbird was subject to amending the Company’s certificate of incorporation to increase the amount of shares of common stock authorized to be issued by the Company to an amount sufficient to permit the conversion of all such shares of Series A Preferred Stock, which occurred in June 2010. The description of the rights and preferences of the Series A Preferred Stock is qualified in its entirety by reference to the Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (the “Certificate of Designations”).

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

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

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

Notwithstanding the termination of the Share Exchange Agreement, Blackbird agreed to transfer its wholly-owned subsididiary, Spot Mobile, to the Company. The merger of Spot Mobile with the Company on June 7, 2010 has been accounted for as a merger between companies under common control. The results of operations of Spot Mobile are included in the results of the Company’s operations for all periods presented. Revenues of $14,000 and operating expenses and cost of sales of $490,000 of Spot Mobile are included in the Company’s consolidated financial statements for the three month period ended January 31, 2011. Revenues of $ nil and operating expenses and cost of sales of $48,000 and $58,000 of Spot Mobile are included in the Company’s consolidated financial statements for the three month period ended January 31, 2010. Spot Mobile is a mobile virtual network operator (MVNO) offering principally prepaid mobile telephones. Spot Mobile has recently completed network development, testing and market analysis. The Company intends to commence full operations of Spot Mobile and distribute its prepaid phones beginning with its Mr. Prepaid retail base and then through a network of wholesale distributors and sales agents.

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (v) the Company’s lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $1,900,000 as of January 31, 2011. For the fiscal year ended October 31, 2010, the Company’s net loss was approximately $3,560,000, on revenues of approximately $16 million.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

1.	Organization and nature of business (continued):

Funding of the Company’s current and future anticipated operating losses, and expansion of the Company will require continuing capital investment. The Company’s strategy is to fund these cash requirements through debt and equity financing.

There can be no assurance that sufficient debt or equity financing will be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially affect the Company’s operations in the short term and hinder expansion strategies. The Company continues to explore external financing opportunities. Historically, some of the Company’s funding has been provided by its shareholders. At January 31, 2011, approximately 16% of the Company’s debt is due to some shareholders and other related parties.

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

Our independent auditors have included a going concern emphasis paragraph in their audit opinion on our financial statements for the fiscal year ended October 31, 2010. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying balance sheet as of January 31, 2011, and the statements of operations for the three months ended January 31, 2011, and statements of cash flows for the three months ended January 31, 2011, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods have been made. The results of operations for the three months ended January 31, 2011 are not necessarily indicative of operating results for the full year.

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

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

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

Accounts receivable:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company regularly monitors credit risk exposures in accounts receivable and maintains a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for doubtful accounts. Specifically, if the financial condition of the Company’s customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. The Company reviews its credit policies on a regular basis and analyzes the risk of each prospective customer individually in order to minimize risk. Based on management’s assessment the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $19,000 and $9,000 as of January 31, 2011 and October 31, 2010, respectively.

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

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

2.	Summary of significant accounting policies (continued):

Goodwill:

Goodwill relates to the Mr. Prepaid operations. The Company reviews goodwill arising from business combinations for impairment annually in the fourth quarter, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. The Company considers the number of active stores and applies a fair value per store to determine the fair value of its goodwill.

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if the preferred shares were converted into common stock. For each of the periods presented, the effect of the inclusion of the dilutive shares (including 5,940,428 and 1,430,428 common shares as of January 31, 2011 and 2010, respectively, issued under outstanding warrants, and 617,283 common shares as of both January 31, 2011 and 2010 respectively, issuable under convertible debt and equity instruments) in which would have resulted in a decrease in loss per share and have been excluded from the calculation of diluted loss per common share.

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

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

2.	Summary of significant accounting policies (continued):

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

During 2010, the Company completed goodwill and long-lived asset impairment analyses. Based on the work performed, management concluded that an impairment loss existed. Accordingly, the Company recorded non-cash impairment charges for goodwill assets in 2010. The impairment charges resulted primarily from a decline in the customer base. Management estimated the impairment charges by cash flow analyses and by consideration of current market conditions and transactions in the prepaid telecommunications industry.

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

Income taxes:

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. For the three month periods ended January 31, 2011 and 2010, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is more likely than not.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

2.	Summary of significant accounting policies (continued):

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

3.	Equipment:

	January 31, 2011	October 31,
	(unaudited)	2010
Computer equipment	$3,438	$3,251
Furniture and fixtures	3,122	3,122
Point of sale activation terminals	126,362	126,362
Telecommunications switching platform (Note 14)	1,195,000	1,175,000

	1,327,922	1,307,735
Less accumulated depreciation and amortization	156,580	103,539

	$1,171,342	$1,204,196

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

4.	Goodwill and other intangible assets:

The following sets forth information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	January 31, 2011	October 31,
	(unaudited)	2010
Customer lists:
Gross carrying amount	$750,000	$750,000
Accumulated amortization	(575,000)	(537,500)

	$175,000	$212,500

	January 31, 2011	October 31,
	(unaudited)	2010
Intellectual Property:
Gross carrying amount	$500,000	$500,000
Accumulated amortization	(383,333)	(358,333)

	$116,667	$141,667

Unamortized intangible asset:
Goodwill	$400,000	$400,000

5.	Due to related parties:

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

During the year ended October 31, 2010, the Company entered into a note with a third party that bears interest at 3% per year commencing February 28, 2011, and is due on December 31, 2011. Prior to maturity, the note may be converted at the option of the holder into common shares at a rate of $0.81 per share. The note has a standard conversion feature. As of the date of the transaction, the market price of the Company’s common stock was not in excess of the conversion price. Therefore, management determined that there was no beneficial conversion feature.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

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

On October 29, 2010, the Company assumed certain secured indebtedness of Blackbird in the amount of $ 1,175,000 in exchange for the technology assets acquired from Yak America Inc. a wholly-owned subsidiary of Blackbird. These notes are secured by the telecommunications switching platform and are payable interest only at 10% per annum and are due on demand.

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

11.	Capital stock:

	January 31, 2011	October 31,
	(unaudited)	2010
Authorized
Preferred stock:
Series A preferred stock, no par value; authorized 100,000,000 shares and 10,000,000 at January 31, 2011 and October 31, 2010, respectively
Common stock, $0.001 par value, authorized 1,000,000,000 shares and 175,000,000 at January 31, 2011 and October 31, 2010, respectively
Issued
10,000,000 shares of Series A preferred stock	$—	$—
28,253,597 and 24,153,594 shares of common stock	28,254	24,154

	$28,254	$24,154

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

11.	Capital stock (continued):

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

On January 25, 2011, the Company completed the initial closing of a private placement with approximately 30 accredited investors under which it sold 4,100,000 common shares at a price of $0.50 per share and received net proceeds of approximately $ 1,800,000 after payment of agent fees and costs. In addition, the Company issued 4,100,000 warrants to purchase 4,100,000 common shares at an exercise price of $ 0.75 until January 25, 2014. In conjunction with this placement, warrants were issued to the placement agent to purchase 410,000 common shares at an exercise price of $0.60 until January 25, 2016.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

12.	Related Party Transactions:

Allocation of expenses:

Many operating expenses, primarily salary costs and rent of Mr. Prepaid, were incurred and paid by Blackbird a company under common control. In accordance with SEC Staff Accounting Bulletin No. 55, these financial statements reflect all of the costs associated with the operations of the Company. While certain costs incurred by Blackbird are directly attributable to the Company, other costs were shared between the two organizations. In situations where the costs were shared, expense has been allocated between Blackbird and Mr. Prepaid. Management believes that the methodologies used are reasonable. Salaries, taxes and benefits were allocated based upon functions of employers. Rent and occupancy costs were allocated based on space utilized. Total allocated expenses charged to the Company were approximately $212,474 and $204,000, for the periods ended January 31, 2011 and October 31, 2010, respectively.

Use of Premises:

The Company’s subsidiaries currently operate from office space leased by Yak America Inc. at its monthly cost of $5,006 and from executive office space leased by Cipher Networks Inc.

13.	Commitments and contingencies:

On June 10, 2010, Coastline Capital Partners was awarded $300,000 as its arbitration award in its proceeding against the Company. This matter related to Rapid Link and arose before the closing of the transactions contemplated by the Share Exchange Agreement. Coastline Capital Partners has since obtained a judgment in California against the Company in the amount of $ 434,000 inclusive of attorney fees and costs and is currently seeking to have the judgment enforced in Florida. A full provision for this amount is included in these financial statements as loss on legal settlement. The Company is in settlement negotiations with respect to this matter. However, there can be no assurance that a settlement can be reached.

On July 28, 2010, the Company entered into a settlement agreement with Matthew Liotta and other parties in which 10,500,000 shares of the Company were issued. This matter related to Rapid Link and arose before closing of the transactions contemplated by the Share Exchange Agreement. The Company estimated the value of these shares to be approximately $525,000 ($0.05 per share) and a provision for this amount is included in the year ended October 31, 2010 as loss on legal settlement. As the current trading volume of the Company’s listed shares is limited, management estimated the value of the shares based on the July 2010 private placement transaction. The settlement agreement also included a full release of all liabilities, damages and obligations relating to this matter as well as a dismissal of the lawsuit and also related to the litigation.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

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

Until October 29, 2010, Spot Mobile had an agreement to utilize a telecommunications switching platform (“technology assets,” or “the platform”) in order to rout its calls and in connection with its cellular business. The agreement was with, and the platform was owned by Yak America, Inc. (“Yak”), an entity controlled by the Company’s CEO and majority shareholder. Spot Mobile incurred expense in 2010 of $ 40,000, related to the use of the platform. On October 29, 2010, the Company acquired these technology assets from Yak. These technology assets had an historical carrying cost to Yak of $ 1,175,000 and Spot Mobile acquired the technology assets in exchange for Spot Mobile’s assumption of certain secured indebtedness of Yak’s parent, Blackbird, in the amount of $ 1,175,000 (Note 9). The Company obtained a valuation of the technology assets by a third party that indicated there was no impairment of the historical carrying costs of the technology assets as of October 31, 2010. This switch has current capacity to route 75 million minutes each month and is scalable up to 250 million minutes each month. For the year ended October 31, 2010, Spot Mobile used 218,000 minutes. Spot Mobile plans to use the platform’s capacity to offer mobile virtual network services. Spot Mobile has entered into an agreement with Yak whereby Yak will be able to use any excess capacity not utilized by the Company.

The Company did not acquire any of Yak’s business operations related to the technology assets, including any customers or revenues, or any of Yak’s receivables, payables or employees related to the technology assets acquired. Effective November 1, 2010, Yak was entitled to use the platform until June 20, 2012 for a service fee equal to 8% of Yak’s net revenue from the use of the platform for its customers. Based upon Yak’s historical use of the technology assets, these service fees are not expected to be significant to the Company’s consolidated financial statements for the year ended October 31, 2011. Service fees earned for the quarter ended January 31, 2011 were $ 85,632, and were recorded as a reduction of selling, general and administrative expenses.

SPOT MOBILE INTERNATIONAL LTD.

(FORMERLY RAPID LINK, INCORPORATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE MONTHS ENDED JANUARY 31, 2011 AND 2010

(UNAUDITED)

15.	Segmented Information

Prior to October 29, 2010, the Company operated in one segment however with the acquisition of the technology assets from Yak America on October 29, 2010 we began operating our business in two segments: Mr. Prepaid and Spot Mobile. The Mr. Prepaid segment markets and distributes electronic prepaid telecommunication products through independent retailers. The Spot Mobile MVNO segment offers prepaid mobile telephones, SIM cards and airtime utilizing our telecommunication assets. The operations of our segments are managed separately and each has unique technology and services.

Management is still in the process of developing their evaluation of segment performance, which financial measures will be used to evaluate performance and how resources will be allocated.

Of our revenue for the periods ended January 31, 2011 and 2010 was $2,868,000 and $4,667,000, respectively, approximately $14,000 and $ nil, respectively, was from the Spot Mobile segment, $2,864,016 and $4,667,000 was from the Mr. Prepaid segment. Our Spot Mobile division for the periods ended January 31, 2011 and 2010 had gross losses of $126,000 and $51,000, respectively, and net losses of $557,000 and $51,000, after amortization expenses of $42,000 and $0 respectively, as we developed the business. Our Mr. Prepaid segment had a gross profit of $18,000 and $122,000, respectively, and net loss of $148,000 and $94,000, respectively, after amortization and impairment charges of $73,000 and $77,000, respectively. At October 31, 2010, our Spot Mobile division accounted for $1,696,000 of our total assets after acquisition of the technology assets. All other assets of $1,571,000 were employed in our Mr. Prepaid segment.

16.	Subsequent Event:

On February 28, 2011, the Company completed the final closing of the private placement under which the Company sold 500,000 common shares at a price of $ 0.50 per share and received net proceeds of approximately $ 216,000 after payment of agent fees and costs. In addition, the Company issued 500,000 warrants to purchase 500,000 common shares at an exercise price of $ 0.75 until January 25, 2014 and 50,000 warrants to the placement agent to purchase 50,000 common shares at an exercise price of $ 0.60 until January 25, 2016.

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

General

Spot Mobile International Ltd., a Delaware corporation formerly known as Rapid Link, Incorporated, is a telecommunications services company which, through its wholly-owned subsidiaries, provides prepaid telecommunication and transaction based point of sale activation solutions through over 370 independent retailers in the Eastern United States. Our operations are conducted primarily through our wholly-owned subsidiaries: Mr. Prepaid, Inc., a Florida corporation (“Mr. Prepaid”) and Spot Mobile Corp., a Florida corporation (“Spot Mobile Corp.”). Mr. Prepaid operates as a retail point of sale distributor of prepaid wireless airtime. Spot Mobile Corp. is a prepaid wireless Mobile Virtual Network Operator (“MVNO”). We distribute and sell prepaid wireless handsets and SIM cards, offering talk, text and data services for wireless subscribers. Our MVNO operates on the Global System for Mobile Communications (“GSM”) platform service and can offer wireless service on the AT&T and T-Mobile networks.

Spot Mobile’s principal executive offices are located at 4950 Yonge Street, Suite 900, North York, Ontario M2N 6K1. The telephone number is (416) 229-9333.

Recent Developments

Private Offering of Units

On January 25, 2011, we completed the initial closing of a private placement (the “Private Placement”) with approximately 30 accredited investors (the “Investors”), pursuant to which we sold to the Investors an aggregate of 41 units (the “Units”) at a purchase price of $50,000 per Unit (the “Unit Price”). Each Unit is comprised of (i) 100,000 shares of our common stock; and (ii) a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events (the “Investor Warrants”). In the initial closing, we sold 41 Units and received net proceeds of approximately $1.8 million after payment of placement agent fees and costs relating to the Private Placement. Pursuant to the terms of the Private Placement, we could issue up to an additional 39 Units, for a total 80 Units, at a price of $50,000 per Unit.

On February 28, 2011, we completed the final closing of the Private Placement with approximately 9 Investors, pursuant to which we sold to the Investors an aggregate of 5 Units. In the final closing, we sold 5 Units and received net proceeds of approximately $216,000 after payment of placement agent fees and costs relating to the Private Placement.

The total gross proceeds of the Private Placement were approximately $2.3 million and we sold an aggregate of 46 Units comprised of 4,600,000 shares of our common stock and Investor Warrants to purchase an additional 4,600,000 shares of our common stock, of which 4,100,000 shares and warrants to purchase 4,100,000 shares were sold and issued through January 31, 2011. The net proceeds from the Private Placement will be used to fund our ongoing operations and to provide working capital. As of February 28, 2011, the Private Placement has been terminated and no further securities will be offered in connection with the Private Placement.

In consideration for services rendered as the placement agent in the Private Placement, we paid the placement agent cash commissions and an expense allowance fee aggregating $225,250, of which $191,500 was paid prior to January 31, 2011. In addition, as consideration for services rendered in connection with the Private Placement, at the final closing date of the Private Placement, we sold to the placement agent (i) warrants to purchase 460,000 shares of our common stock at an aggregate cost of $10.00 (the “Placement Agent Warrants”), and (ii) warrants to purchase 460,000 shares of our common stock identical to those sold to Investors. The Placement Agent Warrants will have a term of five years and shall be exercisable at $0.60 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events. The Placement Agent Warrants will also contain weighted average anti-dilution protection, cashless exercise provisions and “piggy-back” registration rights during the lifetime of the Placement Agent Warrants.

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

Business Strategy

Our core objective is to expand both our product base with the offering of our proprietary Spot Mobile prepared cellular product and the market for our products by increasing the number of retailers which offer our products through both Mr. Prepaid’s distribution network and through wholesale distribution. We also intend to offer our mobile virtual network operator (MVNO) mobile telephones through Mr. Prepaid’s distribution network and to offer Mr. Prepaid’s products to our MVNO retailers.

We plan to achieve our goal by pursuing both acquisition and organic expansion opportunities in selected markets to gain access to products and services that enhance our offerings, add talent, gain customer recognition in key markets, and improve operational efficiency.

Products and Services

Prepaid Services

We offer prepaid telecommunication and transaction based point of sale activation solutions through approximately 370 independent retailers in the Eastern United States.

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

Accounts receivable:

Trade accounts receivable are stated at the amount we expect to collect. We regularly monitor credit risk exposures in accounts receivable and maintain a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by our management would also change, which in turn would impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize risk. Based on our management’s assessment we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $19,000 and $9,000 as of January 31, 2011 and October 31, 2010, respectively.

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

Results of Operations

Comparison of the Three Months Ended January 31, 2011 to the Three Months Ended January 31, 2010

Operating Revenues

Revenues for the first quarter of fiscal 2011 decreased $1,798,000, or 38%, as compared to the same period of fiscal year 2010. This decrease is due to greater competition and lower margins resulting in a loss of stores from which we operate as some of these stores became unprofitable. Our profit margin of a group of PINs that represents 50% of our sales has been reduced significantly, due to lower discounts from the supplier. Revenues for the 2011 period also include $14,000 from our Spot Mobile Corp. subsidiary.

Costs of Revenues

Costs of revenues for the first quarter of fiscal 2011 decreased $1,620,000, or 35%, as compared to the same period of fiscal year 2010. The decrease in costs of revenues is consistent with reduction in revenues. Cost of revenues for the 2011 period also includes $140,000 from our Spot Mobile Corp. subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $507,000, or 271%, for the first quarter of fiscal 2011 as compared to the same period of fiscal year 2010. This increase is primarily attributable to costs of Spot Mobile Corp. of $447,000 and legal, accounting and other professional costs related to being a publicly reporting company of $240,000. These expenses have been reduced by cost recovered through our service fee arrangement with Yak America Inc. of $85,000.

Depreciation and Amortization

Depreciation and amortization expense increased $38,700 during the first quarter of fiscal 2011 as compared to the same period of fiscal 2010. The increase was primarily due to depreciation of $42,000 on the technology assets of Spot Mobile Corp., which were acquired on October 29, 2010.

Interest Expense

Interest expense increased by $22,000 which relates to the senior secured debt of $1,250,000 we assumed with the acquisition of Mr. Prepaid and secured notes payable of $1,175,000 assumed upon acquisition of the technology assets.

Liquidity and Sources of Capital

On January 25, 2011, we completed the initial closing of the Private Placement with approximately 30 Investors, pursuant to which we sold to the Investors an aggregate of 41 Units at a purchase price of $50,000 per Unit. Each Unit is comprised of (i) 100,000 shares of our common stock; and (ii) a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events. In the initial closing, we sold 41 Units and received net proceeds of approximately $1.8 million after payment of placement agent fees and costs relating to the Private Placement. On February 28, 2011, we completed the final closing of the Private Placement with approximately 9 Investors, pursuant to which we sold to the Investors an aggregate of 5 Units. In the final closing, we sold 5 Units and received net proceeds of approximately $216,000 after payment of placement agent fees and costs relating to the Private Placement.

The total gross proceeds of the Private Placement were $2.3 million and we sold an aggregate of 46 Units comprised of 4,600,000 shares of our common stock and Investor Warrants to purchase an additional 4,600,000 shares of our common stock. The net proceeds from the Private Placement will be used to fund our ongoing operations and to provide working capital. As of February 28, 2010, the Private Placement has been terminated and no further securities will be offered in connection with the Private Placement.

Overall Cash Inflows and Outflows

Our operating activities used approximately $796,000 of cash during the three months ended January 31, 2011, which primarily resulted from decreased operating revenues, and changes in our current assets and liabilities. Based on a negative operating cash flow during fiscal year 2010, and generally a history of negative operating cash flows, our fiscal 2010 audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

At January 31, 2011, we had cash and cash equivalents of $1,174,000, an increase in cash and cash equivalents of $1,018,000 from the balance at October 31, 2010. We had working capital deficits at January 31, 2011 and October 31, 2010 of approximately $2,045,000 and $2,941,000, respectively. This decrease in working capital deficit is primarily attributable to share subscriptions of $1,800,000 in January 2011.

We have an accumulated deficit of approximately $1,898,000 as of January 31, 2011 as well as a significant working capital deficit of $2,045,000. As described in “Recent Developments,” above, we have obtained financing of $2,016,250 for our current working capital needs in connection with our January – February 2011 private placement of common stock. If our sources of revenue do not generate sufficient capital to fund operations, we will need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to scale back our business plan and limit our planned growth and expansion activities, abandon projects and/or curtail capital expenditures. At this time, we cannot provide any assurance that other sources of capital will be available in the future or that it will be available on terms acceptable to us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It is important to note that though no changes were made to internal controls in the first fiscal quarter of 2011, our management intends to implement enhancements and changes to Mr. Prepaid’s internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. Prior to February 24, 2010, Mr. Prepaid was a privately held company and prior to June 7, 2010, Spot Mobile Corp. was a privately held company and neither subsidiary had an appropriate internal control structure designed for external reporting purposes. These enhancements include the hiring of additional personnel with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements, ongoing training, and development and communication of a delegation of authority policy and other process enhancements. The enhancements and changes we propose to implement represent our plan to remediate the material weaknesses identified above. We are reviewing proposals from outside consultants to remediate these weaknesses.

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

Coastline Capital On May 5, 2008, we filed a lawsuit against Coastline Capital for Declaratory Relief related to certain debenture transactions. Our suit for Declaratory Relief sought a Judgment from the Court that Coastline Capital had not earned a broker’s fee in the subject transaction in that Coastline Capital did not represent us in the transaction that closed and, pursuant to the terms of the brokerage contract, Coastline Capital was not entitled to a broker’s fee. The parties agreed to binding arbitration to resolve the dispute and the arbitration proceeding was concluded in May 2010. On June 10, 2010, the arbitrator awarded Coastline Capital the amount of $300,000. We recorded the net amount of the award in the first quarter of fiscal year 2010 as a loss on legal settlement. Coastline Capital has obtained a judgment against the Company in the amount of $434,520.20, inclusive of attorney fees and costs, in the Superior Court of California. As of January 5, 2011, Coastline Capital has filed a petition in the Circuit Court of the Eleventh Judicial District, Miami-Dade County, State of Florida for the enforcement and execution in Florida of its California state court judgment. The Company is in settlement negotiations with respect to this matter. However, there can be no assurance that a settlement can be reached.

Wasserman, Comden, Casselman & Esensten, L.L.P. Litigation In December 2010, Wasserman, Comden, Casselman & Esensten, L.L.P. (“Wasserman”) filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, Northwest District. This matter involved claims by the Company’s former attorneys for alleged breach of contract and seeks damages in the amount of $132,097.93 representing amounts invoiced to the Company for legal services previously rendered. As of January 28, 2011, the Company entered into a Settlement Agreement and Mutual Release with respect to this matter (the “Wasserman Settlement Agreement”). Pursuant to the Wasserman Settlement Agreement, we have paid $75,000 to the plaintiff in exchange for a full release of all liabilities, damages and obligations relating to this matter as well as a dismissal of the lawsuit.

In connection with the initial closing under the Share Exchange Agreement, our former subsidiary Telenational agreed to indemnify and hold us harmless from all liabilities of Telenational and One Ring including any claims, losses or damages arising from or relating to the legal proceedings described above.

Item 1A. Risk Factors

There are no material changes to the risk factors set forth in Part I, Item 1, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended October 31, 2010. Please refer to that section for disclosures regarding the risks and uncertainties related to our business. You should carefully consider such risk factors in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the identified risk factors, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition, including the potential effects of the current global unrest in the principal financial markets which could negatively affect current and future business prospects in our market segments. If any such risks occur, our business, operating results, liquidity and financial condition could be materially affected in an adverse manner. In addition, the trading price of our stock, when and if a market develops for our stock, could decline.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

On January 25, 2011, we completed the initial closing of a private placement (the “Private Placement”) with approximately 30 accredited investors (the “Investors”), pursuant to which we sold to the Investors an aggregate of 41 units (the “Units”) at a purchase price of $50,000 per Unit (the “Unit Price”). Each Unit is comprised of (i) 100,000 shares of our common stock; and (ii) a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events (the “Investor Warrants”). In the initial closing, we sold 41 Units and received net proceeds of approximately $1.8 million after payment of placement agent fees and costs relating to the Private Placement. Pursuant to the terms of the Private Placement, we were able to issue up to an additional 39 Units, for a total 80 Units, at a price of $50,000 per Unit.

On February 28, 2011, we completed the final closing of the Private Placement with approximately 9 Investors, pursuant to which we sold to the Investors an aggregate of 5 Units. In the final closing, we sold 5 Units and received net proceeds of approximately $216,250 after payment of placement agent fees and costs relating to the Private Placement.

The total gross proceeds of the Private Placement were $2.3 million and we sold an aggregate of 46 Units comprised of 4,600,000 shares of our common stock and Investor Warrants to purchase an additional 4,600,000 shares of our common stock. The net proceeds from the Private Placement will be used to fund our ongoing operations and to provide working capital. As of February 28, 2010, the Private Placement has been terminated and no further securities will be offered in connection with the Private Placement.

In consideration for services rendered as the placement agent in the Private Placement, we paid the placement agent cash commissions and an expense allowance fee aggregating $225,250. In addition, as consideration for services rendered in connection with the Private Placement, at the final closing date of the Private Placement, we sold to the placement agent (i) warrants to purchase 460,000 shares of our common stock at an aggregate cost of $10.00 (the “Placement Agent Warrants”), and (ii) warrants to purchase 460,000 shares of our common stock identical to those sold to Investors. The Placement Agent Warrants will have a term of five years and shall be exercisable at $0.60 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events. The Placement Agent Warrants will also contain weighted average anti-dilution protection, cashless exercise provisions and “piggy-back” registration rights during the lifetime of the Placement Agent Warrants.

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

Date: March 17, 2011	SPOT MOBILE INTERNATIONAL LTD.

	By:	/s/ CHARLES J. ZWEBNER
Charles J. Zwebner
Chief Executive Officer

	By:	/s/ DAVID STIER
David Stier
Chief Financial Officer

Exhibit Index

NO.	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished herewith)