Form 10-Q
period 2011-04-30
SPOT MOBILE INTERNATIONAL LTD.
filed 2011-06-20
CIK 913659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of June 20, 2011, the registrant had 29,253,594 shares of common stock, $0.001 par value per share, outstanding.

SPOT MOBILE INTERNATIONAL LTD. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	April 30, 2011	October 31, 2010
	(unaudited)

ASSETS

Current assets:
Cash	$15,088	$156,465
Accounts receivable, net	16,257	35,738
Inventory	154,211	138,116
Prepaid expenses	16,293	—

Total current assets	201,849	330,319

Deposits	694,000	30,000
Equipment, net	1,119,298	1,204,196
Customer lists, net	137,500	212,500
Intellectual property, net	91,667	141,667
Goodwill	300,000	400,000

	2,342,465	1,988,363

Total assets	$2,544,314	$2,318,682

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,182,568	$1,123,090
Secured notes payable	1,175,000	1,175,000
Deferred revenue	75,494	2,027
Due to related parties	1,193,353	871,845
Note payable	100,000	100,000
Convertible promissory note	500,000	—
Senior secured note payable	1,250,000	—

Total current liabilities	5,476,415	3,271,962

Convertible promissory note	—	500,000
Senior secured note payable	—	1,250,000

Total liabilities	5,476,415	5,021,962

Shareholders’ deficit:
Preferred stock	—	—
Common stock	28,754	24,154
Additional paid in capital	5,822,256	3,835,856
Accumulated deficit	(8,783,111)	(6,563,290)

Total shareholders’ deficit	(2,932,101)	(2,703,280)

Total liabilities and shareholders’ deficit	$2,544,314	$2,318,682

The accompanying notes are an integral part of these consolidated financial statements.

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended April 30,		Six months ended April 30
	2011	2010	2011	2010
Revenue	$3,007,736	$4,437,176	$5,876,283	$9,104,815
Cost of revenue	3,249,401	4,333,535	6,226,395	8,931,021

Gross (loss) profit	(241,665)	103,641	(350,112)	173,794

Operating expenses:
Selling, general and administrative expenses	813,299	357,479	1,592,963	544,013
Costs related to Rapid Link transaction	—	68,765	—	168,765
Amortization	115,600	76,593	231,140	153,439
Impairment charges	100,000	—	100,000	—
Loss on legal settlements	—	300,000	—	300,000

	1,028,899	802,837	1,924,103	1,166,217

Loss from operations	(1,270,564)	(699,196)	(2,274,215)	(992,423)

Other income/expense:
Loss on disposal of fixed assets	—	(5,490)	—	(5,490)
Management fee income	73,564	—	159,195	—
Interest expense	(52,705)	(48,333)	(104,801)	(78,333)

Net loss	$(1,249,705)	$(753,019)	$(2,219,821)	$(1,076,246)

Net loss per share - basic and diluted	$(.04)	$.23	$(.08)	$(.68)

Weighted average number of shares common shares outstanding	28,596,291	3,213,483	26,474,036	1,580,110

The accompanying notes are an integral part of these consolidated financial statements.

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, November 1, 2010	24,153,594	$24,154	$3,835,856	$(6,563,290)	$(2,703,280)

Shares sold in a private placement	4,600,000	4,600	1,986,400	—	1,991,000

Net loss			—	(2,219,821)	(2,219,821)

Balance, April 30, 2011	28,753,594	$28,754	$5,822,256	$(8,783,111)	$(2,932,101)

The accompanying notes are an integral part of these consolidated financial statements.

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Six months ended April 30,
	2011	2010

Cash flows from operating activities:
Net loss	$(2,219,821)	$(1,076,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	231,140	153,439
Accrued interest waived by shareholder	—	60,000
Loss on disposal of fixed assets	—	5,490
Loss on impairment of goodwill	100,000	—
Changes in operating assets and liabilities:
Accounts receivable	19,481	(7,404)
Prepaid expenses	(16,293)	—
Inventory	(16,095)	9,205
Deposits	(664,000)	(63,500)
Accounts payable and accrued liabilities	59,479	357,280
Deferred revenue	73,467	41,881

Net cash used in operating activities	(2,432,642)	(519,855)

Cash flows from investing activities:
Purchases of equipment	(21,242)	(3,448)

Net cash used in investing activities	(21,242)	(3,448)

Cash flows from financing activities:
Repayments of advances to related parties	(226,466)	(4,336)
Advances from related parties	547,973	—
Proceeds from sale of common stock	1,991,000	—
Proceeds from convertible promissory note	—	500,000

Net cash provided by financing activities	2,312,507	495,664

Net decrease in cash	(141,377)	(27,639)

Cash - beginning	156,465	72,023

Cash - ending	$15,088	$44,384

Supplemental disclosure of non-cash activities:

Liabilities assumed on reverse merger	$—	$1,325,000

The accompanying notes are an integral part of these consolidated financial statements.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(UNAUDITED)

1.	Organization and nature of business, going concern and recent developments:

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

Through February 24, 2010, Mr. Prepaid was a wholly-owned subsidiary of Blackbird Corporation (“Blackbird”), a telecommunications company. On February 24, 2010, Mr. Prepaid was party to the initial closing under a Share Exchange Agreement, dated October 13, 2009, as amended by an Amendment to Share Exchange Agreements dated January 21, 2010 (collectively, the “Share Exchange Agreement”), by and among Rapid Link Corporation (“Rapid Link”), Blackbird, certain of the Rapid Link’s principal shareholders, certain principal shareholders of Blackbird, and Mr. Prepaid. Pursuant to the Share Exchange Agreement, Rapid Link acquired from Blackbird all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of Rapid Link’s newly-created Series A Convertible Preferred Stock (the “Series A Preferred Stock”). As a result, Mr. Prepaid became a wholly-owned subsidiary of Rapid Link.

The Series A Preferred Stock had certain rights and preferences including full voting rights. In addition, the shares of Series A Preferred Stock issued to Blackbird upon the initial closing were convertible into 17,333,333 shares of’ the Company’s common stock. As a result, on an as-converted basis, these 17,333,333 shares of common stock would constitute approximately 80% of the then-issued and outstanding shares of common stock. The conversion of the Series A Preferred Stock issued to Blackbird was subject to amending the Company’s certificate of incorporation to increase the amount of shares of common stock authorized to be issued by the Company to an amount sufficient to permit the conversion of all such shares of Series A Preferred Stock, which occurred in June 2010. The description of the rights and preferences of the Series A Preferred Stock is qualified in its entirety by reference to the Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (the “Certificate of Designations”).

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

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(UNAUDITED)

1.	Organization and nature of business, going concern and recent developments (continued):

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

Notwithstanding the termination of the Share Exchange Agreement, Blackbird agreed to transfer its wholly-owned subsidiary, Spot Mobile, to the Company. The merger of Spot Mobile with the Company on June 7, 2010 was accounted for as a merger between companies under common control. The results of operations of Spot Mobile are included in the results of the Company’s operations for all periods presented. Spot Mobile has recently completed network development, testing and market analysis.

The accompanying balance sheet as of April 30, 2011, and the statements of operations for the three and six months ended April 30, 2011, and statements of cash flows for the three and six months ended April 30, 2011, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods have been made. The results of operations for the three and six months ended April 30, 2011 are not necessarily indicative of operating results for the full year.

Going concern and recent developments:

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements. (iii) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (v) the Company’s lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $8,783,000 as of April 30, 2011. For the fiscal year ended October 31, 2010, the Company’s net loss was approximately $3,560,000, on revenues of approximately $16 million.

On June 6, 2011, we received a notice from our senior secured lender that we were in default under our loan documents for failure to pay scheduled interest payments and failure to provide certain financial reports. As a result of this default the lender may accelerate the repayment of all amounts due under the note. The total outstanding balance, including accrued and unpaid interest, is approximately $1,268,000.

As a result of the default on our senior secured note payable and the repayment of the note we have a working capital deficiency of $5,275,000. We are not able to repay the note if demand for immediate payment is made. We also do not have sufficient cash to continue to fund operations. If we are not able to obtain needed debt and/or equity financing we will not be able to continue operations.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(UNAUDITED)

1.	Organization and nature of business, going concern and recent developments (continued):

Going concern and recent developments:

The Company will require additional funding by June 30, 2011 in order to remain a viable business. The Company is actively pursuing funding alternatives conditional upon a settlement of its default with its senior secured lender. The Company is seeking to raise enough short term funds for its activities through September 30, 2011, to allow sufficient time for the Company to try to raise additional long term capital. However, prior to consummating any short term financing, the Company will need to settle with its senior secured lender and to renegotiate its carrier and network arrangements. There can be no assurance that these transactions and agreements will be consummated in time to complete the financing. In addition, there is no assurance that the Company will be able to raise additional financing within the timeframe described above. In the event that we cannot raise sufficient capital within the required timeframe, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or force the Company to cease its operations.

There can be no assurance that sufficient debt or equity financing will be available in the future or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital will materially affect the Company’s operations in the short term and hinder expansion strategies. The Company continues to explore external financing opportunities. Historically, some of the Company’s funding has been provided by its shareholders. At April 30, 2011, approximately 19% of the Company’s debt is due to certain shareholders and other related parties.

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

Our independent auditors have included a going concern emphasis paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2010. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

Accounts receivable:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company regularly monitors credit risk exposures in accounts receivable and maintains a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for doubtful accounts. Specifically, if the financial condition of the Company’s customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. The Company reviews its credit policies on a regular basis and analyzes the risk of each prospective customer individually in order to minimize risk. Based on management’s assessment the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $27,000 and $9,000 as of April 30, 2011 and October 31, 2010, respectively.

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

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if the preferred shares were converted into common stock. For each of the periods presented, the effect of the inclusion of the dilutive shares (including 6,950,428 and 1,430,428 common shares as of April 30, 2011 and 2010, respectively, issued under outstanding warrants, and 617,283 common shares as of both April 30, 2011 and 2010 respectively, issuable under convertible debt and equity instruments) in which would have resulted in a decrease in loss per share and have been excluded from the calculation of diluted loss per common share.

Segment information:

Prior to October 29, 2010 the Company operated in one segment, however, with the acquisition of the technology assets from Yak America on October 29, 2010, we began operating our business in two segments: our Mr. Prepaid retail segment which markets and distributes electronic prepaid telecommunication products through independent retailers; and our Spot Mobile MVNO offering prepaid mobile telephones and SIM cards and airtime utilizing our telecommunications assets. These two segments are reviewed on a regular basis by our chief operating decision makers. All our operations are in the United States, and no customers are individually material to our operations.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

During 2010, and the quarter ended April 30, 2011, the Company completed goodwill and long-lived asset impairment analyses. Based on the work performed, management concluded that an impairment loss existed. Accordingly, the Company recorded non-cash impairment charges for goodwill assets in 2010 ($200,000) and the quarter ended April 30, 2011 ($100,000). The impairment charges resulted primarily from a decline in the customer base. Management estimated the impairment charges by cash flow analyses and by consideration of current market conditions and transactions in the prepaid telecommunications industry.

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

Income taxes:

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. For the three and six month periods ended April 30, 2011 and 2010, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is more likely than not.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

3.	Equipment:

	April 30,
	2011	October 31,
	(unaudited)	2010

Computer equipment	$24,494	$3,251
Furniture and fixtures	3,122	3,122
Point of sale activation terminals	126,362	126,362
Telecommunications switching platform (Note 14)	1,175,000	1,175,000

	1,328,978	1,307,735
Less accumulated depreciation and amortization	209,680	103,539

	$1,119,298	$1,204,196

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(UNAUDITED)

4.	Goodwill and other intangible assets:

The following sets forth information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	April 30, 2011	October 31,
	(unaudited)	2010
Customer lists:
Gross carrying amount	$750,000	$750,000
Accumulated amortization	(612,500)	(537,500)

	$137,500	$212,500

Intellectual property:
Gross carrying amount	$500,000	$500,000
Accumulated amortization	(408,333)	(358,333)

	$91,667	$141,667

Unamortized intangible asset:
Goodwill	$300,000	$400,000

During the three months ended April 30, 2011, the Company recorded an impairment charge of $100,000.

5.	Due to related parties:

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

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(UNAUDITED)

8.	Senior secured note payable:

Upon initial closing under the Share Exchange Agreement on February 24, 2010, the Company assumed a senior secured note payable of $1,250,000. The terms of this secured note provide for interest only payments monthly at the rate of 8% per year. The principal amount of $1,250,000 is due on February 28, 2013. This note is collateralized by all assets of the Company. See Note 16.

9.	Secured notes payable:

On October 29, 2010, the Company assumed certain secured indebtedness of Blackbird in the amount of $1,175,000 in exchange for the technology assets acquired from Yak America Inc. a wholly owned subsidiary of Blackbird. These notes are secured by the telecommunications switching platform and are payable interest only at 10% per annum and are due on demand.

10.	Secured note payable, related party:

On November 1, 2009, the Company had a $2,000,000 note payable to Blackbird. Interest on this note was at 6% per annum, and was due September 30, 2017. The note was collateralized by all assets of the Company. Blackbird waived all interest of $70,000 to June 14, 2010 and $ 120,000 for the year ended October 31, 2009. The Company has accounted for this waived interest as a contribution of capital from the shareholder. On June 14, 2010, the Company and Blackbird agreed to convert the note to 1,333,333 shares of common stock. The conversion rate of $ 1.50 per share was consistent with the share price per share of the Company’s July 2010 private placement (Note 11).

11.	Capital stock:

	April 30, 2011	October 31,
	(unaudited)	2010
Authorized
Preferred stock:
Series A preferred stock, no par value; authorized 100,000,000 shares at April 30, 2011 and October 31, 2010.

Common stock, $0.001 par value, authorized 1,000,000,000 at April 30, 2011, and October 31, 2010

Issued
28,753,594 and 24,153,594 shares of common stock	$28,754	$24,154

	$28,754	$24,154

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

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

On October 27, 2010, the Company filed an amendment to its certificate of incorporation to effect a reverse stock split of our common stock on the basis of one post split share for every thirty pre-split shares. All references to shares and earnings per share have been retroactively restated to reflect the reverse stock split.

At October 31, 2010, an additional 627,095 warrants exercisable at $0.30 for shares of common stock were outstanding. These warrants were issued by Rapid Link prior to the Share Exchange Agreement.

On January 25, 2011, the Company completed the initial closing of a private placement with approximately 30 accredited investors under which it sold 4,100,000 common shares at a price of $0.50 per share and received net proceeds of approximately $ 1,800,000 after payment of agent fees and costs. In addition, the Company issued 4,100,000 warrants to purchase 4,100,000 common shares at an exercise price of $ 0.75 until January 25, 2017. In conjunction with this placement, warrants were issued to the placement agent to purchase 410,000 common shares at an exercise price of $0.60 until January 25, 2016.

On February 28, 2011, the Company completed the initial closing of a private placement under which the Company sold 500,00 common shares at a price $0.50 per share and received net proceeds of $216,000 after payment of agent fees and costs. In addition, the Company issued 500,000 warrants to purchase 500,000 common shares at an exercise price of $ 0.75 until January 25, 2014 and 50,000 warrants to the placement agent to purchase 50,000 common shares at an exercise price of $0.60 until January 25, 2016.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(UNAUDITED)

12.	Related party transactions:

Allocation of expenses:

Many operating expenses, primarily salary costs and rent of Mr. Prepaid, were incurred and paid by Blackbird a company under common control. In accordance with SEC Staff Accounting Bulletin No. 55, these financial statements reflect all of the costs associated with the operations of the Company. While certain costs incurred by Blackbird are directly attributable to the Company, other costs were shared between the two organizations. In situations where the costs were shared, expense has been allocated between Blackbird and Mr. Prepaid. Management believes that the methodologies used are reasonable. Salaries, taxes and benefits were allocated based upon functions of employers. Rent and occupancy costs were allocated based on space utilized. Total allocated expenses charged to the Company were approximately $NIL and $62,000, for the six month periods ended April 30, 2011 and 2010, respectively, and $NIL and $54,000, for the three month periods ended April 30, 2011 and 2010, respectively.

Use of premises:

The Company’s subsidiary currently operates from office space leased by Yak America Inc. at its monthly cost of $5,006 and its executive office space leased by Cipher Networks Inc.

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

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(UNAUDITED)

13.	Commitments and contingencies (continued):

The Company has received correspondence from Telenational Communications, Inc., a former subsidiary of the Company regarding an alleged breach by the Company of its obligations under the Share Exchange Agreement of October 13, 2009 to consummate a subsequent closing which was to occur on June 30, 2010 upon satisfaction of certain conditions. Under such subsequent closing, the Company was to acquire certain assets of Telenational and assume certain indebtedness related to such assets. The Company terminated the share exchange agreement on June 7, 2010, as the Company determined that Telenational was unable to comply with its obligations under the agreement. No formal proceedings have been commenced with respect to this matter. The Company believes that it has no further obligations in this regard and that any claim is without merit and will be defended. No provision for loss, if any, has been made in these financial statements as any claim and loss is cannot be determined.

14.	Telecommunications switching platform:

Until October 29, 2010, Spot Mobile had an agreement to utilize a telecommunications switching platform (“technology assets”, or “the platform”) in order to rout its calls and in connection with its cellular business. The agreement was with, and the platform was owned by Yak America, Inc. (“Yak”), an entity controlled by the Company’s CEO and majority shareholder. Spot Mobile incurred expense in 2010 of $ 40,000, related to the use of the platform. On October 29, 2010, the Company acquired these technology assets from Yak. These technology assets had an historical carrying cost to Yak of $ 1,175,000 and Spot Mobile acquired the technology assets in exchange for Spot Mobile’s assumption of certain secured indebtedness of Yak’s parent, Blackbird, in the amount of $ 1,175,000 (Note 9). The Company obtained a valuation of the technology assets by a third party that indicated there was no impairment of the historical carrying costs of the technology assets as of October 31, 2010. This switch has current capacity to route 75 million minutes each month and is scalable up to 250 million minutes each month. For the year ended October 31, 2010, Spot Mobile used 218,000 minutes. Spot Mobile plans to use the platform’s capacity to offer mobile virtual network services. Spot Mobile has entered into an agreement with Yak whereby Yak will be able to use any excess capacity not utilized by the Company.

The Company did not acquire any of Yak’s business operations related to the technology assets, including any customers or revenues, or any of Yak’s receivables, payables or employees related to the technology assets acquired. Effective November 1, 2010, Yak was entitled to use the platform until June 20, 2012 for a service fee equal to 8% of Yak’s net revenue from the use of the platform for its customers. Based upon Yak’s historical use of the technology assets, these service fees are not expected to be significant to the Company’s consolidated financial statements for the year ended October 31, 2011. Service fees earned for the three months and six months ended April 30, 2011 were approximately $74,000 and $159,000

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

THREE AND SIX MONTHS ENDED APRIL 30, 2011 AND 2010

(UNAUDITED)

15.	Segmented information:

Prior to October 29, 2010, the Company operated in one segment, however with the acquisition of the technology assets from Yak America on October 29, 2010 we began operating our business in two segments: Mr. Prepaid and Spot Mobile. The Mr. Prepaid segment markets and distributes electronic prepaid telecommunication products through independent retailers. The Spot Mobile MVNO segment offers prepaid mobile telephones, SIM cards and airtime utilizing our telecommunication assets. The operations of our segments are managed separately and each has unique technology and services.

Management is still in the process of developing their evaluation of segment performance, which financial measures will be used to evaluate performance and how resources will be allocated.

Of our revenue for the six months ended April 30, 2011 and 2010 was $5,876,000 and $9,105,000 respectively, approximately $58,000 and $ nil, respectively, was from the Spot Mobile segment, $5,818,000 and $9,105,000 was from the Mr. Prepaid segment. Our Spot Mobile division for the six months ended April 30, 2011 and 2010 had gross losses of $397,000 and $87,000, respectively, and losses from operations of $1,853,000 and $782,000, respectively, as we developed the business. Our Mr. Prepaid segment had a gross profit of $47,000 and $261,000, respectively, and operating losses of $367,000 and $210,000, respectively, after amortization and impairment charges of $247,000 and $153,000, respectively. At October 31, 2010, our Spot Mobile division accounted for $1,310,000 of our total assets after acquisition of the technology assets. All other assets of $1,009,000 were employed in our Mr. Prepaid segment. At April 30, 2011 our Spot Mobile division accounted for $1,934,000 of our total assets. All other assets of $610,000 were employed in our Mr. Prepaid segment.

Of our revenue for the three month periods ended April 30, 2011 and 2010 was $3,008,000 and $4,437,000 respectively, approximately $44,000 and $ nil, respectively, was from the Spot Mobile segment, $2,964,000 and $4,437,000 was from the Mr. Prepaid segment. Our Spot Mobile division for the three month periods ended April 30, 2011 and 2010 had gross losses of $270,000 and $36,000, respectively, and losses from operations of $782,000 and 782,000, respectively, as we developed the business. Our Mr. Prepaid segment had a gross profit of $28,000 and $140,000, respectively, and operating losses of $219,000 and $116,000, respectively, after amortization and impairment charges of $173,000 and $77,000, respectively.

16.	Subsequent event:

On June 6, 2011, the Company received a Notice of Default from its Senior Secured Lender for failure to pay scheduled interest and to provide certain financial reports. The lender may accelerate the repayment of all amounts due under the note. The note and outstanding interest is approximately $1,268,000.

On May 26, 2011, we issued 500,000 common shares valued at approximately $100,000 as payment for consulting services rendered to the Company.

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

General

Spot Mobile International Ltd., a Delaware corporation formerly known as Rapid Link, Incorporated, is a telecommunications services company which, through its wholly-owned subsidiaries, provides prepaid telecommunication and transaction based point of sale activation solutions through over 350 independent retailers in the Eastern United States. Our operations are conducted primarily through our wholly-owned subsidiaries: Mr. Prepaid, Inc., a Florida corporation (“Mr. Prepaid”) and Spot Mobile Corp., a Florida corporation (“Spot Mobile Corp.”). Mr. Prepaid operates as a retail point of sale distributor of prepaid wireless airtime. Spot Mobile Corp. is a prepaid wireless Mobile Virtual Network Operator (“MVNO”). We distribute and sell prepaid wireless handsets and SIM cards, offering talk, text and data services for wireless subscribers. Our MVNO operates on the Global System for Mobile Communications (“GSM”) platform service and can offer wireless service on the AT&T and T-Mobile networks.

Spot Mobile’s principal executive offices are located at 4950 Yonge Street, Suite 900, North York, Ontario M2N 6K1. The telephone number is (416) 229-9333.

Recent Developments

On June 6, 2011, we received a notice from our senior secured lender that we were in default under our loan agreements for failure to pay scheduled interest payments and failure to provide certain financial reports. As a result of this default the lender may accelerate the repayment of all amounts due under the note. The total outstanding balance, including accrued and unpaid interest, is approximately $1,268,000.

As a result of the default on our senior secured note payable and the repayment of the notes we have a working capital deficiency of $5,275,000. We are not able to repay the note if demand for immediate payment is made. We also do not have sufficient cash to continue to fund operations. If we are not able to obtain needed debt and/or equity financing we will not be able to continue operations.

Furthermore, Coastline Capital, who obtained a judgment against the Company for $434,000, is attempting to enforce and executed its judgment against our assets.

On May 26, 2011, we issued 500,000 non-registered shares of our common stock for consulting services rendered to the Company.

As previously disclosed, on January 25, 2011, we completed the initial closing of a private placement (the “Private Placement”) with approximately 30 accredited investors (the “Investors”), pursuant to which we sold to the Investors an aggregate of 41 units (the “Units”) at a purchase price of $50,000 per Unit (the “Unit Price”). Each Unit is comprised of (i) 100,000 shares of our common stock; and (ii) a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events (the “Investor Warrants”). In the initial closing, we sold 41 Units and received net proceeds of approximately $1.8 million after payment of placement agent fees and costs relating to the Private Placement. Pursuant to the terms of the Private Placement, we were able to issue up to an additional 39 Units, for a total 80 Units, at a price of $50,000 per Unit.

On February 28, 2011, we completed the final closing of the Private Placement with 9 Investors, pursuant to which we sold to the Investors an aggregate of 5 Units. In the final closing, we sold 5 Units and received net proceeds of approximately $216,250 after payment of placement agent fees and costs relating to the Private Placement.

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

Products and Services

Prepaid Services

We offer prepaid telecommunication and transaction based point of sale activation solutions through approximately 350 independent retailers in the Eastern United States.

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

Accounts receivable:

Trade accounts receivable are stated at the amount we expect to collect. We regularly monitor credit risk exposures in accounts receivable and maintain a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by our management would also change, which in turn would impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize risk. Based on our management’s assessment we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $27,000 and $9,000 as of April 30, 2011 and October 31, 2010, respectively.

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

During 2011 and 2010, we completed goodwill and long-lived asset impairment analyses. Based on the work performed, our management concluded that an impairment loss existed. Accordingly, we recorded non-cash impairment charges for goodwill and intangible assets in 2011 of $100,000. The impairment charges resulted primarily from a decline in the customer base since 2010. Our management estimated the impairment charges by cash flow analyses and by consideration of current market conditions and transactions in the prepaid telecommunications industry.

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

Results of Operations

Comparison of the Three months Ended April 30, 2011 to the Three months Ended April 30, 2010

Operating Revenues

Revenues for the second quarter of fiscal 2011 decreased $1,429,000, or 32%, as compared to the same period of fiscal year 2010. This decrease is due to greater competition and lower margins resulting in a loss of stores from which we operate as some of these stores became unprofitable. Our profit margin of a group of PINs that represents 50% of our sales has been reduced significantly, due to lower discounts from the supplier. Revenues for the 2011 period also include $43,000 from our Spot Mobile Corp. subsidiary.

Costs of Revenues

Costs of revenues for the second quarter of fiscal 2011 decreased $1,048,000, or 25%, as compared to the same period of fiscal year 2010. The decrease in costs of revenues is consistent with reduction in revenues. Cost of revenues for the 2011 period also includes $314,000 from our Spot Mobile Corp. subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $455,820, or 128%, for the second quarter of fiscal 2011 as compared to the same period of fiscal year 2010. This increase is primarily attributable to costs of Spot Mobile Corp. of $470,000 and legal, accounting and other professional costs related to being a publicly reporting company of $270,000. These expenses have been reduced by cost recovered through our service fee arrangement with Yak America Inc. of $73,000.

Depreciation and Amortization

Depreciation and amortization expense increased $39,000 during the second quarter of fiscal 2011 as compared to the same period of fiscal 2010. The increase was primarily due to depreciation of $42,000 on the technology assets of Spot Mobile Corp., which were acquired on October 29, 2010.

Impairment

Impairment expense of $100,000 was charged against goodwill during the second quarter of fiscal 2011, primarily due to a decline in customer base.

Interest Expense

Interest expense increased by $4,372 which relates to the senior secured debt of $1,250,000 we assumed with the acquisition of Mr. Prepaid and secured notes payable of $1,175,000 assumed upon acquisition of the technology assets.

Comparison of the Six months Ended April 30, 2011 to the Six months Ended April 30, 2010

Operating Revenues

Revenues for the six months ended April 30, 2011 decreased $3,228,000, or 35%, as compared to the same period of fiscal year 2010. This decrease is due to greater competition and lower margins resulting in a loss of stores from which we operate as some of these stores became unprofitable. Our profit margin of a group of PINs that represents 50% of our sales has been reduced significantly, due to lower discounts from the supplier. Revenues for the 2011 period also include $57,000 from our Spot Mobile Corp. subsidiary.

Costs of Revenues

Costs of revenues for the six months ended April 30, 2011 decreased $2,617,096, or 30%, as compared to the same period of fiscal year 2010. The decrease in costs of revenues is consistent with reduction in revenues. Cost of revenues for the 2011 period also includes $454,000 from our Spot Mobile Corp. subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,048,950, or 192%, for the six months ended April 30, 2011 as compared to the same period of fiscal year 2010. This increase is primarily attributable to costs of Spot Mobile Corp. of $916,000 and legal, accounting and other professional costs related to being a publicly reporting company of $510,000. These expenses have been reduced by cost recovered through our service fee arrangement with Yak America Inc. of $159,000.

Depreciation and Amortization

Depreciation and amortization expense increased $78,000 during the second quarter of fiscal 2011 as compared to the same period of fiscal 2010. The increase was primarily due to depreciation of $84,000 on the technology assets of Spot Mobile Corp., which were acquired on October 29, 2010.

Interest Expense

Interest expense increased by $26,000 which relates to the senior secured debt of $1,250,000 we assumed with the acquisition of Mr. Prepaid and secured notes payable of $1,175,000 assumed upon acquisition of the technology assets.

Liquidity and Sources of Capital

On June 6, 2011, we received a notice from our senior secured lender that we were in default under our loan documents for failure to pay scheduled interest payments and failure to provide certain financial reports. In the event of a default the lender may accelerate the repayment of all amounts due under the note. The total outstanding balance, including accrued and unpaid interest, is approximately $1,268,000.

As a result of the default on our senior secured note payable and the acceleration of the notes repayment we have a working capital deficiency of $5,275,000. We are not able to repay the note if formal demand is made and we do not have sufficient cash to continue to fund operations. If we are not able to obtain needed debt and/or equity financing we will not be able to continue operations.

The Company will require additional funding by June 30, 2011 in order to remain a viable business. The Company is actively pursuing funding alternatives conditional upon a settlement of its default with its senior secured lender. The Company is seeking to raise enough short term funds for its activities through September 30, 2011, to allow sufficient time for the Company to try to raise additional long term capital. However, prior to consummating any short term financing, the Company will need to settle with its senior secured lender and to renegotiate its carrier and network arrangements. There can be no assurance that these transactions and agreements will be consummated in time to complete the financing. In addition, there is no assurance that the Company will be able to raise additional financing within the timeframe described above. In the event that we cannot raise sufficient capital within the required timeframe, it will have a material adverse effect on the Company’s liquidity, financial condition and business prospects or force the Company to cease its operations

On January 25, 2011, we completed the initial closing of the Private Placement with approximately 30 Investors, pursuant to which we sold to the Investors an aggregate of 41 Units at a purchase price of $50,000 per Unit. Each Unit is comprised of (i) 100,000 shares of our common stock; and (ii) a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events. In the initial closing, we sold 41 Units and received net proceeds of approximately $1.8 million after payment of placement agent fees and costs relating to the Private Placement. On February 28, 2011, we completed the final closing of the Private Placement with approximately 9 Investors, pursuant to which we sold to the Investors an aggregate of 5 Units. In the final closing, we sold 5 Units and received net proceeds of approximately $216,000 after payment of placement agent fees and costs relating to the Private Placement.

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

Overall Cash Inflows and Outflows

Our operating activities used approximately $2,432,000 of cash during the six months ended April 30, 2011, which primarily resulted from decreased operating revenues, and changes in our current assets and liabilities. Based on a negative operating cash flow during fiscal year 2010, and generally a history of negative operating cash flows, our fiscal 2010 audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

At April 30, 2011, we had cash and cash equivalents of $15,000, a reduction in cash and cash equivalents of $141,000 from the balance at October 31, 2010. We had working capital deficits at April 30, 2011 and October 31, 2010 of approximately $5,275,000 and $2,941,000, respectively. This increase in working capital deficit is primarily attributable to the reclassification of $ 1,750,000 of our long term debt to current liability and our losses to date.

We have an accumulated deficit of approximately $8,783,000 as of April 30, 2011 as well as a significant working capital deficit of $5,275,000. As described above, we have obtained financing of $2,016,250 for our current working capital needs in connection with our January – February 2011 private placement of common stock. Our sources of revenue are not sufficient to fund operations, we need to identify other sources of capital and/or we may be required to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations may require us to cease operations. At this time, we cannot provide any assurance that other sources of capital will be available or that it will be available on terms acceptable to us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It is important to note that though no changes were made to internal controls in the first fiscal quarter of 2011, our management intends to implement enhancements and changes to internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. Prior to February 24, 2010, Mr. Prepaid was a privately held company and prior to June 7, 2010, Spot Mobile Corp. was a privately held company and neither subsidiary had an appropriate internal control structure designed for external reporting purposes. These enhancements include the hiring of additional personnel with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements, ongoing training, and development and communication of a delegation of authority policy and other process enhancements.

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

Coastline Capital On May 5, 2008, we filed a lawsuit against Coastline Capital for Declaratory Relief related to certain debenture transactions. Our suit for Declaratory Relief sought a Judgment from the Court that Coastline Capital had not earned a broker’s fee in the subject transaction in that Coastline Capital did not represent us in the transaction that closed and, pursuant to the terms of the brokerage contract, Coastline Capital was not entitled to a broker’s fee. The parties agreed to binding arbitration to resolve the dispute and the arbitration proceeding was concluded in May 2010. On June 10, 2010, the arbitrator awarded Coastline Capital the amount of $300,000. We recorded the net amount of the award in the first quarter of fiscal year 2010 as a loss on legal settlement. Coastline Capital has obtained a judgment against the Company in the amount of $434,520.20, inclusive of attorney fees and costs, in the Superior Court of California. As of January 5, 2011, Coastline Capital has filed a petition in the Circuit Court of the Eleventh Judicial District, Miami-Dade County, State of Florida for the enforcement and execution in Florida of its California state court judgment. The Company will attempt to settle this matter. However, there can be no assurance that a settlement can be reached.

In connection with the initial closing under the Share Exchange Agreement, our former subsidiary Telenational agreed to indemnify and hold us harmless from all liabilities of Telenational and One Ring including any claims, losses or damages arising from or relating to the legal proceeding described above.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds

As previously disclosed, on January 25, 2011, we completed the initial closing of a private placement (the “Private Placement”) with approximately 30 accredited investors (the “Investors”), pursuant to which we sold to the Investors an aggregate of 41 units (the “Units”) at a purchase price of $50,000 per Unit (the “Unit Price”). Each Unit is comprised of (i)

100,000 shares of our common stock; and (ii) a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events (the “Investor Warrants”). In the initial closing, we sold 41 Units and received net proceeds of approximately $1.8 million after payment of placement agent fees and costs relating to the Private Placement. Pursuant to the terms of the Private Placement, we were able to issue up to an additional 39 Units, for a total 80 Units, at a price of $50,000 per Unit.

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

SPOT MOBILE INTERNATIONAL LTD.

Date: June 20, 2011	By:	/s/ Charles J. Zwebner
Charles J. Zwebner
Chief Executive Officer

	By:	/s/ David Stier
David Stier
Chief Financial Officer

Exhibit Index

No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350