Form 10-Q
period 2011-07-31
SPOT MOBILE INTERNATIONAL LTD.
filed 2011-09-19
CIK 913659

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-22636

SPOT MOBILE INTERNATIONAL LTD.

(Exact name of registrant as specified in its charter)

Delaware	75-2461665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4950 Yonge Street, Suite 904

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

Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of September 19, 2011, the registrant had 29,253,594 shares of common stock, $0.001 par value per share, outstanding.

SPOT MOBILE INTERNATIONAL LTD. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED BALANCE SHEETS

	July 31, 2011	October 31, 2010
	(unaudited)

ASSETS

Current assets:
Cash	$13,801	$156,465
Accounts receivable, net	11,635	35,738
Inventory	426,592	138,116
Prepaid expenses	10,091	—

Total current assets	462,119	330,319

Deposits	234,000	30,000
Equipment, net	1,068,142	1,204,196
Customer lists, net	100,000	212,500
Intellectual property, net	66,667	141,667
Goodwill	100,000	400,000

	1,568,809	1,988,363

Total assets	$2,030,928	$2,318,682

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$1,590,560	$1,123,090
Secured notes payable	1,175,000	1,175,000
Deferred revenue	288,765	2,027
Due to related parties	1,657,282	871,845
Note payable	100,000	100,000
Convertible promissory note	500,000	—
Senior secured note payable	1,323,366	—

Total current liabilities	6,634,974	3,271,962

Convertible promissory note	—	500,000
Senior secured note payable	—	1,250,000

Total liabilities	6,634,974	5,021,962

Shareholders’ deficit:
Preferred stock	—	—
Common stock	29,254	24,154
Additional paid in capital	5,896,756	3,835,856
Accumulated deficit	(10,530,056)	(6,563,290)

Total shareholders’ deficit	(4,604,046)	(2,703,280)

Total liabilities and shareholders’ deficit	$2,030,928	$2,318,682

The accompanying notes are an integral part of these consolidated financial statements.

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended July 31,		Nine months ended July 31
	2011	2010	2011	2010
Revenue	$2,948,932	$3,835,984	$8,825,215	$12,940,800
Cost of revenue	3,434,983	3,786,632	9,661,378	12,714,960

Gross (loss) profit	(486,051)	49,352	(836,163)	225,840

Operating expenses:
Selling, general and administrative expenses	757,570	389,572	2,350,532	1,022,135
Costs related to Rapid Link transaction	—	—	—	168,765
Amortization	115,629	70.091	346,769	223,530
Inventory write down	149,349	—	149,349	—
Impairment charges	200,000	—	300,000	—
Loss on legal settlements	—	525,000	—	825,000

	(1,222,548)	984,663	3,146,651	2,239,430

Loss from operations	(1,708,599)	(935,311)	(3,982,814)	(2,013,590)

Other income/expense:
Gain (loss) on disposal of fixed assets	—	415	—	(5,490)
Management fee income	62,241	—	221,435	—
Interest expense	(100,585)	(38,056)	(205,387)	(116,389)

Net loss	$(1,746,943)	$(972,952)	$(3,966,766)	$(2,135,469)

Net loss per share - basic and diluted	$(.06)	$(.06)	$(.14)	$(.34)

Weighted average number of shares common shares outstanding	28,874,473	15,453,080	27,363,118	6,239,377

The accompanying notes are an integral part of these consolidated financial statements.

.

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common stock		Additional	Accumulated
	Shares	Amount	Paid in Capital	Deficit	Total

Balance, November 1, 2010	24,153,594	$24,154	$3,835,856	$(6,563,290)	$(2,703,280)

Shares sold in a private placement	4,600,000	4,600	1,986,400		1,991,000

Shares issued for services	500,000	500	74,500	—	75,000

Net loss			—	(3,966,766)	(3,966,766)

Balance, July 31, 2011	29,253,594	$29,254	$5,896,756	$(10,530,056)	$(4,604,046)

The accompanying notes are an integral part of these consolidated financial statements.

SPOT MOBILE INTERNATIONAL LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine months ended July 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(3,966,766)	$(2,135,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	346,769	223,530
Accrued interest waived by shareholder	—	70,000
Shares issued for services	75,000	—
Loss on disposal of fixed assets	—	5,490
Inventory write down	149,349	—
Loss on impairment of goodwill	300,000	—
Loss on legal settlement	—	825,000
Changes in operating assets and liabilities:
Accounts receivable	24,103	(28,268)
Prepaid expenses	(10,091)	—
Inventory	(437,824)	(737)
Deposits	(204,000)	(63,500)
Accounts payable and accrued liabilities	467,470	431,487
Deferred revenue	286,738	18,516

Net cash used in operating activities	(2,969,252)	(653,951)

Cash flows from investing activities:
Purchases of equipment	(23,216)	(4,465)

Net cash used in investing activities	(23,216)	(4,465)

Cash flows from financing activities:
Repayments of advances to related parties	—	(18,809)
Advances from related parties	785,437	—
Proceeds from sale of common stock	1,991,000	959,990
Note payable increase	73,366	—
Proceeds from convertible promissory note	—	500,000

Net cash provided by financing activities	2,849,803	1,441,181

Net (decrease) increase in cash	(142,665)	782,765

Cash - beginning	156,466	72,023

Cash - ending	$13,801	$854,788

Supplemental disclosure of non-cash activities:

Liabilities assumed on reverse merger	$—	$1,325,000

Settlement of debt for shares of common stock	$—	$2,000,000

Share subscription receivable	$—	$240,000

The accompanying notes are an integral part of these consolidated financial statements.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31 30, 2011 AND 2010

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

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

1.	Organization and nature of business, going concern and recent developments (continued):

The accompanying balance sheet as of July 31, 2011, and the statements of operations for the three and nine months ended July 31, 2011, and statements of cash flows for the three and nine months ended July 31, 2011, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for such periods have been made. The results of operations for the three and nine months ended July 31, 2011 are not necessarily indicative of operating results for the full year.

Going concern and recent developments:

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements, (iii) changes in the Company’s business strategy or an inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (v) the Company’s lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $10,530,000 as of July 31, 2011. For the fiscal year ended October 31, 2010, the Company’s net loss was approximately $3,560,000, on revenues of approximately $16 million.

On June 6, 2011, we received a notice from LV Administrative Services, Inc., as administrative and collateral agent for Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Laurus Master Fund, Ltd. (In Liquidation) (collectively, the “Creditor Parties”) under that certain Master Security Agreement, dated February 24, 2010, executed by the Company and Mr. Prepaid, our wholly-owned subsidiary, and a Secured Term Note, dated February 24, 2010, issued by the Company in favor of the Creditor Parties that we were in default under such loan documents for failure to pay scheduled interest payments and failure to provide certain financial reports. On July 12, 2011, we received further notice from the Creditor Parties regarding the acceleration of all amounts due under their senior secured note and demanding payment of $1,323,366. On July 15, 2011, the Creditor Parties filed a lawsuit against the Company and Mr. Prepaid in the Supreme Court of the State of New York seeking summary judgment due to our failure to pay the amounts due under the senior secured note and seeking to enforce their rights and remedies under our loan documents.

As a result of the default on our senior secured note payable and the demand for the repayment of the note we have a working capital deficiency of $6,172,855. We are not able to repay the senior secured note payable and we do not have sufficient cash to continue operations. We are unable to raise further debt or equity without settling this matter with our senior secured lender. We have also been unsuccessful in renegotiating our carrier and network arrangements for lower pricing and additional products to be competitive in our marketplace to be able to successfully implement our business strategy.

As of September 19, 2011, the Company has therefore decided to cease all retail distribution operations pending the outcome of these matters and to evaluate strategic alternatives. Our subsidiary, Spot Mobile Corp., has made arrangements to obtain limited funding (Note 16) while it renegotiates new carrier and network arrangements in order to evaluate its strategic plans.

Our independent auditors have included a going concern emphasis paragraph in their audit opinion on our consolidated financial statements for the fiscal year ended October 31, 2010. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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

Accounts receivable:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company regularly monitors credit risk exposures in accounts receivable and maintains a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by management would also change, which in turn would impact the level of the Company’s future provision for doubtful accounts. Specifically, if the financial condition of the Company’s customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. The Company reviews its credit policies on a regular basis and analyzes the risk of each prospective customer individually in order to minimize risk. Based on management’s assessment the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $34,000 and $9,000 as of July 31, 2011 and October 31, 2010, respectively.

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if the preferred shares were converted into common stock. For each of the periods presented, the effect of the inclusion of the dilutive shares (including 6,950,428 and 1,430,428 common shares as of July 31, 2011 and 2010, respectively, issued under outstanding warrants, and 617,283 common shares as of both July 31, 2011 and 2010 respectively, issuable under convertible debt and equity instruments) in which would have resulted in a decrease in loss per share and have been excluded from the calculation of diluted loss per common share.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

2.	Summary of significant accounting policies (continued):

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

During 2010, and the quarter ended July 31, 2011, the Company completed goodwill and long-lived asset impairment analyses. Based on the work performed, management concluded that an impairment loss existed. Accordingly, the Company recorded non-cash impairment charges for goodwill in 2010 ($200,000) and the quarter ended July 31, 2011 ($200,000). The impairment charges resulted primarily from a decline in the customer base. Management estimated the impairment charges by cash flow analyses and by consideration of current market conditions and transactions in the prepaid telecommunications industry.

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

Income taxes:

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. For the three and nine month periods ended July 31, 2011 and 2010, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is more likely than not.

Recent accounting pronouncements:

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for the Company in the first quarter of fiscal year 2011. The Company is currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

3.	Equipment:

	July 31, 2011 (unaudited)	October 31, 2010

Computer equipment	$26,467	$3,251
Furniture and fixtures	3,122	3,122
Point of sale activation terminals	126,362	126,362
Telecommunications switching platform (Note 14)	1,175,000	1,175,000

	1,330,951	1,307,735
Less accumulated depreciation and amortization	262,809	103,539

	$1,068,142	$1,204,196

4.	Goodwill and other intangible assets:

The following sets forth information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	July 31, 2011 (unaudited)	October 31, 2010
Customer lists:
Gross carrying amount	$750,000	$750,000
Accumulated amortization	(650,000)	(537,500)

	$100,000	$212,500

Intellectual property:
Gross carrying amount	$500,000	$500,000
Accumulated amortization	(433,333)	(358,333)

	$66,667	$141,667

Unamortized intangible asset:
Goodwill	$100,000	$400,000

During the three months ended July 31, 2011, the Company recorded an impairment charge of $200,000.

5.	Due to related parties:

The amounts due to related parties represent cash advances made to the Company from other companies under common control. These amounts are unsecured and non-interest bearing with no specific terms of repayment, and payable upon demand.

6.	Note payable:

This note payable to a third party, is non-interest bearing and is secured by a priority claim on all assets of the Company. This note was originally due in June 2008, and extended to December 2009. The note remains unpaid and is now due on demand.

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

THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

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

On June 6, 2011, we received a notice from V Administrative Services, Inc., as administrative and collateral agent for Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Laurus Master Fund, Ltd. (In Liquidation) (collectively, the “Creditor Parties”) under that certain Master Security Agreement, dated February 24, 2010, executed by the Company and Mr. Prepaid, our wholly-owned subsidiary, and a Secured Term Note, dated February 24, 2010, issued by the Company in favor of the Creditor Parties that we were in default under such loan documents for failure to pay scheduled interest payments and failure to provide certain financial reports. On July 12, 2011, we received further notice from the Creditor Parties regarding the acceleration of all amounts due under their senior secured note and demanding payment of $1,323,366. On July 15, 2011, the Creditor Parties filed a lawsuit against the Company and Mr. Prepaid in the Supreme Court of the State of New York seeking summary judgment due to our failure to pay the amounts due under the senior secured note and seeking to enforce their rights and remedies under our loan documents.

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

On November 1, 2009, the Company had a $2,000,000 note payable to Blackbird. Interest on this note was at 6% per annum, and was due September 30, 2017. The note was collateralized by all assets of the Company. Blackbird waived all interest of $70,000 to June 14, 2010 and $120,000 for the year ended October 31, 2009. The Company has accounted for this waived interest as a contribution of capital from the shareholder. On June 14, 2010, the Company and Blackbird agreed to convert the note to 1,333,333 shares of common stock. The conversion rate of $1.50 per share was consistent with the share price per share of the Company’s July 2010 private placement (Note 11).

11.	Capital stock:

	July 31, 2011 (unaudited)	October 31, 2010

Authorized
Preferred stock:
Series A preferred stock, no par value; authorized 100,000,000 shares at July 31, 2011 and October 31, 2010.

Common stock, $0.001 par value, authorized 1,000,000,000 at July 31, 2011, and October 31, 2010

Issued
29,253,594 and 24,153,594 shares of common stock	$29,254	$24,154

	$29,254	$24,154

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

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

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

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

11.	Capital stock (continued):

At October 31, 2010, an additional 627,095 warrants exercisable at $0.30 for shares of common stock were outstanding. These warrants were issued by Rapid Link prior to the Share Exchange Agreement.

On January 25, 2011, the Company completed the initial closing of a private placement with approximately 30 accredited investors under which it sold 4,100,000 common shares at a price of $0.50 per share and received net proceeds of approximately $1,800,000 after payment of agent fees and costs. In addition, the Company issued 4,100,000 warrants to purchase 4,100,000 common shares at an exercise price of $0.75 until January 25, 2017. In conjunction with this placement, warrants were issued to the placement agent to purchase 410,000 common shares at an exercise price of $0.60 until January 25, 2016.

On February 28, 2011, the Company completed the initial closing of a private placement under which the Company sold 500,00 common shares at a price $0.50 per share and received net proceeds of $216,000 after payment of agent fees and costs. In addition, the Company issued 500,000 warrants to purchase 500,000 common shares at an exercise price of $0.75 until January 25, 2014 and 50,000 warrants to the placement agent to purchase 50,000 common shares at an exercise price of $0.60 until January 25, 2016.

On May 26, 2011, the Company issued 500,000 common shares for consulting services valued at $75,000.

12.	Related party transactions:

Allocation of expenses:

Many operating expenses, primarily salary costs and rent of Mr. Prepaid, were incurred and paid by Blackbird, a company under common control. In accordance with SEC Staff Accounting Bulletin No. 55, these financial statements reflect all of the costs associated with the operations of the Company. While certain costs incurred by Blackbird are directly attributable to the Company, other costs were shared between the two organizations. In situations where the costs were shared, expense has been allocated between Blackbird and Mr. Prepaid. Management believes that the methodologies used are reasonable. Salaries, taxes and benefits were allocated based upon functions of employers. Rent and occupancy costs were allocated based on space utilized. Total allocated expenses charged to the Company were approximately $NIL and $258,000, for the nine month periods ended July 31, 2011 and 2010, respectively, and $NIL and $96,000, for the three month periods ended July 31, 2011 and 2010, respectively.

Use of premises:

The Company’s subsidiary currently operates from office space leased by Yak America Inc. at its monthly cost of $5,006 and its executive office space leased by Cipher Networks Inc. Yak America Inc. and Cipher Networks Inc. are principally owned and controlled by Charles Zwebner, our chief executive officer.

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

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

11.	Commitments and contingencies (continued):

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

On June 6, 2011, we received a notice from LV Administrative Services, Inc., as administrative and collateral agent for Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Laurus Master Fund, Ltd. (In Liquidation) (collectively, the “Creditor Parties”) under that certain Master Security Agreement, dated February 24, 2010, executed by the Company and Mr. Prepaid, our wholly-owned subsidiary, and a Secured Term Note, dated February 24, 2010, issued by the Company in favor of the Creditor Parties that we were in default under such loan documents for failure to pay scheduled interest payments and failure to provide certain financial reports. On July 12, 2011, we received further notice from the Creditor Parties regarding the acceleration of all amounts due under their senior secured note and demanding payment of $1,323,366. On July 15, 2011, the Creditor Parties filed a lawsuit against the Company and Mr. Prepaid in the Supreme Court of the State of New York seeking summary judgment due to our failure to pay the amounts due under the senior secured note and seeking to enforce their rights and remedies under our loan documents. The Company has filed a response on September 8, 2011, setting forth various defenses and counterclaims against the Creditor Parties. A hearing regarding the summary judgment is pending.

On July 12, 2011, Brune & Richard LLP filed an interpleader complaint against the Creditor Parties, the Company and Mr. Prepaid, among other parties, in the Supreme Court of the State of New York. In connection with a proposed settlement of the dispute between the Creditor Parties and the Company, the Company had previously delivered a good faith deposit in the amount of $200,000 to Brune & Richard LLP. Due to the failure of the parties to resolve the dispute, Brune & Richard placed such deposit in the court pursuant to the interpleader action. The Company has filed a response setting forth various defenses. This matter is ongoing pending a resolution of the LV Administrative Services, Inc. lawsuit described above.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

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

The Company did not acquire any of Yak’s business operations related to the technology assets, including any customers or revenues, or any of Yak’s receivables, payables or employees related to the technology assets acquired. Effective November 1, 2010, Yak was entitled to use the platform until June 20, 2012 for a service fee equal to 8% of Yak’s net revenue from the use of the platform for its customers. Based upon Yak’s historical use of the technology assets, these service fees are not expected to be significant to the Company’s consolidated financial statements for the year ended October 31, 2011. Service fees earned for the three months and nine months ended July 31, 2011 were approximately $62,000 and $221,000.

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

Of our revenue for the nine months ended July 31, 2011 and 2010 of $8,825,000 and $12,941,000 respectively: (i) approximately $154,200 and $36,000, respectively, was from the Spot Mobile segment, and (ii) $8,671,000 and $12,915,000, respectively, was from the Mr. Prepaid segment. Our Spot Mobile division, for the nine months ended July 31, 2011 and 2010, had gross losses of $908,000 and $437,000, respectively, and losses from operations of $3,044,000 and $1,632,000, respectively, as we developed the business. Our Mr. Prepaid segment had a gross profit of $72,000 and $313,000, respectively for such periods, and operating losses of $679,000 and $382,000, respectively for such periods, after amortization and impairment charges of $520,000 and $188,000, respectively. At October 31, 2010, our Spot Mobile division accounted for $1,301,000 of our total assets after acquisition of the technology assets. All other assets of $1,018,000 were employed in our Mr. Prepaid segment. At July 31, 2011 our Spot Mobile division accounted for $1,514,000 of our total assets. All other assets of $949,000 were employed in our Mr. Prepaid segment.

Of our revenue for the three month periods ended July 31, 2011 and 2010, of $2,949,000 and $3,836,000 respectively: (i) approximately $97,000 and $7,000, respectively, was from the Spot Mobile segment, and (ii) $2,852,000 and $3,800,000, respectively, was from the Mr. Prepaid segment. Our Spot Mobile division, for the three month periods ended July 31, 2011 and 2010, had gross losses of $512,000 and $38,000, respectively, and losses from operations of $1,496,000 and $363,000, respectively, as we developed the business. Our Mr. Prepaid segment had a gross profit of $26,000 and $80,000, respectively for such periods, and operating losses of $313,000 and $73,000, respectively, after amortization and impairment charges of $273,000 and $63,000, respectively for such periods.

SPOT MOBILE INTERNATIONAL LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2011 AND 2010

(UNAUDITED)

16.	Subsequent event:

On September 16, 2011, Spot Mobile Corp., our wholly owned subsidiary, executed a Secured Promissory Note evidencing a revolving line of credit facility in the principal amount of up to $3,000,000 in favor of existing third party lender (the “Secured Note”). The principal amount under the Secured Note will accrue interest at the rate of 8.00% per year. The principal amount of the Secured Note and all accrued interest is due on demand upon 30 days’ notice from the lender. The proceeds of the Secured Note will be used to finance Spot Mobile’s needs for working capital. Of the $3,000,000 face amount of the Secured Note, $1,450,000 had been previously funded to Spot Mobile by the lender. In consideration of these prior advances, and in order to obtain additional funding from this lender, we provided security for Spot Mobile’s obligations. Accordingly, the obligations of Spot Mobile under the Secured Note are secured by a security interest in all of the assets of Spot Mobile as well as a pledge by the Company of all of the capital stock of Spot Mobile in favor of the lender.

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

Spot Mobile’s principal executive offices are located at 4950 Yonge Street, Suite 904, North York, Ontario M2N 6K1. The telephone number is (416) 229-9333.

Recent Developments

On June 6, 2011, we received a notice from LV Administrative Services, Inc., as administrative and collateral agent for Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Laurus Master Fund, Ltd. (In Liquidation) (collectively, the “Creditor Parties”) under that certain Master Security Agreement, dated February 24, 2010, executed by the Company and Mr. Prepaid, our wholly-owned subsidiary, and a Secured Term Note, dated February 24, 2010, issued by the Company in favor of the Creditor Parties that we were in default under such loan documents for failure to pay scheduled interest payments and failure to provide certain financial reports. On July 12, 2011, we received further notice from the Creditor Parties regarding the acceleration of all amounts due under their senior secured note and demanding payment of $1,323,366. On July 15, 2011, the Creditor Parties filed a lawsuit against the Company and Mr. Prepaid in the Supreme Court of the State of New York seeking summary judgment due to our failure to pay the amounts due under the senior secured note and seeking to enforce their rights and remedies under our loan documents.

As a result of the default on our senior secured note payable and the demand for the repayment of the note we have a working capital deficiency of $6,172,855. We are not able to repay the senior secured note payable and we do not have sufficient cash to continue operations. We are unable to raise further debt or equity without settling this matter with our senior secured lender. We have also been unsuccessful in renegotiating our carrier and network arrangements for lower pricing and additional products to be competitive in our marketplace to be able to successfully implement our business strategy.

As of September 19, 2011, the Company has therefore decided to cease all retail distribution operations pending the outcome of these matters and to evaluate strategic alternatives. Our subsidiary, Spot Mobile Corp., has made arrangements to obtain limited funding while it renegotiates new carrier and network arrangements in order to evaluate its strategic plans.

On September 16, 2011, Spot Mobile Corp., our wholly owned subsidiary, executed a Secured Promissory Note evidencing a revolving line of credit facility in the principal amount of up to $3,000,000 in favor of a third party lender (the “Secured Note”). The principal amount under the Secured Note will accrue interest at the rate of 8.00% per year. The principal amount of the Secured Note and all accrued interest is due on demand upon 30 days’ notice from the lender. The proceeds of the Secured Note will be used to finance Spot Mobile’s needs for working capital. Of the $3,000,000 face amount of the Secured Note, $1,450,000 had been previously funded to Spot Mobile by the lender. In consideration of these prior advances, and in order to obtain additional funding from this lender, we provided security for Spot Mobile’s obligations. Accordingly, the obligations of Spot Mobile under the Secured Note are secured by a security interest in all of the assets of Spot Mobile as well as a pledge by the Company of all of the capital stock of Spot Mobile in favor of the lender.

Business Strategy

Our core objective has been to expand both our product base with the offering of our proprietary Spot Mobile prepared cellular product and the market for our products by increasing the number of retailers which offer our products through both Mr. Prepaid’s distribution network and through wholesale distribution. We also offer our mobile virtual network operator (MVNO) mobile telephones through Mr. Prepaid’s distribution network and to offer Mr. Prepaid’s products to our MVNO retailers.

As a result of the default on our senior secured note payable and the demand for the repayment of the note we have a working capital deficiency of $6,172,855. We are not able to repay the senior secured note and we do not have sufficient cash to continue operations and are unable to raise further debt or equity without settling this matter with our senior secured lender. We have also been unsuccessful in renegotiating our carrier and network arrangements to be able to successfully implement our business strategy.

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

Accounts receivable:

Trade accounts receivable are stated at the amount we expect to collect. We regularly monitor credit risk exposures in accounts receivable and maintain a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by our management would also change, which in turn would impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize risk. Based on our management’s assessment we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Interest is typically not charged on overdue accounts receivable. Balances which remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $34,000 and $9,000 as of July 31, 2011 and October 31, 2010, respectively.

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

During 2011 and 2010, we completed goodwill and long-lived asset impairment analyses. Based on the work performed, our management concluded that an impairment loss existed. Accordingly, we recorded non-cash impairment charges for goodwill and intangible assets in 2011 of $300,000. The impairment charges resulted primarily from a decline in the customer base since 2010. Our management estimated the impairment charges by cash flow analyses and by consideration of current market conditions and transactions in the prepaid telecommunications industry.

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

Recent accounting pronouncements:

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on our management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for the Company in the first quarter of 2011. We are currently evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

Results of Operations

Comparison of the Three months Ended July 31, 2011 to the Three months Ended July 31, 2010

Operating Revenues

Revenues for the third quarter of fiscal 2011 decreased $887,000, or 23%, as compared to the same period of fiscal year 2010. This decrease is due to greater competition and lower margins resulting in a loss of stores from which we operate as some of these stores became unprofitable. Our profit margin of a group of PINs that represents 60% of our sales has been reduced significantly, due to lower discounts from the supplier. Revenues for the 2011 period also include $95,000 from our Spot Mobile Corp. subsidiary.

Costs of Revenues

Costs of revenues for the third quarter of fiscal 2011 decreased $352,000, or 9%, as compared to the same period of fiscal year 2010. The decrease in costs of revenues is consistent with reduction in revenues. Cost of revenues for the 2011 period also includes $608,000 from our Spot Mobile Corp. subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $369,000, or 120%, for the third quarter of fiscal 2011 as compared to the same period of fiscal year 2010. This increase is primarily attributable to costs of Spot Mobile Corp. of $515,000 and legal, accounting and other professional costs related to being a publicly reporting company of $155,000. These expenses have been reduced by cost recovered through our service fee arrangement with Yak America Inc. of $62,000.

Depreciation and Amortization

Depreciation and amortization expense increased $46,000 during the third quarter of fiscal 2011 as compared to the same period of fiscal 2010. The increase was primarily due to depreciation of $42,000 on the technology assets of Spot Mobile Corp., which were acquired on October 29, 2010.

Impairment

Impairment expense of $200,000 was charged against goodwill during the third quarter of fiscal 2011, primarily due to a decline in customer base.

Interest Expense

Interest expense increased by $62,000 which relates to the arrears interest of $32,000 on our senior secured debt of $1,250,000 and secured notes payable of $1,175,000 assumed upon acquisition of the technology assets.

Comparison of the Nine months Ended July 31, 2011 to the Nine months Ended July 31, 2010

Operating Revenues

Revenues for the nine months ended July 31, 2011 decreased $4,116,000, or 32%, as compared to the same period of fiscal year 2010. This decrease is due to greater competition and lower margins resulting in a loss of stores from which we operate as some of these stores became unprofitable. Our profit margin of a group of PINs that represents 66% of our sales has been reduced significantly, due to lower discounts from the supplier. Revenues for the 2011 period also include $154,000 from our Spot Mobile Corp. subsidiary.

Costs of Revenues

Costs of revenues for the nine months ended July 31, 2011 decreased $3,054,000, or 24%, as compared to the same period of fiscal year 2010. The decrease in costs of revenues is consistent with reduction in revenues. Cost of revenues for the 2011 period also includes $1,062,000 from our Spot Mobile Corp. subsidiary.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1,328,000, or 140%, for the nine months ended July 31, 2011 as compared to the same period of fiscal year 2010. This increase is primarily attributable to costs of Spot Mobile Corp. of $1,240,000 and legal, accounting and other professional costs related to being a publicly reporting company of $315,000. These expenses have been reduced by cost recovered through our service fee arrangement with Yak America Inc. of $221,000.

Depreciation and Amortization

Depreciation and amortization expense increased $123,000 during the third quarter of fiscal 2011 as compared to the same period of fiscal 2010. The increase was primarily due to depreciation of $126,000 on the technology assets of Spot Mobile Corp., which were acquired on October 29, 2010.

Interest Expense

Interest expense increased by $89,000 which relates to the arrears interest of $32,000 on our senior secured debt of $1,250,000 and secured notes payable of $1,175,000 assumed upon acquisition of the technology assets.

Liquidity and Sources of Capital

As a result of the default on our senior secured note payable and the demand payable for the repayment of the note we have a working capital deficiency of $6,172,855. We are not able to repay the senior secured note and we do not have sufficient cash to continue operations. We are unable to raise further debt or equity without settling this matter with our senior secured lender. We have also been unsuccessful in renegotiating our carrier and network arrangements to be able to successfully implement our business strategy.

The Company has therefore decided to cease all retail distribution operations pending the outcome of these matters and to evaluate strategic alternatives. Our subsidiary, Spot Mobile Corp., has made arrangements to obtain limited funding while it renegotiates new carrier and network arrangements in order to evaluate its strategic plans.

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

The total gross proceeds of the Private Placement were $2.3 million and we sold an aggregate of 46 Units comprised of 4,600,000 shares of our common stock.

Overall Cash Inflows and Outflows

Our operating activities used approximately $3,044,000 of cash during the nine months ended July 31, 2011, which primarily resulted from decreased operating revenues and changes in our current assets and liabilities. Based on a negative operating cash flow during fiscal year 2010, and generally a history of negative operating cash flows, our fiscal 2010 audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

At July 31, 2011, we had cash and cash equivalents of $13,801, representing a reduction of $143,000 from the balance at October 31, 2010. We had working capital deficits at July 31, 2011 and October 31, 2010 of approximately $6,173,000 and $2,942,000, respectively. This increase in working capital deficit is primarily attributable to the reclassification of $1,750,000 of our long term debt to current liability and our losses to date.

We have an accumulated deficit of approximately $10,530,000 as of July 31, 2011, as well as a significant working capital deficit of $6,172,855. As described above, we have obtained financing of $2,016,250 for our current working capital needs in connection with our January – February 2011 private placement of common stock. Our sources of revenue are not sufficient to fund operations and we have not identified other sources of capital which have required us to modify our business plan. Our inability to obtain needed debt and/or equity financing when needed or to generate sufficient cash from operations will require us to cease operations as well as examine other strategic alternatives.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the third quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It is important to note that though no changes were made to internal controls in the first fiscal quarter of 2011, our management intends to implement enhancements and changes to internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur. Prior to February 24, 2010, Mr. Prepaid was a privately held company and prior to June 7, 2010, Spot Mobile Corp. was a privately held company and neither subsidiary had an appropriate internal control structure designed for external reporting purposes. These enhancements include the hiring of additional personnel with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements, ongoing training, and development and communication of a delegation of authority policy and other process enhancements.

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

LV Administrative Services, Inc. On June 6, 2011, we received a notice from V Administrative Services, Inc., as administrative and collateral agent for Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Laurus Master Fund, Ltd. (In Liquidation) (collectively, the “Creditor Parties”) under that certain Master Security Agreement, dated February 24, 2010, executed by the Company and Mr. Prepaid, our wholly-owned subsidiary, and a Secured Term Note, dated February 24, 2010, issued by the Company in favor of the Creditor Parties that we were in default under such loan documents for failure to pay scheduled interest payments and failure to provide certain financial reports. On July 12, 2011, we received further notice from the Creditor Parties regarding the acceleration of all amounts due under their senior secured note and demanding payment of $1,323,366. On July 15, 2011, the Creditor Parties filed a lawsuit against the Company and Mr. Prepaid in the Supreme Court of the State of New York seeking summary judgment due to our failure to pay the amounts due under the senior secured note and seeking to enforce their rights and remedies under our loan documents. The Company has filed a response setting forth various defenses and counterclaims against the Creditor Parties. A hearing regarding the summary judgment is pending.

Brune & Richard LLP. On July 12, 2011, Brune & Richard LLP filed an interpleader complaint against the Creditor Parties, the Company and Mr. Prepaid, among other parties, in the Supreme Court of the State of New York. In connection with a proposed settlement of the dispute between the Creditor Parties and the Company, the Company had previously delivered a good faith deposit in the amount of $200,000 to Brune & Richard LLP. Due to the failure of the parties to resolve the dispute, Brune & Richard placed such deposit in the court pursuant to the interpleader action. The Company has filed a response setting forth various defenses. This matter is ongoing pending a resolution of the LV Administrative Services, Inc. lawsuit described above.

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

SPOT MOBILE INTERNATIONAL LTD.

Date: September 19, 2011	By:	/s/ Charles J. Zwebner
Charles J. Zwebner
Chief Executive Officer

Date: September 19, 2011	By:	/s/ David Stier
David Stier
Chief Financial Officer

Exhibit Index

No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350