Form 10-K
period 2011-10-31
SPOT MOBILE INTERNATIONAL LTD.
filed 2012-03-21
CIK 913659

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2011

Commission File No. 0-22636

SPOT MOBILE INTERNATIONAL LTD.
(Exact name of registrant as specified in its charter)

Delaware	75-2461665
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4950 Yonge Street, Suite 904, North York, ON Canada	M2N 6K1
(Address of principal executive offices)	(Zip Code)

 (416) 481-0718
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 30, 2011, was approximately $9,946,222  as computed by reference to the average bid and ask price of the common stock as quoted on the OTC Pink Sheets on such date.

As of March 20, 2012, the number of outstanding shares of common stock, $0.001 par value per share, of the registrant was 29,253,594.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPOT MOBILE INTERNATIONAL LTD.
FORM 10-K

Fiscal Year Ended October 31, 2011

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied in such forward-looking statements. See “Item 1A. Risk Factors.” Unless otherwise indicated in this Annual Report or the context otherwise requires, all references in this Current Report to “Spot Mobile,” the “Company,” “us,” “our” or “we” are to Spot Mobile International Ltd.

PART I

ITEM 1.	BUSINESS

General

Spot Mobile International Ltd., a Delaware corporation formerly known as Rapid Link, Incorporated, is a telecommunications services company which, through its wholly-owned subsidiaries, provides prepaid telecommunication and transaction based point of sale activation solutions through over 280 independent retailers in the Eastern United States.  Our operations are conducted primarily through our wholly owned subsidiaries: Mr. Prepaid, Inc., a Florida corporation (“Mr. Prepaid”) and Spot Mobile Corp., a Florida corporation (“Spot Mobile Corp.”).  Mr. Prepaid operates as a retail point of sale distributor of prepaid wireless airtime.  Spot Mobile Corp. is a prepaid wireless Mobile Virtual Network Operator (“MVNO”) that  distributes and sells prepaid wireless handsets and SIM cards, offering talk and text services for wireless subscribers.  Our MVNO operates on the Global System for Mobile Communications (“GSM”) platform service.

The Company’s principal executive offices are located at 4950 Yonge Street, Suite 904, North York, Ontario, Canada, M2N 6K1. The telephone number is (416) 481-0718.

History

The Company was incorporated on July 10, 1986 under the Company Act of the Province of British Columbia, Canada.  On August 7, 1992, we renounced our original province of incorporation and elected to continue our domicile under the laws of the State of Wyoming, and on November 30, 1994, our name was changed to “Canmax Inc”.  On February 1, 1999, we reincorporated under the laws of the State of Delaware under the name “ARDIS Telecom & Technologies, Inc”.  On November 2, 1999, we acquired substantially all of the business and assets of Dial Thru International Corporation, a California corporation (the “DTI Acquisition”), and, on January 19, 2000, we changed our name from ARDIS Telecom & Technologies, Inc. to Dial Thru International Corporation.  On November 1, 2005, we changed our name to Rapid Link, Incorporated (“Rapid Link”).  Prior to the share exchange agreement transaction described in Note 1 of the financial statements incorporated herein, Rapid Link served as facilities-based, communications company providing various forms of voice and data services to customers around the world.  Rapid Link provided a multitude of communication services targeted to small and medium sized businesses, as well as individual consumers.  These services included the transmission of voice and data traffic over public and private networks.  Rapid Link also provided foreign and domestic termination of voice traffic into the wholesale market.  On June 7, 2010, Rapid Link changed its name to Spot Mobile International Ltd.

Recent Developments

On June 6, 2011, we received a notice from LV Administrative Services, Inc., as administrative and collateral agent for Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Laurus Master Fund, Ltd. (In Liquidation) (collectively, the “Creditor Parties”) under that certain Master Security Agreement, dated February 24, 2010, executed by the Company and Mr. Prepaid, our wholly-owned subsidiary, and a Secured Term Note, dated February 24, 2010, issued by the Company in favor of the Creditor Parties that we were in default under such loan documents for failure to pay scheduled interest payments and failure to provide certain financial reports. On July 12, 2011, we received further notice from the Creditor Parties regarding the acceleration of all amounts due under their senior secured note and demanding payment of $ 1,323,366.  On July 15, 2011, the Creditor Parties filed a lawsuit against the Company and Mr. Prepaid in the Supreme Court of the State of New York seeking summary judgment due to our failure to pay the amounts due under the senior secured note and seeking to enforce their rights and remedies under our loan documents.  On December 6, 2011, the trial court issued a judgment against Spot Mobile International, Ltd. in the amount of $1,323,366, which was the loan amount.  Prior to the judgment and in connection with a proposed settlement of the dispute between the Creditor Parties and the Company, the Company delivered a good faith deposit in the amount of $200,000 in this matter, which was then turned over to the Court.  The Court denied the Company’s request to allow its claims to proceed in that same case as a setoff of the loan amount, but granted leave to file the claim separately.

In November 2011, John Jenkins (“Jenkins”) filed an action against the Company’s directors, as individuals, in U.S. District Court in the Central District of California.  The Company was not named as a defendant in the complaint.  This matter involves claims by the Company’s former Chairman and CEO for alleged intentional interference with contract, fraud and unfair competition related to a share lock-up agreement that was executed between Jenkins and the Company in February 2010.  Claimant seeks the unrestricted ability to transfer/sell his equity shares in the Company and unspecified damages.  An amended complaint was received on January 19, 2012.  The Company’s directors believe the lawsuit is without merit and on February 15, 2012 we filed a defense and a Motion to Dismiss the claim.  No provision for loss, if any, has been made in these financial statements as any claim and loss cannot be determined.

On February 22, 2012, the Company filed a separate suit in U.S. District Court in the Southern District of New York to assert its counterclaim of damages against the Creditor Parties, a principal of the Creditor Parties and the Company’s former CEO.  The complaint alleges, among other things, Breach of Contract, Breach of Fiduciary Duty and Fraud in the defendants’ actions leading up to, during and subsequent to, the 2009 reverse merger of Rapid Link, Blackbird and Mr. Prepaid.  The Company is seeking no less than $3,000,000 in damages from the defendants in the lawsuit.

As a result of the default on our senior secured note payable and the demand for the repayment of the note; and operating losses to date, we have a working capital deficiency of $6,619,000. We are not able to repay the senior secured note and we do not have sufficient cash to continue operations and are unable to raise necessary debt or equity without settling this matter with our senior secured lender.

As of September 19, 2011, the Company therefore decided to suspend all retail distribution operations pending the outcome of these matters and to evaluate strategic alternatives.  Our subsidiary, Spot Mobile Corp., made arrangements to obtain limited funding while it attempted to renegotiate new carrier and network arrangements and to evaluate its strategic plans.

On September 16, 2011, Spot Mobile Corp., executed a Secured Promissory Note evidencing a revolving line of credit facility in the principal amount of up to $3,000,000 in favor of a third party lender (the “Secured Note”).  The lender is an affiliate of the counter-party to the $1,175,000 Blackbird debt assumed by the Company in October, 2010.  The principal amount under the Secured Note accrues interest at the rate of 8.00% per year.  The principal amount of the Secured Note and all accrued interest is due on demand upon 30 days’ notice from the lender.  The proceeds of the Secured Note was to be used to finance Spot Mobile Corp.’s needs for working capital.  Of the $3,000,000 face amount of the Secured Note, $745,000 had been previously funded to Spot Mobile Corp. by the lender, primarily in 2011 for working capital needs.  In consideration of these prior advances, and in order to obtain additional funding from this lender, we provided security for Spot Mobile Corp.’s obligations.  Accordingly, the obligations of Spot Mobile Corp. under the Secured Note are secured by a security interest in all of the assets of Spot Mobile Corp. as well as a pledge by the Company of all of the capital stock of Spot Mobile Corp. in favor of the lender.  Principal in the amount of $945,000 was outstanding and owed to the lender under the Secured Note at October, 31, 2011.

On February 14, 2012, Spot Mobile Corp. finalized a new carrier and network agreement with T-Mobile USA, Inc. In anticipation of executing an agreement with the new carrier, and after negotiating a 180 day wind-down period with the old carrier, Spot Mobile Corp. terminated its existing carrier contract on February 9, 2012.  It is anticipated that the new carrier arrangement will not be functional until the third fiscal quarter of 2012.  To implement the new carrier agreement, Spot Mobile Corp. needed to secure further working capital commitments to finance its operations.  Spot Mobile Corp. worked with the existing Secured Note lender to obtain additional necessary funding.

Concurrent with the signing of the new carrier agreement on February 14, 2012, Spot Mobile Corp, executed a Secured Convertible Note financing agreement (the “Convertible Notes”) in the principal amount of up to $2,000,000 in favor of an affiliate of the existing Secured Note lender.  The Convertible Notes have a term of 24 months and outstanding principal is to accrue interest at the rate of 8.00% per year.  Principal and interest owed under the Convertible Notes is convertible at any time into a combination of voting preferred and voting common shares of Spot Mobile Corp. at a conversion ratio to be fixed within 90 days of the issuance of the Convertible Notes based on the equity value of the Company measured just prior to the issuance of the Convertible Notes, as determined by an independent business valuation.  Based upon the valuation, the Convertible Notes are convertible into equity constituting up to 95% of the capital stock of Spot Mobile Corp.  Principal in the amount of $500,000 was outstanding and owed to the lender under the Secured Convertible Note at March 20, 2012.

The Secured Note lender notified Spot Mobile Corp. that as of February 14, 2012 it would not provide additional debt funding under the terms of the Secured Note and that all future funding only would be made under the terms of the Convertible Note financing agreement.  Principal in the amount of $1,290,000 was outstanding and owed to the lender under the Secured Note at March 20, 2012.

Our Business

Our current operations are conducted through two wholly-owned subsidiaries, Mr. Prepaid and Spot Mobile Corp.

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

Spot Mobile Corp. is a nationwide prepaid wireless MVNO.  We distribute and sell prepaid wireless handsets and SIM cards, offering talk and text services for wireless subscribers.  Our network operates on the GSM platform service.  We sell our services wholesale to Master Agents and other distributors who sell directly to retail consumers, and we sell direct to consumers through our Spot Mobile website.  Our Master Agent channel reaches retail locations that include: convenience stores, non-traditional wireless stores, boutique wireless stores, liquor stores, gas stations, airport specialty stores, kiosks, bodegas, ethnic markets, flea markets and large scale ethnic community events.  We sell our airtime plans at a wholesale discount to our distributors.  We operate our facilities-based switches and terminate our international calls, which allow us to offer direct international dialing without an access fee at highly competitive deeply discounted prices.  On September 19, 2011, the Company decided to suspend Spot Mobile Corp retail distribution operations pending the outcome of creditor litigation and its evaluation of strategic alternatives.  It is anticipated that Spot Mobile Corp will resume retail distribution operations once the new carrier and network agreement is functional and once Spot Mobile Corp. is able to secure the necessary funds to operate.

Services

We currently offer comprehensive talk and text services, direct dial international access as well as voicemail, caller ID, call waiting, call forwarding and 3-Way calling.  Our services are prepaid and we do not enter into contracts with our subscribers.  We reduce the barriers to wireless service by providing service without requiring a social security number, bank information, or credit check.  Customers can establish service by purchasing a Spot Mobile Corp. handset or a Spot Mobile Corp. Activation Kit.  Customers can purchase refill airtime in denominations of $5, $10, $20, $30, and $50.  Customers purchasing a Spot Mobile Corp. Activation Kit can activate any unlocked GSM handset, including but not limited to iPhones, Blackberries and other GSM Smartphones.  Customers can purchase handsets, SIM cards, and additional airtime at retailer locations.  Furthermore, additional air time can be purchased at our website or through our 1-800 customer service line using an interactive voice response system.

Our standard prepaid plan is 10 cents per minute and 5 cents per text message.  All standard plan airtime is good for 90 days.  Additionally, we plan to offer Unlimited Talk & Text as well as Unlimited Talk, Text and Data plans.

Prepaid Handset, SIM Cards

We sell phone handsets and SIM cards branded under the name Spot Mobile.  Our phone handsets and SIM cards operate on the GSM platform.  Our phones only accept our prepaid SIM cards, while our SIM cards can be utilized with all GSM enabled phones.

Distribution

On September 19, 2011, the Company decided to suspend Spot Mobile Corp.’s retail distribution operations pending the outcome of creditor litigation and its evaluation of strategic alternatives.  It is anticipated that Spot Mobile Corp will resume retail distribution operations once the new carrier and network agreement is functional.

We primarily utilize the services of master distribution agents (“Master Agents”) to establish our distribution network.  In addition to this channel, we use the Internet and web centric marketing techniques.  Our Master Agent channel is a network of Master Agents, sub-agents, jobbers  and dealers (actual retail stores and locations) that we have developed to simplify the distribution process and supply all of our products into the markets where our strategic consumers shop.  Our Master Agents typically have a national footprint and reach throughout the domestic U.S. and territories.  Our sub-agents provide a more regionalized reach in areas and typically report through a Master Agent so they can receive a greater wholesale discount.  Jobbers and retailers are more localized and they usually have a specific area and established group of dealers they sell to on a weekly and monthly basis.  Their primary purpose is to keep the shelves stocked with our product and manage any competitive threats.  In our current distribution arrangement our Master Agents work directly with sub-agents, jobbers, retailers and dealers to insure that our products make it to market to meet demand.  All of the distribution agents within our channel specialize in distribution to retail locations that include convenience stores, non-traditional wireless stores, boutique wireless stores, liquor stores, gas stations, bodegas, ethnic markets, flea markets and large scale ethnic community events.  Our distribution agents have been distributing products through these channels and have deep relationships within their distribution networks.

Our web-based distribution consists of our own branded Spot Mobile website, prepaid wireless affiliates operating as prepaid wireless retail resellers of handsets, SIM cards and airtime, and our web-based marketing techniques that we anticipate using to drive growth.  Our own website offers all of our services including airtime plans, handsets and SIM cards.  Our affiliates offer refill airtime, selected handsets and SIM card kits.

Sales and Marketing - Distribution Channels

Spot Mobile Corp. sells services to strategic consumer segments that we have identified through other previous prepaid wireless sales success, secondary research and sales trends in the wireless industry. Our strategic segments include the unbanked, credit challenged, bargain wireless shoppers, dissatisfied postpaid users, immigrants requiring discounted international calling service to their country of origin, and fixed budget customers such as teens, “tweens” and fixed income seniors.  Within our distribution channel we have identified the consumers that live and shop in localized neighborhoods.  These customers typically do not have the disposable income or means to shop at the “big box” and super retailer locations.  More typically our unbanked, credit-challenged and ethnic target segments shop in local markets, bodegas and retail locations.

Our business strategy is to reach these strategic consumer segments through our Master Agent channel as well as the Internet.  Many of these customers are dissatisfied with confusing and expensive postpaid plans, as well as the lengthy contract terms and the expensive early termination fees required by the large carriers for postpaid plans.  The postpaid plans these customers are migrating away from require additional fees for services such as International calling and also impose overage charges.  Postpaid customers are also frustrated with confusing and complex fees and taxes which make the postpaid plans even more expensive.  We believe our customers and all of these segments are also drawn to our service because they are more satisfied with the price and value we offer.  We do not require a credit check or any term commitments, nor do we require a contract for service.

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

Based on our management team’s industry knowledge, we plan to achieve our objectives by executing our strategy to gain new prepaid wireless customers, and to displace existing wireless customers that are frustrated with their current carriers and postpaid plans by offering our plans, services, handsets and SIM cards.

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

Business Strategy

Our core objective is to expand our product base with the offering of our proprietary Spot Mobile prepaid cellular product.  We intend to offer our MVNO mobile telephones through both Mr. Prepaid’s distribution network and through wholesale distributors.

Competition

In the U.S., the wireless market is dominated by national wireless service providers including AT&T, Sprint Nextel, Verizon and T-Mobile.  In addition, in many markets there are regional wireless service providers, such as U.S. Cellular, MetroPCS and Leap Wireless as well as established large MVNO operators including Boost, Tracfone, Virgin Mobile, Simple Mobile, and Page Plus.  We expect competition to intensify as a result of continuing increases in wireless market penetration levels, the development and deployment of new technologies, the introduction of new products and services, new market entrants, the availability of additional spectrum, both licensed and unlicensed, and regulatory changes.  Several higher-speed wireless technologies have been deployed by various wireless service providers, while others are in the process of being developed to meet the growing customer appetite for wireless communications in both fixed and fully mobile environments.  Wireless service providers are in various stages of deploying their own 3G networks, and fourth generation (4G LTE) technologies are being developed and deployed. In addition, some municipalities and communications companies have been deploying networks of small Wi-Fi access points.  Competition may also increase if smaller, stand-alone wireless service providers merge or transfer licenses to larger, better capitalized and more experienced wireless service providers.  We also compete with resellers that buy bulk wholesale service from facilities-based wireless service providers for resale.

The wireless industry also faces competition from other communications and technology companies seeking to increase their brand recognition and capture customer revenue with respect to the provision of wireless products and services.  Other participants in the wireless value chain, including data application and content providers and device manufacturers, are introducing products and services directly to wireless consumers, rather than through wireless service providers, in order to compete more effectively for wireless data revenues.  Also, several device makers are making third-party applications and content available by bundling them with their products.  For example, Apple Inc. is packaging software applications and content with its phones, and Google Inc. has developed an open operating system and related applications for mobile devices that has been deployed on phones that certain other wireless service providers currently offer. In addition, Google is selling its own branded phone directly to consumers via its web store.  Third parties, such as Skype, are also now offering alternative means for making wireless voice calls that, in certain cases, can be used in lieu of the wireless provider’s voice service.

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

Employees

As of October 31, 2011, we employed 16 full-time and part time employees and contract personnel.  Approximately four of the employees are management personnel, seven are in customer service, four are in network management and support, and one is administrative.  We maintain a satisfactory working relationship with our employees and we have not experienced any labor disputes or any difficulty in recruiting staff for our operations.

Properties

The Company’s subsidiary currently operates from office space leased by Yak America Inc. and Cipher Networks Inc. at their monthly cost of approximately $5,000. Yak America Inc. and Cipher Networks Inc. are principally owned and controlled by Charles Zwebner, our chief executive officer.  We also lease space from a third party to house our telecommunications switch and cross-connect platforms.  This facility accommodates switches for many other carriers and provides ease of access within an environmentally controlled space with full back-up systems.  Monthly cost is approximately $18,000.

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

The Company incurred a net loss of $4,535,715 for the fiscal year ended October 31, 2011 as compared to a net loss of $3,560,414 for the prior fiscal year. The Company has an accumulated deficit of $11,099,005. The Company may incur additional losses as it attempts to develop and expand its operations and to market and sell its products.  No assurance can be given that the Company will achieve or sustain profitability.  As a result of the Company’s limited operating history and the nature of the market in which it competes, it is difficult for the Company to forecast revenues or earnings accurately.  No assurance can be given that the Company will be successful in accomplishing its goals or that it will generate sufficient revenue to become profitable or to sustain profitability.  If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and, as a result, we may be required to cease our business operations, the result of which would be that our stockholders would lose some or all of their investment.

We may not be able to secure financing needed for future operating needs on acceptable terms, or on any terms at all.

From time to time, we may seek additional financing to provide the capital required to maintain or expand our operations and to meet our obligations to our senior debt holders, if cash flow from operations is insufficient to do so.  We may be unable to meet our obligations to our senior debt holders. We cannot predict with certainty the timing or account of any such capital requirements.  If such financing is not available on satisfactory terms, we may be unable to maintain or expand our business or to develop new business at the rate desired, and our operating results may suffer.  If we are able to incur debt, we may be subject to certain restrictions imposed by the terms of the debt and the repayment of such debt may limit our cash flow and our ability to grow.  If we are unable to incur debt, we may be forced to issue additional equity, which could have a dilutive effect of the then current holders of equity.

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

We are dependent upon our Mobile Network Operator (MNO) or carriers to provide access to the cellular networks and services for billing and maintaining customer balances.  We are also dependent upon on our own network to provide switching, routing, billing, payment systems, fraud monitoring and customer service.  Any interruption or failure in either of the MNO or carrier networks or our own network for any reason could adversely affect our financial condition or results of operations.

Although Spot Mobile Corp. finalized a new carrier and network agreement on February 14, 2012, it is anticipated that the new carrier arrangement will not be functional until the third fiscal quarter of 2012. Additionally, to implement the new carrier agreement, Spot Mobile Corp. requires further working capital commitments to finance its operations.  There can be no assurances made that the new carrier arrangement will be implemented successfully.

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

The Company does not have a permanent Chief Financial Officer.

The Company’s Chief Financial Officer resigned in October, 2011 and given the financial constraints surrounding the business and the litigation against the business, we are finding it difficult to recruit a replacement.  In the interim our Chairman and CEO is serving as Interim Chief Financial Officer.  Additionally, the Company acknowledges that there are material weaknesses in its disclosure controls and procedures as well as its internal control over financial reporting.

The Company has been unable to obtain corporate liability and property insurance.

Due to the poor financial condition of the Company, we have been unable to obtain corporate liability and property insurance coverage.  Significant claims could pose a further risk to our ability to operate as a going concern.

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

There is a limited trading market for our common stock.  There can be no assurances that an established trading market will develop for our common stock in the future.  Such a market, if it does develop for our common stock, could be subject to extreme price and volume fluctuations.  In the absence of an active trading market:

- investors may have difficulty buying and selling or obtaining market quotations;
- market visibility for our common stock may be limited; and
- a lack of visibility for our common stock may have a depressive effect on the market price for our common stock.

The OTC Pink Sheets is an over-the-counter market that provides significantly less liquidity than other established exchanges or Nasdaq.

Our shares of common stock are quoted on the Over-the-Counter Pink Sheets Board which provides less liquidity than other established markets or exchanges.  The sale of shares could have a depressing effect on the market price if a market develops.  Sales of substantial amounts of our common stock, or the perception that such sales might occur, could adversely affect prevailing market prices of our common stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

To the extent the price of our common stock remains below $5.00 per share or we have a net tangible assets of $2,000,000 ($5,000,000 if we are deemed to be in continuous business for less than three years) or less, our common shares will be subject to certain “penny stock” rules promulgated by the SEC.  Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000).  For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the sale.  Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person.  These rules and regulations adversely affect the ability of brokers to sell our common shares and limit the liquidity of our securities.

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

We are subject to the ongoing requirements of Section 404 of the Sarbanes-Oxley Act and have determined that our disclosure controls and procedures and internal controls over financial reporting are deficient.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which requires that we document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures. During the course of our ongoing evaluation and integration of the internal controls of our business, we identified areas requiring improvement, and we will need to design enhanced processes and controls to address issues identified through this review.   If we continue to be unable to timely comply with Section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected. As of October 31, 2011, our management has concluded that our disclosure controls and procedures were ineffective due to certain material weakness in internal controls over financial reporting including: (i) not maintaining sufficient personnel with clearly delineated and fully documented responsibilities and with an appropriate level of accounting expertise; (ii) insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues; and (iii) lack of effective entity level controls at our subsidiaries. Although the Company has taken limited steps to address these weaknesses, we cannot be certain at this time that we will be able to successfully remediate these weaknesses which may require us to report one or more material weaknesses in connection with the presentation of our financial statements in the future.  Material weaknesses in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company.  The Sarbanes-Oxley Act of 2002, as amended, as well as new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  We are in the process of trying to implement some of the corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations as well as employment contracts for key personnel; however, we expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.

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

Given the increasingly tightening financial constraints, in particular the expense and costs of operating as a public company and the litigation facing the business, there can be no assurance that the Company will be able to afford to continue to file its Quarterly or Annual reports with the SEC and may not be able to continue to comply with future reporting requirements.   This outcome would have a material negative impact on the ability to trade in our stock.

Certain stockholders can exert control over us and may not make decisions that further the best interests of all stockholders.

Our officers, directors and principal stockholders (greater than 5% stockholders) together own an aggregate of approximately 25% of our outstanding common stock.  Consequently, these stockholders, if they act individually or together, may exert a significant degree of influence over our management and affairs and over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  In addition, this concentration of ownership may delay or prevent a change of control of the Company and might affect the market price of our common stock, even when a change of control may be in the best interest of all stockholders.  Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other stockholders, and accordingly, they could cause us to enter into transactions or agreements which we would not otherwise consider.

Certain conflicts of interest could arise.

Charles Zwebner, our Chief Executive Officer, is also the sole officer and director of Blackbird Corporation (“Blackbird”) and its subsidiary, Yak America Inc. (“Yak America”).  Therefore, Mr. Zwebner will need to devote a portion of his time and efforts to these companies.  Blackbird is in the process of being liquidated and dissolving.  Additionally, it is expected that no further material resources will be spent on the business of Yak America as its management is now planning to divest the business during the next 9 months.  There can be no assurance that a sale of Yak America, whose operations are in part intertwined with the Company, will not have a negative impact, both during and after the divestiture, on the financial results of the Company.  Also, it is not expected that Mr. Zwebner will devote significant time to the affairs of these entities.  However, if additional time or resources are required to wind down or otherwise address the operations of these companies, conflicts may limit the availability of Mr. Zwebner to manage the Company.

Our board of directors has not established any committees.

We have not established any committees including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function.  Our Board of Directors consists of only three members, two of which are also executive officers of the Company, and has not delegated any of its functions to committees.  Only one of our Board of Directors qualifies as “independent” under any exchange or SEC standard.  The entire Board of Directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act.  Our Board of Directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls.  Further, as we are currently quoted on the OTC Pink Sheets, we are not subject to any exchange rule which includes qualitative requirements mandating the establishment of any particular committees or that a majority of our Board of Directors be independent.  We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board of Directors has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.

The issuance of additional shares of common stock or preferred stock could change control of the Company.

Our certificate of incorporation authorizes the Board of Directors, without approval of the shareholders, to cause shares of preferred stock to be issued in one or more series, with the numbers of shares of each series to be determined by the Board of Directors.  Our certificate of incorporation further authorizes the Board of Directors to fix and determine the powers, designations, preferences and relative participating, optional or other rights (including, without limitation, voting powers, preferential rights to receive dividends or assets upon liquidation, rights of conversion or exchange into common stock or preferred stock of any series, redemption provisions and sinking fund provisions) between series and between the preferred stock or any series thereof and the common stock, and the qualifications, limitations or restrictions of such rights.  In the event of issuance, preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change of control of our company.  We have 1,000,000,000 shares of common stock authorized, including 29,253,594 shares which are issued and outstanding.  Our existing shareholders may suffer dilution in their interest without having the opportunity to approve any transactions pursuant to which the Company may issue additional shares of common stock or preferred stock.  Although we have no present plans to issue additional shares of common stock (other than through the terms of the Private Placement or the exercise of outstanding warrants or options) or series or shares of preferred stock, we can give no assurance that we will not do so in the future.

Our ownership of Spot Mobile Corp. could be diluted by up to 95%.

Concurrent with the signing of the new carrier agreement on February 14, 2012, and to secure critical working capital, Spot Mobile Corp, executed a Secured Convertible Note financing agreement (the “Convertible Notes”) in the principal amount of up to $2,000,000 in favor of an affiliate of the existing Secured Note lender.  Principal and interest owed under the Convertible Notes is convertible at any time into a combination of voting preferred and voting common shares of Spot Mobile Corp. at a conversion ratio to be fixed within 90 days of the issuance of the Convertible Notes based on the equity value of the Company measured just prior to the issuance of the Convertible Notes, as determined by an independent business valuation.  Based upon the valuation, the Convertible Notes are convertible into equity constituting up to 95% of the capital stock of Spot Mobile Corp.

The Company may require a financial or corporate restructuring.

As a result of ongoing litigation and more specifically, the awarding of two judgments against the Company in favor of creditor parties in the amounts of $434,000 and $1,323,000 respectively, and the significant interest continuing to accrue on these outstanding amounts, the Company may be forced to restructure itself to reduce or refinance existing debt.  This restructure could include among other things, the sale of assets, an insolvency proceeding, a plan of liquidation or a privatization of the Company.  It is our intention to engage restructuring and investment banking professionals to assist in this process. There can be no assurance that the Company will be successful in any of its restructuring efforts and the outcome may have a material negative impact on the value of our stock and the ability to trade in our stock.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

The Company’s subsidiary currently operates from office space leased by Yak America Inc. and Cipher Networks Inc. at their monthly cost of approximately $5,000.  Yak America Inc. and Cipher Networks Inc. are principally owned and controlled by Charles Zwebner, our Chief Executive Officer.  We also lease space to house our telecommunications switch and cross-connect platforms.  This facility accommodates switches for many other carriers and provides ease of access within an environmentally controlled space with full back-up systems.  Monthly cost is approximately $18,000.

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

Coastline Capital On May 5, 2008, we filed a lawsuit against Coastline Capital for Declaratory Relief related to certain debenture transactions. Our suit for Declaratory Relief sought a Judgment from the Court that Coastline Capital had not earned a broker’s fee in the subject transaction in that Coastline Capital did not represent us in the transaction that closed and, pursuant to the terms of the brokerage contract, Coastline Capital was not entitled to a broker’s fee.  The parties agreed to binding arbitration to resolve the dispute and the arbitration proceeding was concluded in May 2010. On June 10, 2010, the arbitrator awarded Coastline Capital the amount of $300,000.  We recorded the net amount of the award in the first quarter of fiscal year 2010 as a loss on legal settlement. Coastline Capital has obtained a judgment against the Company in the amount of $434,520, inclusive of attorney fees and costs, in the Superior Court of California.  As of January 5, 2011, Coastline Capital has filed a petition in the Circuit Court of the Eleventh Judicial District, Miami-Dade County, State of Florida for the enforcement and execution in Florida of its California state court judgment.

Liotta Litigation On November 24, 2009, Matthew Liotta filed a first amended complaint in Fulton County Georgia against us and one of our former subsidiaries alleging wrongful termination and damages for unpaid compensation pursuant to a written employment contract. On January 12, 2010, the Company and its former subsidiary filed an answer denying the allegations of the complaint and asserting affirmative defenses including that neither the Company nor its former subsidiary had ever executed an employment contract with Matthew Liotta. On July 28, 2010, we entered into a Release and Settlement Agreement with the plaintiffs (the “Liotta Settlement Agreement”). Pursuant to the Liotta Settlement Agreement we agreed to issue an aggregate of 350,000 shares of Common Stock to the plaintiffs in exchange for a full release of all liabilities, damages and obligations relating to this matter as well as a dismissal of the lawsuit. The Settlement Agreement also related to the litigation described below regarding the former One Ring shareholders.  Matthew Liotta became a director of the Company on June 2, 2011.

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

Wasserman, Comden, Casselman & Esensten, L.L.P. Litigation In December 2010, Wasserman, Comden, Casselman & Esensten, L.L.P. (“Wasserman”) filed an action against the Company in the Superior Court of the State of California, County of Los Angeles, Northwest District.  This matter involved claims by the Company’s former attorneys for alleged breach of contract and seeks damages in the amount of $132,000 representing amounts invoiced to the Company for legal services previously rendered.  As of January 28, 2011, the Company entered into a Settlement Agreement and Mutual Release with respect to this matter (the “Wasserman Settlement Agreement”).  Pursuant to the Wasserman Settlement Agreement, we paid $75,000 to the plaintiff in exchange for a full release of all liabilities, damages and obligations relating to this matter as well as a dismissal of the lawsuit.

In connection with the initial closing under the share exchange agreement (described in Note 1 to the financial statements incorporated herein), our former subsidiary Telenational Communications Inc. agreed to indemnify and hold us harmless from all liabilities of Telenational and One Ring including any claims, losses or damages arising from or relating to the legal proceedings described above.

LV Administrative Services, Inc. Litigation On June 6, 2011, we received a notice from LV Administrative Services, Inc., as administrative and collateral agent for Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Laurus Master Fund, Ltd. (In Liquidation) (collectively, the “Creditor Parties”) under that certain Master Security Agreement, dated February 24, 2010, executed by the Company and Mr. Prepaid, our wholly-owned subsidiary, and a Secured Term Note, dated February 24, 2010, issued by the Company in favor of the Creditor Parties that we were in default under such loan documents for failure to pay scheduled interest payments and failure to provide certain financial reports. On July 12, 2011, we received further notice from the Creditor Parties regarding the acceleration of all amounts due under their senior secured note and demanding payment of $ 1,323,366.  On July 15, 2011, the Creditor Parties filed a lawsuit against the Company and Mr. Prepaid in the Supreme Court of the State of New York seeking summary judgment due to our failure to pay the amounts due under the senior secured note and seeking to enforce their rights and remedies under our loan documents.  On December 6, 2011, the trial court issued a judgment against Spot Mobile International, Ltd. in the amount of $1,323,366, which was the loan amount.  Prior to the judgment and in connection with a proposed settlement of the dispute between the Creditor Parties and the Company, the Company delivered a good faith deposit in the amount of $200,000 in this matter, which remains in escrow.  The Court denied the Company’s request to allow its claims to proceed in that same case as a setoff of the loan amount, but granted leave to file the claim separately.  On February 22, 2012, the Company filed a separate suit in U.S. District Court in the Southern District of New York to assert its counterclaim of damages against the Creditor Parties, a principal of the Creditor Parties and the Company’s former CEO.  The complaint alleges, among other things, Breach of Contract, Breach of Fiduciary Duty and Fraud in the defendants’ actions leading up to, during and subsequent to, the 2009 reverse merger of Rapid Link, Blackbird and Mr. Prepaid.  The Company is seeking no less than $3,000,000 in damages from the defendants in the lawsuit.

Jenkins Litigation  In November 2011, John Jenkins (“Jenkins”) filed an action against the Company’s directors, as individuals, in U.S. District Court in the Central District of California.  The Company was not named as a defendant in the complaint.  This matter involves claims by the Company’s former Chairman and CEO for alleged intentional interference with contract, fraud and unfair competition related to a share lock-up agreement that was executed between Jenkins and the Company in February 2010.  Claimant seeks the unrestricted ability to transfer/sell his equity shares in the Company and unspecified damages.  An amended complaint was received on January 19, 2012.  The Company’s directors believe the lawsuit is without merit and on February 15, 2012 we filed a defense and a Motion to Dismiss the claim.

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

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

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

Our common stock is quoted on the OTC Pink Sheets under the symbol “RPID.” The range of closing prices for our common stock, as reported during each quarter since October 2010 was as follows.  These quotations are adjusted for our 2010 Reverse Stock Split and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Quarter Ended	High	Low

October 31, 2010	$1.50	$0.60
January 31, 2011	$0.72	$0.72
April 30, 2011	$0.34	$0.34
July 31, 2011	$0.15	$0.15
October 31, 2011	$0.05	$0.05

On March 19, 2012, our common stock had a closing price of $0.04.

Holders

As of March 19, 2012, there were approximately 579 security holders of record of our common stock.

Transfer Agent and Registrant

Our transfer agent is Securities Transfer Corporation, located at 2591 Dallas Parkway, Suite 120 Frisco, Texas 75034.  Their phone number is 469-633-0101.

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

Overview

We are a telecommunications services company which, through our wholly-owned subsidiaries, provides prepaid telecommunication and transaction based point of sale activation solutions through over 280 independent retailers in the Eastern United States.  Our operations are conducted primarily through our wholly owned subsidiaries: Mr. Prepaid and Spot Mobile Corp.   Mr. Prepaid operates as a retail point of sale distributor of prepaid wireless airtime.  Spot Mobile Corp. is a prepaid wireless MVNO.  We distribute and sell prepaid wireless handsets and SIM cards, offering talk and text services for wireless subscribers.  Our MVNO operates on the GSM platform service.

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

Revenue recognition:

Revenues generated by prepaid calling cards and point of sale activated third party Personal Identification Numbers (“PINs”), which represent the primary sources of our revenues, are recognized as revenue at the point of sale.  Revenue from the sale of cellular air time is recognized when the air time is used.  Revenue from prepaid telephones is recognized at the point of sale.

Inventory:

Inventory consists of prepaid calling cards, PINs, cellular telephones and SIM cards which are valued at the lower of cost or net realizable value.

We perform an analysis of slow-moving or obsolete inventory periodically and any necessary valuation reserves, which could potentially be significant, are included in the period in which the evaluations are completed. Inventory impairments result in a new cost basis for accounting purposes.

Accounts receivable:

Trade accounts receivable are stated at the amount we expect to collect. We regularly monitor credit risk exposures in accounts receivable and maintain a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of our customers to make required payments. We consider the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by our management would also change, which in turn would impact the level of our future provision for doubtful accounts. Specifically, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, additional customer-specific provisions for doubtful accounts may be required. We review our credit policies on a regular basis and analyze the risk of each prospective customer individually in order to minimize risk. Based on our management’s assessment we provide for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Interest is typically not charged on overdue accounts receivable.  Balances that remain outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $51,000 and $9,000 as of October 31, 2011 and October 31, 2010, respectively.

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

Segment information:

We acquired Spot Mobile Corp on June 6, 2010 and began operating in two segments on that date; our Mr. Prepaid retail segment which markets and distributes electronic prepaid telecommunication products through independent retailers; and our Spot Mobile Corp MVNO offering prepaid mobile telephones and SIM cards and airtime utilizing our telecommunications assets.  These two segments are reviewed on a regular basis by our chief operating decision makers.  All of our operations are in the United States and no customers are individually material to our operations.

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

During 2011 and 2010, we completed goodwill and long-lived asset impairment analyses. Based on the work performed, our management concluded that an impairment loss existed.  Accordingly, we recorded non-cash impairment charges for goodwill and intangible assets of $300,000 in 2011 and $200,000 in 2010. The impairment charges resulted primarily from the general economic downturn in the U.S. and from a decline in the customer base.  Our management estimated the impairment charges by cash flow analyses and by consideration of current market conditions and transactions in the prepaid telecommunications industry.

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

Income taxes:

We utilize the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  For the years ended October 31, 2011 and 2010, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is more likely than not.

Recent accounting pronouncements:

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on our management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards were effective for the Company in the first quarter of 2011 and the adoption of these standards did not have a material impact on its consolidated financial statements.

In September 2011, the FASB issued amended standards to allow for the option to first perform a qualitative assessment as to whether goodwill impairment indicators exist before undertaking the existing two-step test. The objective of the qualitative assessment is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not, the two-step test must still be performed. The amended standards are intended to reduce costs of evaluating annual goodwill impairment. These amended standards are to be applied for annual periods beginning after December 15, 2011 (November 1, 2012 for the Company). The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

Results of Operations

Comparison of the Fiscal Year Ended October 31, 2011 to the Fiscal Year Ended October 31, 2010

Operating Revenues

Revenues for the fiscal year ended October 31, 2011 decreased by $5,111,000, or 32%, as compared to fiscal year 2010. This decrease is due to greater competition and lower margins in Mr. Prepaid, resulting in a reduction of stores from which we operated as some of these stores became unprofitable.  Our profit margin of a group of PINs that represents 60% of our sales has been reduced significantly, due to lower discounts from our supplier.  Revenues for the 2011 period also include $171,000 from our subsidiary, Spot Mobile Corp. ($78,000 in 2010), primarily from increased phone sales.

Costs of Revenues

Costs of revenues for fiscal year ended October 31, 2011 decreased $4,240,000, or 26%, as compared to fiscal year 2010.  The decrease in costs of revenues is consistent with reduction in revenues.  Cost of revenues for 2011 period also includes $1,217,000 from our subsidiary, Spot Mobile Corp. ($189,000 in 2010), primarily from $271,000 related to switch hosting and maintenance, and from $946,000 of phone and related minutes costs .

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $764,000, or 43%, for fiscal 2011 as compared to the prior fiscal year.  This increase is primarily attributable to payroll costs of Spot Mobile Corp. of $1,549,000, and legal, accounting and other professional costs related to being a publicly reporting company of $410,000.  These expenses have been reduced by cost recovered through our service fee arrangement with Yak America Inc. of $282,000.

Depreciation and Amortization

Depreciation and amortization expense increased $148,000 during the year ended October 31, 2011 as compared to fiscal 2010.  The increase was primarily due to depreciation on the technology assets of Spot Mobile Corp., which were acquired on October 29, 2010.

Impairment

Impairment expense of $300,000 was charged against goodwill during the 2011 fiscal year due to a decline in the customer base.  $200,000 of goodwill impairment was recognized in the year ended October 31, 2010.

Inventory Write-down

Inventory carrying value was reduced by approximately $365,000 during fiscal 2011 to recognize a reduction in the estimated fair value of inventory due to changes in technology and obsolescence.  No inventory obsolescence charge was recorded in the year ended October 31, 2010.

Interest Expense

Interest expense increased by $227,000 which relates to interest on our senior secured debt of $1,323,000, our secured notes payable of $1,175,000, and the Spot Mobile Corp. secured note payable of $945,000.

Liquidity and Sources of Capital

On January 25, 2011, we completed the initial closing of the Private Placement with approximately 30 Investors, pursuant to which we sold to the Investors an aggregate of 41 Units at a purchase price of $50,000 per Unit. Each Unit is comprised of (i) 100,000 shares of our common stock; and (ii) a three-year warrant to purchase 100,000 shares of common stock at an exercise price of $0.75 per share, subject to adjustment for stock splits, stock dividends, recapitalizations and similar events. In the initial closing, we sold 41 Units and received net proceeds of approximately $1.8 million after payment of placement agent fees and costs relating to the Private Placement. On February 28, 2011, we completed the final closing of the Private Placement with approximately 9 Investors, pursuant to which we sold to the Investors an aggregate of 5 Units for net proceeds of approximately $216,000 after payment of placement agent fees and costs relating to the Private Placement.

The total gross proceeds of the Private Placement were approximately $2.0 million (after fees and costs) and we sold an aggregate of 46 Units comprised of 4,600,000 shares of our common stock.  Proceeds were used for working capital purposes.

As a result of the default on our senior secured note payable and the demand for the repayment of the note we have a working capital deficiency of $6,619,000. We are not able to repay the senior secured note and we do not have sufficient cash to continue operations and are unable to raise necessary debt or equity without settling this matter with our senior secured lender.

As of September 19, 2011, the Company therefore decided to suspend all retail distribution operations pending the outcome of these matters and to evaluate strategic alternatives.  Our subsidiary, Spot Mobile Corp., has made arrangements to obtain limited funding while it renegotiates new carrier and network arrangements and evaluates its strategic plans.

On September 16, 2011, Spot Mobile Corp., executed a Secured Promissory Note evidencing a revolving line of credit facility in the principal amount of up to $3,000,000 in favor of a third party lender (the “Secured Note”).  The lender is an affiliate of the counter-party to the $1,175,000 Blackbird debt assumed by the Company in October, 2010.  The principal amount under the Secured Note will accrue interest at the rate of 8.00% per year.  The principal amount of the Secured Note and all accrued interest is due on demand upon 30 days’ notice from the lender.  The proceeds of the Secured Note will be used to finance Spot Mobile Corp.’s needs for working capital.  Of the $3,000,000 face amount of the Secured Note, $745,000 had been previously funded to Spot Mobile Corp. by the lender, primarily in 2011 for working capital needs.  In consideration of these prior advances, and in order to obtain additional funding from this lender, we provided security for Spot Mobile Corp.’s obligations.  Accordingly, the obligations of Spot Mobile Corp. under the Secured Note are secured by a security interest in all of the assets of Spot Mobile Corp. as well as a pledge by the Company of all of the capital stock of Spot Mobile Corp. in favor of the lender.  Principal in the amount of $945,000 was outstanding and owed to the lender under the Secured Note at October, 31, 2011.

On February 14, 2012, Spot Mobile Corp. finalized a new carrier and network agreement.  In anticipation of executing the new carrier agreement with the new carrier, and after negotiating a 180 day wind-down period with the old carrier, Spot Mobile Corp. terminated its existing carrier contract on February 9, 2012.  It is anticipated that the new carrier arrangement will not be functional until the third fiscal quarter of 2012.  To implement the new carrier agreement, Spot Mobile Corp. needed to secure further working capital commitments to finance its operations.  Spot Mobile Corp. worked with the existing Secured Note lender to obtain additional necessary funding.

Concurrent with the signing of the new carrier agreement on February 14, 2012, Spot Mobile Corp, executed a Secured Convertible Note financing agreement (the “Convertible Notes”) in the principal amount of up to $2,000,000 in favor of an affiliate of the existing Secured Note lender.  The Convertible Notes have a term of 24 months and outstanding principal is to accrue interest at the rate of 8.00% per year.  Principal and interest owed under the Convertible Notes is convertible at any time into a combination of voting preferred and voting common shares of Spot Mobile Corp. at a conversion ratio to be fixed within 90 days of the issuance of the Convertible Notes based on the equity value of the Company, measured just prior to the issuance of the Convertible Notes, as determined by an independent business valuation.  Based on the valuation, the Convertible Notes are convertible into equity constituting up to 95% of the capital stock of Spot Mobile Corp. Principal in the amount of $500,000 was outstanding and owed to the lender under the Secured Convertible Note at March 20, 2012.

The Secured Note lender notified Spot Mobile Corp. that as of February 14, 2012 it would not provide additional debt funding under the terms of the Secured Note and that all future funding only would be made under the terms of the Convertible Note financing agreement.  Principal in the amount of $1,290,000 was outstanding and owed to the lender under the Secured Note at March 20, 2012.

Also in February 2012, a third-party warehouse that stores Spot Mobile inventory was destroyed by fire.  The approximate value of the inventory destroyed as a result of the fire was $153,000 (as of October 31, 2011).

Overall Cash Inflows and Outflows

Our operating activities used approximately $3,175,000 of cash during the twelve months ended October 31, 2011, which primarily resulted from decreased operating revenues and changes in our current assets and liabilities. Based on a negative operating cash flow during fiscal year 2011, as well as a history of negative operating cash flows, our fiscal 2011 audit report includes an explanatory paragraph indicating doubt about our ability to continue as a going concern.

At October 31, 2011, we had cash and cash equivalents of $1,306, representing a reduction of approximately $155,000 from the balance at October 31, 2010. We had working capital deficits at October 31, 2011 and October 31, 2010 of approximately $6,619,000 and $2,942,000, respectively. This increase in working capital deficit is primarily attributable to the reclassification of $1,750,000 of our long term debt to current liability and our losses to date.

We have an accumulated deficit of approximately $11,099,000 as of October 31, 2011.  As described previously, we obtained financing of $2.0 million (net of fees and costs) for our then current working capital needs in connection with our January / February 2011 private placement of common stock. Our sources of revenue are not sufficient to fund operations and we have not identified other sources of capital.  Our inability to obtain needed debt and/or equity financing or to generate sufficient cash from operations required us to wind down retail distribution operations as well as examine other strategic alternatives.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Spot Mobile International Ltd.

We have audited the accompanying consolidated balance sheets of Spot Mobile International Ltd. (the "Company") as of October 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spot Mobile International Ltd. as of October 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company reported a net loss of approximately $4,536,000 for the year ended October 31, 2011, and has a working capital deficiency and shareholders’ deficit of approximately $6,619,000, and $11,099,000, respectively, at October 31, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP HORWATH, P.C.

Denver, Colorado
March 21, 2012

Spot Mobile International Ltd. and Subsidiaries
Consolidated Balance Sheets

ASSETS

		October 31,	October 31,
	`	2011	2010
Current assets:
Cash		$1,306	$156,465
Accounts receivable, net		56,759	35,738
Inventory		157,027	138,116
Prepaid expenses		1,436	-

Total current assets		216,528	330,319

Deposits		230,000	30,000
Equipment, net		1,012,319	1,204,196
Customer lists, net		62,500	212,500
Intellectual property, net		41,667	141,667
Goodwill		100,000	400,000
		1,446,486	1,988,363
Total assets		$1,663,014	$2,318,682

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities		$1,753,308	$1,123,090
Secured notes payable		1,175,000	1,175,000
Deferred revenue		80,796	2,027
Due to related parties		958,539	871,845
Note payable		100,000	100,000
Convertible promissory note		500,000	-
Senior secured note payable		1,323,366	-
Secured note payable		945,000	-
Total current liabilities		6,836,009	3,271,962

Convertible promissory note		-	500,000
Senior secured note payable		-	1,250,000
Total liabilities		6,836,009	5,021,962

Shareholders' deficit:
Series A preferred stock		-	-
Common stock (issued and outstanding 29,253,594 and 24,153,594
shares at October 31, 2011 and 2010, respectively		29,254	24,154
Additional paid in capital		5,896,756	3,835,856
Accumulated deficit		(11,099,005)	(6,563,290)
Total shareholders' deficit		(5,172,995)	(2,703,280)
Total liabilities and shareholders' deficit		$1,663,014	$2,318,682

The accompanying notes are an integral part of these consolidated financial statements.

Spot Mobile International Ltd. and Subsidiaries
Consolidated Statements of Operations

	Year ended October 31,
	2011	2010

Revenue	$10,967,486	$16,078,063
Cost of revenue	11,779,655	16,019,588
Gross (loss) profit	(812,169)	58,475

Operating expenses:
Selling, general and administrative expenses	2,525,006	1,760,718
Costs related to Rapid Link transaction	-	243,765
Depreciation and amortization	445,093	296,693
Inventory write-down	365,362	-
Impairment charges	300,000	200,000
Loss on legal settlements	-	970,000
	3,635,461	3,471,176
Loss from operations	(4,447,630)	(3,412,701)

Other income (expense):
Loss on disposal of fixed assets	-	(5,490)
Service fee income, related party	281,074	-
Interest expense	(369,159)	(142,223)
	(88,085)	(147,713)
Net loss	$(4,535,715)	$(3,560,414)

Net loss per share - basic and diluted	$(0.16)	$(0.33)

Weighted average common number of shares outstanding	27,853,594	10,753,357

The accompanying notes are an integral part of these consolidated financial statements.

Spot Mobile International Ltd. and Subsidiaries
Consolidated Statement of Shareholders’ Deficit

	Preferred stock		Common stock			Additional	Accumulated
	Shares	Amount	Shares	Amount		Paid in Capital	Deficit	Total

Balance November 1, 2009	10,000,000	$10		$		$	$(1,617,876)	$(1,617,866)

Common shares deemed issued
and liabilities assumed in reverse
merger transaction			4,333,595		4,334	125,666	(1,455,000)	(1,325,000)

Conversion of preferred stock
into common stock on June 7, 2010	(10,000,000)	(10)	17,333,333		17,333	(17,323)	-	-

Conversion of secured note into			1,333,333		1,333	1,998,667	-	2,000,000
common stock

Shares issued in connections with			350,000		350	524,650	-	525,000
settlement of litigation

Shares issued under private placement			803,333		803	1,204,197	-	1,205,000

Accrued interest waived by
shareholder							70,000	70,000

Net loss							(3,560,414)	(3,560,414)

Balance, October 31, 2010	-	-	24,153,594		24,154	3,835,856	(6,563,290)	(2,703,280)

Shares issued under private placement	-	-	4,600,000		4,600	1,986,400	-	1,991,000

Shares issued for services	-	-	500,000		500	74,500	-	75,000

Net loss							(4,535,715)	(4,535,715)

Balance, October 31, 2011	-	$-	29,253,594		$29,254	$5,896,756	$(11,099,005)	$(5,172,995)

The accompanying notes are an integral part of these consolidated financial statements.

Spot Mobile International Ltd. and Subsidiaries
Consolidated Statements of Cash Flows

	Year ended October 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(4,535,715)	$(3,560,414)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	445,093	296,693
Accrued interest waived by shareholder	-	70,000
Shares issued for services	75,000	-
Loss on disposal of equipment	-	5,490
Inventory write-down	365,362
Loss on impairment of goodwill	300,000	200,000
Loss on legal settlements	-	525,000
Changes in operating assets and liabilities:
Accounts receivable	(21,021)	8,800
Prepaid expenses	(1,436)	-
Inventory	(384,273)	194,380
Deposits	(200,000)	(30,000)
Accounts payable and accrued liabilities	703,583	858,423
Deferred revenue	78,769	2,027
Due to related parties	31,026	204,000

Net cash used in operating activities	(3,143,612)	(1,225,601)

Cash flows from investing activities:
Purchases of equipment	(3,215)	(5,941)

Net cash used in investing activities	(3,215)	(5,941)

Cash flows from financing activities:
Advances from (payments to) related parties	55,668	(389,016)
Advances on note payable	945,000	-
Proceeds from issuance of common stock	1,991,000	1,205,000
Proceeds from convertible promissory note	-	500,000

Net cash provided by financing activities	2,991,668	1,315,984

Net (decrease) increase in cash	(155,159)	84,442

Cash - beginning of year	156,465	72,023

Cash - end of year	$1,306	$156,465

Supplemental disclosure of non-cash activities:
Liabilities assumed on reverse merger transaction	$-	$1,325,000
Conversion of secured note into common shares	$-	$2,000,000
Notes payable assumed upon acquisition of technology assets	$-	$1,175,000
Non-cash interest added to note payable	$73,366	$-

The accompanying notes are an integral part of these consolidated financial statements.

Spot Mobile International Ltd. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2011 and 2010

1.	Organization and nature of business:

Through its operating subsidiaries, Mr. Prepaid Inc., a Florida corporation  (“Mr. Prepaid”), and Spot Mobile Corporation (“Spot Mobile”), Spot Mobile International Ltd. (the “Company” or “we” or “our”) markets and distributes electronic prepaid telecommunication products and services through independent retailers in the Eastern United States, and operates a mobile virtual network operation offering principally prepaid mobile telephones.

Through February 24, 2010, Mr. Prepaid was a wholly-owned subsidiary of Blackbird Corporation (“Blackbird”), a telecommunications company. On February 24, 2010, Mr. Prepaid was party to the initial closing under a Share Exchange Agreement, dated October 13, 2009, as amended by an Amendment to Share Exchange Agreements dated January 21, 2010 (collectively, the "Share Exchange Agreement"), by and among Rapid Link Corporation (“Rapid Link"), Blackbird, certain of the Rapid Link's principal shareholders, certain principal shareholders of Blackbird, and Mr. Prepaid.  Pursuant to the Share Exchange Agreement, Rapid Link acquired from Blackbird all of the issued and outstanding shares of capital stock of Mr. Prepaid in exchange for 10,000,000 shares of Rapid Link's newly-created Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  As a result, Mr. Prepaid became a wholly-owned subsidiary of Rapid Link.

The Series A Preferred Stock had certain rights and preferences including full voting rights. In addition, the shares of Series A Preferred Stock issued to Blackbird upon the initial closing were convertible into 17,333,333 shares of' the Company’s common stock.  As a result, on an as-converted basis, these 17,333,333 shares of common stock would constitute approximately 80% of the then-issued and outstanding shares of common stock. The conversion of the Series A Preferred Stock issued to Blackbird was subject to amending the Company’s certificate of incorporation to increase the amount of shares of common stock authorized to be issued by the Company to an amount sufficient to permit the conversion of all such shares of Series A Preferred Stock, which occurred in June 2010 (Note 10). The description of the rights and preferences of the Series A Preferred Stock is qualified in its entirety by reference to the Certificate of Designations, Rights and Preferences of Series A Convertible Preferred Stock (the "Certificate of Designations").

Immediately after the initial closing, all of the outstanding capital stock of Rapid Link’s former wholly-owned subsidiaries, Telenational Communications, Inc. (“Telenational”) and One Ring Networks, Inc. (“One Ring”), was transferred to a third party. In connection with this transfer, the transferee also assumed the balance of the indebtedness due to the Lenders. The transfer of Telenational and One Ring is without recourse or liability to the Company.  After the transfer, and in accordance with the Share Exchange Agreement, the Company retained no significant assets of Rapid Link and assumed approximately $1,325,000 of liabilities, consisting of a $1,250,000 senior secured note payable (Note 9) and $75,000 of accrued expenses.  Because all of the operating businesses of Rapid Link were transferred immediately after initial closing, the transaction was accounted for as a recapitalization of Mr. Prepaid.

A subsequent closing under the Share Exchange Agreement was to occur subject to the satisfaction of certain additional conditions, including obtaining consents to transfer certain telecommunications licenses from the Federal Communication Commission and state regulatory authorities. At such subsequent closing, Blackbird was to deliver to the Company all of the issued and outstanding shares of capital stock of all other Blackbird subsidiaries. Additionally, certain assets necessary to conduct the core business of Telenational, Rapid Link’s former subisidiary, were to be transferred to a wholly-owned subsidiary of the Company in exchange for the assumption by such transferee of certain indebtedness.

On June 7, 2010, Blackbird notified the Company that due to the inability of certain conditions to the consummation of subsequent closing to be satisfied timely, the subsequent closing could not be completed. As a result, Blackbird advised the Company that it was exercising its rights to terminate the remaining portions of the Share Exchange Agreement which had yet to be performed, namely, the subsequent closing. Accordingly, as of June 7, 2010, the Share Exchange Agreement was terminated with no further force or effect, and no assets of Telenational and One Ring were transferred to the Company.

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

2.      Going concern, recent developments and management plans:

The Company is subject to various risks in connection with the operation of its business including, among other things, (i) changes in external competitive market factors, (ii) inability to satisfy anticipated working capital or other cash requirements. (iii) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market, (iv) various competitive factors that may prevent the Company from competing successfully in the marketplace, and (v) the Company’s lack of liquidity and its ability to raise additional capital. The Company has an accumulated deficit of approximately $11,099,000 as of October 31, 2011. For the fiscal year ended October 31, 2011, the Company's net loss was approximately $4,536.000 on revenues of approximately $10,967,000.

On June 6, 2011, we received a notice from LV Administrative Services, Inc., as administrative and collateral agent for Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Laurus Master Fund, Ltd. (In Liquidation) (collectively, the “Creditor Parties”) under that certain Master Security Agreement, dated February 24, 2010, executed by the Company and Mr. Prepaid, our wholly-owned subsidiary, and a Secured Term Note, dated February 24, 2010, issued by the Company in favor of the Creditor Parties, that we were in default under such loan documents for failure to pay scheduled interest payments and failure to provide certain financial reports. In July 2011, we received further notices from the Creditor Parties regarding acceleration all amounts due under the Secured Note, and on July 15, 2011, the Creditor Parties filed a lawsuit against the Company and Mr. Prepaid.  On December 6, 2011, the trial court issued a judgment against Spot Mobile International, Ltd. in the amount of $1,323,366, which represents the loan amount plus accrued interest (Notes 9 and 13).  On February 22, 2012, the Company filed a separate suit in U.S. District Court in the Southern District of New York to assert its counterclaim of damages against the Creditor Parties, a principal of the Creditor Parties and the Company’s former CEO.  The complaint alleges, among other things, Breach of Contract, Breach of Fiduciary Duty and Fraud in the defendants’ actions leading up to, during and subsequent to, the 2009 reverse merger of Rapid Link, Blackbird and Mr. Prepaid.  The Company is seeking no less than $3,000,000 in damages from the defendants in the lawsuit.

As a result of the default on our senior secured note payable and the demand for the repayment of the note, we have a working capital deficiency of $6,619,000 and are not able to repay the senior secured note.

As of September 19, 2011, the Company decided to suspend all retail distribution operations of our subsidiary, Spot Mobile Corp., pending the outcome of these matters and to evaluate strategic alternatives.  Spot Mobile Corp., made arrangements to obtain limited funding while it attempted to renegotiate new carrier and network arrangements and to evaluate its strategic plans.

On September 16, 2011, Spot Mobile Corp., executed a Secured Promissory Note evidencing a revolving line of credit facility in the principal amount of up to $3,000,000 in favor of a third party lender (the “Secured Note”).  The lender is an affiliate of the counter-party to the $1,175,000 Blackbird debt assumed by the Company in October, 2010.  The principal amount under the Secured Note accrues interest at the rate of 8.00% per year.  The principal amount of the Secured Note and all accrued interest is due on demand upon 30 days’ notice from the lender.  The proceeds of the Secured Note are to be used to finance Spot Mobile Corp.’s needs for working capital.  Of the $3,000,000 face amount of the Secured Note, $745,000 had been previously funded to Spot Mobile Corp. by the lender, primarily in 2011 for working capital needs.  In consideration of these prior advances, and in order to obtain additional funding from this lender, we provided security for Spot Mobile Corp.’s obligations.  Accordingly, the obligations of Spot Mobile Corp. under the Secured Note are secured by a security interest in all of the assets of Spot Mobile Corp. as well as a pledge by the Company of all of the capital stock of Spot Mobile Corp. in favor of the lender.  Principal in the amount of $945,000 was outstanding and owed to the lender under the Secured Note at October, 31, 2011.

On February 14, 2012, Spot Mobile Corp. finalized a new carrier and network agreement with T-Mobile USA, Inc.  In anticipation of executing the new carrier agreement with the new carrier, and after negotiating a 180 day wind-down period with the old carrier, Spot Mobile Corp. terminated its existing carrier contract on February 9, 2012.  It is anticipated that the new carrier arrangement will not be functional until the third fiscal quarter of 2012.  To implement the new carrier agreement, Spot Mobile Corp. needed to secure further working capital commitments to finance its operations.  Spot Mobile Corp. worked with the existing Secured Note lender to obtain additional necessary funding.

Concurrent with the signing of the new carrier agreement on February 14, 2012, Spot Mobile Corp, executed a Secured Convertible Note financing agreement (the “Convertible Notes”) in the principal amount of up to $2,000,000 in favor of an affiliate of the existing Secured Note lender.  The Convertible Notes have a term of 24 months, and outstanding principal is to accrue interest at the rate of 8.00% per year.  Principal and interest owed under the Convertible Notes is

 2.           Going concern, recent developments and management plans (continued):

convertible at any time into a combination of voting preferred and voting common shares of Spot Mobile Corp. at a conversion ratio to be fixed within 90 days of the issuance of the Convertible Notes based on the equity value of the Company, measured just prior to the issuance of the Convertible Notes, as determined by an independent business valuation.  Based on the valuation, the Convertible Notes are convertible into equity constituting up to 95% of the capital stock of Spot Mobile Corp.  Principal in the amount of $500,000 was outstanding and owed to the lender under the Secured Convertible Note at March 20, 2012.

The Secured Note lender notified Spot Mobile Corp. that as of February 14, 2012, it would not provide additional debt funding under the terms of the Secured Note and that all future funding only would be made under the terms of the Convertible Note financing agreement.  Principal in the amount of $1,290,000 is outstanding and owed to the lender under the Secured Note at March 20, 2012.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of approximately $4,536,000 and $3,560,000 during the years ended October 31, 2011 and 2010, respectively. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

3.      Summary of significant accounting policies:

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

       Revenue recognition:

Revenues generated by point of sale activated third party Personal Identification Numbers (“PINs”), which represent the primary sources of the Company's revenues, are recognized as revenue at the point of sale.  Revenue from the sale of Spot Mobile cellular air time is recognized when air time is used.  Revenue from sale of Spot Mobile prepaid telephones is recognized at the point of sale.

Inventory:

Inventory consists of prepaid calling cards and point of sale activated PINs, and cellular phones and SIM cards, held for resale, which are valued at the lower of cost or net realizable value. Inventory carrying value was reduced by approximately $365,000 during fiscal 2011 to recognize an impairment of  inventory due to changes in technology and obsolescence.  No inventory obsolescence charge was recorded in the year ended October 31, 2010.

Also in February 2012, a third-party warehouse that stores Spot Mobile inventory was destroyed by fire.  The approximate value of the inventory destroyed as a result of the fire was $153,000 (as of October 31, 2011).

Accounts receivable:

Trade accounts receivable are stated at the amount the Company expects to collect. The Company regularly monitors credit risk exposures in accounts receivable and maintains a general allowance for doubtful accounts based on historical experience for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer creditworthiness, past transaction history with the customer, current economic industry trends and changes in customer payment terms. Should any of these factors change, the estimates made by management would also change, which in turn

3.      Summary of significant accounting policies (continued):

would impact the level of the Company's future provision for doubtful accounts. Specifically, if the financial condition of the Company's customers were to deteriorate, affecting their ability provisions for doubtful accounts may be required. The Company reviews its credit policies on a regular basis and analyzes the risk of each prospective customer individually in order to minimize risk. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance.  Interest is typically not charged on overdue accounts receivable.  Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. The valuation allowance was approximately $51,000 and $9,000 as of October 31, 2011 and 2010, respectively.

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

Net loss per share:

Basic net loss per share is computed by dividing the net loss applicable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects the potential dilution that could occur if the preferred shares were converted into common stock. For each of the years presented, the effect of the inclusion of the dilutive shares (including 6,147,095 and 1,430,428 and  common shares as of October 31, 2011 and 2010, respectively, issued under outstanding warrants, and 617,283 and 617,283 common shares as of October 31, 2011 and 2010, respectively, issuable under convertible debt and equity instruments) in which would have resulted in a decrease in loss per share and have been excluded from the calculation of diluted loss per common share.

Long-lived assets:

Long-lived assets, including the Company's customer lists and intellectual property related to the Mr. Prepaid operations, arising from business combinations, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if an impairment is indicated by its carrying value not being recoverable through undiscounted cash flows. The impairment loss is the difference between the carrying amount and the fair value of the asset estimated using discounted cash flows. Long-lived assets held for sale are reported at the lower of cost or fair value less costs to sell.

During 2011 and 2010, the Company completed goodwill and long-lived asset impairment analyses. Based upon the work performed, management concluded that an impairment loss existed.  Accordingly, the Company recorded non-cash impairment charges for goodwill in 2011 of $300,000 and $200,000 in 2010. The impairment charges resulted primarily from declines in the customer base.  Management estimated the impairment charges by cash flow analyses and by consideration of current market conditions and transactions in the prepaid telecommunications industry.

3.      Summary of significant accounting policies (continued):

Fair value of financial instruments:

The carrying amount of financial instruments included in current assets and liabilities and debt is not materially different from fair value because of the short maturity of the instruments and/or their respective interest rate amounts and other terms that have been negotiated recently. The fair value of related party notes and advances payable are not practicable to estimate due to the related party nature of the underlying transactions.

The Company utilizes a three-tiered fair value hierarchy that prioritizes inputs to valuation techniques used in fair value calculations. The three levels of inputs are defined as follows:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – Include other inputs that are directly or indirectly observable in the marketplace.
Level 3 – Unobservable inputs which are supported by little or no market activity.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The Company's financial assets that are measured at fair value on a recurring basis include cash, which is classified within Level 1, as the cash consists of money market accounts which are valued using observable inputs that reflect quoted prices for identical assets.

Income taxes:

The Company utilizes the asset and liability approach to financial accounting and reporting for income taxes. Deferred income taxes and liabilities are computed for differences between the financial statement carrying amounts and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are recorded when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense or benefit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. For the years ended October 31, 2011 and 2010, the Company did not record any income tax benefit, because management does not believe realization of such related deferred income tax assets is more likely than not.

Segment information:

We acquired Spot Mobile Corp. on June 6, 2010 (Note 11) and began operating our business in two segments on that date: our Mr. Prepaid retail segment which markets and distributes electronic prepaid telecommunication products through independent retailers; and our Spot Mobile Corp MVNO segment offering prepaid mobile telephones and SIM cards and airtime utilizing our telecommunications assets.  These two segments are reviewed on a regular basis by our chief operating decision makers.  All our operations are in the United States, and no customers are individually material to our operations.

Recent accounting pronouncements:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above.  Both standards were effective for the Company in the first quarter of 2011 and the adoption of these standards did not have a material impact on its consolidated financial statements.

In September 2011, the FASB issued amended standards to allow for the option to first perform a qualitative assessment as to whether goodwill impairment indicators exist before undertaking the existing two-step test. The objective of the qualitative assessment is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is more likely than not, the two-step test must still be performed. The amended standards are intended to reduce costs of evaluating annual goodwill impairment. These amended standards are to be applied for annual periods beginning after December 15, 2011 (November 1, 2012 for the Company). The adoption of these standards is not expected to have a material impact on the Company’s consolidated financial statements.

4.      Equipment:

	2011	2010

Computer equipment	$6,467	$3,251
Furniture and fixtures	3,122	3,122
Point of sale activation terminals	126,632	126,632
Telecommunications switching platform (Note 14)	1,175,000	1,175,000
	1,311,221	1,307,735
Less accumulated depreciation and amortization	298,902	103,539
	$1,012,319	$1,204,196

5.      Goodwill and other intangible assets:

The following sets forth information for intangible assets subject to amortization and for intangible assets not subject to amortization.

	2011	2010
Customer lists:
Gross carrying amount	$750,000	$750,000
Accumulated amortization	(687,500)	(537,500)
	$62,500	$212,500

	2011	2010
Intellectual property:
Gross carrying amount	$500,000	$500,000
Accumulated amortization	(458,333)	(358,333)
Unamortized intangible asset	$41,667	$141,667

Goodwill	$100,000	$400,000

During 2011 and 2010, the Company recorded goodwill impairment charges of $300,000 and $200,000, respectively.
Amortization of intangibles is expected to be $104,000 in 2012.

6.      Due to related parties:

The amounts due to related parties represent cash advances made to the Company from other companies under common control and a Director of the Company.  These amounts are unsecured and non-interest bearing with no specific terms of repayment, and payable upon demand.

7.      Note payable:

The note payable with a third party is non-interest bearing and is collateralized by a priority claim on all assets of Mr. Prepaid.  This note was originally due in June 2008, and extended to December 2009.  The note remains unpaid and is now due on demand.

8.      Convertible promissory note:

During the year ended October 31, 2010, the Company entered into a note with a third party that bears interest at 3% per year commencing February 28, 2011, and was due on December 31, 2011.  The note may be converted at the option of the holder into common shares at a rate of $0.81 per share.  The note has a standard conversion feature.  As of the date of the

8.      Convertible promissory note (continued):

transaction, the market price of the Company’s common stock was not in excess of the conversion price.  Therefore, management determined that there was no beneficial conversion feature.  The note was not converted, remains unpaid and is now due on demand.

9.      Senior secured note payable:

Upon initial closing under the Share Exchange Agreement on February 24, 2010, the Company assumed a senior secured note payable of $1,250,000. The terms of this secured note provide for interest only payments monthly at the rate of 8% per year. The principal amount of $1,250,000 is due on February 28, 2013. This note is collateralized by all assets of the Company and guaranteed by Mr. Prepaid.  However, as a result of the judgment and trial court judgment against us, the entire loan amount and accrued interest is classified as a current liability in the balance sheet in the amount of $1,323,366 (Note 13).

10.    Secured notes payable:

On October 29, 2010, the Company assumed certain secured indebtedness of Blackbird in the amount of $1,175,000 in exchange for the technology assets acquired from Yak America Inc. a wholly owned subsidiary of Blackbird.  These notes are secured by the telecommunications switching platform and are payable interest only at 10% per annum and are due on demand.

On September 16, 2011, Spot Mobile Corp., our wholly owned subsidiary, executed a Secured Promissory Note evidencing a revolving line of credit facility in the principal amount of up to $3,000,000 in favor of a third party lender (the “ Secured Note”).  The lender is an affiliate of the counter-party to the $1,175,000 Blackbird debt assumed by the Company in 2010 and noted above.  The principal amount under the Secured Note will accrue interest at the rate of 8.00% per year.  The principal amount of the Secured Note and all accrued interest is due on demand upon 30 days’ notice from the lender.  The proceeds of the Secured Note will be used to finance Spot Mobile’s Corp’s needs for working capital.  Of the $3,000,000 face amount of the Secured Note, $745,000 had been previously funded to Spot Mobile Corp by the lender, primarily in fiscal 2011 for working capital needs.  In consideration of these prior advances, and in order to obtain additional funding from this lender, we provided security for Spot Mobile’s Corp’s obligations.  Accordingly, the obligations of Spot Mobile under the Secured Note are secured by a security interest in all of the assets of Spot Mobile Corp as well as a pledge by the Company of all of the capital stock of Spot Mobile Corp in favor of the lender.  $945,000 was outstanding under the Secured Note at October 31, 2011.

On November 1, 2009, the Company had a $2,000,000 note payable to a related party.  Interest on this note was at 6% per annum, and principal and interest were due September 30, 2017. The note was collateralized by all assets of the Company. The lender waived all interest of $70,000 to June 14, 2010 and $ 120,000 for the year ended October 31, 2009.  The Company has accounted for this waived interest as a contribution of capital from the shareholder.  On June 14, 2010, the Company and the lender agreed to convert the note to 1,333,333 shares of common stock. The conversion rate of $ 1.50 per share was consistent with the price per share of the Company’s July 2010 private placement (Note 11).

11.         Capital stock:
	2011	2010
Authorized
Preferred stock:
Series A preferred stock, no par value; authorized 100,000,000 shares and 10,000,000 at October 31, 2011 and 2010, respectively

Common stock, $0.001 par value, authorized 1,000,000,000 shares at October 31, 2011 and 2010, respectively

Issued
29,253,594 and 24,153,594 shares of common stock at October 31, 2001 and 2010, respectively	29,254	24,154
	$29,254	$24,154

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

In July 2010, the Company completed a private placement of 803,333 shares of common stock at a price of $1.50 per share.  Each share included a warrant for one share of common stock exercisable at $2.70 per share and a warrant for one share of common stock exercisable at $4.50 per share.  These warrants were exercisable immediately and expired on October 31, 2011.

On October 27, 2010, the Company filed an amendment to our certificate of incorporation to effect a reverse stock split of our common stock on the basis of one post split share for every thirty pre-split shares.  All references to shares and earnings per share have been retroactively restated to reflect the reverse stock split.

At October 31, 2010, an additional 627,095 warrants exercisable at $0.30 per share of common stock were outstanding. These warrants were issued by Rapid Link prior to the Share Exchange Agreement and have no expiration date.

On January 25, 2011, the Company completed a closing of a private placement with approximately 30 accredited investors under which it sold 4,100,000 common shares at a price of $0.50 per share and received net proceeds of approximately $ 1,800,000 after payment of agent fees and costs. In addition, the Company issued 4,100,000 warrants to purchase 4,100,000 common shares at an exercise price of $ 0.75 per share until January 25, 2017. In conjunction with this placement, warrants were issued to the placement agent to purchase 410,000 common shares at an exercise price of $0.60 per share until January 25, 2016.

On February 28, 2011, the Company completed a closing of a private placement under which the Company sold 500,000 common shares at a price $0.50 per share and received net proceeds of $216,000 after payment of agent fees and costs. In addition, the Company issued 500,000 warrants to purchase 500,000 common shares at an exercise price of $ 0.75 per share until January 25, 2014 and 50,000 warrants to the placement agent to purchase 50,000 common shares at an exercise price of $0.60 per share until January 25, 2016.

On May 26, 2011, the Company issued 500,000 common shares for consulting services valued at $75,000.

At October 31, 2011, 6,147,095 warrants were issued and outstanding.

12.      Related Party Transactions:

Allocation of expenses:

Many operating expenses, primarily salary costs and rent of Mr. Prepaid, were incurred and paid by Blackbird, a company under common control.  In accordance with SEC Staff Accounting Bulletin No. 55, these financial statements reflect all of the costs associated with the operations of the Company.  While certain costs incurred by Blackbird are directly attributable to the Company, other costs were shared between the two organizations.  In situations where the costs were shared, expense

12.      Related Party Transactions (continued):

has been allocated between Blackbird and Mr. Prepaid.  Management believes that the methodologies used are reasonable.  Salaries, taxes and benefits were allocated based upon functions of employees.  Rent and occupancy costs were allocated based on space utilized. Total allocated expenses charged to the Company were approximately $582,000 and $204,000, for the years ended October 31, 2011 and 2010, respectively.   Movement of due to related parties balance is as follows:

Balance at November 1, 2009	$1,056,861

2010 allocated expenses	204,000
Advances to related parties	(389,016)

Balance at October 31, 2010	871,845

2011 allocated expenses	582,000
Service fee income, related parties	(281,074)
Reclassified to note payable	(269,900)
Advance from related parties	55,668

Balance at October 31, 2011	$958,539

Use of Premises:

The Company currently operates from office space leased by Yak America Inc. and leased by Cipher Networks Inc. at their monthly cost of approximately $5,000.  Yak America Inc. and Cipher Networks Inc. are principally owned and controlled by Charles Zwebner, our chief executive officer.

13.      Commitments and contingencies:

On June 10, 2010, Coastline Capital Partners was awarded $300,000 as its arbitration award in its proceeding against the Company.  This matter related to Rapid Link and arose before the closing of the transactions contemplated by the Share Exchange Agreement.  Coastline Capital Partners has since obtained a judgment in California against the Company in the amount of $434,000 inclusive of attorney fees and costs and is currently seeking to have the judgment enforced in Florida. A full provision for this amount is included in the October 31, 2010 statement of operations as loss on legal settlement.

On July 28, 2010, the Company entered into a settlement agreement with Matthew Liotta and other parties in which 350,000 shares of the Company were issued.  This matter related to Rapid Link and arose before closing of the transactions contemplated by the Share Exchange Agreement.  The Company estimated the value of these shares to be approximately $525,000 ($0.05 per share) and a provision for this amount is included in the year ended October 31, 2010 as loss on legal settlement. As the current trading volume of the Company’s listed shares is limited, management estimated the value of the shares based on the July 2010 private placement transaction.  The settlement agreement also included a full release of all liabilities, damages and obligations relating to this matter as well as a dismissal of the lawsuit and also related to the litigation.  Matthew Liotta became a Director of the Company on June 2, 2011.

The company has received correspondence from Telenational Communications, Inc., a former subsidiary of the Company regarding an alleged breach by the Company of its obligations under the Share Exchange Agreement of October 13, 2009 to consummate a subsequent closing which was to occur on June 30, 2010 upon the satisfaction of certain conditions. Under such subsequent closing, the Company was to acquire certain assets of Telenational and assume certain indebtedness related to such assets.  The company terminated  the share exchange agreement on June 7, 2010, as the Company determined that Telenational was unable to comply with its obligations under the agreement.  No formal proceedings have been commenced with respect to this matter.  The Company believes that it has no further obligations in this regard and that any claim is without merit and will be defended.  No provision for loss, if any, has been made in these financial statements as any claim and loss cannot be determined.

13.      Commitments and contingencies (continued):

On June 6, 2011, we received a notice from LV Administrative Services, Inc., as administrative and collateral agent for Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC, Laurus Master Fund, Ltd. (In Liquidation) (collectively, the “Creditor Parties”) under that certain Master Security Agreement, dated February 24, 2010, executed by the Company and Mr. Prepaid, our wholly-owned subsidiary, and a Secured Term Note, dated February 24, 2010, issued by the Company in favor of the Creditor Parties that we were in default under such loan documents for failure to pay scheduled interest payments and failure to provide certain financial reports. On July 12, 2011, we received further notice from the Creditor Parties regarding the acceleration of all amounts due under their senior secured note and demanding payment of $1,323,366.  On July 15, 2011, the Creditor Parties filed a lawsuit against the Company and Mr. Prepaid in the Supreme Court of the State of New York seeking summary judgment due to our failure to pay the amounts due under the senior secured note and seeking to enforce their rights and remedies under our loan documents. The Company filed a response setting forth various defenses and counterclaims against the Creditor Parties.  On December 6, 2011, the trial court issued a judgment against Spot Mobile International, Ltd. in the amount of $1,323,366, which was the loan amount.  The Court denied the Company’s request to allow its claims to proceed in that same case as a setoff of the loan amount, but granted leave to file the claim separately.  On February 22, 2012, the Company filed a separate suit in U.S. District Court in the Southern District of New York to assert its counterclaim of damages against the Creditor Parties, a principal of the Creditor Parties and the Company’s former CEO.  The complaint alleges, among other things, Breach of Contract, Breach of Fiduciary Duty and Fraud in the defendants’ actions leading up to, during and subsequent to, the 2009 reverse merger of Rapid Link, Blackbird and Mr. Prepaid.  The Company is seeking no less than $3,000,000 in damages from the defendants in the lawsuit.

On July 12, 2011, an interpleader complaint was filed against the Creditor Parties, the Company and Mr. Prepaid, among other parties, in the Supreme Court of the State of New York.  In connection with a proposed settlement of the dispute between the Creditor Parties and the Company, the Company had previously delivered a good faith deposit in the amount of $200,000 to the plaintiff. Due to the failure of the parties to resolve the dispute, the plaintiff placed such deposit with the court pursuant to the interpleader action.  The Company has filed a response setting forth various defenses.  This matter is ongoing pending a resolution of the LV Administrative Services, Inc. lawsuit described above.

In November 2011, John Jenkins (“Jenkins”) filed an action against the Company’s directors, as individuals, in U.S. District Court in the Central District of California.  The Company was not named as a defendant in the complaint.  This matter involves claims by the Company’s former Chairman and CEO for alleged intentional interference with contract, fraud and unfair competition related to a share lock-up agreement that was executed between Jenkins and the Company in February 2010.  Claimant seeks the unrestricted ability to transfer/sell his equity shares in the Company and unspecified damages.  An amended complaint was received on January 19, 2012.  The Company’s directors believe the lawsuit is without merit and on February 15, 2012 we filed a defense and a Motion to Dismiss the claim.  No provision for loss, if any, has been made in these financial statements as any claim and loss cannot be determined.

14.      Telecommunications Switching Platform:

Until October 29, 2010, Spot Mobile had an agreement to utilize a telecommunications switching platform ("technology assets” or, "the platform") to rout its calls and in connection with its cellular business.  The agreement was with, and the platform was owned by Yak America, Inc., an entity controlled by the Company's CEO and majority shareholder.

On October 29, 2010, the Company acquired these technology assets from Yak.  These technology assets had an historical carrying cost to Yak of $1,175,000, and Spot Mobile acquired the technology assets in exchange for Spot Mobile's assumption of certain secured indebtedness of Yak's parent, Blackbird, in the amount of $1,175,000 (Note 10).  The Company determined that there were no indications of impairment of the historical carrying costs of the technology assets as of October 31, 2011.  Spot Mobile plans to use the platform's capacity to offer mobile virtual network services.  Spot Mobile has entered into an agreement with Yak whereby Yak will be able to use any excess capacity not utilized by the Company.

14.      Telecommunications Switching Platform (continued):

The Company did not acquire any of Yak's business operations related to the technology assets, including any customers or revenues, or any of Yak's receivables, payables or employees related to the technology assets acquired.  Effective November 1, 2010, Yak is entitled to use the platform until June 20, 2012 for a service fee equal to 8% of Yak's net revenue from the use off the platform for its customers ($281,000 in 2011).  Based upon Yak's historical use of the technology assets, these service fees are not expected to be significant to the Company's 2012 consolidated financial statements.

15.      Income Taxes:

At October 31, 2011, the Company has U.S. net operating loss carry forwards for federal income tax purposes of approximately $ 39 million (2010 - $ 35 million), which expire in 2012 through 2031.  The tax effect of these carry forwards is approximately $ 15 million (2010- $ 17 million), which represents the Company's only significant deferred tax asset.  Utilization of U.S. net operating losses is subject to annual limitations provided for the Internal Revenue Code.  The annual limitation may also result in the expiration of net operating losses before utilization.

During 2011, $1 million of losses expired ($11 million in 2010).  The effective tax rate does not equal the statutory tax rate due to our losses.  Realization of tax benefits depends on having sufficient taxable income within the carry back and carry forward periods.  The Company continually reviews the adequacy of the valuation allowance and recognizes these benefits as reassessments indicates that it is more likely than not that the benefits will be realized.  Based on pretax losses incurred in prior years, management has established a valuation allowance against the entire net deferred asset balance.

16.      Segment Information

Prior to October 29, 2010, the Company operated in one segment, however, with the acquisition of the technology assets from Yak America on October 29, 2010 we began operating our business in two segments:  Mr. Prepaid and Spot Mobile Corp.  The Mr. Prepaid segment markets and distributes electronic prepaid telecommunication products through independent retailers.  The Spot Mobile Corp MVNO segment offers prepaid mobile telephones, SIM cards and airtime utilizing our  telecommunication assets.  The operations of our segments are managed separately and each has unique technology and services.  Relevant segment financial information is as follows:

	October 31, 2011	October 31, 2010
Spot Mobile Corp.:
Revenue	171,000	57,000
Gross Loss	(1,046,000)	(163,000)
Loss from Operations	(2,805,000)	(875,000)
Interest Expense	133,000	-
Amortization & Impairment	534,000	-
Segment Assets	1,236,000	1,310,000
Mr. Prepaid:
Revenue	10,797,000	16,021,000
Gross Profit	234,000	432,000
Loss from Operations	(715,000)	(766,000)
Amortization & Impairment	576,000	496,000
Segment Assets	227,000	1,009,000
Spot Mobile International (Corporate):
Loss from Operations	(928,000)	(1,772,000)
Interest Expense	236,000	142,223
Segment Assets	200,000	-
Company totals:
Revenue	10,968,000	16,078,000
Gross Loss	(812,000)	269,000
Loss from Operations	(4,448,000)	(3,413,000)
Interest Expense	369,000	142,223
Amortization & Impairment	1,110,000	496,000
Segment Assets	1,663,000	2,319,000

17.      Subsequent Event:

      On February 14, 2012, Spot Mobile Corp. finalized a new carrier and network agreement. In anticipation of executing the agreement with the new carrier, and after negotiating a 180 day wind-down period with the old carrier, Spot Mobile Corp. terminated its existing carrier contract on February 9, 2012.  It is anticipated that the new carrier arrangement will not be functional until the third quarter of 2012.  To implement the new carrier agreement, Spot Mobile Corp. needed to secure further working capital commitments to finance its operations.  Spot Mobile Corp. worked with the existing Secured Note lender to obtain additional necessary funding.

Concurrent with the signing of the new carrier agreement on February 14, 2012, Spot Mobile Corp, executed a Secured Convertible Note financing agreement (the “Convertible Notes”) in the principal amount of up to $2,000,000 in favor of an affiliate of the existing Secured Note lender.  The Convertible Notes have a term of 24 months and outstanding principal is to accrue interest at the rate of 8.00% per year.  Principal and interest owed under the Convertible Notes is convertible at any time into a combination of voting preferred and voting common shares of Spot Mobile Corp. at a conversion ratio to be fixed within 90 days of the issuance of the Convertible Notes based on the equity value of the Company, measured just prior to the issuance of the Convertible Notes, as determined by an independent business valuation.  Based on the valuation, the Convertible Notes are convertible into equity constituting up to 95% of the capital stock of Spot Mobile Corp. Principal in the amount of $500,000 was outstanding and owed to the lender under the Secured Convertible Note at March 20, 2012.

The Secured Note lender notified Spot Mobile Corp. that as of February 14, 2012 it would not provide additional debt funding under the terms of the Secured Note and that all future funding only would be made under the terms of the Convertible Note financing agreement.  Principal in the amount of $1,290,000 was outstanding and owed to the lender under the Secured Note at March 20, 2012.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                      CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934).  In designing and evaluating its disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Based upon that evaluation, management concluded that our disclosure controls and procedures were ineffective as of the end of the period covered in this report because of the material weakness in internal controls over financial reporting described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. Management identified the following control deficiencies which represent material weaknesses in our internal control over financial reporting:

●	We did not maintain a sufficient depth of personnel with clearly delineated and fully documented responsibilities and with an appropriate level of accounting expertise.

●
We have insufficient documented procedures to identify and prepare a conclusion on matters involving material accounting issues and to independently review conclusions as to the application of generally accepted accounting principles.

●
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

These control deficiencies could result in material misstatements of significant accounts and disclosures that would result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Due to the material weaknesses described above, our management performed additional analyses and other post-closing procedures to ensure that our unaudited interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Accordingly, our management believes that the audited condensed consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Rule 13a-15(f) under the Exchange Act) for the company. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management evaluated the effectiveness of our internal controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Exchange Act). In making this assessment, our management used the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon that evaluation and criterion, and the material weaknesses in the controls noted above, we concluded that as of October 31, 2011, our internal control over financial reporting was ineffective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  It is important to note that although no changes were made to internal controls in the fourth quarter of fiscal 2011, our management intends to implement enhancements and changes to internal control over financial reporting to provide reasonable assurance that errors and control deficiencies will not recur.

 Prior to February 24, 2010, Mr. Prepaid was a privately held company and prior to June 7, 2010, Spot Mobile Corp. was a privately held company and neither subsidiary had an appropriate internal control structure designed for external reporting purposes.  These enhancements will include the hiring of additional personnel with appropriate skills and experience in the application of GAAP commensurate with our financial reporting requirements, ongoing training, and development and communication of a delegation of authority policy and other process enhancements.

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

Name	Age	Position

Charles Zwebner	53	Chief Executive Officer, Interim Chief Financial Officer
Jeffery Kapner	47	President, Spot Mobile Corp.
Valerie Ferraro	60	Vice President and Director
Matthew Liotta	33	Director

Charles Zwebner; Chief Executive Officer and Chairman of the Board of Directors

Charles Zwebner has served as our Chief Executive Officer and Chairman of the Board of Directors since February 2010.  He was named Interim Chief Financial Officer in October 2011 when the former CFO resigned.   Mr. Zwebner founded, and is currently the sole officer and director of, Blackbird Corporation which acquired the business of Yak America, Inc. and certain telecommunications assets from Yak Communications, Inc. in December 2006.   In March 2007, Blackbird Corporation acquired Mr. Prepaid, Inc. and in February 2010, Blackbird Corporation acquired an 80% interest in the Company.  From 1998 to 2006 Mr. Zwebner was the President, Chief Executive Officer, and Chairman of the Board of Directors of Yak Communications Inc., a long distance telecommunications services provider (NASD:YAKC), a company he founded in December 1998.  In November 2006 Yak Communications was sold to Globalive Communications Corp.  From 1992 to 1998 Mr. Zwebner served as the President and a member of the Board of Directors of CardCaller Canada, Inc.  Mr. Zwebner founded CardCaller Canada in 1992, which developed the first Canadian fixed amount prepaid, multilingual telephone calling card. In June 1997, the shareholders, including Mr. Zwebner, of CardCall International Holdings, Inc. (“CIH”), the parent of CardCaller Canada, sold all of their shares in CIH to a U.S. public corporation. Mr. Zwebner holds a BA in Business Management and Computer Science, from York University and has completed several additional professional technical and management courses.

Jeffrey Kapner; President of Spot Mobile Corp.

Jeffrey Kapner has served as President of our subsidiary, Spot Mobile Corp., since May 2010.  Mr. Kapner is responsible for managing the daily operations of Spot Mobile as well as developing sales, marketing and distribution for the company.  Mr. Kapner has over 25 years of experience in the telecommunications and technology industries.  He has served in various functional roles overseeing marketing, sales, customer service and operations teams.  From 2005 to April 2010, Mr. Kapner served as the Senior Vice President of Marketing, Sales and Support for Total Call International, where he launched and established Total Call Mobile, a prepaid wireless MVNO on the Sprint network.  Total Call International is a nationally recognized provider of International long distance, one plus long distance, dial around, prepaid calling cards and prepaid wireless services.  In January of 2010 Total Call Mobile and Total Call International were acquired by KDDI.  From 2003 to 2005 Mr. Kapner served as Regional Director of Marketing and Strategy for Adelphia Communications Corporation (NASDAQ: ADELQ), where he managed the programming, and the development of new technologies including HDTV, Video on Demand, and Digital Video Recorders.  From 2000 to 2002, Mr. Kapner served as Senior Director Market Development and Services Strategy for Keen Personal Media, a subsidiary of Western Digital Corporation (NYSE: WDC).  While there he oversaw the strategic development of Digital Video Recorder technology and services and established Personal Video Recorder integration strategy for Digital Cable, IPG, VOD, SVOD and HDTV.  From 1998 to 2000, Mr. Kapner served as Senior Manager Broadband Strategic Marketing at EarthLink, Inc. (NASDAQ: ELNK), developing EarthLink’s high speed cable modem and DSL services.  Mr. Kapner holds an MBA and a BA in Business and Communications from the University of Southern California, Marshall School of Business.

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

Matthew Liotta; a member of our Board of Directors

Matthew Liotta has been a member of our Board of Directors since June 2011.  Mr. Liotta currently serves as Chief Executive Officer for PodPonics, LLC, a company he founded in 2010. Mr. Liotta was the Chief Technology Officer and a director of Rapid Link Incorporated (our predecessor) from October 2008 through August 2009. In 2004, Mr. Liotta founded One Ring Networks, Inc. (“One Ring”), a hybrid fiber and fixed access carrier and an alternative access provider in the U.S. In 2008, Rapid Link Incorporated acquired One Ring. Prior to founding One Ring, Mr. Liotta was the chief executive officer of Montara Software, a content management and portal software company, from 2002 through 2004. Prior to that, Mr. Liotta was the portal engineering manager for DevX. Mr. Liotta has also served as a software architect for a variety of companies in San Francisco and Atlanta.

As previously disclosed, Mr. Liotta commenced litigation against Telenational Communications, Inc., our former subsidiary in November 2009, alleging wrongful termination and damages for unpaid compensation. Mr. Liotta was also involved in a separate lawsuit against Telenational Communications and Rapid Link Incorporated claiming certain contingent purchase price payments under a stock purchase agreement with Rapid Link Incorporated. Both of these claims arose prior to the closing of the Share Exchange Agreement transaction, and the resulting change in control of the Company, in February 2010. On July 28, 2010, we entered into a settlement agreement with Mr. Liotta and other plaintiffs in both of these proceedings pursuant to which we agreed to issue an aggregate of 350,000 shares of our common stock to the plaintiffs in exchange for a full release of all liabilities, damages and obligations relating to these matters.

Committees of the Board of Directors

We have not established any committees including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function.  Our Board of Directors consists of only three members, which are also executive officers of the Company, and has not delegated any of its functions to committees.  The members of our Board of Directors do not qualify as “independent” under any exchange or SEC standard.  The entire Board of Directors acts as our audit committee as permitted under Section 3(a)(58)(B) of the Exchange Act.  Our Board of Directors reviews the professional services provided by our independent auditors, the independence of our auditors from our management, our annual financial statements and our system of internal accounting controls.  Further, as we are currently quoted on the OTC Pink Sheets, we are not subject to any exchange rule which includes qualitative requirements mandating the establishment of any particular committees or that a majority of our Board of Directors be independent.  We do not have a policy regarding the consideration of any director candidates which may be recommended by our shareholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our shareholders, including the procedures to be followed.  Our Board of Directors has not considered or adopted any of these policies as we have never received a recommendation from any shareholder for any candidate to serve on our Board of Directors.  Given the nature of our operations and lack of directors and officers insurance coverage, we do not anticipate that any of our shareholders will make such a recommendation in the near future.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board of Directors will participate in the consideration of director nominees.

None of our directors is considered an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K.  In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

-	understands generally accepted accounting principles and financial statements;

-	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;

-	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;

-	understands internal controls over financial reporting; and

-	understands audit committee functions.

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

Limitation of Liability of Directors and Indemnification of Directors and Officers

The Delaware General Corporation Law provides that corporations may include a provision in their certificate of incorporation relieving directors of monetary liability for breach of their fiduciary duty as directors, provided that such provision shall not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for unlawful payment of a dividend or unlawful stock purchase or redemption, or (iv) for any transaction from which the director derived an improper personal benefit.  Our certificate of incorporation provides that directors are not liable to its or our stockholders for monetary damages for breach of their fiduciary duty as directors to the fullest extent permitted by Delaware law.  In addition to the foregoing, our bylaws provide that we may indemnify directors, officers, employees or agents to the fullest extent permitted by law and we have agreed to provide such indemnification to each of our directors.

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

●
Our management team reports to the Board on risk matters in the context of our strategic, business and operational planning and decision making. Management manages and monitors risks at all levels of the Company, including its subsidiaries, and reports to the Board.

●
Management and the independent registered public accounting firm provide to the Board assessments of the Company’s risk management processes and system of internal control. The Board also discusses risk management in the context of compliance and internal controls.

●
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

Stockholder Director Nomination Process

Our policy is to consider properly submitted recommendations for candidates to the Board of Directors from stockholders. In evaluating such recommendations, the Board seeks to achieve a balance of experience, knowledge, integrity and capability on the Board of Directors. We seek candidates of diverse background, education, skills, age and expertise with a proven record of accomplishment and the ability to work well with others. In addition, each director must be able to direct the Company in the best interests of the stockholders. Any stockholder recommendations for consideration by the Board should include the candidate’s name, biographical information, information regarding any relationships between the candidate and the Company within the last three years, at least three personal references, a statement of recommendation of the candidate from the stockholder, a description of the shares of the Company beneficially owned by the stockholder, a description of all arrangements between the candidate and the recommending stockholder and any other person pursuant to which the candidate is being recommended, a written indication of the candidate’s willingness to serve on the Board and a written indication to provide such other information as the Board may reasonably request. Stockholder recommendations to the Board of Directors should be sent to: Spot Mobile International Ltd., Attn: Corporate Secretary, 4940 Yonge Street, Suite 904, North York, Ontario, Canada,M2N 6K1.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our common stock to file reports regarding their ownership and changes in ownership of our securities with the SEC, and to furnish us with copies of all Section 16(a) reports that they file.  Specific due dates for these reports have been established, and we are required to report in this proxy statement any failure to comply therewith during the fiscal year ended October 31, 2010.  We believe that during the fiscal year ended October 31, 2011, our directors, executive officers, and greater than 10% shareholders complied with all applicable Section 16(a) filing requirements.  In making this statement, we have relied upon a review of the copies of Section 16(a) reports furnished to us and the written representations of our directors, executive officers, and greater than 10% shareholders.

ITEM 11.                      EXECUTIVE COMPENSATION

2011 Executive Compensation

Summary Compensation Table
Name and principal position		Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan	Non-qualified Deferred Compensation Earnings	All other compensation	Total
(a)		(b)	(c )	(d)	( e)	(f)	(g)	(h)	(i)	(j)
Charles Zwebner, Chairman & CEO		2011	180,000							180,000
		2010
		2009
Jeffrey Kapner, President Spot Mobile Corp		2011	180,000							180,000
		2010
		2009
Valerie Ferraro, Vice President		2011
		2010	130,000							130,000
		2009
David Stier, Former CFO		2011
	1	2010	90,000							90,000
		2009

1 Mr. Stier resigned as our chief financial officer effective October 28, 2011.

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

How Compensation for our Directors’ and Executive Officers’ was Determined

Our Board of Directors, which includes three members, determined the amount of compensation payable to our Directors and Executive Officers.  None of our directors receive any compensation for their services as a member of the Board of Directors.  Our executive officers are currently employed at annual salaries aggregating $490,000, as of November 1, 2011.

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

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of  February 15, 2012, with respect to the beneficial ownership of our common stock by (i) each person who, to our knowledge, is the beneficial owner of more than 5% of the outstanding common stock, (ii) each director and executive officer, and (iii) all of our executive officers and directors as a group.  The percentages below are based on 29,253,594 shares of common stock outstanding on February 15, 2012.  In each case, except as otherwise indicated in the footnotes to the table, the shares of common stock are owned directly by the named owners, with sole voting and dispositive power.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership 1	% of Class 2
Directors and Named Executive Officers
Charles Zwebner 3	6,224,000	21.3%
David Stier 4	566,667	1.9%
Valerie Ferraro 4	566,667	1.9%
Jeffrey Kapner	0	*
All Directors and Executive Officers as a group (4 persons)	7,357,334	25.2%

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

2.
Applicable percentage of ownership is based on 29,253,594 shares of Common Stock outstanding as of March 20, 2012 together with securities exercisable or convertible into shares of Common Stock within 60 days of March 20, 2012 for each stockholder.

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

4.
These shares were distributed by Blackbird which, in the process of liquidating and dissolving its operations, distributed (on a pro rata basis) all shares of Common Stock previously owned by Blackbird to its existing shareholders including Mr. Stier and Ms. Ferraro.  Mr. Stier resigned as our chief financial officer effective October 28, 2011.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information with respect to equity compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of October 31, 2011:

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

-
On October 29, 2010 Spot Mobile Corp. acquired certain technology assets from Yak America.  Yak America is a wholly-owned subsidiary of Blackbird, formerly a principal shareholder of the Company.  Our CEO is the sole officer and director of Blackbird and Yak America.  Blackbird is currently in the process of liquidating and dissolving its operations.  The technology assets include a telecommunications switching platform and all related hardware and software including assets and systems Spot Mobile Corp will use for switching, routing, billing, payment systems, fraud monitoring, database management, customer service, web-based services, e-mail servers, accounting systems, network management, interactive voice response systems and all hardware and software enhancements to these systems.  In consideration for the acquisition of these technology assets, Spot Mobile Corp. agreed to assume certain secured indebtedness of Blackbird in the amount of $1,175,000.  These Technology Assets have been recorded at the amount of the assumed liability of $1,175,000 which approximates the net book value of Yak America.  Spot Mobile Corp. conducted a third party valuation of the Technology Assets which valuation supports the net book value amount and the amount recorded by the Company.

-
Until October 29, 2010, Spot Mobile Corp. shared the use of the telecommunications switching platform owned by Yak America and shared the cost of certain employees involved in network management and administration.

-
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

-	Spot Mobile Corp. currently sublets office space under lease by Yak America at its monthly cost of $5,000.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of GHP Horwath, P.C. (“GHP Horwath”) , an independent registered public accounting firm, served as our auditors for the fiscal years ended October 31, 2011 and 2010.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by GHP Horwath for the reviews and audit of our annual financial statements for the fiscal years ended October 31, 2011 and 2010 and fees billed for other services rendered by GHP Horwath during those periods.

Principal Accountant Fees and Services

	2011	2010
Audit Fees (1)	$95,500	$148,000
Audit-Related Fees (2)
Tax Fees (3)
All Other Fees (4)
Total	$95,500	$148,000

(1)
Audit fees consistent principally of audit work performed on the consolidated financial statements, as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits, included in our Form 10-K and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during those fiscal years.

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

●
Audit services include audit work performed on the financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and discussions surrounding the proper application of financial accounting and/or reporting standards.

●
Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

●
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

●	Other fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

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
Previously filed as Exhibit 10.1 to the Company’s Form 8-K filed on January 27, 2010 and incorporated herein by reference.

3.1	Amended and Restated Certificate of Incorporation of Spot Mobile International Ltd., effective June 7, 2010.	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 11, 2010, and incorporated herein by reference.

3.2	Amended and Restated Bylaws of Spot Mobile International Ltd.	Previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on February 15, 2011, and incorporated herein by reference.

4.1	Secured Term Note, dated February 24, 2010, executed by Rapid Link, Incorporated in favor of Valens Offshore SPV II, Corp., Valens U.S. SPV I, LLC and Laurus Master Fund, Ltd. (In Liquidation).	Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 2, 2010, and incorporated herein by reference.

4.2	Form of Convertible Promissory Note, dated February 24, 2010.	Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 2, 2010, and incorporated herein by reference.

4.3	Certificate of Designations, Rights and Privileges of Series A Preferred Stock of Rapid Link, Incorporated, as filed with the Secretary of State of Delaware on February 23, 2010	Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 2, 2010, and incorporated herein by reference.
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

Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2010, and incorporated herein by reference.

Exhibit No.	Description of Document	Method of Filing
10.3	Management Agreement by and among the Registrant and Blackbird Corporation dated as of October 13, 2009.	Previously filed as Exhibit 10.2 to the Company’s Form 8-K filed on October 19, 2009, and incorporated herein by reference.

10.4

10.5

10.6

14.1	Code of Business Conduct and Ethics.	Previously filed as an exhibit to the Form 10-K for the fiscal year ended October 31, 2003.

21.1	Subsidiaries of the Registrant.	Filed herewith.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Interim Chief Financial Officer Certification Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.2	Certification of Interim Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPOT MOBILE INTERNATIONAL LTD.

Date: March 21, 2012	By:	/s/ Charles J. Zwebner
Charles J. Zwebner , Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2012.

/s/ Charles J. Zwebner	Chief Executive Officer, Interim Chief Financial Officer and Chairman of the Board of Directors
Charles J. Zwebner

/s/ Valerie Ferraro	Vice President and Director
Valerie Ferraro